Form 10-Q
period 1996-06-30
VISION SCIENCES INC /DE/
filed 1996-08-12
CIK 894237

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-20970

                             VISION-SCIENCES, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        13-3430173
             --------                                        ----------
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification Number)

    6 Strathmore Road, Natick, MA                              01760
    -----------------------------                              -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (508) 650-9971
                                                   --------------

                                      None
                                      ----
                       (Former name, former address, and
                former fiscal year if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes  X    No
                                     -       --


               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

   Common Stock, par value of $.01                             13,002,699
   -------------------------------                             ----------
         (Titles of Class)                                  (Number of Shares)

                             VISION-SCIENCES, INC.
                               TABLE OF CONTENTS



Part I.   Financial Information                                                                Page
                                                                                             -------

          Consolidated Balance Sheets..................................................          1

          Consolidated Statements of Operations........................................          2

          Consolidated Statement of Stockholders' Equity...............................          3

          Consolidated Statements of Cash Flows........................................          4

          Notes to Consolidated Financial Statements...................................           5 - 6

          Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................................           7 - 8

Part II.  Other Information............................................................           9

          Signature....................................................................          10


                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                            June 30,     March 31,
                                             1996          1996
                                          ------------ ------------
                          ASSETS                        (audited)
                         --------                       ----------
Current Assets:
  Cash and cash equivalents.............   $1,961,731   $ 1,688,651
  Marketable securities.................    2,411,926     4,177,322
  Accounts receivable, net of allowance
   for doubtful accounts of $52,000.....    1,246,370     1,124,379
  Inventories...........................    1,468,214     1,803,720
  Prepaid expenses and deposits.........      289,381       285,904
                                           ----------   -----------
     Total current assets...............    7,377,622     9,079,976
                                           ----------   -----------

Property and Equipment, at cost:
  Machinery and equipment...............    2,801,395     2,680,261
  Furniture and fixtures................      214,626       214,626
  Leasehold improvements................      302,764       302,764
                                           ----------   -----------
  Less-Accumulated depreciation and         3,318,785     3,197,651
   amortization.........................    1,566,449     1,433,572
                                           ----------   -----------
                                            1,752,336     1,764,079
                                           ----------   -----------
Other Assets, net of accumulated
 amortization of $58,000
  and $56,000, respectively.............      230,806       231,839
                                           ----------   -----------
     Total assets.......................   $9,360,764   $11,075,894
                                           ==========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Acceptances payable to a bank........   $     61,822   $    127,602
  Accounts payable.....................        630,094        418,054
  Accrued expenses.....................      1,962,536      1,923,282
                                           ------------   ------------
     Total current liabilities.........      2,654,452      2,468,938
                                           ------------   ------------

Deferred Credit........................         91,389        109,665
                                           ------------   ------------

Stockholders' Equity:
  Common stock, $.01 par value--
     Authorized--25,000,000 shares
     Issued and outstanding--13,002,699
     shares atJune 30, 1996 and
     12,972,699 shares at March 31, 1996       130,026        129,726
  Additional paid-in capital...........     44,095,154     44,035,454
  Accumulated deficit..................    (37,610,257)   (35,667,889)
                                           ------------   ------------
     Total stockholders' equity........      6,614,923      8,497,291
                                           ------------   ------------
     Total liabilities and stockholders'
      equity...........................   $  9,360,764   $ 11,075,894
                                           ============   ============



          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                              1996            1995
                                        --------------      --------

Net sales...............................   $ 1,797,550    $ 1,220,489
Cost of sales...........................     1,701,039      1,213,083
                                           -----------    -----------
  Gross profit..........................        96,511          7,406
Selling, general and administrative
 expenses...............................     1,458,957      1,603,010
Research and development expenses.......       662,119        642,411
                                           -----------    -----------
  Loss from operations..................    (2,024,565)    (2,238,015)
Interest income.........................        61,230         96,229
Interest expense........................            --             --
Other income (expense), net.............        20,967         20,747
                                           -----------    -----------

  Net loss..............................   $(1,942,368)   $(2,121,039)
                                           ===========    ===========
Net loss per common share...............       $( 0.15)       $( 0.21)
                                           ===========    ===========
Weighted average shares outstanding.....    12,985,336     10,313,682
                                           ===========    ===========




          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)





                                                        Common Stock
                                                     -------------------             Additional                            Total
                                                    Number of         $.01            Paid-in         Accumulated      Stockholders'

                                                      Shares        Par Value          Capital          Deficit           Equity
                                                    ---------      -----------        --------        ----------      -------------

Balance, March 31, 1996,
(audited)............................                12,972,699     $129,726         $44,035,454      $(35,667,889)   $8,497,291

Exercise of stock options ...........                30,000              300              59,700               ---        60,000


Net loss.............................                       ---           ---                 ---       (1,942,368)   (1,942,368)
                                                    -----------     ---------         -----------      -----------    -----------

Balance, June 30, 1996...............                13,002,699     $130,026          $44,095,154     $(37,610,257)   $6,614,923
                                                    ===========     =========         ============    ============    ==========


          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



                                             1996          1995
                                           --------      -------

Cash flows from operating activities:
  Net loss..............................  $(1,942,368)  $(2,121,039)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
   Depreciation and amortization........      134,462       137,081
   Compensation expense from stock
    option grants.......................           --        18,184
   Amortization of deferred credit......      (18,276)      (18,278)
   Changes in assets and liabilities:
     Accounts receivable................     (121,991)      274,092
     Inventories........................      335,506       155,576
     Prepaid expenses and deposits......       (3,477)      (62,506)
     Accounts payable...................      212,040       294,447
     Accrued expenses...................       39,254        (6,649)
                                          -----------   -----------
      Net cash used for operating
       activities.......................   (1,364,850)   (1,329,092)
                                          -----------   -----------
Cash flows provided by (used for)
 investing activities:
  (Increase) Decrease in marketable
   securities...........................    1,765,396    (1,546,141)
  Purchase of property and equipment....     (121,134)     (260,041)
  Increase in other assets..............         (552)           --
                                          -----------   -----------
      Net cash provided by (used for)
       investing activities.............    1,643,710    (1,806,182)
                                          -----------   -----------
Cash flows provided by (used for)
 financing activities:
  Proceeds from sale of common stock....           --     2,500,000
  Payments of acceptances payable to a
   bank.................................      (65,780)      (76,008)
  Proceeds from exercise of stock
   options..............................       60,000            --
                                          -----------   -----------
      Net cash provided by (used for)
       financing activities.............       (5,780)    2,423,992
                                          -----------   -----------
Net decrease in cash and cash
 equivalents............................      273,080      (711,282)
Cash and cash equivalents, beginning of
 period.................................    1,688,651     3,479,035
                                          -----------   -----------
Cash and cash equivalents, end of period  $ 1,961,731   $ 2,767,753
                                          ===========   ===========

Supplemental disclosures of cash flow
 information:

       Cash paid during the period
        for interest....................   $       --   $
                                           ==========   ===========




          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest annual report to stockholders. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain accounting policies described below:

    a. Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     b. Cash Equivalents: Cash equivalents are carried at cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months.

     c. Marketable Securities: Marketable securities are investments, consisting of U.S. Government issues and commercial paper, with original maturities greater than three months. Any gains or losses resulting from market fluctuations are charged to the consolidated statement of operations during the period incurred.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     d. Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:


                                                          June 30,               March 31,
                                                            1996                    1996
                                                        -------------           -----------
                                                                                (audited)

         Raw materials......................            $  112,159               $  573,192
         Work-in-process....................               289,888                  217,026
         Finished goods.....................              1,066,167                1,013,502
                                                         ----------               ----------
                                                        $1,468,214               $1,803,720
                                                         ==========               ==========

         Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead.

     e. Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

                                                            Estimated
          Asset Classification                             Useful Life
          --------------------                             -----------
          Machinery and Equipment.................           5 Years
          Furniture and Fixtures..................          5 - 7 Years



         Leasehold improvements are amortized over the shorter of their estimated useful life or the life of the lease.

     f. Net Loss Per Common Share: Net loss per common share is based on the weighted average number of common shares outstanding. Shares of common stock issuable pursuant to stock options and warrants have not been considered, as their effect would be antidilutive.

     g. Revenue Recognition: The Company recognizes revenue upon product shipment.

     h. Foreign Currency Transactions: The Company charges foreign currency exchange gains or losses, in connection with its purchases of products from vendors in Japan, to operations in accordance with Financial Accounting Standards Board Statement No. 52.

     i. Income Taxes: As of April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that the Company follow the liability method in account-ing for income taxes.

         At June 30, 1996, the Company has recorded a full valuation allowance against its deferred tax asset, which results principally from the fed-eral net tax operating losses offset by the tax effect of the differ-ing book and tax basis of certain current assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Net sales for the three months ended June 30, 1996, increased $577,000, or 47%, over the comparable prior year period. The increase in net sales is attributable to a combination of medical sales increasing $517,000, or 98%, and industrial sales increasing $60,000, or 9%, over the three months ended June 30, 1995.

The increase in medical sales for the three months ended June 30, 1996, as compared to the comparable prior year period, resulted primarily from sales of the Company's ENT product line increasing $341,000, or 119%, and sales of the Company's sigmoidoscope product line increasing $161,000, or 80%. The increase in sales of the ENT product line was primarily the result of the Company being able to sell its fiberoptic ENT scope during the three months ended June 30, 1996 after receiving clearance from the FDA in December 1995. The increase in sales of the Company's sigmoidoscope product line was primarily the result of increased acceptance in the marketplace.

Gross profit for the three months ended June 30, 1996, increased to $97,000, or 5% of net sales, as compared to $7,000, or 1% of net sales, for the comparable prior year period. The increase in gross profit is attributable to increased sales volume overall and increased efficiency in manufacturing as the production processes are further refined.

Selling, general and administrative expenses for the three months ended June 30, 1996, decreased $144,000, or 9%, and represented 81% of net sales in the current period versus 131% of net sales in the comparable prior year period. The decrease in expenses was primarily attributable to a decrease of $170,000, or 22%, in general and administrative expenses for the three months ended June 30, 1996, as compared to the comparable prior year period. The decrease in general and administrative expenses was primarily due to lower payroll costs as a result of reduced headcount in the financial and administrative areas. Selling and marketing expenses increased $26,000, or 3%, for the three months ended June 30, 1996 as compared to the comparable prior year period. The increase in selling and marketing expenses was primarily due to costs associated with four additional direct sales representatives partially offset by lower spending on outside services.

Research and development expenses increased $20,000, or 3%, for the three months ended June 30, 1996 and represented 37% of net sales in the current period versus 53% of net sales in the comparable prior year period. The Company is continuing to focus on research and development in order to improve its existing products as well as bring new products to market.

Interest income, net, decreased $35,000 for the three months ended June 30, 1996, as compared to the comparable prior year period primarily due to the lower cash and cash equivalents and marketable securities balances as a result of the Company's continued losses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Liquidity and Capital Resources
- -------------------------------

As of June 30, 1996, the Company had $1,962,000 in cash and cash equivalents, $2,412,000 in marketable securities and a working capital of $4,723,000. The Company also has a cash collateralized demand bank line of credit for up to $1,000,000 (which had approximately $938,000 available at June 30, 1996) subject to review in January 1997, for use in support of general working capital needs and the issuance of commercial and standby letters of credit. The Company's cash, cash equivalents, and marketable securities decreased $1,492,000 since March 31, 1996.

As of June 30, 1996, the Company's inventories had decreased $336,000 to $1,468,000 as compared to $1,804,000 at March 31, 1996. The decrease was primarily attributable to lower raw material stock levels as a result of increased sales volume. The Company's capital expenditures during the three months ended June 30, 1996 were $121,000. The Company anticipates that capital expenditures for the fiscal year ending March 31, 1997 will be approximately $500,000.

The Company has incurred losses since its inception and losses are expected to continue at least through fiscal year 1997. The Company has funded the losses principally with the proceeds from public and private equity financings. Management will be required to obtain additional financing or an alternative means of support; however, there can be no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. Management is currently pursuing various sources of financial support. In the event that these or other plans are not successful, there is substantial doubt concerning the Company's ability to continue as a going concern.

                          PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   (a)   None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27.  Financial Data Schedule

   (b)   Reports on Form 8-K

         The Registrant has filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Vision-Sciences, Inc.


Date:  August 8, 1996  By:  /s/ Steven A. Barner
                            -------------------------
                            Steven A. Barner
                            Corporate Controller
                            (Principal Financial Officer and
                            Principal Accounting Officer)