Form 10-Q
period 1996-09-30
VISION SCIENCES INC /DE/
filed 1996-11-12
CIK 894237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                                Yes  X    No
                                     -        -


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

     Common Stock, par value of $.01                  13,012,699
     -------------------------------              ----------------
            (Titles of Class)                    (Number of Shares)

                             VISION-SCIENCES, INC.
                               TABLE OF CONTENTS



Part I.   Financial Information                                              Page
                                                                            ----

          Consolidated Balance Sheets.......................................  1

          Consolidated Statements of Operations.............................  2

          Consolidated Statement of Stockholders' Equity....................  3

          Consolidated Statements of Cash Flows.............................  4

          Notes to Consolidated Financial Statements......................5 - 6

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................7 - 8

Part II.  Other Information...................................................9

          Signature..........................................................10


                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                            September 30,     March 31,
                                                 1996           1996
                                           -------------   -------------
                                  ASSETS                     (audited)
                                  ------                   -------------
Current Assets:
 Cash and cash equivalents...............  $    814,399   $  1,688,651
 Marketable securities                        2,196,980      4,177,322
 Accounts receivable, net of allowance...
 for doubtful accounts of $52,000........     1,671,408      1,124,379
 Inventories.............................     1,507,162      1,803,720
 Prepaid expenses and deposits...........       240,876        285,904
                                              ---------      ---------
     Total current assets................     6,430,825      9,079,976
                                              ---------      ---------

Property and Equipment, at cost:
 Machinery and equipment.................     2,763,817      2,680,261
 Furniture and fixtures..................       214,626        214,626
 Leasehold improvements..................       302,764        302,764
                                              ---------      ---------
                                              3,281,207      3,197,651
 Less-Accumulated depreciation and
 amortization...........................      1,695,993      1,433,572
                                              ---------      ---------
                                              1,585,214      1,764,079
                                              ---------      ---------
Other Assets, net of accumulated
 amortization of $59,000 and $56,000,
 respectively...........................        247,204        231,839
                                              ---------      ---------
    Total assets                            $ 8,263,243    $11,075,894
                                            ===========    ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
 Acceptances payable to a bank..........     $   83,437    $   127,602
 Accounts payable.......................      1,062,134        418,054
 Accrued expenses.......................      2,104,954      1,923,282
                                              ---------      ---------
    Total current liabilities..........       3,250,525      2,468,938
                                              ---------      ---------

Deferred Credit........................          73,112        109,665
                                              ---------      ---------

Stockholders' Equity:
 Common stock, $.01 par value--
  Authorized--25,000,000 shares
  Issued and outstanding--13,012,699
  shares at September 30, 1996 and
  12,972,699 shares at March 31, 1996..         130,126        129,726

Additional paid-in capital.............      44,115,054     44,035,454
Accumulated deficit....................     (39,305,574)   (35,667,889)
                                             ----------     ----------
  Total stockholders' equity...........       4,939,606      8,497,291

  Total liabilities and stockholders'
    equity.............................     $ 8,263,243   $ 11,075,894
                                            ===========   ============



          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months Ended             Six Months Ended
                                                            September 30,                September 30,
                                                      -------------------------     --------------------------

                                              1996                 1995               1996               1995
                                        --------------        --------------     --------------     --------------

Net sales...............................   $ 2,178,318          $ 1,317,712       $ 3,975,868        $ 2,538,201
Cost of sales...........................     2,012,295            1,268,980         3,713,334          2,482,063
                                        --------------        --------------     --------------     --------------
 Gross profit...........................       166,023               48,732           262,534             56,138

Selling, general and administrative
 expenses...............................     1,365,899            1,559,207         2,824,856          3,162,217
Research and development expenses.......       552,470              448,478         1,214,589          1,090,889
                                        --------------        --------------     --------------     --------------
 Loss from operations...................    (1,752,346)          (1,958,953)       (3,776,911)        (4,196,968)

Interest income.........................        43,795               84,092           105,025            180,321
Interest expense........................            --                   --                --                 --
Other income(expense), net..............        13,234                5,629            34,201             26,376
                                        --------------        --------------     --------------     --------------
 Net loss...............................   $(1,695,317)         $(1,869,232)      $(3,637,685)       $(3,990,271)
                                        ==============        ==============     ==============     ==============

Net loss per common share...............        $(0.13)              $(0.17)           $(0.28)            $(0.38)
                                        ==============        ==============     ==============     ==============

Weighted average shares outstanding.....    13,005,743           10,789,511        12,995,595         10,552,897
                                        ==============        ==============     ==============     =============




          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)





                                      Common Stock       Additional                   Total
                               ------------------------
                                 Number of    $  .01      Paid-in     Accumulated   Stockholders'
                                   Shares    Par Value    Capital       Deficit       Equity
                                ----------  ----------  ----------    -----------   ------------

Balance, March 31, 1996,
  (audited)..................    12,972,699  $129,726  $44,035,454   (35,667,889)  $ 8,497,291

Exercise of stock options....        40,000       400       79,600            --        80,000

Net loss.....................           --        --           --     (3,637,685)   (3,637,685)
                                ----------  ----------  ----------    -----------   ------------
Balance, September 30, 1996..   13,012,699   $130,126  $44,115,054   (39,305,574)  $ 4,939,606
                                ==========   =========  ==========    ===========   ============




          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    Six Months Ended    Six Months Ended
                                                      September 30,      September 30,
                                                          1996               1995
                                                    ---------------     ---------------

  Cash flows from operating activities:
    Net loss........................................ $(3,637,685)       $(3,990,271)
    Adjustments to reconcile net loss
     to net cash used for operating activities:
     Depreciation and amortization..................     265,591            259,388
     Compensation expense from stock option grants..          --             36,369
     Amortization of deferred credit................     (36,553)           (36,555)
     Changes in assets and liabilities:
       Accounts receivable..........................    (547,029)           104,100
       Inventories.................................      296,558           (225,692)
       Prepaid expenses and deposits...............       45,028            (57,749)
       Accounts payable............................      644,080            295,931
       Accrued expenses............................      181,672             (3,597)
                                                      -----------        -----------
        Net cash used for operating activities.....   (2,788,338)        (3,618,076)
                                                      -----------        -----------
  Cash flows provided by (used for)
    investing activities:
    (Increase) Decrease in marketable securities...    1,980,342           (252,565)
    Purchase of property and equipment.............      (83,556)          (382,296)
    Increase in other assets.......................      (18,535)                --
                                                      -----------        -----------
        Net cash provided by (used for)
            investing activities...................    1,878,251           (634,861)
                                                      -----------        -----------
  Cash flows provided by (used for)
    financing activities:

    Proceeds from sale of common stock.............           --          2,500,000
    Proceeds from (payments of) acceptances
      payable to a bank............................      (44,165)            62,189
    Exercise of Stock Options......................       80,000             50,000
                                                      -----------        -----------
        Net cash provided by financing activities..       35,835          2,612,189
                                                     -----------        -----------
  Net decrease in cash and cash equivalents........     (874,252)        (1,640,748)
  Cash and cash equivalents, beginning of period...    1,688,651          3,479,035
                                                     -----------        -----------
  Cash and cash equivalents, end of period.........  $   814,399        $ 1,838,287
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

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:


                              September 30,                 March 31,
                                  1996                        1996
                              -------------               -------------
                                                            (audited)

       Raw materials.......   $  214,825                   $  573,192
       Work-in-process.....      247,933                      217,026
       Finished goods......    1,044,404                    1,013,502
                              ----------                   ----------
                              $1,507,162                   $1,803,720
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


  e. Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:
                                                            Estimated
                  Asset Classification                     Useful Life
                  --------------------                     -----------
         Machinery and Equipment                              5 Years
         Furniture and Fixtures                            5 - 7 Years

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

  i. Income Taxes: The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that the Company follow the liability method in accounting for income taxes.

       At September 30, 1996, the Company had recorded a full valuation allowance against its deferred tax assets, which resulted principally from the federal net tax operating losses offset by the tax effect of the differing book and tax basis of certain current assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations
  ---------------------

  Net sales for the three and six months ended September 30, 1996, increased $860,000 and $1,438,000, respectively, (or 65% and 57%, respectively), over the comparable prior year periods. The increase in net sales was primarily attributable to a combination of medical sales increasing $667,000 and $1,184,000, (or 127% and 113%, respectively) and industrial sales increasing $194,000 and $254,000, respectively, (or 25% and 17%, respectively) over the comparable prior year periods.

  The increase in medical sales for the three and six months ended September 30, 1996, as compared to the comparable prior year periods, resulted primarily from the sales of the Company's ENT product line increasing $446,000 and $787,000, respectively, (or 161% and 140%, respectively) and sales of the Company's sigmoidoscope product line increasing $161,000 and $323,000, respectively, (or 68% and 74%, respectively). The increase of sales of the ENT product line was primarily the result of the Company being able to sell its fiberoptic ENT scope during the first six months ended September 30, 1996 after receiving clearance from the FDA in December 1995. The increase in sales of the Company's sigmoidoscope product line was primarily the result of increased acceptance in the marketplace.

  Gross profit for the three months ended September 30, 1996, increased to $166,000, or 8% of net sales, as compared to $49,000, or 4% of net sales, for the comparable prior year period. Gross profit for the six months ended September 30, 1996 increased to $263,000, or 7% of net sales, as compared to $56,000, or 2% of net sales, for the comparable prior year period. The increase in gross profit was primarily attributable to an increased sales volume and an increased efficiency in manufacturing as the product processes have been further refined.

  Selling, general and administrative expenses for the three and six months ended September 30, 1996, decreased $193,000 and $337,000, respectively, (or 12% and 11%, respectively), and represented 63% and 71% of net sales, respectively, in the current year periods versus 118% and 125% of net sales, respectively, in the comparable prior year periods. The decrease in these expenses was primarily attributable to a decrease of $148,000 and $319,000, respectively, (or 21% and 22%, respectively), in general and administrative expenses for the three and six months ended September 30, 1996, as compared to the comparable prior year periods. The decrease in general and administrative expenses was primarily the result of lower payroll costs due to reduced headcount in the financial and administrative areas. Selling and marketing expenses decreased $45,000 and $19,000, respectively, (or 5% and 1%, respectively), for the three and six months ended September 30, 1996, as compared to the comparable prior year periods. The decrease in selling and marketing expenses was primarily due to lower spending on outside services which was partially offset by the costs associated with four additional direct sales representatives.

  Research and development expenses for the three and six months ended September 30, 1996, increased $104,000 and $124,000, respectively, (or 23% and 11%, respectively), and represented 25% and 31% of net sales for the three and six months ended September 30, 1996, respectively, versus 34% and 43% of net sales, respectively, in the comparable prior year periods. The increase in these expenses during the six months ended September 30, 1996, was the result of the Company continuing to focus on research and development in order to improve its existing products as well as bring new products to market.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



  Results of Operations (Continued)
  ---------------------

  Interest income, net, for the three and six months ended September 30, 1996, decreased $40,000 and $75,000, respectively, as compared to the comparable prior year periods, primarily due to the lower cash and marketable securities balances as a result of the Company's continued losses.

  Other income (expense) net, for the six months ended September 30, 1996, increased $8,000 as compared to the comparable prior year periods primarily due to increased royalty income.


  Liquidity and Capital Resources
  -------------------------------

  As of September 30, 1996, the Company had $814,000 in cash and cash equivalents, $2,197,000 in marketable securities and working capital of $3,180,000. The Company also has a cash collateralized demand bank line of credit for up to $1,000,000 (which had approximately $916,000 available at September 30, 1996) subject to renewal in January 1997, for use in support of general working capital needs and the issuance of commercial and standby letters of credit. The Company's cash, cash equivalents, and marketable securities decreased $2,855,000 since March 31, 1996.

  As of September 30, 1996, the Company's inventories had decreased $297,000 to $1,507,000 as compared to $1,804,000 at March 31, 1996. The decrease was primarily attributable to lower raw material stock as a result of increased sales volume. The Company's capital expenditures during the six months ended September 30, 1996 were $84,000. The Company anticipates that capital expenditures for the fiscal year ending March 31, 1997 will total approximately $500,000.

  The Company has incurred losses since its inception and losses are expected to continue at least through fiscal year 1997. The Company has funded the losses principally from the proceeds from public and private equity financings. The Company will be required to obtain additional financing or an alternative means of support; however, there can be no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. The Company is currently pursuing various sources of financial support. In the event that these or other plans are not successful, there is substantial doubt concerning the Company's ability to continue as a going concern.

                          PART II - OTHER INFORMATION


  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Rider A

  ITEM 6:  EXHIBITS AND REPORT ON FORM 8-K

     (a)   Exhibits.

           27.1  Financial Data Schedule

     (b)   Reports on Form 8-K.

           The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Vision-Sciences, Inc.


  Date: November 8, 1996      By:


                              /s/ Steven A. Barner
                              ---------------------
                              Corporate Controller
                              (Principal Financial Officer and
                              Principal Accounting Officer)

  RIDER A
  -------

  The Company held the 1996 Annual General Meeting of Shareholders (the "Annual Meeting") on August 19, 1996. At the Annual Meeting, the following actions were taken:

  1. The stockholders re-elected Katsumi Oneda, Fred E. Silverstein, M.D. and Janice B. Wyatt, as Class II Directors, to serve for a three-year term. Holders of 11,541,828, 11,542,828 and 11,542,828 shares of Common Stock, voted for Mr. Oneda, Dr. Silverstein and Ms. Wyatt, respectively; and
  2. The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the current fiscal year by a vote of 11,553,849 shares of Common Stock for, 24,025 shares of Common Stock against and 18,969 shares of Common Stock not voting.