Form 10-Q
period 1996-12-31
VISION SCIENCES INC /DE/
filed 1997-02-12
CIK 894237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

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

                                Yes  X    No
                                     -       ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996.

     Common Stock, par value of $.01                        14,696,909
     -------------------------------                     ----------------
           (Titles of Class)                            (Number of Shares)

                             VISION-SCIENCES, INC.
                               TABLE OF CONTENTS

Part I.  Financial Information                                              Page
                                                                            ----

         Consolidated Balance Sheets...........................................1

         Consolidated Statements of Operations.................................2

         Consolidated Statement of Stockholders' Equity........................3

         Consolidated Statements of Cash Flows.................................4

         Notes to Consolidated Financial Statements........................5 - 6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................7 - 8

Part II. Other Information.....................................................9

         Signature............................................................10

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                              December 31,        March 31,
                                                                  1996              1996
                                                            ---------------    --------------
                                             ASSETS
                                             ------
Current Assets:
   Cash and cash equivalents...........................       $    410,292      $  1,688,651
   Marketable securities...............................          3,401,475         4,177,322
   Accounts receivable, net of allowance for doubtful
   accounts of $52,000.................................          1,631,568         1,124,379
   Inventories.........................................          1,106,601         1,803,720
   Prepaid expenses and deposits.......................            258,934           285,904
                                                            ---------------   ---------------
       Total current assets............................          6,808,870         9,079,976
                                                            ---------------   ---------------

Property and Equipment, at cost:
   Machinery and equipment.............................          2,798,019         2,680,261
   Furniture and fixtures..............................            214,626           214,626
   Leasehold improvements..............................            304,564           302,764
                                                            ---------------   ---------------
                                                                 3,317,209         3,197,651
   Less-Accumulated depreciation and amortization......          1,824,936         1,433,572
                                                            ---------------   ---------------
                                                                 1,492,273         1,764,079
                                                            ---------------   ---------------
Other Assets, net of accumulated amortization of $60,500
   and $56,000, respectively...........................            221,861           231,839
                                                            ---------------   ---------------
       Total assets....................................       $  8,523,004      $ 11,075,894
                                                            ===============   ===============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

Current Liabilities:
   Acceptances payable to a bank.......................       $     87,259      $    127,602
   Accounts payable....................................            521,031           418,054
   Accrued expenses....................................          2,447,436         1,923,282
                                                            ---------------   ---------------
       Total current liabilities.......................          3,055,726         2,468,938
                                                            ---------------   ---------------

Deferred Credit........................................             54,835           109,665
                                                            ---------------   ---------------

Stockholders' Equity:
   Common stock, $.01 par value--
       Authorized--25,000,000 shares
       Issued and outstanding--14,696,909 shares at
       December 31, 1996 and 12,972,699 shares at
       March 31, 1996..................................            146,968           129,726
   Additional paid-in capital..........................         46,098,212        44,035,454
   Accumulated deficit.................................       (40,832,737)      (35,667,889)
                                                            ---------------   ---------------
       Total stockholders' equity......................          5,412,443         8,497,291
                                                            ---------------   ---------------
       Total liabilities and stockholders' equity......       $  8,523,004      $ 11,075,894
                                                            ===============   ===============

          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                              December 31,                    December 31,
                                                    ------------------------------  ------------------------------

                                                         1996           1995            1996            1995
                                                    --------------  --------------  --------------  --------------

Net sales..........................................  $ 2,263,893     $ 1,922,277     $ 6,239,761     $ 4,460,478
Cost of sales......................................    1,887,837       1,890,660       5,601,171       4,372,723
                                                    --------------  --------------  --------------  --------------
    Gross profit...................................      376,056          31,617         638,590          87,755

Selling, general and administrative expenses.......    1,345,470       1,586,902       4,170,327       4,749,119
Research and development expenses..................      621,240         620,670       1,835,829       1,711,559
                                                    --------------  --------------  --------------  --------------
    Loss from operations...........................   (1,590,654)     (2,175,955)     (5,367,566)     (6,372,923

Interest income....................................       31,309          50,432         136,334         230,753
Interest expense...................................           --              --              --              --
Other income(expense), net.........................       32,182         (16,626)         66,384           9,750
                                                    --------------  --------------  --------------  --------------
    Net loss.......................................  $(1,527,163)    $(2,142,149)    $(5,164,848)    $(6,132,420)
                                                    ==============  ==============  ==============  ==============
Net loss per common share..........................  $     (0.12)    $     (0.20)    $     (0.40)    $     (0.58)
                                                    ==============  ==============  ==============  ==============
Weighted average shares outstanding................   13,140,845      10,917,245      13,044,043      10,674,787
                                                    ==============  ==============  ==============  ==============



          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                    Common Stock
                              --------------------------      Additional                            Total
                               Number of         $.01           Paid-in        Accumulated       Stockholders'
                                Shares         Par Value        Capital          Deficit            Equity
                              ----------       ---------      -----------      ------------       -----------

Balance, March 31, 1996,
  (audited).................  12,972,699       $129,726       $44,035,454      $(35,667,889)       $8,497,291

Exercise of stock options...      40,000            400            79,600                --            80,000

New shares purchased........   1,684,210         16,842         1,983,158                           2,000,000

Net loss....................         ---            ---               ---        (5,164,848)       (5,164,848)
                              ----------       --------       -----------      ------------       -----------

Balance, December 31, 1996..  14,696,909       $146,968       $46,098,212      $(40,832,737)       $5,412,443
                              ==========       ========       ===========      ============       ===========



          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Nine Months Ended    Nine Months Ended
                                                                            December 31,         December 31,
                                                                               1996                 1995
                                                                        -------------------  -------------------

  Cash flows from operating activities:
    Net loss...........................................................   $(5,164,848)        $(6,132,420)
    Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation and amortization.....................................       391,364             395,210
     Compensation expense from stock option grants.....................            --              54,555
     Amortization of deferred credit...................................       (54,830)            (54,832)
     Changes in assets and liabilities:
       Accounts receivable.............................................      (507,189)           (297,009)
       Inventories.....................................................       697,119             135,494
       Prepaid expenses and deposits...................................        26,970             (25,199)
       Accounts payable................................................       102,977             319,011
       Accrued expenses................................................       524,154             240,693
                                                                         ------------        ------------
        Net cash used for operating activities.........................    (3,984,283)         (5,364,497)
                                                                         ------------        ------------
  Cash flows provided by investing activities:
    Decrease in marketable securities..................................       775,847             930,637
    Purchase of property and equipment.................................      (119,558)           (628,192)
    Increase in other assets...........................................         9,978            (300,000)
                                                                         ------------        ------------
        Net cash provided by investing activities......................       666,267               2,445
                                                                         ------------        ------------
  Cash flows provided by financing activities:
    Proceeds from sale of common stock.................................     2,000,000           6,500,000
    Payments of acceptances payable to a bank..........................       (40,343)            (35,533)
    Proceeds from exercise of stock options............................        80,000              50,000
                                                                         ------------        ------------
        Net cash provided by financing activities......................     2,039,657           6,514,467
                                                                         ------------        ------------
  Net decrease in cash and cash equivalents............................    (1,278,359)          1,152,415
  Cash and cash equivalents, beginning of period.......................     1,688,651           3,479,035
                                                                         ------------        ------------
  Cash and cash equivalents, end of period.............................   $   410,292         $ 4,631,450
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

       d. Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                          December 31,          March 31,
                                             1996                 1996
                                        ---------------      ---------------
                                                                (audited)
            Raw materials.......          $   58,621           $  573,192
            Work-in-process.....             232,335              217,026
            Finished goods......             815,645            1,013,502
                                          ----------           ----------
                                          $1,106,601           $1,803,720
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

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


2.  Summary of Significant Accounting Policies (Continued)

  e. Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:
                                                              Estimated
              Asset Classification                           Useful Life
              --------------------                           -----------
           Machinery and Equipment...........................   5 Years
           Furniture and Fixtures............................5 - 7 Years

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

       At December 31, 1996, the Company had recorded a full valuation allowance against its deferred tax assets, which resulted principally from the federal net tax operating losses offset by the tax effect of the differing book and tax basis of certain current assets.

3.  Sale of Equity

    On December 24, 1996, the Company completed a $2.0 million private equity placement of the Company's common stock with Mr. Katsumi Oneda, Chairman, CEO and President, and Mr. Lewis Pell, Vice Chairman. Mr. Oneda and Mr. Pell each purchased 842,105 shares of common stock at a price of $1.1875 per share, the closing price on Tuesday, December 17, 1996. After this transaction, Mr. Oneda and Mr. Pell beneficially own approximately 23.5% and 22.0%, respectively, of the outstanding shares of common stock of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations
  ---------------------

  Net sales for the three and nine months ended December 31, 1996, increased $341,616 and $1,779,283, respectively, (or 18% and 40%, respectively) over the comparable prior year periods. The increase in net sales was attributable to a combination of medical sales increasing $809,531 and $2,358,030, (or 175% and 220%, respectively) partially offset by decreases in industrial sales of $467,915 and $578,747, respectively, (or 32% and 17%, respectively) versus the comparable prior year three and nine month periods.

  The increase in medical sales for the three and nine months ended December 31, 1996, as compared to the comparable prior year periods, resulted primarily from increased sales of the Company's ENT and sigmoidoscope products due to increased market acceptance. The decrease in industrial sales for the three and nine months ended December 31, 1996, as compared to the comparable prior year periods, resulted primarily from the fact that non-recurring revenue of $634,000 was recognized during the third quarter of the prior year upon completion of a government contract.

  Gross profit for the three months ended December 31, 1996, increased to $376,056, or 17% of net sales, as compared to $31,617, or 2% of net sales, for the comparable prior year period. Gross profit for the nine months ended December 31, 1996 increased to $638,590, or 10% of net sales, as compared to $87,755, or 2% of net sales, for the comparable prior year period. The increase in gross profit was primarily attributable to increased sales volume, allowing greater efficiency and reduced costs in manufacturing.

  Selling, general and administrative expenses for the three and nine months ended December 31, 1996, decreased $241,432 and $578,792, respectively, (or 15% and 12%, respectively) over the comparable prior year periods, and represented 59% and 67% of net sales, respectively, in the current year periods versus 83% and 107% of net sales, respectively, in the comparable prior year periods. The decrease in these expenses was primarily attributable to reduced headcount and lower spending on outside services.

  Research and development expenses for the three and nine months ended December 31, 1996, increased $570 and $124,270, respectively, (or 0% and 7%, respectively), over the comparable prior year periods, and represented 27% and 29% of net sales for the three and nine months ended December 31, 1996, respectively, versus 32% and 38% of net sales, respectively, in the comparable prior year periods. The increase in these expenses during the nine months ended December 31, 1996, was the result of the Company continuing to focus on research and development in order to improve its existing products as well as bring new products to market.

  Interest income, net, for the three and nine months ended December 31, 1996, decreased $19,123 and $94,419, respectively, as compared to the comparable prior year periods, primarily due to the lower cash and marketable securities balances as a result of the Company's continued losses.

  Other income (expense) net, for the three and nine months ended December 31, 1996, increased $48,808 and $56,634, respectively, as compared to the comparable prior year periods, primarily due to increased royalty income from existing agreements.

  Liquidity and Capital Resources
  -------------------------------

  As of December 31, 1996, the Company had $410,292 in cash and cash equivalents, $3,401,475 in marketable securities and working capital of $3,811,767. The Company also had a cash collateralized demand bank line of credit for up to $1,000,000, which had approximately $819,445 available at December 31, 1996, for use in support of general working capital needs and the issuance of commercial and standby letters of credit. This line of credit was reduced in January 1997 for use up to $250,000. The Company's cash, cash equivalents, and marketable securities decreased $2,054,206 in total since March 31, 1996. The decrease was primarily due to the use of $4,093,863 to fund operations and property and equipment purchases, partially offset by an increase of $2,039,657 attributable to net proceeds of financing activities, including issuance of $2,000,000 of common stock in a private placement during December 1996.

  As of December 31, 1996, the Company's inventories had decreased $617,119 to $1,106,601 as compared to $1,803,720 at March 31, 1996. The decrease was primarily attributable to lower raw material stock as a result of increased sales volume. The Company's net accounts receivable had increased $507,189 to $1,631,568 at December 31, 1996, as compared to $1,124,379 at March 31, 1996.
  This increase was primarily attributable to increased sales. The Company's capital expenditures during the nine months ended December 31, 1996 were $119,558. The Company anticipates that capital expenditures for the fiscal year ending March 31, 1997 will be in total less than $300,000.

  The Company has incurred losses since its inception and losses are expected to continue at least through the fiscal year ending March 31, 1998. To date, the Company has funded the losses principally from the proceeds from public and private equity financings. The Company will be required to obtain additional financing or an alternative means of support; however, there can be no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. The Company is currently pursuing various sources of financial support. In the event that these or other plans are not successful, there is substantial doubt concerning the Company's ability to continue as a going concern.

                          PART II - OTHER INFORMATION


  Item 4:  Submission of Matters to a Vote of Security-Holders

       None during the current reporting period.

  Item 6:  Exhibits and Report on Form 8-K

       (a)   Exhibits.

             27.1  Financial Data Schedule.

       (b)   Reports on Form 8-K.

             The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Vision-Sciences, Inc.


  Date: February 7, 1997



                              /s/ Gerald B. Lichtenberger
                              ------------------------------------
                              Gerald B. Lichtenberger, Ph.D.
                              Executive Vice President/COO
                              (Acting Chief Financial Officer)