Form 10-K
period 1997-03-31
VISION SCIENCES INC /DE/
filed 1997-06-25
CIK 894237

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended March 31, 1997

                          Commission File No. 0-20970
                             Vision-Sciences, Inc.
             (Exact name of Registrant as specified in its charter)

                        --------------------------------


             DELAWARE                                          13-3430173
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification Number)

          6 Strathmore Road                                      01760
        Natick, Massachusetts                                  (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (508) 650-9971

                          ----------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ------
Aggregate market value of Common Stock held by non-affiliates of the Registrant as of May 31, 1997 based upon the last sale price of the Common Stock in the Nasdaq National Market as
reported by Nasdaq:                                                 $16,534,023
                                                                    -----------

Number of shares outstanding of the Registrant's Common Stock
as of May 31, 1997                                                   14,696,909
                                                                    -----------

Documents incorporated by reference: Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                    PART I

Item 1.   Business
------------------

     This Annual Report on Form 10-K contains forward-looking statements, including statements about new product introductions, expectations as to future sales of the Company's products, the availability of supplies and the sufficiency of the Company's capital resources to meet anticipated capital requirements. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the availability of capital resources, the availability of third-party reimbursement, government regulation, commercialization and technological difficulties, general economic conditions and other risks detailed below and in the Company's filings with the Securities and Exchange Commission.

     Vision-Sciences, Inc., develops, manufactures and markets products for endoscopy which have infection control advantages over conventional flexible endoscopes. The Company has developed, and is marketing, proprietary flexible endoscope systems designed to eliminate the risk of cross-contamination to patients and health-care professionals which results from the reuse of conventional flexible endoscopes. The Company's systems consist of two main components - a proprietary sterile disposable sheath, known as an EndoSheath(R) System (EndoSheath) and a reusable flexible endoscope incorporating the Company's proprietary design. The EndoSheath is designed to cover all surfaces of the endoscope that come in contact with the patient and contains the air, water, suction and accessory channels that are a part of conventional flexible endoscopes, thus providing a contamination-free instrument and substantially reducing the burdensome cleaning required of conventional flexible endoscopes. The Company has developed a family of disposable EndoSheath/reusable flexible endoscope systems for gastrointestinal endoscopy and began commercial shipments of its first such system, a fiberoptic sigmoidoscope, in April 1993.

     The Company also manufactures and sells disposable EndoSheaths for use with certain conventional flexible endoscopes currently sold by the Company and other manufacturers. In December 1992 the Company began commercial shipments of its first such EndoSheath, for use with one of its nasopharyngo-laryngoscopes ("ENT endoscopes"). In January 1993 the Company received clearance from the U.S. Food and Drug Administration (the "FDA") to market four additional disposable EndoSheaths for use with certain other ENT endoscopes. In February 1994 the Company received clearance from the FDA to market its black and white CCD video sigmoidoscope and EndoSheath system. In February 1995 the Company received clearance from the FDA to market its 130 cm length fiberoptic colonoscope and EndoSheath system and its fiberoptic gastroscope and EndoSheath system. In December 1995 the Company received clearance from the FDA to market its fiberoptic ENT scope. In December 1996 the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath system. In January 1997 the Company received clearance from the FDA to market its color video sigmoidoscope.

Endoscopy

Background

     Endoscopy is a minimally invasive technique that is being used with increased frequency in a growing number of medical applications. Endoscopes are used for a variety of screening and diagnostic procedures and are also used therapeutically as an alternative to more traditional surgical procedures. Endoscopic therapeutic procedures, unlike more traditional "open" surgical procedures, can be performed without a major incision, in most cases without general anesthesia, and are, therefore, safer and less expensive than traditional surgical procedures. In addition, endoscopic procedures are typically performed on an outpatient basis and generally involve less recovery time and patient discomfort than traditional surgery. The patient benefits and cost savings associated with endoscopy have caused many governmental reimbursement programs and private health insurance plans to encourage the use of endoscopic procedures in a number of medical applications.

     Flexible endoscopes are tubular instruments that enter the body through a natural orifice and enable physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic, and therapeutic procedures. Flexible endoscopes generally utilize fiberoptic bundles or video camera technology for image production. The physician can steer the distal portion of a flexible endoscope with control knobs on the endoscope's operator body. By maneuvering the tip of the endoscope, the physician can access body regions through lengthy and twisted passageways (such as the colon) and perform a variety of procedures. Most flexible endoscopes contain a series of channels running the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

     Rigid endoscopes generally utilize a stainless steel tube encasing a series of high resolution lenses to transmit the optical image. Most rigid endoscopes do not contain the channels that are characteristic of flexible endoscopes. Rigid endoscopes are currently utilized for diagnostic and surgical procedures such as arthroscopy, laparoscopy, and urological and gynecological procedures. While rigid endoscopes for other medical applications, such as bronchoscopes, sigmoidoscopes, and nasopharyngo-laryngoscopes are still marketed, they have largely been supplanted by flexible endoscopes, which offer improved patient comfort and better handling capabilities. The Company does not currently plan to participate in the rigid endoscope market.

Applications

     Flexible endoscopes are widely used in hospitals, clinics, and physicians' offices primarily on an outpatient basis. The Company's flexible endoscopes are designed primarily for screening, diagnostic, and therapeutic procedures in fields such as gastroenterology, surgery, primary care, otolaryngology (ear-nose-throat medicine, or "ENT"), and pulmonary medicine. The Company estimates, based on various industry sources, that approximately 20 million flexible endoscopic procedures in these fields were performed in the United States in 1995.

     Gastrointestinal Endoscopy. The Company estimates, based on industry sources, that over 12 million flexible endoscopic procedures involving the screening, diagnosis or treatment of the colon, esophagus, stomach and duodenum were performed in the United States in 1995. Continued growth in such procedures is expected to result from an increase in sigmoidoscopies performed for the purpose of detecting cancer of the descending colon, as well as the increased medical needs associated with an aging population. The American Cancer Society has recommended that every adult over the age of 50 (currently approximately 60 million Americans) receive a screening sigmoidoscopy every three to five years.

     The most common flexible endoscopes used in gastrointestinal endoscopy are as follows:

     . Sigmoidoscopes are used for viewing the sigmoid colon and descending colon for screening and diagnostic purposes, such as screening for colon cancer. An estimated 4.7 million procedures were performed in the United States in 1995 by gastroenterologists, family practitioners, and general and colon-rectal surgeons in hospitals, clinics, and physicians' offices primarily on an outpatient basis.

     . Colonoscopes are used for viewing the complete colon for screening, diagnostic and therapeutic purposes, such as removing polyps. Colonoscopy is often performed following sigmoidoscopy. An estimated 3.6 million procedures were performed in the United States in 1995, primarily by gastroenterologists and colon-rectal surgeons in hospitals and clinics.

     . Gastroscopes are used for viewing the esophagus and the stomach for diagnostic and therapeutic purposes, such as detecting and cauterizing ulcers. An estimated 4.2 million procedures were performed in the United States in 1995 by gastroenterologists in hospitals and clinics.

     . Duodenoscopes are used for viewing and intubating the biliary and pancreatic ducts from the duodenum for diagnostic and therapeutic purposes, such as detecting gallstones. An estimated 400,000 procedures were performed in the United States in 1995 by gastroenterologists in a hospital setting.

     . ENT Endoscopes. These endoscopes are used for viewing the ears, nose, throat and larynx for diagnostic purposes, such as testing for throat cancer. The Company estimates, based on industry sources, that approximately 4 million such procedures were performed in the United States in 1995, generally by otolaryngologists and allergists in hospitals, clinics, and physicians' offices.

     . Pulmonary Endoscopes. A bronchoscope and an intubation endoscope are flexible endoscopes used for viewing the trachea, bronchi and lungs for diagnostic and therapeutic purposes, generally by pulmonary specialists and anesthesiologists in a clinic or hospital setting. The Company estimates, based on industry sources, that approximately 1 million procedures using flexible bronchoscopes were performed in the United States in 1995. Because pneumonia is common in persons infected with the HIV virus, and because bronchoscopy is often used to make this diagnosis, there has been increased usage of bronchoscopes for this purpose, as well as greater recognition of the need to perform bronchoscopies in a contamination-free manner to protect both the HIV positive patients (who have weakened immune systems) and subsequent patients on whom the bronchoscope is used.

Problems with Conventional Flexible Endoscopes

     While endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes present a number of health risks and problems to both patients and medical personnel. Conventional flexible endoscopes are intended for repeated use in hundreds of procedures and, with each use, come in contact with some combination of the patient's blood, tissue, mucus, saliva and stool. Therefore, a conventional flexible endoscope must be meticulously manually cleaned and disinfected after each procedure. However, the design of conventional flexible endoscopes makes it difficult to attain high-level disinfection after cleaning. As a result, the repeated use of conventional flexible endoscopes and the difficulty in thoroughly cleaning and disinfecting them after each use create the following problems:

     . Patients, and to a lesser degree the physician using the flexible endoscope and the nurse assistant cleaning it, are exposed to the risk of infection from contaminated endoscopes that results from their repeated use.

     . The nurses or other medical personnel who clean the endoscope face health risks from exposure to toxic disinfecting agents used in the cleaning process.

     . The proper cleaning of a flexible endoscope is relatively expensive, time-consuming and arduous.

     . The repeated cleaning of a flexible endoscope subjects it to wear and tear, reduces its useful life, and impairs the quality of its optics; in addition, improper cleaning can cause blocked channels, which require expensive endoscope repairs.

     . The time needed to clean a flexible endoscope after each use results in a period of "down time" during which the endoscope cannot be used and may require users to buy and maintain multiple endoscopes.

     Difficulty of Proper Cleaning. The problems associated with cleaning conventional flexible endoscopes can be better understood by examining the cleaning procedures they require. The cleaning of endoscopes is generally the responsibility of the nurse or endoscopic assistant. The Society of Gastroenterology Nurses and Associates, Inc., in 1990 published Recommended
                                                                -----------
Guidelines for Infection Control in Gastrointestinal Endoscopy Settings (the
-----------------------------------------------------------------------
"SGNA Guidelines"). Although cleaning procedures for endoscopes vary widely, the following is a summary of the principal steps in the cleaning procedures that are called for by the SGNA Guidelines.

     . Inspection - Endoscopes should be tested for leaks and inspected for damage. Even small leaks can lead to costly fiberoptic or video component damage or contamination of the endoscope.

     . Cleaning - After gross cleaning to remove patient material, endoscopes should be thoroughly rinsed, the detachable parts should be removed and cleaned and exteriors should be sponge-cleaned. All internal channels that are accessible should be scrubbed with brushes, while unreachable air and water channels should be rinsed clear of residual patient organic matter, as the presence of such matter diminishes the effectiveness of the disinfecting agents used. The endoscope should then be washed in a detergent and enzyme solution, with such cleaning agents drawn through internal channels. The endoscope should then be rinsed, with excess water removed, since residual water can dilute disinfectants.

     . Disinfection - Endoscopes should be disinfected using recommended chemical agents or an automated cleaner. Disinfectants must also be drawn through internal channels during this process. Although certain sterilization methods are available for flexible endoscopes, conventional heat sterilization will destroy flexible endoscopes.

     . Rinsing - To ensure that patients are not exposed to toxic disinfectants, endoscopes should be thoroughly rinsed using either tap water or sterile water, followed by a final rinse in an alcohol solution.

     . Drying - Endoscopes and channels should be dried using forced air, then flushed with an alcohol solution, prior to storage.

     . Storage - Endoscopes should be hung vertically in well-ventilated cabinets to prevent recontamination or damage between uses.

     Proper cleaning of conventional flexible endoscopes, even when done in compliance with the SGNA Guidelines, is difficult to achieve for a number of reasons. Firstly, the design of conventional flexible endoscopes, which includes channels, joints and crevices, makes it difficult to reach and clean all parts of the endoscope. As the SGNA Guidelines state, an endoscope's "complex and fragile structure presents problems in cleaning/disinfecting/ sterilizing". Secondly, because the Company believes the most important step in the cleaning process is the manual removal of organic material, the opportunity for human error is always present, even if optimal cleaning procedures are followed. Finally, there are questions concerning the efficiency of some disinfecting agents used in the endoscope cleaning process. For example, in 1991 the FDA recommended that the medical profession cease the use of Sporicidin, a widely-used endoscope disinfectant, based upon the FDA's conclusion that this disinfectant does not work. The FDA has also required that the manufacturers of chemical glutaraldehyde-based disinfectants change the recommended soak time on their instructions for use from 20 minutes to 45 minutes, and increased the temperature from 20 degrees Celsius to 25 degrees Celsius. This longer soak time means slower turnaround on conventional scopes, and the increased temperature of the glutaraldehyde is hazardous due to increased caustic vapors released during heating.

     Health Risks. Because flexible endoscopes are difficult to clean properly, sterilization (the complete elimination of microbial life) is virtually impossible to achieve. Therefore, "high-level disinfection" (the elimination of all microbial life other than the most highly resistant spores) is the standard for flexible endoscope cleaning currently recommended by the Centers for Disease Control. However, studies indicate that high-level disinfection is often not attained and that cross-contamination remains a risk to patients and medical personnel.

     An FDA-sponsored study published in The American Journal of Medicine in
                                         --------------------------------
March 1992, reported that 23.9% of the gastrointestinal endoscopes tested produced 100,000 or more bacterial colonies after all cleaning and disinfection procedures had been completed, and the endoscopes were deemed ready for use on the next patient. This study concluded that "actual disinfection/sterilization procedures for endoscopes are not always optimal, and high-level disinfection of gastrointestinal endoscopes is not always achieved." Numerous infectious agents, including tuberculosis and salmonella, have been reported in the medical literature as having been transmitted through the use of contaminated endoscopes. Concern about the risk of endoscopic cross-contamination has also been heightened by the increasing prevalence of the HIV and hepatitis viruses. Moreover, a nationwide survey of gastrointestinal nurses and assistants published in 1991 (that involved the mailing of 4,952 survey forms, of which 2,030 were returned in a complete and evaluable form) reports that many respondents believe that endoscopic cross-contamination is widely under reported. The growing body of evidence on endoscopic cross-contamination has prompted the FDA to fund a study to examine the efficiency of endoscope cleaning by viewing the channels of endoscopes using miniature endoscopes. The FDA also recently formed a committee of physicians, nurses, industry representatives, and government officials to ensure that effective standards for cleaning and product design are established for flexible endoscopes.

     The cleaning procedures required for endoscopes also subject medical personnel to health risks (such as severe eye, nose and throat irritation, nausea, headaches, asthma and skin rashes) from exposure to toxic disinfecting agents. The Occupational Safety and Health Administration has classified glutaraldehyde, a key ingredient in many endoscope disinfecting agents, as a highly toxic material and requires hospitals, clinics, and physicians' offices to reduce the level of emissions to .2 parts per million wherever glutaraldehyde is used. In addition, toxic disinfectants must be disposed of in compliance with applicable environmental laws.

     Other Problems. In addition to the health problems posed by the use and cleaning of conventional flexible endoscopes, the required cleaning of these products is relatively expensive, time-consuming and arduous. The Company estimates, based upon its own experience, that the cleaning and disinfection procedure required following each use of a flexible endoscope, if done in compliance with the FDA recommendations, would take 60 minutes. The repeated cleaning in harsh chemical disinfectants also subjects a flexible endoscope to wear and tear, reducing its useful life and impairing the quality of its optics. Moreover, the failure to clean all organic materials from a flexible endoscope's channels is a common cause of blocked channels, which require expensive endoscope repairs as well as a back-up inventory of endoscopes. In addition, the need to properly clean a flexible endoscope after each use requires that each doctor performing endoscopies must either have access to a number of endoscopes or be forced to wait an estimated 60 minutes between each endoscopic procedure (assuming the endoscope is cleaned in compliance with FDA Guidelines).

Company Strategy

     The Company's business strategy is to develop, manufacture and market products for endoscopy which have infection-control advantages over conventional flexible endoscopes. To implement this strategy, the Company has developed, and is marketing and selling, a proprietary flexible endoscope system which consists of two main components - a proprietary sterile disposable sheath, known as an EndoSheath, and a reusable flexible endoscope incorporating the Company's proprietary design. In particular, the Company has developed, and is marketing and selling, a family of disposable EndoSheath/reusable flexible endoscope systems for gastrointestinal endoscopy and pulmonary endoscopy. The Company has also developed EndoSheaths for use with certain conventional flexible endoscopes (such as ENT endoscopes) currently sold by the Company and other manufacturers.

     The Company believes that its EndoSheath technology offers the following advantages over conventional reusable flexible endoscopes:

     . It represents the only known effective technology designed to eliminate the risk of cross-contamination from prior use of a flexible endoscope.

     . It is designed to substantially reduce the health risks to nurses and other medical personnel resulting from exposure to toxic disinfecting agents used in the cleaning process.

     . It significantly reduces the time and effort involved in the cleaning and disinfection of conventional flexible endoscopes by hospital staff.

     . It will reduce endoscope wear and tear resulting from repeated cleaning and reduces endoscope repair costs, as the air, water, suction, and accessory channels that are the source of a majority of repairs have been made part of the disposable EndoSheath.

     . It reduces endoscope "down time" and thereby allows hospitals and clinics to stock a smaller number of flexible endoscopes, since there is little delay before an endoscope is ready for use in the next procedure.

     . It increases the number of patients physicians can examine because of the reduced delay in endoscope processing between procedures.

Products and Product Development Programs

     The Company's primary products include proprietary flexible endoscopes, EndoSheaths, and related products for a variety of medical applications. In addition, the Company currently manufactures and sells ENT endoscopes, borescopes (endoscope-like devices for industrial applications), and related products.

EndoSheath/Endoscope Systems

     The Company has developed a family of proprietary flexible endoscope systems consisting of two main components - proprietary sterile disposable sheaths, known as EndoSheaths and reusable flexible endoscopes incorporating the Company's propriety design. The EndoSheaths and endoscopes included in this system are functional only when used together.

     Conventional flexible endoscopes generally include fiberoptic bundles or video cameras for image production, a series of channels for delivery of air, water, suction, and accessory devices and an operator body containing user control knobs. The Company's proprietary design separates these features between the disposable EndoSheath and the reusable endoscope. The Company's proprietary flexible endoscopes include the lighting, imaging and operator control features necessary to perform the intended medical procedures. The endoscopes also include microswitches instead of valves, and control knobs that may be removed for sterilization. The EndoSheaths, which are designed to cover all surfaces of the endoscope that come in contact with the patient, contain the air, water, suction, and accessory channels that are a part of conventional flexible endoscopes, thus eliminating the need to clean these channels. The Company believes, based upon its own quality assurance testing of this product and physicians who have purchased and are using the system, that this product functions clinically in essentially the same manner as conventional flexible endoscopes, requiring no retraining of personnel or changes in procedural techniques.

     Installation of the EndoSheath onto the reusable endoscope can be performed in a matter of minutes and is accomplished by inflating the sterile EndoSheath with air, allowing the endoscope to be easily inserted into the EndoSheath. After an endoscopic procedure, the disposable EndoSheath is then re-inflated, and the flexible endoscope is removed from the EndoSheath. The EndoSheath and packaging are then discarded, and the reusable endoscope is ready for use with a new EndoSheath in the next procedure. This process takes 4 to 5 minutes, as compared to the 60 minutes estimated for the proper cleaning of a conventional flexible endoscope.

     Due to the fact that the Company believes that sigmoidoscopy is one of the most frequently performed endoscopic procedures, a fiberoptic sigmoidoscope was the Company's first disposable EndoSheath/reusable flexible endoscope system. The Company received FDA clearance of its 510(k) Pre-market Notification for this product in October 1992 and began commercial shipments of this product in April 1993. The Company also received FDA clearance of its 510(k) Pre-market Notification for its black and white CCD video sigmoidoscope and EndoSheath system in February 1994, its 130 cm length fiberoptic colonoscope and EndoSheath system in February 1995, its fiberoptic gastroscope and EndoSheath system in February 1995, and its fiberoptic ENT scope in December 1995. In December 1996 the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath system. In January 1997 the Company received clearance from the FDA to market its color video sigmoidoscope.

Other EndoSheaths

     The Company has developed EndoSheaths for use with ENT endoscopes. ENT endoscopes do not contain air, water, suction, or accessory channels and, therefore, do not require the Company's proprietary flexible endoscope design in order to be used with an EndoSheath. In addition, because ENT endoscopes do not contain channels, the EndoSheath covers the distal end of the endoscope thus making these EndoSheaths a simpler and less expensive product. The Company received FDA clearance of its 510(k) Pre-market Notification for its first ENT EndoSheath in October 1992 and began commercial shipments of this product in December 1992. In January 1993, the Company received FDA clearance of its 510(k) Pre-market Notification covering four additional disposable EndoSheaths for use with the Company's other ENT endoscope, two ENT endoscopes sold by Pentax Precision Instrument Corporation ("Pentax"), and an ENT endoscope sold by Olympus Optical Co., Ltd. ("Olympus"). The Company began shipping its EndoSheath for use with an endoscope sold by Olympus in March 1993 and began
shipments of the three other EndoSheaths during fiscal 1994.   In December 1995
the Company received clearance from the FDA to market its own fiberoptic ENT scope, and in December 1996 the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath barrier.

Other Products

     Under the Machida name, the Company designs, manufactures and markets flexible borescopes, which are similar in design to endoscopes and are used for inspection and quality-control functions in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Through Machida, the Company was the first to offer a flexible borescope with a grinding attachment that allows users to "blend", or smooth small cracks, in small turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay. The Company also offers a variety of ancillary products for use with flexible endoscopes and borescopes, such as light sources, cameras, adapters, accessories and imaging systems. Sales of these non-medical and ancillary products were approximately $3.5 million, or 42%, of the Company's net sales in fiscal 1997. The Company expects that net sales of these products over the next several years will remain relatively constant and will constitute a continually decreasing percentage of the Company's total business.

Sales and Marketing

     The Company expects that the customers for its disposable EndoSheaths, flexible endoscopes and related products will be Gastroenterologists, Colon and Rectal Surgeons, Otolaryngologists, Pulmonologists, Primary Care Physicians, and high-volume users in hospitals, medical clinics, and physicians' offices. As of May 31, 1997, the Company had seven marketing employees, and utilized independent sales representatives, distributors and/or dealers in both North America and Europe, and intends to expand this indirect sales force over the next year.

     Although the Company has no specific plans or commitments in this regard, the Company may also license to one or more third parties rights to manufacture and sell reusable flexible endoscopes incorporating the Company's proprietary design features, while retaining the rights to manufacture and sell the EndoSheaths used with these endoscopes.

     The Company sells its ENT endoscopes, disposable ENT EndoSheaths, and related ancillary ENT products through an exclusive five-year distribution agreement, which commenced in March 1994, with Smith & Nephew Richards Inc. The Company's borescopes are sold both directly by its Machida subsidiary and through independent sales representatives.

     In the fiscal year ended March 31, 1997, sales to foreign customers accounted for approximately 9% of the Company's annual net sales. The Company currently sells certain models of its borescopes and ENT endoscopes outside of the United States. Although the Company expects to continue to sell such products outside of the United States, the Company expects that the substantial majority of the sales of its new EndoSheaths and proprietary flexible endoscopes will be made to customers within the United States.

     Sales to unaffiliated customers outside of the United States were approximately $1,088,000, $675,000 and $718,000 for the fiscal years ended March 31, 1995, 1996 and 1997, respectively.

     In the fiscal year ended March 31, 1995, Pratt & Whitney accounted for 11% of net sales and Smith & Nephew Richards accounted for 33% of net sales. For the fiscal year ended March 31, 1996, Smith & Nephew Richards accounted for 15% of net sales and Kelly Air Force Base accounted for 10% of net sales. For the fiscal year ended March 31, 1997, Smith & Nephew Richards accounted for 36% of net sales.

Manufacturing

     The Company produces its EndoSheaths at its Natick, Massachusetts facility using molded and extruded components purchased from independent vendors, some of which are manufactured to the Company's specifications. Most purchased components are available from multiple sources. With the exception of its supply agreement with Asahi Optical Co., Ltd. ("Asahi") and Applied Fiberoptics, Inc. discussed below, the Company has no agreements with any of its vendors or suppliers and purchases its required components and supplies on a purchase-order basis. The Company contracts with third parties for the sterilization of the EndoSheaths.

     The Company assembles its flexible endoscopes designed for use with its EndoSheaths at its Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by the Company. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles and operator control bodies are currently being purchased solely from Asahi, which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 1999, subject to earlier termination by mutual consent or upon breach or bankruptcy and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. To date, the Company has encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for the Company's proprietary flexible endoscopes designed for use with its EndoSheaths. However, there can be no assurance that no difficulties or delays will be experienced in the future as the Company increases its manufacturing operations.

     In February 1995, the Company terminated its ENT Scope supply relationship with Machida Endoscope Company Ltd., an unaffiliated Japanese company. The Company has entered into a manufacturing agreement, which expires February 2001, with Applied Fiberoptics of Sturbridge, Massachusetts, to supply a fiberoptic ENT scope.

     The Company's borescopes are assembled using components and sub-assemblies purchased from independent vendors. While most components and sub-assemblies are currently available from more than one supplier, certain critical components are currently purchased only from Machida Endoscope Company, Ltd. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

     The Company's light sources, camera, adapters, accessories and imaging systems for non-medical applications are generally purchased by the Company from a variety of vendors.

     The Company has negotiated a license from a third party for a polymer technology for manufacturing optically clear windows to be included in its EndoSheaths for use with ENT endoscopes, intubation endoscopes and bronchoscopes.

Competition

     The Company believes that the primary competitive factors in the flexible endoscope market are the safety and effectiveness (including optical quality) of the products offered, ease of product use, product reliability, price, physician familiarity with the manufacturer and its products and third-party reimbursement policies. In its non-medical markets, the Company believes that product effectiveness, ease of product use, product reliability and price are the principal competitive factors. The Company's ability to compete in its markets is affected by its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing and marketing skills and its ability to attract and retain skilled employees.

     The flexible endoscopes and related products currently sold and under development by the Company face competition primarily from medical products companies such as Olympus and Pentax, a subsidiary of Asahi. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for the Company's products. The principal competitors for the Company's non-medical products are Olympus and Welch Allyn, Inc.

     Many of the Company's competitors and potential competitors have greater financial resources, research and development personnel, and manufacturing and marketing capabilities than the Company. In addition, it is possible that other large health care companies may enter the flexible endoscope market in the future.

Patents and Proprietary Rights

     The Company's success depends in part on its ability to maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy regarding the protection of its proprietary rights and innovations is to seek patents on those portions of its technology that it believes are patentable, and to protect as trade secrets other confidential and proprietary information.

     The Company and its subsidiaries currently hold 19 U.S. and 11 foreign patents and have 7 U.S. patent applications and 13 foreign patent applications pending, all of which relate to its disposable EndoSheaths and reusable flexible endoscopes. These issued patents will expire on various dates in the years 2004 through 2013. There can be no assurance that the Company's pending patent applications will result in patents being issued or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. In addition, in the event that another party infringes the Company's patent rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success.

     Some of the technology used in, and that may be important to, the Company's products is not covered by any patent or patent application of the Company. The Company seeks to maintain the confidentiality of its proprietary technology by requiring all employees who work with proprietary information to sign confidentiality agreements and by limiting access by parties outside the Company to such confidential information. However, there can be no assurance that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Moreover, as is the case with the Company's patent rights, the enforcement by the Company of its trade secret rights can be lengthy and costly, with no guarantee of success.

     To date, no claims have been brought against the Company alleging that its technology or products infringe intellectual property rights of others. However, there can be no assurance that such claims will not be brought against the Company in the future or that any such claims will not be successful.

Government Regulation

     The medical products currently marketed and under development by the Company are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the United States. Various states and other countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

     Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes, Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA's GMP (Good Manufacturing Practices) regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

     If a manufacturer or distributor of medical devices can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.

     Following submission of the 510(k) Pre-market Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within approximately 90 days. The FDA may declare that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company.

     If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent, the manufacturer or distributor will have to seek pre-market approval ("PMA") or reclassification of the new device. A PMA application would have to be submitted and be supported by extensive data, including pre-clinical and clinical trial data, to demonstrate the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA application to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by the FDA. By regulation, the FDA has 180 days to review a PMA application once it is determined to be fileable. While the FDA has responded to PMA applications within the allotted time period, PMA reviews more often occur over a significantly protracted time period and generally take approximately two years or more from the date of filing to complete. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing.

     If human clinical trials of a proposed device are required and the device presents "significant risk", the manufacturer or distributor of the device will have to file an investigational device exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at the specific number of investigational sites and could include the number of patients approved by the FDA.

     Flexible endoscopes, EndoSheaths, and accessory products have been classified by the FDA as Class II devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. The Company has received FDA clearance of its 510(k) Pre-market Notifications for the following products as of the dates noted. The Company expects that it will be required to obtain 510(k) clearance for each additional disposable EndoSheath/reusable flexible endoscope system that it develops in the future.

Date of Clearance   Product
-----------------   ----------------------------------------------------------------------
October 1992        EndoSheath/reusable fiberoptic sigmoidoscope system
October 1992        EndoSheath for use with the Company's flexible ENT endoscope
January 1993        Four models of EndoSheaths for use with certain other ENT endoscopes
February 1994       EndoSheath/reusable black and white CCD video sigmoidoscope system
February 1995       EndoSheath/reusable fiberoptic 130 cm length colonoscope system
February 1995       EndoSheath/reusable fiberoptic gastroscope system
December 1995       Fiberoptic ENT scope
July 1996           EndoSheath for use with the Company's reusable  fiberoptic ENT endoscope
August 1996         Vacuum ENT EndoSheath barrier
November 1996       EndoSheath barrier for use with the Company's fiberoptic sigmoidoscope
December 1996       EndoSheath barrier for use with the Company's fiber/video sigmoidoscopes
December 1996       EndoSheath barrier/reusable fiberoptic bronchoscope system
January 1997        EndoSheath barrier/reusable color video sigmoidoscope system

     The Natick, Massachusetts and Orangeburg, New York facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's "Good Manufacturing Practices" ("GMP") regulations, which regulate their manufacturing, testing, quality control and documentation procedures. The Company is also required to comply with the FDA's labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. The Company's compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA.

     The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA's GMP regulations and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, or recalls of products, operating restrictions and criminal prosecutions, and could have a material adverse effect on the Company.

Third-Party Reimbursement

     Hospitals, medical clinics and physicians' offices that purchase medical devices such as the Company's EndoSheaths and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid, and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for non-approved indication. The Company believes, based upon its knowledge of third-party reimbursement practices, advice from consultants in this area and three years of selling experience, that third-party reimbursement will be available for most procedures using its disposable EndoSheath/reusable flexible endoscope systems. However, the Company's Sigmoidoscope EndoSheath when used in a physician's office on a Medicare patient has, to date, not received a reimbursement value from the Health Care Financing Administration.

     Third-party payors use a variety of mechanisms to determine reimbursement amounts for procedures such as endoscopies. In some cases, reimbursement amounts are based upon the provider's costs associated with the procedure, including materials costs. In such a situation, the cost of the EndoSheath used in the procedure would likely be covered by the reimbursement payment. In other cases, payment is a fixed amount per procedure, per hospital day, or per hospital stay; such a payment would not cover the cost of materials, such as the EndoSheath, used in the procedure. However, in some cases where reimbursement is a fixed amount per procedure, an additional materials reimbursement may be available to cover the cost of certain supplies used. As endoscopies performed with conventional flexible endoscopes do not require any significant supplies, materials reimbursements for the Company's EndoSheaths may become available at some point in the future.

     There can be no assurance that third-party reimbursement will be available for procedures performed with the Company's products or that the cost of the Company's EndoSheaths would be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. The Company believes that the failure of users of the Company's products to obtain adequate reimbursement from third-party payors could have a materially adverse effect on the Company.

Product Liability and Insurance

     The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 1998. The Company will reevaluate the adequacy of this coverage when and if its sales levels substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

Research and Development

     The Company believes that its future success depends in large part upon its ability to develop new products and enhance its existing products. Accordingly, the Company devotes significant funds and efforts to research and development.

     The Company's research and development efforts in fiscal 1995 focused on the 130 cm length fiberoptic colonoscope and EndoSheath system, the fiberoptic gastroscope and EndoSheath system, the fiberoptic bronchoscope and EndoSheath system, the fiberoptic ENT Scope and the vacuum ENT sheath. During fiscal 1996, the research and development efforts focused on the 130 cm length fiberoptic colonoscope and EndoSheath system, the fiberoptic gastroscope and EndoSheath system, the fiberoptic bronchoscope and EndoSheath system, the vacuum ENT EndoSheath, the fiberoptic ENT EndoSheath and the color CCD video sigmoidoscope and EndoSheath system. During fiscal 1997, the research and development efforts focused on the fiberoptic bronchoscope and EndoSheath system, the vacuum ENT EndoSheath, the color CCD video sigmoidoscope and EndoSheath system as well as refinement and cost reduction of existing products. The Company's research and development expenses in fiscal years 1995, 1996, and 1997 were $2,223,000, $2,399,000 and $2,289,000, respectively. The Company's research and development efforts in fiscal 1998 are expected to be concentrated primarily on continuing enhancements of, and additions to, the fiberoptic bronchoscope and EndoSheath system, additional applications of small diameter endoscopes and EndoSheath systems in the high growth field of minimally invasive surgery (such as neurological, sinus and laparoscopic surgery), image guided surgical applications using third-party surgical navigation technology combined with EndoSheath technology and refinement and cost reduction of existing products.

Employees

     As of April 30, 1997, the Company had 84 employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

Item 2.    Properties
---------------------

     The Company's principal executive offices and medical research and development facilities currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease which expires in November 2000. The Company's EndoSheath products are manufactured in a 20,000 square foot facility in the same industrial park in Natick under a lease which expires in November 2003. The operations of the Company's Machida subsidiary are located in Orangeburg, New York under a lease for approximately 25,000 square feet which expires in August 2000.

     The Company's currently occupied Natick facilities and the Orangeburg facility are registered with the FDA as medical device manufacturing facilities and are, therefore, subject to the FDA's GMP regulations regarding manufacturing, testing, quality control and documentation procedures. The Company believes that the physical characteristics and layouts of these facilities are adequate to manufacture its products in compliance with applicable FDA regulations.

Item 3.    Legal Proceedings
----------------------------

     As of March 31, 1997, there were no material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1997.

Executive Officers of the Company

     Katsumi Oneda, age 59, a co-founder of the Company, has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since October 1993. He served as Vice-Chairman of the Board of Directors of the Company from May 1992 to October 1993, as Honorary Chairman of the Board of Directors from October 1991 to October 1993, and as Chairman of the Board of Directors from September 1990 to October 1991. From 1979 to December 1990, he was President and Chief Executive Officer of Pentax Precision Instrument Corporation. Mr. Oneda is a director of several private companies. He has been a director of the Company since 1987.

     Lewis C. Pell, age 53, a co-founder of the Company, has been Vice-Chairman of the Board of Directors of the Company since May 1992. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder or co-founder of a number of other privately-held medical device companies, including Biosense, Inc., Influence, Inc., Flexiclave, Inc., iSight, Inc., Vitality Biotechnologies, Inc. Mr. Pell was a co-founder and a director of Versaflex Delivery Systems, Inc. and InStent, Inc. which were sold in 1988 and 1996, respectively, to Medtronic, Inc. In 1983, Mr. Pell co-founded American Endoscopy, Inc. and served as a director until it was sold in 1986 to C.R. Bard, Inc. In September 1979, he co-founded Pentax Precision Instrument Corporation and served as Executive Vice President and director until December 1990, when it was sold to Asahi Optical Company.

     Gerald B. Lichtenberger, Ph.D., joined the Company in January 1997 as Executive Vice President, Chief Operating Officer, Acting Chief Financial Officer and Secretary. Prior to joining the Company, Dr. Lichtenberger served since 1990 as President and a Director of iSight, Inc., a developer and manufacturer of digital video cameras and components. Dr. Lichtenberger was Vice President of Strategic Planning and Vice President of Operations of Pentax Precision Instrument Corporation from 1986 until 1990, and was President, Chief Executive Officer and Chairman of the Board of Directors of Systems of the Future, Inc. from 1979 until 1986.

     Robert A. LaRoche joined the Company in July 1994 as Vice President of Marketing, became Vice President of Sales and Marketing in January 1995 and was elected Treasurer in November 1995. Prior to joining the Company, Mr. LaRoche held various positions in the sales and marketing departments of three divisions of C. R. Bard, Inc., a medical products company, from May 1985 until June 1994. Mr. LaRoche resigned from the Company effective April 30, 1997.

     E. Paul Harhen joined the Company in September 1993 as Manager of Manufacturing Engineering and was elected Vice President of Operations in November 1995. Prior to joining the Company, Mr. Harhen worked from March 1993 until September 1993 as a manufacturing consultant helping companies to find ways to automate production of high volume products. Mr. Harhen held various engineering and operations positions at Johnson & Johnson, a medical products company, from April 1981 until March 1993.

     Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

     Since December 15, 1992, the Company's Common Stock has been quoted on the Nasdaq National Market under the symbol VSCI. The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market as reported by Nasdaq during the periods indicated.

       Fiscal Year Ended
        March 31, 1997                  High             Low
        --------------                  ----             ---
          1st Quarter                   4 1/8            1 3/4
          2nd Quarter                   3 1/4            1 3/4
          3rd Quarter                   2 1/4            1 3/16
          4th Quarter                   2 1/2            1 1/8

       Fiscal Year Ended
        March 31, 1996                  High             Low
        --------------                  ----             ---
          1st Quarter                   5                2 7/8
          2nd Quarter                   4 1/2            3 1/4
          3rd Quarter                   5 1/4            1 1/2
          4th Quarter                   5 5/8            2 3/4


     Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of May 31, 1997, there were 14,696,909 outstanding shares of Common Stock held by 291 stockholders of record, in addition to which there were approximately 2,250 beneficial stockholders.

     The Company has never paid cash dividends on its Common Stock, and the Company does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

Item 6.    Selected Financial Data
----------------------------------

     The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes on Appendix A to this report.
----------


                                                  Year Ended March 31
                                     ------------------------------------------------
                                         (in thousands, except per share data)
Statement of Operations Data:
                                       1993      1994      1995      1996      1997
                                       ----      ----      ----      ----      ----
Net sales                           $ 5,623   $ 6,828   $ 7,702   $ 6,222   $ 8,330
Gross profit (loss)                   1,828      (116)      193      (978)      736
Net loss from operations             (5,507)   (8,670)   (8,727)   (9,736)   (6,453)
Net loss per share                     (.56)     (.79)     (.83)     (.84)     (.46)

Balance Sheet Data:

Cash, cash equivalents and
   marketable securities             24,815    14,650     6,421     5,866     2,681
Total assets                         28,937    21,549    12,837    11,076     6,850
Total liabilities                     2,077     2,400     2,020     2,579     2,461
Stockholders' equity                 26,860    19,149    10,817     8,497     4,389

Item 7.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Background
----------

     Vision-Sciences, Inc. develops, manufactures and markets unique flexible endoscope products utilizing disposable sheaths which provide the users quick, efficient product turnover while ensuring the patient a contaminant-free product.

Results of Operations
---------------------

Fiscal Years Ended March 31, 1997 and 1996

     Net sales for the fiscal year ended March 31, 1997 increased $2,108,000, or 34%, compared to the prior fiscal year. The increase in net sales was primarily attributable to medical sales increasing $2,210,000, or 85%, partially offset by a decrease in industrial sales of $102,000, or 3%, compared to the prior fiscal year ended March 31, 1996.

     The increase in medical sales primarily resulted from the Company being allowed to market the ENT EndoSheath(R) product, which received FDA 510(k) clearance to market during December 1995, throughout the entire fiscal year, together with growing shipments of the sigmoidoscope EndoSheath system during the year. The decrease in industrial sales for the fiscal year ended March 31, 1997, compared to the prior fiscal year, resulted primarily from the fact that non-recurring revenue of $634,000 was recognized during the third quarter of the prior fiscal year upon completion of a government contract.

     Gross profit for the fiscal year ended March 31, 1997 increased $1,714,000 to $736,000. The increase in gross profit was primarily a result of increased sales volume, which allowed better utilization of manufacturing capacity and higher absorption of manufacturing overhead, as compared to the prior fiscal year.

     Selling, general, and administrative expenses for the fiscal year ended March 31, 1997 decreased $1,458,000, or 23%, compared to the prior fiscal year and represented 59% of net sales versus 102% in the prior fiscal year. The decrease resulted primarily from general and administrative expenses decreasing $890,000, or 30%, versus the prior fiscal year, primarily due to reduced headcount, and selling and marketing expenses decreasing $568,000, or 17%, versus the prior fiscal year, primarily due to the restructuring of the Company's sales and marketing organization, wherein sales activities are to be performed by independent sales representatives rather than a direct sales force.

     Research and development expenses for the fiscal year ended March 31, 1997 decreased $110,000, or 5%, versus the prior fiscal year and represented 27% of net sales in the current year versus 39% of net sales in the prior fiscal year. These expenses were primarily due to the Company focusing its research and development efforts on bringing its bronchoscope EndoSheath System to market, as well as ongoing improvements in its other products. The bronchoscope EndoSheath System received FDA 510(k) clearance to market in January 1997, and initial orders for the system were received during the fiscal year ended March 31, 1997.

     Interest income, net, for the fiscal year ended March 31, 1997 decreased $135,000, or 44%, over the prior fiscal year due to lower levels of cash equivalents and marketable securities.

     Other income (expense) for the fiscal year ended March 31, 1997 increased $72,000, or 389% over the prior fiscal year, primarily due to increased royalty income.

Fiscal Years Ended March 31, 1996 and 1995

     Net sales for the fiscal year ended March 31, 1996 decreased $1,480,000, or 19%, compared to the prior fiscal year. The decrease in net sales is primarily attributable to sales of the ENT product line decreasing $1,593,000, or 51%, compared to the prior fiscal year.

     The decrease in net sales of the ENT product line was primarily attributable to the Company not being allowed to sell its fiberoptic ENT scope until the last week of December 1995 when the Company received clearance from the FDA allowing the Company to market the scope as described in the Company's 510(k) pre-market notification.

     Gross profit for the fiscal year ended March 31, 1996 decreased $1,171,000 to $(978,000). The decrease in gross profit resulted primarily from adjustments to record excess/obsolete inventory as well as under-absorbed overhead due to the lower sales volume.

     Selling, general, and administrative expenses for the fiscal year ended March 31, 1996 decreased $63,000, or 1%, compared to the prior fiscal year and represented 102% of net sales versus 83% in the prior fiscal year. The decrease resulted primarily from general and administrative expenses decreasing $368,000, or 11%, compared to the prior fiscal year primarily due to the implementation of new financial and administrative systems. Selling and marketing expenses increased $305,000, or 10%, compared to the prior fiscal year primarily due to the introduction of the Company's new marketing program designed to highlight product awareness coupled with the addition of four new direct sales representatives.

     Research and development expenses for the fiscal year ended March 31, 1996 increased $176,000, or 8%, compared to the prior fiscal year and represented 39% of net sales in the current year versus 29% of net sales in the prior fiscal year. The increase in these expenses is primarily the result of the Company implementing a development plan aimed at improving its existing products and bringing additional products to market.

     Interest income, net, for the fiscal year ended March 31, 1996 decreased $131,000, or 30%, compared to the prior fiscal year due to lower levels of cash equivalents and marketable securities.

     Other income (expense) for the fiscal year ended March 31, 1996 increased $146,000 compared to the prior fiscal year primarily due to increased royalty income.

Liquidity and Capital Resources
-------------------------------

     In the fiscal years ended March 31, 1995, 1996 and 1997 the amount of cash used in the Company's operation was $7,016,000, $6,953,000 and $4,964,000, respectively. Cash used in operations during fiscal years 1995, 1996 and 1997 was primarily devoted to manufacturing, marketing and research and development.

     The Company's inventories decreased from $1,804,000 at March 31, 1996 to $706,000 at March 31, 1997. The decrease was primarily due to reductions of raw materials and finished goods inventories due to increased sales volume, together with adjustments to record excess/obsolete inventory.

     The Company currently plans to spend no more than $250,000 on capital purchases in fiscal year 1998. These capital expenditures are expected to relate primarily to manufacturing equipment, tooling, molds and, to a lesser extent, computer equipment and software, leasehold improvements, demonstration equipment, laboratory equipment, and furniture and fixtures. The Company has no material commitments for capital expenditures. The Company anticipates a negative cash flow during at least the first two quarters of fiscal 1998.

     On December 24, 1996, the Company completed a $2.0 million private equity placement of the Company's common stock with Mr. Katsumi Oneda, Chairman, CEO and President, and Mr. Lewis C. Pell, Vice Chairman. Mr. Oneda and Mr. Pell each purchased 842,105 shares of common stock at a price of $1.1875 per share, the closing price on December 17, 1996. After this transaction, Mr. Oneda and Mr. Pell beneficially own approximately 23.5% and 22.0%, respectively, of the outstanding shares of common stock of the Company.

     At March 31, 1997 the Company's principal sources of liquidity included an aggregation of $2.7 million in cash and cash equivalents. In addition, the company has a demand bank line of credit under which the Company may borrow up to $250,000 in cash net of any outstanding letters of credit. At March 31, 1997, the Company had acceptances payable totaling $46,000 maturing in April and May 1997. The Company has pledged $250,000 to secure the bank line of credit. The line is subject to renewal in February 2002.

     The Company has incurred losses since its inception, and losses are expected to continue at least through the first two quarters of the fiscal year ending March 31, 1998. The Company has funded the losses principally with the proceeds from public and private equity financings. Management will be required to obtain additional financing or an alternative means of support during fiscal year 1998 and, accordingly, is pursuing various sources of financial support. However, there can be no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. In the event that these or other plans are not successful, there is substantial doubt concerning the Company's ability to continue as a going concern. The Company is also subject to other risks, including, but not limited to, the successful marketing of its product, FDA clearance and regulation, and dependence on key personnel.

Item 8.    Financial Statements and Supplementary Data
------------------------------------------------------

     The information required by this Item is attached as Appendix A.
                                                          ----------

Item 9.    Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                   Part III

Item 10.   Directors and Executive Officers of the Registrant
-------------------------------------------------------------

     The information required by this Item is contained in (1) the table appearing under the heading "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"), which table is incorporated herein by reference, and (2) Part I hereof under the caption "Executive Officers of the Company."

Item 11.   Executive Compensation
---------------------------------

     The information required by this Item appears under the headings "Election of Directors - Director Compensation; - Executive Compensation; - Agreements with Senior Executives"; and "- Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement, which sections are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 1997 Proxy Statement, which section is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------

     The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 1997 Proxy Statement, which section is incorporated herein by reference.

                                    Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a)  Index to Consolidated Financial Statements.

     1. Financial Statements. The following financial statements and schedule of Vision-Sciences, Inc. are included as Appendix A of this Report:
                                                  ----------
         Consolidated Balance Sheets - March 31, 1996 and 1997.

         Consolidated Statements of Operations - For the years ended March 31, 1995, 1996 and 1997.

         Consolidated Statements of Stockholders' Equity - For the years ended March 31, 1995, 1996, 1997.

         Consolidated Statements of Cash Flows - For the years ended March 31, 1995, 1996, and 1997.

         Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedules. The following consolidated financial
         -----------------------------
         statement schedule is included on page S-1.

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

     3.  Exhibits. The exhibits which are filed with this report or which are
         --------
         incorporated herein by reference, are set forth in the Exhibit Index on page E-1.

(b)  Reports on Form 8-K.
     Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VISION-SCIENCES, INC.

                                    By: /s/ Katsumi Oneda
                                        ---------------------------
                                       Katsumi Oneda
                                       President, Chief Executive
                                       Officer and Chairman of
                                       the Board of Directors

Date: June 16, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  Signature                     Title                       Date
  ---------                     -----                       ----

/s/ Katsumi Oneda             President, Chief            ) June 16, 1997
--------------------------    Executive Officer           )
Katsumi Oneda                 and Chairman of the         )
                              Board of Directors          )
                              (Principal Executive        )
                              Officer)                    )



/s/ Gerald B. Lichtenberger   Executive Vice President,   ) June 16, 1997
--------------------------    Chief Operating Officer,    )
Gerald B. Lichtenberger       Acting Chief Financial      )
                              Officer and Secretary       )
                              (Principal Financial        )
                              and Accounting Officer)     )


/s/ Kenneth Anstey            Director                    ) June 17, 1997
--------------------------
Kenneth Anstey


/s/ William J. Nydam          Director                    ) June 18, 1997
--------------------------
William J. Nydam


/s/ Lewis C. Pell             Director                    ) June 16, 1997
--------------------------
Lewis C. Pell

/s/ Edward W. Benecke         Director                    )  June 18, 1997
--------------------------
Edward W. Benecke

/s/ Fred E. Silverstein       Director                    )  June 17, 1997
--------------------------
Fred E. Silverstein

                              Director                    )  June _, 1997
--------------------------
Janice B. Wyatt

                                  APPENDIX A

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-1

CONSOLIDATED BALANCE SHEETS                                               F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                           F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-6

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS                            S-1

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Vision-Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended
March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses for the years ended March 31, 1995, 1996 and 1997. The Company will be required to obtain additional funding or alternative means of financial support in order to continue to operate as a going concern. Given these factors, there is substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Boston, Massachusetts
May 9, 1997

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS--MARCH 31, 1996 AND 1997

                              ASSETS                                           1996                1997

 CURRENT ASSETS:
   Cash and cash equivalents                                         $      1,688,651    $      2,681,271
   Marketable securities                                                    4,177,322                   -
   Accounts receivable, net of allowance for doubtful
      accounts of $52,000 and $127,000 in 1996 and
      1997, respectively                                                    1,124,379           1,849,407
   Inventories                                                              1,803,720             706,342
   Prepaid expenses and deposits                                              285,904             150,021
                                                                     ----------------    ----------------

           Total current assets                                             9,079,976           5,387,041
                                                                     ----------------    ----------------

PROPERTY AND EQUIPMENT, AT COST:
   Machinery and equipment                                                  2,680,261           2,684,286
   Furniture and fixtures                                                     214,626             214,626
   Leasehold improvements                                                     302,764             304,563
                                                                     ----------------    ----------------
                                                                            3,197,651           3,203,475

   Less--Accumulated depreciation and amortization                          1,433,572           1,949,596
                                                                     ----------------    ----------------
                                                                            1,764,079           1,253,879
                                                                     ----------------    ----------------


OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
OF $56,000 AND $63,000 IN 1996 AND 1997, RESPECTIVELY                         231,839             208,913
                                                                     ----------------    ----------------

           Total assets                                              $     11,075,894    $      6,849,833
                                                                     ================    ================



                 LIABILITIES AND STOCKHOLDERS' EQUITY                          1996                1997
  CURRENT LIABILITIES:
     Acceptances payable to a bank                                   $        127,602    $         46,251
     Accounts payable                                                         418,054             499,142
     Accrued expenses                                                       1,923,282           1,878,638



                                                                     ----------------    ----------------
               Total current liabilities                                    2,468,938           2,424,031
                                                                     ----------------    ----------------
  DEFERRED CREDIT (Note 3)                                                    109,665              36,558
                                                                     ----------------    ----------------
  COMMITMENTS (Note 6)

  STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value-
        Authorized--5,000,000 shares
        Issued and outstanding--none                                                -                   -
     Common stock, $.01 par value-
         Authorized--25,000,000 shares
         Issued and outstanding--12,972,699 shares and
           14,696,909 shares at 1996 and 1997, respectively                   129,726             146,968
     Additional paid-in capital                                            44,035,454          46,098,212
     Accumulated deficit                                                  (35,667,889)        (41,855,936)
                                                                     ----------------    ----------------

               Total stockholders' equity                                   8,497,291           4,389,244
                                                                     ----------------    ----------------

               Total liabilities and stockholders' equity            $     11,075,894    $      6,849,833
                                                                     ================    ================

      The accompanying notes are an integral part of these consolidated financial statements.

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                          1995                 1996                 1997

NET SALES                                                             $  7,702,008         $  6,222,053         $  8,329,971

COST OF SALES                                                            7,509,253            7,199,994            7,593,485
                                                                      ------------         ------------         ------------

        Gross profit (loss)                                                192,755             (977,941)             736,486

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             6,421,540            6,358,795            4,900,380

RESEARCH AND DEVELOPMENT EXPENSES                                        2,223,179            2,399,024            2,289,275

RESTRUCTURING CHARGE                                                       274,908                   --                   --
                                                                      ------------         ------------         ------------

        Loss from operations                                            (8,726,872)          (9,735,760)          (6,453,169)

INTEREST INCOME, NET                                                       439,706              309,204              174,602

OTHER INCOME (EXPENSE), NET                                               (127,647)              18,521               90,520
                                                                      ------------         ------------         ------------

        Net loss                                                      $ (8,414,813)        $ (9,408,035)        $ (6,188,047)
                                                                      ============         ============         ============

NET LOSS PER COMMON SHARE                                               $     (.83)          $     (.84)          $     (.46)
                                                                        ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    10,135,511           11,236,094           13,456,323
                                                                        ==========           ==========           ==========


 The accompanying notes are an integral part of these consolidated financial statements.

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997


                                       Common Stock                  Additional                                Total
                                   Number          $.01               Paid-in           Accumulated         Stockholders'
                                  of Shares      Par Value            Capital             Deficit              Equity

BALANCE, MARCH 31, 1994           10,134,511     $ 101,345         $ 36,892,712       $ (17,845,041)        $ 19,149,016
  Compensation expense from
    stock option grants                   --            --               72,740                  --               72,740
  Exercise of stock options
    and warrants                      10,380           103                9,976                  --               10,079
  Net loss                                --            --                   --          (8,414,813)          (8,414,813)
                                  ----------     ---------         ------------       -------------         ------------

BALANCE, MARCH 31, 1995           10,144,891       101,448           36,975,428         (26,259,854)          10,817,022
  Sale of common stock             2,615,308        26,153            6,473,847                  --            6,500,000
  Compensation expense
    from stock option grants              --            --               98,304                  --               98,304
  Exercise of stock
    options and warrants             212,500         2,125              487,875                  --              490,000
  Net loss                                --            --                   --          (9,408,035)          (9,408,035)
                                  ----------     ---------         ------------       -------------         ------------

BALANCE, MARCH 31, 1996           12,972,699       129,726           44,035,454         (35,667,889)           8,497,291
  Sale of common stock             1,684,210        16,842            1,983,158                                2,000,000
  Exercise of stock
    options and warrants              40,000           400               79,600                  --               80,000
  Net loss                                --            --                   --          (6,188,047)          (6,188,047)
                                  ----------     ---------         ------------       -------------         ------------

BALANCE, MARCH 31, 1997           14,696,909     $ 146,968         $ 46,098,212       $ (41,855,936)        $  4,389,244
                                  ==========     =========         ============       =============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997


                                                         1995               1996                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $  (8,414,813)      $  (9,408,035)      $  (6,188,047)
 Adjustments to reconcile net loss
   to net cash used in operating activities-
   Depreciation and amortization                         370,544             573,894             538,801
   Loss on disposal of property and equipment            127,682                  --             213,575
   Compensation expense from stock option grants          72,740              98,304                  --
   Amortization of deferred credit                       (73,107)            (73,109)            (73,107)
   Changes in current assets and liabilities-
     Accounts receivable                                 186,420            (157,044)           (725,028)
     Inventories                                         567,400           1,470,993           1,097,378
     Prepaid expenses and deposits                       188,365             (95,396)            135,883
     Accounts payable                                   (538,612)            206,132              81,088
     Accrued expenses                                    356,168             572,731             (44,644)
     Accrued restructuring costs                         141,423            (141,423)                 --
                                                   -------------       -------------       -------------
   Net cash used in operating activities              (7,015,790)         (6,952,953)         (4,964,101)
                                                   -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in marketable securities          6,450,477          (1,235,562)          4,177,322
 Purchase of property and equipment                     (981,088)           (512,869)           (235,835)
 Decrease (increase) in other assets                      23,412             (73,792)             16,585
                                                   -------------       -------------       -------------
   Net cash provided by (used in) investing
     activities                                        5,492,801          (1,822,223)          3,958,072
                                                   -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of acceptances payable to a bank              (225,190)             (5,208)            (81,351)
 Payments on long-term debt                              (40,956)                 --                  --
 Proceeds from the sale of common stock                       --           6,500,000           2,000,000
 Proceeds from exercise of stock options and
   warrants                                               10,079             490,000              80,000
                                                   -------------       -------------       -------------
   Net cash provided by (used in) financing
     activities                                         (256,067)          6,984,792           1,998,649
                                                   -------------       -------------       -------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                         (1,779,056)         (1,790,384)            992,620

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           5,258,091           3,479,035           1,688,651
                                                   -------------       -------------       -------------

CASH AND CASH EQUIVALENTS, END OF YEAR             $   3,479,035       $   1,688,651       $   2,681,271
                                                   =============       =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for interest            $       1,959       $          --       $          --
                                                   =============       =============       =============


  The accompanying notes are an integral part of these consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997




(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Vision-Sciences, Inc. (the Company) was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories, which provide minimally invasive access to areas not readily visible to the human eye, are used within one industry segment.

     The Company expects to derive a substantial portion of its future revenues from its disposable Endosheath/reusable endoscope systems. The Company has invested substantial funds in this product's development. The Company has incurred losses for the years ended March 31, 1995, 1996 and 1997, and losses are expected to continue at least through fiscal 1998. The Company has funded the losses principally with the proceeds of public and private equity financings. Management will be required to obtain additional funding or alternate means of financial support; however, there are no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. Management is currently pursuing various sources of financial support. In the event that these or other plans are not successful, there is substantial doubt concerning the Company's ability to continue as a going concern. The Company is also subject to other risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (FDA) clearance and regulation, and dependence on key personnel.

     The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in the notes to consolidated financial statements. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results in the future could differ from those estimates.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Net Loss per Common Share

          Net loss per common share is based on the weighted average number of common shares outstanding. Shares of common stock issuable pursuant to stock options and warrants have not been considered, as their effect would be antidilutive.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                  (Continued)




(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Depreciation and Amortization

          The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

                                                          Estimated
                        Asset Classification             Useful Life

                       Machinery and equipment             5 Years
                       Furniture and fixtures              5 Years



          Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

     (d)  Revenue Recognition

          The Company recognizes revenue upon product shipment.

     (e)  Inventories

          Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

          The components of inventories are as follows:

                                                     March 31,
                                                1996           1997
                                                ----           ----

                  Raw materials             $   573,192     $  202,833
                  Work-in-process               217,026        111,538
                  Finished goods              1,013,502        391,971
                                            -----------     ----------

                                            $ 1,803,720     $  706,342
                                            ===========     ==========

          Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (Continued)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (f)  Other Assets

          Other assets consist of deposits and patent costs. Patent costs are amortized on a straight-line basis over 17 years.

     (g)  Foreign Currency Transactions

          The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation.

     (h)  Cash and Cash Equivalents

          The Company classifies investments with original maturities of three months or less, consisting of U.S. Government issues and commercial paper, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

     (i)  Marketable Securities

          Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities and credit ratings which maintain safety and liquidity.

          The Company has classified its investments in marketable securities as available-for-sale securities, in accordance with SFAS No. 115. Marketable securities as of March 31, 1996 are recorded at market value, which approximated amortized cost.

          As of March 31, 1996, the Company held securities of the U.S. Government or political subdivisions thereof with a weighted average maturity of 160 days.

     (j)  Research and Development Expenses

          Research and development expenses are charged to operations as incurred.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (Continued)




(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (k)  Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in marketable securities in highly rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 8). To reduce risk, the Company routinely assesses the financial strength of its customers and obtains letters of credit or advance payments for most of its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

(2)  DEBT

     The Company has a demand line-of-credit agreement with a bank in support of general working capital needs and the issuance of commercial and standby letters of credit. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at March 31, 1997) and are secured by the Company's cash and marketable securities held by the bank. The Company may borrow up to $250,000 (net of any letters of credit) under the line of credit, which is subject to renewal by the bank on February 15, 2002. Under this agreement, the Company is also subject to certain covenants. At
     March 31, 1997, the Company had acceptances payable and outstanding letters of credit aggregating $46,251, maturing in April and May 1997.

(3)  DEFERRED CREDIT

     In connection with the organization of Machida Incorporated, a wholly owned subsidiary, in 1987, the Company acquired substantially all of the assets subject to related liabilities of Machida America, Inc. The purchase price of $849,000 consisted of $305,000 in cash, $432,000 in notes payable and $112,000 in Cooper Life Science, Inc. common stock (the ultimate parent entity of Machida America, Inc.), owned by the founders of Machida Incorporated. In accordance with Accounting Principles Board Opinion
     No. 16, Business Combinations (APB 16), the purchase price was allocated based on the estimated fair values of the net assets acquired and liabilities assumed. The fair value of the current assets, net of the liabilities assumed, exceeded the purchase price by $731,000. In accordance with APB 16, this excess was recorded as a deferred credit, which is being amortized to operations over its expected benefit period of 10 years.

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

                                  (Continued)


(4)  INCOME TAXES

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS
     No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.

     The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                             March 31,
                                                       1996            1997

         Net operating loss carryforwards         $ 12,913,000    $ 15,050,000
         Nondeductible reserves                      1,205,000       1,318,000
         Research and development credit
          carryforwards                                307,000         350,000
         Other temporary differences                   284,000         305,000
         Depreciation                                 (106,000)        (31,000)
                                                  ------------    ------------

                                                    14,603,000      16,992,000

         Less--Valuation allowance                  14,603,000      16,992,000
                                                  ------------    ------------

               Net deferred tax asset             $         --    $         --
                                                  ============    ============


     The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

     At March 31, 1997, the Company has operating loss carryforwards available to offset future federal taxable income of approximately $37,600,000. These operating loss carryforwards expire at various dates through 2011 and are subject to review and possible adjustment by the Internal Revenue Service.

     The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

                                  (Continued)



(5)  STOCKHOLDERS' EQUITY

     (a)  Sale of Common Stock

          During fiscal 1996, two of the Company's stockholders/executives invested $6,500,000 in the Company's common stock at a price per share equal to the average closing price of the stock on the Nasdaq National Market during the ten-day trading period ending on the date of sale. During fiscal 1997, two of the Company's stockholders/executives invested $2,000,000 in the Company's common stock at a price per share equal to the closing price of the stock on the Nasdaq National Market on December 17, 1996. The proceeds of the common stock sales were received directly by the Company in exchange for newly issued shares of common stock.

     (b)  Stock Option Plan

          The Company has a stock option plan (the 1990 Plan) under which it may grant key employees and consultants incentive and nonstatutory stock options at the fair value of the stock on the date of grant. Options become exercisable at varying dates ranging up to five years from the date of grant. The Board of Directors has authorized the issuance of options for the purchase of up to 2,375,000 shares of common stock under the 1990 Plan, of which 551,780 shares remain available for future grant.

          A summary of the 1990 Plan activity is as follows:

                                                                                                             Weighted
                                                                     Number                Exercise          Average
                                                                   of Shares             Price Range       Option Price
                                                                   ---------             -----------       ------------

            Outstanding, March 31, 1994                            1,132,038         $  2.00-$  8.125     $     5.40
             Granted                                                 207,517           4.875-   7.125           5.35
             Exercised                                                (2,187)           4.00-    5.00           4.57
             Canceled                                                (82,463)           4.00-   8.125           6.86
                                                                   ---------         ----------------     ----------
            Outstanding, March 31, 1995                            1,254,905         $  2.00-$   7.50     $     5.30
             Granted                                                 271,397           1.875-   5.438           2.91
             Exercised                                              (212,500)           2.00-    4.00           2.31
             Canceled                                               (203,430)           3.00-    7.25           5.42
                                                                   ---------         ----------------     ----------
            Outstanding, March 31, 1996                            1,110,372         $ 1.875-$   7.50     $     5.27
             Granted                                                 729,000            1.19-    3.00           1.38
             Exercised                                               (40,000)               2.00                2.00
             Canceled                                               (296,550)          1.875-    7.25           5.58
                                                                   ---------         ----------------     ----------
            Outstanding, March 31, 1997                            1,502,822         $  1.19-$   7.50     $     3.41
                                                                   =========         ================     ==========

            Exercisable, March 31, 1997                              760,775         $  1.19-$   7.50     $     4.42
                                                                   =========         ================     ==========

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

                                  (Continued)

     In October 1995, the FASB issued SFAS No. 123, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under the Accounting Principles Board Opinion No. 25 and elects the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in the years ended
     March 31, 1996 and March 31, 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:


                                                                       March 31,
                                                                   1996         1997
                                                                   ----         ----
         Risk-free interest rate............................       6.18%        6.18%
         Expected dividend yield............................        --           --
         Expected lives.....................................        5            5
         Expected volatility................................       52%          52%
         Weighted average value of grants ..................      $2.91        $1.38
         Weighted average remaining contractual
          life of options outstanding (years)...............       7.02         7.09

     Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

                                                                       March 31,
                                                                   1996         1997
                                                                   ----         ----
         Net loss --
              As reported...................................     $(9,408)     $(6,188)
              Pro forma.....................................      (9,418)      (6,302)
         Net loss per share --
              As reported...................................     $  (.84)     $  (.46)
              Pro forma.....................................        (.84)        (.47)

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

                                  (Continued)



(5)  STOCKHOLDERS' EQUITY (Continued)

     (b)  Stock Option Plan (Continued)

          Under the 1990 Plan, there remain 2,056,052 shares of common stock reserved for the exercise of stock options.

          On August 16, 1993, the Company adopted another stock option plan (the 1993 Plan) under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. In the year ended March 31, 1994, options to purchase 80,000 shares of common stock at an exercise price of $11.625 per share were granted. In the year ended March 31, 1995, options to purchase 20,000 shares at an exercise price of $5.50 per share were granted, and options to purchase 20,000 shares of common stock at an exercise price of $11.625 were canceled. Options become exercisable over a four-year period from the date of grant. As of March 31, 1997, options to purchase 60,000 shares of common stock were exercisable under the 1993 Plan. The Company has reserved 200,000 shares of common stock for options under the 1993 Plan.

(6)  COMMITMENTS AND RELATED PARTY TRANSACTIONS

     (a)  Operating Lease Commitments

          The Company conducts a portion of its operations in certain facilities leased from a partnership owned in part by certain stockholders. Rental expense charged to operations for these facilities was approximately $293,000, $299,000 and $204,000 for the years ended March 31, 1995, 1996 and 1997, respectively. In addition, the Company leases a vehicle and other facilities from nonrelated parties under various agreements that expire through November 2003. Rental expense charged to operations under leases from nonrelated parties was approximately $275,000, $281,000 and $283,000 for the years ended March 31, 1995, 1996 and 1997, respectively. Future minimum lease commitments under all operating leases are approximately as follows:


                       Year Ending March 31,
                        1998                          $   485,000
                        1999                              485,000
                        2000                              487,000
                        2001                              309,000
                        2002                              127,000
                        Thereafter                        211,000
                                                      -----------

                                                      $ 2,104,000
                                                      ===========

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

                                  (Continued)



(6)  COMMITMENTS AND RELATED PARTY TRANSACTIONS (Continued)

     (b)  Other Commitments

          In fiscal 1991, the Company entered into a consulting agreement, expiring in June 1997, with a member of the Board of Directors to provide consulting services in the development of certain endoscopic products. The future minimum commitment under this agreement is $12,500.

(7)  401(k) PLAN

     The Company has a 401(k) plan (the Plan) whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, contribute up to a certain percentage of each employee's contribution. During the years ended
     March 31, 1995, 1996 and 1997, the Company recorded expense of approximately $70,000, $32,000 and $31,000, respectively, relating to the Plan.

(8)  EXPORT SALES AND SIGNIFICANT CUSTOMERS

     Sales to unaffiliated customers outside of the United States were approximately $1,088,000, $675,000 and $718,000 for the fiscal years ended March 31, 1995, 1996 and 1997, respectively.

     For the fiscal year ended March 31, 1995, one customer accounted for 11% of net sales, and another customer accounted for 33% of net sales. For the fiscal year ended March 31, 1996, one customer accounted for 15% of net sales, and another customer accounted for 10% of net sales. For the fiscal year ended March 31, 1997, one customer accounted for 36% of net sales.

(9)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             March 31,
                                                        1996           1997
                                                        ----           ----

         Accrued payroll and related expenses        $  714,184     $  215,098
         Accrued other                                1,209,098      1,663,540
                                                     ----------     ----------

                                                     $1,923,282     $1,878,638
                                                     ==========     ==========

                    VISION-SCIENCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

                                  (Continued)


(10)   NEW ACCOUNTING STANDARD

       On March 3, 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share, and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended March 31, 1998. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

                                                                   SCHEDULE II



                    VISION-SCIENCES, INC. AND SUBSIDIARIES


                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                    Balance,      Charged to                          Balance,
                                                   Beginning       Costs and                           End of
           Description                              of Year        Expenses        Write-offs           Year
           -----------                              -------        --------        ----------           ----

DEDUCTED FROM ASSETS ACCOUNTS:
 Allowance for doubtful accounts-
   Year ended March 31, 1995                       $  58,045       $   4,261       $  32,739        $   29,567

   Year ended March 31, 1996                          29,567          26,537           4,104            52,000

   Year ended March 31, 1997                       $  52,000       $  75,000       $       0        $  127,000

                                 EXHIBIT INDEX



Exhibit                  Description of Exhibit                             Page
-------                  ----------------------                             ----
   3.1.(1)               Restated Certificate of Incorporation of            __
                         the Company, as amended to date

   3.2.(2)               By-laws, as amended to date                         __

 *10.1.(4)               1990 Stock Option Plan, as amended                  __

 *10.2.(4)               1993 Director Option Plan                           __

  10.3.(2)               Registration Rights Agreement dated as              __
                         of February 28, 1992 among the Registrant
                         and the persons listed therein

 *10.4.(2)               Vision-Sciences, Inc. 401(k) Plan, as               __
                         amended

  10.5.(2)               Supply Agreement between Machida                    __
                         Incorporated and Steve Onody dated
                         August 29, 1991

  10.6.(2)               Purchase Agreement between Vascu-Care,              __
                         Inc. and Steve Onody dated August 29,
                         1991

  10.7.(2)               Lease between Paul D. McKeon, Trustee               __
                         of Six Strathmore Road Trust and V-M
                         Ventures Incorporated dated October 24,
                         1990, as amended by Amendment No. 1 to
                         Lease dated September 1, 1990

  10.8.(7)               Amendment No. 2 to Lease between                    __
                         Paul D. McKeon, Trustee of Six
                         Strathmore Road Trust and Vision-
                         Sciences, Inc.


Exhibit                  Description of Exhibit                             Page
-------                  ----------------------                             ----
 10.9.(7)                Amendment No. 3 to Lease between                    __
                         Paul D. McKeon, Trustee of Six
                         Strathmore Road Trust and Vision-
                         Sciences, Inc.

 10.10.(2)               Lease between Machida Incorporated and              __
                         J&J Associates dated September 1, 1990

 10.11.(7)               Renewal to Lease between Machida                    __
                         Incorporated and J&J Associates
                         dated September 1, 1995

 10.12.(2)               Lease between Machida Incorporated and              __
                         South Bay Club Apartments dated July 12,
                         1991

 10.13.(2)               Non-Exclusive License Agreement among               __
                         Opielab, Inc., O.S. Limited Partnership
                         and Asahi Optical Co., Ltd. dated
                         September 28, 1988

+10.14.(3)               License Agreement between Vision-Sciences,          __
                         Inc. and Advanced Polymers, Inc. dated
                         June 10, 1993

*10.15.(2)               Consulting Agreement between Vision-                __
                         Sciences, Inc. and Fred Silverstein
                         dated July 1, 1990

 10.16.(7)               Consulting Agreement between Vision-                __
                         Sciences, Inc. and Fred Silverstein
                         dated June 6, 1995

 10.17.(2)               Distributorship Agreement dated                     __
                         January 1, 1991 between Storz Instru-


Exhibit                  Description of Exhibit                             Page
-------                  ----------------------                             ----
                         ment Company and Machida Incorporated,
                         as amended

 10.18.(2)               Form of Vision-Sciences, Inc. Invention,            __
                         Non-Disclosure and Non-Competition
                         Agreement for employees

 10.19.(2)               Supply Agreement between the Company                __
                         and Asahi Optical Co., Ltd. dated
                         March 16, 1992

 10.20.(2)               Royalty Agreement between Vision-                   __
                         Sciences, Inc. and C.R. Bard, Inc.
                         dated December 12, 1989

 10.21.(2)               Consulting Agreement between Vision-                __
                         Sciences, Inc. and Richard Rothstein
                         dated November 1, 1991

 10.22.(2)               Agreement, Assumption and Release                   __
                         dated as of September 1, 1992 among
                         Stephen Onody, Vascu-Care, Inc.,
                         Machida Incorporated and Summit
                         Technologies, Inc.

 10.23.(5)               Amendment to License Agreement between              __
                         Vision-Sciences, Inc. and Advanced
                         Polymers, Inc. dated April 5, 1994

 10.24.(7)               Amendment to License Agreement between              __
                         Vision-Sciences, Inc. and Advanced
                         Polymers, Inc. dated April 5, 1995

 10.25.(7)               Amendment to License Agreement between              __
                         Vision-Sciences, Inc. and Advanced
                         Polymers, Inc. dated February 14, 1996


Exhibit                  Description of Exhibit                             Page
-------                  ----------------------                             ----
 10.26.(5)               Agreement between Vision-Sciences, Inc.             __
                         and Smith & Nephew Richards, Inc. dated
                         March 28, 1994

 10.27.(6)               Commercial Loan Agreement (including                __
                         Security Agreement and Promissory Note)
                         between Vision-Sciences, Inc. and
                         The First National Bank of Boston
                         dated January 24, 1995

 10.28.(7)               Extension to Commercial Loan Agreement              __
                         between Vision-Sciences, Inc. and
                         The First National Bank of Boston
                         dated November 16, 1995

 10.29.(7)               Lease between Paul D. McKeon, Trustee               __
                         of 14 Burr Street Realty Trust and
                         Vision-Sciences, Inc. dated April 23, 1993

 21.1.(1)                Subsidiaries of the Company                         __

 23.1.                   Consent of Arthur Andersen LLP                      __

 27.1                    Financial Data Schedule                             __

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

 * Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

 +     Confidential treatment granted as to certain portions.

 (1) Incorporated by reference from the Annual Report on Form 10-K from the fiscal year ended March 31, 1993.


Exhibit       Description of Exhibit                             Page
-------       ----------------------                             ----


 (2)   Incorporated by reference from the Registration Statement
               on Form S-1 (File No. 33-53490).

 (3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

 (4) Incorporated by reference from the Annual Report on Form 10-K from the fiscal year ended March 31, 1994.

 (5) Incorporated by reference from the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.

 (6) Incorporated by reference from the Annual Report on Form 10-K from the fiscal year ended March 31, 1995.

 (7) Incorporated by reference from the Annual Report on Form 10-K from the fiscal year ended March 31, 1996.