Form 10-Q
period 1997-06-30
VISION SCIENCES INC /DE/
filed 1997-08-12
CIK 894237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20459

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

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

                                Yes  X    No
                                     -        --


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

         Common Stock, par value of $.01                   14,696,909
         -------------------------------                   ----------
               (Titles of Class)                         (Number of Shares)

                             VISION-SCIENCES, INC.
                               TABLE OF CONTENTS



Part I.   Financial Information                                                                Page
                                                                                               -----

          Consolidated Balance Sheets...................................................          1

          Consolidated Statements of Operations.........................................          2

          Consolidated Statement of Stockholders' Equity................................          3

          Consolidated Statements of Cash Flows.........................................          4

          Notes to Consolidated Financial Statements....................................      5 - 7

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................      8 - 9

Part II.  Other Information.............................................................         10

          Signature.....................................................................         11


                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                            June 30,    March 31,
                                             1997         1997
                                           --------     ---------
               ASSETS                                   (audited)
               ------                                   ---------
Current Assets:
  Cash and cash equivalents.............   $2,942,295   $2,681,271
  Accounts receivable, net of allowance
   for doubtful
     accounts of $116,000 and $127,000,     1,248,413    1,849,407
      respectively......................
  Inventories...........................      677,707      706,342
  Prepaid expenses and deposits.........      113,009      150,021
                                           ----------   ----------
     Total current assets...............    4,981,424    5,387,041
                                           ----------   ----------

Property and Equipment, at cost:
  Machinery and equipment...............    2,674,047    2,684,286
  Furniture and fixtures................      214,626      214,626
  Leasehold improvements................      304,563      304,563
                                           ----------   ----------
                                            3,193,236    3,203,475
  Less-Accumulated depreciation and         2,070,809    1,949,596
   amortization.........................   ----------   ----------
                                            1,122,427    1,253,879
                                           ----------   ----------
Other Assets, net of accumulated
 amortization of $65,000
  and $63,000, respectively.............      207,877      208,913
                                           ----------   ----------
     Total assets.......................   $6,311,728   $6,849,833
                                           ==========   ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current Liabilities:

  Acceptances payable to a bank.........   $     47,022   $     46,251
  Accounts payable......................        656,373        499,142
  Accrued expenses......................      1,812,067      1,878,638
                                           ------------   ------------
     Total current liabilities..........      2,515,462      2,424,031
                                           ------------   ------------

Deferred Credit.........................         18,281         36,558
                                           ------------   ------------

Stockholders' Equity:
  Common stock, $.01 par value--
     Authorized--25,000,000 shares
     Issued and outstanding--14,696,909
     shares at June 30, 1997 and at
     March 31, 1997.....................        146,968        146,968
  Additional paid-in capital............     46,098,212     46,098,212
  Accumulated deficit...................    (42,467,195)   (41,855,936)
                                           ------------   ------------
     Total stockholders' equity.........      3,777,985      4,389,244
                                           ------------   ------------
     Total liabilities and stockholders'
      equity............................   $  6,311,728   $  6,849,833
                                           ============   ============



          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                              1997          1996
                                          -----------   -----------

Net sales...............................  $ 1,864,468    $ 1,797,550
Cost of sales...........................    1,505,215      1,701,039
                                          -----------    -----------
  Gross profit..........................      359,253         96,511
Selling, general and administrative           861,109      1,458,957
 expenses...............................
Research and development expenses.......      257,925        662,119
                                          -----------    -----------
  Loss from operations..................     (759,781)    (2,024,565)
Interest income.........................       36,707         61,230
Interest expense........................           --             --
Other income (expense), net.............      111,815         20,967
                                          -----------    -----------

  Net loss..............................  $  (611,259)   $(1,942,368)
                                          ===========    ===========
Net loss per common share...............      $( 0.04)       $( 0.15)
                                          ===========    ===========
Weighted average shares outstanding.....   14,696,909     12,985,336
                                          ===========    ===========




          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)






                                     Common Stock
                              ---------------------------------                                              Total
                                                     $ .01         Additional          Accumulated        Stockholders'
                                Number of Shares    Par Value    Paid-in-Capital        Deficit              Equity
                                ----------------   -----------   ----------------     ------------      --------------

Balance, March 31, 1997,              14,696,909       $146,968      $46,098,212         $(41,855,936)       $4,389,244
 (audited)

Net loss                                      --             --               --             (611,259)         (611,259)
                                      ----------       --------      -----------         -----------         ----------
Balance, June 30, 1997                14,696,909       $146,968      $46,098,212         $(42,467,195)       $3,777,985
                                      ==========       ========      ===========         ============        ==========



          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                            1997          1996
                                        ------------   --------------

Cash flows from operating activities:
     Net loss...........................   $ (611,259)   $(1,942,368)
     Adjustments to reconcile net loss
      to net cash used for operating
      activities:
        Depreciation and amortization...      122,798        134,462
        Loss on disposal of property           13,928             --
         and equipment..................
        Amortization of deferred credit.      (18,276)       (18,276)
        Changes in assets and
         liabilities:
           Accounts receivable..........      600,994       (121,991)
           Inventories..................       28,635        335,506
           Prepaid expenses and deposits       37,011         (3,477)
           Accounts payable.............      157,231        212,040
           Accrued expenses.............      (66,571)        39,254
                                           ------------  -----------
              Net cash provided by
               (used for) operating
               activities...............      264,491     (1,364,850)
                                           ------------  -----------
Cash flows provided by (used for)
 investing activities:
      Decrease in marketable securities.           --      1,765,396
      Purchase of property and equipment       (3,689)      (121,134)
      Increase in other assets..........         (548)          (552)
                                           ------------  -----------
             Net cash provided by (used        (4,237)     1,643,710
              for) investing activities.
                                           ------------  -----------
Cash flows provided by (used for)
 financing activities:
      Net proceeds from (payments of)
       acceptances payable to a bank....          770        (65,780)
      Proceeds from exercise of stock
       options..........................           --         60,000
                                           ------------  -----------
             Net cash provided by (used
              for) financing activities.          770         (5,780)

                                           ------------  -----------
Net increase in cash and cash
 equivalents............................      261,024        273,080
Cash and cash equivalents, beginning of
 period.................................    2,681,271      1,688,651
                                           ------------  -----------
Cash and cash equivalents, end of period   $2,942,295    $ 1,961,731
                                           ============  ===========

Supplemental disclosures of cash flow
 information:
               Cash paid during the
                period for interest.....   $      --     $       --
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

     b. Cash Equivalents: Cash equivalents are carried at amortized cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months.

    c. Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:


                                                      June 30,   March 31,
                                                        1997       1997
                                                      --------  ---------
                                                                (audited)
          Raw materials..........................      $211,918  $202,833
          Work-in-process........................       183,659   111,538
          Finished goods.........................       282,130   391,971
                                                       --------  --------
                                                       $677,707  $706,342
                                                       ========  ========

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

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     d. Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

                                                                  Estimated
                     Asset Classification                         Useful Life
                     --------------------                         -----------
            Machinery and Equipment.............................    5 Years
            Furniture and Fixtures..............................    5 Years

          Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

     e. Net Loss Per Common Share: Net loss per common share is based on the weighted average number of common shares outstanding. Shares of common stock issuable pursuant to stock options and warrants have not been considered, as their effect would be antidilutive.

          On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share, and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended March 31, 1998. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

     f. Revenue Recognition: The Company recognizes revenue upon product shipment.

     g. Foreign Currency Transactions: The Company charges foreign currency exchange gains or losses, in connection with its purchases of products from vendors in Japan, to operations in accordance with SFAS No. 52, Foreign Currency Translation.

     h. Income Taxes: The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.

          The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three months ended June 30, 1997 increased $66,918, or 3.7%, versus the comparable prior year three-month period. The increase in sales was primarily due to an increase in sales of medical products of $75,013, or 7.5%, partially offset by a decline in sales of industrial products of $8,095, or 1%, versus the comparable prior year three-month period. The increase in sales of medical products was due primarily to improved acceptance of the Company's disposable EndoSheath/R/ technology in the ENT and sigmoidoscopy markets. For the three months ended June 30, 1997, sales of ENT and sigmoidoscope sheaths increased 21% and 18%, respectively, versus the comparable prior year three-month period. This increase was partially offset by a decline in sales of endoscopes and accessories.

Gross profit for the three months ended June 30, 1997 increased to $359,253, or 19% of net sales, versus $96,511, or 5% of net sales, for the comparable prior year three-month period. The increase in gross profit was due primarily to the increase in sales of disposable EndoSheaths, which have a higher gross profit than endoscopes, and to reduced factory overhead expenses resulting from reductions in staffing.

Selling, general and administrative expenses for the three months ended June 30, 1997 decreased $598,000, or 41%, versus the comparable prior year three-month period, and amounted to 46% of net sales in the current three-month period. For the three-month period ended June 30, 1996, selling, general and administrative expenses amounted to 81% of net sales. The decrease in these expenses was primarily attributable to reduced administrative payroll costs and the change from a direct sales force to independent sales representatives.

Research and development expenses for the three months ended June 30, 1997 decreased $404,194, or 61%, versus the comparable prior year three-month period, and amounted to 14% of net sales for the current three-month period. In the three-month period ended June 30, 1996, these expenses amounted to 37% of net sales. The decrease in these expenses was due primarily to reduced headcount resulting from the Company's decision to focus primarily on improvements in its existing products.

Interest income, net, for the three months ended June 30, 1997, decreased $24,523 versus the comparable prior year three-month period due to lower cash balances. The Company had lower cash balances during the three-month period ended June 30, 1997 versus the comparable prior year three-month period due to its use of cash to primarily fund operating losses during the fiscal year ended March 31, 1997.

Other income (expense) net, for the three months ended June 30, 1997, increased $90,848 compared to the prior year three-month period due primarily to increased royalty income from both new and existing agreements, including an initial license fee of $50,000 from a company. This fee is for the non-exclusive use of certain technology of the Company in the fields of gynecology and urology.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1997, the Company had $2,942,295 in cash and cash equivalents, and working capital of $2,465,962. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At June 30, 1997, there was approximately $203,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit. The Company's cash and cash equivalents increased $261,024 in total from March 31, 1997, due primarily to an increase of $264,491 from operations, partially offset by purchases of capital equipment.

The Company's net accounts receivable decreased $600,994 to $1,248,413 at June 30, 1997, from $1,849,407 at March 31, 1997. This decrease was primarily attributable to improved collections. During the period ended June 30, 1997, the Company's inventories decreased $28,635 to $677,707. The decrease was primarily attributable to reductions in finished goods resulting from increased sales. The Company's capital expenditures during the three months ended June 30, 1997 were approximately $3,700. The Company anticipates that capital expenditures for the fiscal year ending March 31, 1998 will be less than $250,000.

The Company has incurred losses since its inception and losses are expected to continue at least through the first two quarters of the fiscal year ending March 31, 1998. To date, the Company has funded the losses principally with proceeds from public and private equity financings. The Company will be required to obtain additional financing or an alternative means of support; however, there can be no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. The Company is currently pursuing various sources of financial support. In the event that these or other plans are not successful, there is substantial doubt concerning the Company's ability to continue as a going concern.

                          PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   (a)   None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27.  Financial Data Schedule

   (b)   Reports on Form 8-K

         The Registrant has filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Vision-Sciences, Inc.


Date:  August 8, 1997       By:

                            /s/______________________________________
                            Dr. Gerald B. Lichtenberger, Ph.D.
                            Executive Vice President, Chief Operating Officer



                            /s/______________________________________
                            James A. Tracy
                            Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)