Form 10-Q
period 1997-09-30
VISION SCIENCES INC /DE/
filed 1997-11-12
CIK 894237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                              Yes  [X]    No  [_]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.


Common Stock, par value of $.01                        14,696,909
-------------------------------                     ----------------
      (Titles of Class)                            (Number of Shares)

                             VISION-SCIENCES, INC.
                               TABLE OF CONTENTS

Part I.     Financial Information                                          Page
                                                                           ----
            Consolidated Balance Sheets................................      1

            Consolidated Statements of Operations......................      2

            Consolidated Statement of Stockholders' Equity.............      3

            Consolidated Statements of Cash Flows......................      4

            Notes to Consolidated Financial Statements.................    5 - 7

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    8 - 9

Part II.    Other Information..........................................     10

            Signature..................................................     11

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                   September 30,            March 31,
                                                                        1997                  1997
                                                                   -------------          -------------
                                ASSETS                                                      (audited)
                                ------                                                      ---------

Current Assets:
  Cash and cash equivalents.....................................    $2,546,632             $2,681,271
  Accounts receivable, net of allowance for doubtful
     accounts of $118,000 and $127,000, respectively............       967,697              1,849,407
  Inventories...................................................       663,617                706,342
  Prepaid expenses and deposits.................................        77,307                150,021
                                                                    ----------             ----------
     Total current assets.......................................     4,255,253              5,387,041
                                                                    ----------             ----------

Property and Equipment, at cost:
  Machinery and equipment.......................................     2,732,161              2,684,286
  Furniture and fixtures........................................       214,626                214,626
  Leasehold improvements........................................       304,563                304,563
                                                                    ----------             ----------
                                                                     3,251,350              3,203,475
  Less-Accumulated depreciation and amortization...............      2,192,021              1,949,596
                                                                    ----------             ----------
                                                                     1,059,329              1,253,879
                                                                    ----------             ----------
Other Assets, net of accumulated amortization of $66,000
  and $63,000, respectively....................................        201,833                208,913
                                                                    ----------             ----------
     Total assets..............................................     $5,516,415             $6,849,833
                                                                    ==========             ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Acceptances payable to a bank................................   $     26,510           $     46,251
  Accounts payable.............................................        848,594                499,142
  Accrued expenses.............................................      1,768,706              1,878,638
                                                                  ------------           ------------
     Total current liabilities.................................      2,643,810              2,424,031
                                                                  ------------           ------------

Deferred Credit................................................             --                 36,558
                                                                  ------------           ------------
Stockholders' Equity:
  Common stock, $.01 par value--
     Authorized--25,000,000 shares
     Issued and outstanding--14,696,909 shares at
     September 30, 1997 and at March 31, 1997..................        146,968                146,968
  Additional paid-in capital...................................     46,098,212             46,098,212
  Accumulated deficit..........................................    (43,372,575)           (41,855,936)
                                                                  ------------           ------------
     Total stockholders' equity................................      2,872,605              4,389,244
                                                                  ------------           ------------
     Total liabilities and stockholders' equity................   $  5,516,415           $  6,849,833
                                                                  ============           ============

          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended                  Six Months Ended
                                                                 September 30,                       September 30,
                                                           ----------------------------         --------------------------
                                                              1997             1996                1997           1996
                                                           -----------      -----------         ----------      ----------
Net sales.............................................     $ 1,822,906      $ 2,178,318        $ 3,687,374     $ 3,975,868
Cost of sales.........................................       1,551,412        2,012,295          3,056,627       3,713,334
                                                           -----------      -----------         ----------      ----------

    Gross profit......................................         271,494          166,023            630,747         262,534

Selling, general and administrative expenses..........       1,002,184        1,365,899          1,863,293       2,824,856
Research and development expenses.....................         277,714          552,470            535,639       1,214,589
                                                           -----------      -----------        -----------     -----------
    Loss from operations..............................      (1,008,404)      (1,752,346)        (1,768,185)     (3,776,911)

Interest income.......................................          36,581           43,795             73,288         105,025
Other income(expense), net............................          66,444           13,234            178,258          34,201
                                                           -----------      -----------        -----------     -----------

    Net loss..........................................     $  (905,379)     $(1,695,317)       $(1,516,639)    $(3,637,685)
                                                           ===========      ===========        ===========     ===========

Net loss per common share.............................          $(0.06)          $(0.13)            $(0.10)         $(0.28)
                                                           ===========      ===========        ===========     ===========

Weighted average shares outstanding...................      14,696,909       13,005,743         14,696,909      12,995,595
                                                           ===========      ===========        ===========     ===========


See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                   Common Stock
                          ------------------------------
                            Number of           $.01         Additional       Accumulated   Stockholders'
                             Shares           Par Value    Paid-in-Capital      Deficit        Equity
                          -------------    -------------   ---------------   ------------   -------------
Balance, March 31, 1997,     14,696,909      $   146,968   $   46,098,212    $(41,855,936)  $   4,389,244
 (audited)

Net loss                         --                --              --          (1,516,639)     (1,516,639)
                          -------------    -------------   --------------    ------------   -------------
Balance, September 30,
 1997                        14,696,909      $   146,968   $   46,098,212    $(43,372,575)  $   2,872,605
                          =============    =============   ==============    ============   =============


          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Six Months Ended        Six Months Ended
                                                                    September 30,           September 30,
                                                                        1997                     1996
                                                                  ----------------        ----------------
Cash flows from operating activities:
  Net loss........................................................   $(1,516,639)           $(3,637,685)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
   Depreciation and amortization..................................       245,596                265,591
   Loss on disposal of property and equipment.....................        27,856                     --
   Amortization of deferred credit................................       (36,558)               (36,553)
   Changes in assets and liabilities:
     Accounts receivable..........................................       881,710               (547,029)
     Inventories..................................................        42,725                296,558
     Prepaid expenses and deposits................................        72,714                 45,028
     Accounts payable.............................................       349,452                644,080
     Accrued expenses.............................................      (109,932)               181,672
                                                                     -----------            -----------
      Net cash used for operating activities......................       (43,076)            (2,788,338)
                                                                     -----------            -----------
Cash flows provided by (used for) investing activities:
  Decrease in marketable securities...............................             -              1,980,342
  Purchase of property and equipment..............................       (75,731)               (83,556)
  Decrease (increase) in other assets.............................         3,909                (18,535)
                                                                     -----------            -----------
      Net cash provided by (used for) investing activities........       (71,822)             1,878,251
                                                                     -----------            -----------

Cash flows provided by (used for) financing activities:
  Payments of acceptances payable to a bank.......................       (19,741)               (44,165)
  Exercise of Stock Options.......................................            --                 80,000
                                                                     -----------            -----------
      Net cash provided by (used for) financing activities........       (19,741)                35,835
                                                                     -----------            -----------
Net decrease in cash and cash equivalents.........................      (134,639)              (874,252)
Cash and cash equivalents, beginning of period....................     2,681,271              1,688,651
                                                                     -----------            -----------
Cash and cash equivalents, end of period..........................   $ 2,546,632            $   814,399
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies described below:

     a. Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consoliation.

     b. Cash Equivalents: Cash equivalents are carried at amortized cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months.

     c. Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                             September 30,       March 31,
                                                 1997              1997
                                               --------          --------
                                                                 (audited)
           Raw materials....................   $198,047          $202,833
           Work-in-process..................    133,312           111,538
           Finished goods...................    332,258           391,971
                                               --------          --------
                                               $663,617          $706,342
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

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     d. Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

                                                          Estimated
               Asset Classification                      Useful Life
               --------------------                      -----------
            Machinery and Equipment ...................... 5 Years
            Furniture and Fixtures ....................... 5 Years

          Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

     e. Net Loss Per Common Share: Net loss per common share is based on the weighted average number of common shares outstanding. Shares of common stock issuable pursuant to stock options and warrants have not been considered, as their effect would be antidilutive.

          On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share, and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending March 31, 1998. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three and six months ended September 30, 1997 decreased $355,412 and $288,494, respectively, or 16.3% and 7.3%, respectively, versus the comparable prior year three-month and six-month periods. The decrease in sales was due to a decrease in sales of medical products of $139,814 and $64,801 for the three-month and six-month periods, respectively, or 12.1% and 3.0%, respectively, versus the comparable prior year periods. In addition, industrial sales decreased $215,598 and $223,693, for the three-month and six-month periods, respectively, or 21.0% and 12.3%, respectively, versus the comparable prior year periods.

Sales of the Company's disposable EndoSheath technology increased $54,566 and $165,204 in the three-month and six-month periods ended September 30, 1997, respectively, compared to the same periods last year. In addition, the Company recorded initial sales of $52,600 of medical devices to a company in the image-guided surgery market, under an original equipment manufacturing arrangement. These increases were offset by a decrease in sales of scopes of $210,230 and $222,390 for the three-month and six-month periods, respectively, versus the comparable prior year periods.

Gross profit for the three and six months ended September 30, 1997 increased to $271,494, or 14.9% of net sales, and $630,747, or 17.1% of net sales, respectively, versus $166,023, or 7.6% of net sales, and $262,534, or 6.6% of net sales, for the comparable prior year three-month and six-month periods. The increase in gross profit was due primarily to the increase in sales of disposable EndoSheaths, which have a higher gross profit than endoscopes, and to reduced factory overhead expenses resulting from reductions in staffing.

Selling, general and administrative expenses for the three and six months ended September 30, 1997 decreased $363,715, or 27%, and $961,563, or 34%, respectively, versus the comparable prior year three-month and six-month periods. Selling, general and administrative expenses amounted to 55% and 51% of net sales, respectively, in the three-month and six-month periods ended September 30, 1997. For the three-month and six-month periods ended September 30, 1996, these expenses amounted to 63% and 71% of net sales, respectively. The decrease in these expenses was primarily attributable to reduced administrative payroll costs and the change from a direct sales force to independent sales representatives.

Research and development expenses for the three and six months ended September 30, 1997 decreased $274,756, or 50%, and $678,950, or 56%, respectively, versus the comparable prior year three-month and six-month periods. These expenses amounted to 15% of net sales for the three and six months ended September 30, 1997. In the three-month and six-month periods ended September 30, 1996, these expenses amounted to 25% and 31% of net sales, respectively. The decrease in these expenses was due primarily to reduced headcount resulting from the Company's decision to focus primarily on improvements in its existing products.

Interest income, net, for the three and six months ended September 30, 1997, decreased $7,214 and $31,737, respectively, versus the comparable prior year three-month and six-month periods due to lower cash balances. The Company had lower cash balances during the three and six months ended September 30, 1997 versus the comparable prior year three-month and six-month periods due to its using cash primarily to fund operating losses during the fiscal year ended March 31, 1997.

---------------------

Other income (expense), net for the three and six months ended September 30, 1997 increased $53,210 and $144,057, respectively, versus the comparable prior year three-month and six-month periods, due primarily to increased royalty income from both new and existing agreements, including an initial license fee of $50,000 received in the three months ended June 30, 1997. The Company does not expect similar improvement in royalty income in future periods, as the agreement which was the primary source of royalties for the three and six months ended September 30, 1997 expired July 1, 1997.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1997, the Company had $2,546,632 in cash and cash equivalents, and working capital of $1,611,443. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At September 30, 1997, there was approximately $223,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit. The Company's cash and cash equivalents decreased $134,639 in total from March 31, 1997, due primarily to funding losses for the six-month period and the purchase of capital equipment.

The Company's net accounts receivable decreased $881,710 to $967,697 at September 30, 1997, from $1,849,407 at March 31, 1997. This decrease was primarily attributable to improved collections. During the period ended September 30, 1997, the Company's inventories decreased $42,725 to $663,617.
The decrease was primarily attributable to reductions in finished goods resulting from increased sales of sheaths, and reduced purchases of raw material for scopes. The Company's capital expenditures during the six months ended September 30, 1997 were approximately $75,700. The Company anticipates that capital expenditures for the fiscal year ending March 31, 1998 will be less than $250,000.

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

                          PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Company held the 1997 Annual General Meeting of Shareholders (the "Annual Meeting") on August 18, 1997. At the Annual Meeting, the following actions were taken:

1. The stockholders elected Kenneth W. Anstey and Dr. Gerald B. Lichtenberger as Class III Directors, to serve for a three-year term. Holders of 13,676,536 and 13,677,536 shares of Common Stock voted for Mr. Anstey and Dr. Lichtenberger, respectively; and

2. The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the current fiscal year by a vote of 13,674,966 shares of Common Stock for, 17,240 shares of Common Stock against and 24,690 shares of Common Stock not voting.

ITEM 5: OTHER INFORMATION

(a) On October 29, 1997 the Company reported that, effective with the opening of business on October 30, 1997, its securities would be listed on The Nasdaq SmallCap Market (SM). The Company was notified by The Nasdaq Stock Market, Inc., that, as of the fiscal quarter ended June 30, 1997, it failed to meet the net tangible assets requirement as set forth in NASD Marketplace Rule 4450(a)(3), and, as a result, the listing of the Company's securities would be moved from the Nasdaq National Market (SM) to The Nasdaq SmallCap Market. NASD Marketplace Rules state that minimum net tangible assets of $4.0 million are required for continued National Market listing. At June 30, 1997, the Company's net tangible assets were $3.78 million.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27.  Financial Data Schedule

   (b)   Reports on Form 8-K

         The Registrant has filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Vision-Sciences, Inc.


Date: November 6, 1997                 By:


                                       /s/ Dr. Gerald B. Lichtenberger, Ph. D.
                                       ---------------------------------------
                                       Dr. Gerald B. Lichtenberger, Ph. D.
                                       Executive Vice President
                                       Chief Operating Officer



                                       /s/ James A. Tracy
                                       ---------------------------------------
                                       James A. Tracy
                                       Vice President Finance
                                       Chief Financial Officer and
                                       Controller (Principal Financial Officer
                                       and Principal Accounting Officer)