Form 10-Q
period 1997-12-31
VISION SCIENCES INC /DE/
filed 1998-02-11
CIK 894237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1997

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

                              Yes  X        No
                                  ---         ---


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997.

   Common Stock, par value of $.01                         16,638,657
   -------------------------------                      ----------------
          (Titles of Class)                            (Number of Shares)

                             VISION-SCIENCES, INC.
                               TABLE OF CONTENTS



Part I.     Financial Information                                        Page
                                                                         -----

            Consolidated Balance Sheets................................      1

            Consolidated Statements of Operations......................      2

            Consolidated Statement of Stockholders' Equity.............      3

            Consolidated Statements of Cash Flows......................      4

            Notes to Consolidated Financial Statements.................  5 - 7

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................  8 - 9

Part II.    Other Information..........................................     10

            Signatures.................................................     11

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                         December 31,               March 31,
                                                                             1997                      1997
                                                                         ------------               ---------
                                                                                                    (audited)
                              ASSETS                                                                ---------
                              ------
Current Assets:
  Cash and cash equivalents...................................           $3,568,485                $2,681,271
  Accounts receivable, net of allowance for doubtful
     accounts of $111,000 and $127,000, respectively..........            1,253,344                 1,849,407
  Inventories.................................................              611,125                   706,342
  Prepaid expenses and deposits...............................               81,067                   150,021
                                                                         ----------                ----------
     Total current assets.....................................            5,514,021                 5,387,041
                                                                         ----------                ----------

Property and Equipment, at cost:
  Machinery and equipment.....................................            2,728,021                 2,684,286
  Furniture and fixtures......................................              214,626                   214,626
  Leasehold improvements......................................              304,563                   304,563
                                                                         ----------                ----------
                                                                          3,247,210                 3,203,475
  Less-Accumulated depreciation and amortization..............            2,286,378                 1,949,596
                                                                         ----------                ----------
                                                                            960,832                 1,253,879
                                                                         ----------                ----------
Other Assets, net of accumulated amortization of $68,000
  and $63,000, respectively...................................              195,908                   208,913
                                                                         ----------                ----------
     Total assets.............................................           $6,670,761                $6,849,833
                                                                         ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Acceptances payable to a bank...............................           $   69,312                $    46,251
  Accounts payable............................................              844,045                    499,142
  Accrued expenses............................................            1,891,270                  1,878,638
                                                                         ----------                -----------
     Total current liabilities................................            2,804,627                  2,424,031
                                                                         ----------                -----------

Deferred Credit...............................................               --                         36,558
                                                                         ----------                -----------

Stockholders' Equity:
  Common stock, $.01 par value--
     Authorized--25,000,000 shares
     Issued and outstanding-- 16,638,657 shares at
     December 31, 1997 and 14,696,909 at March 31, 1997.......              166,386                    146,968
  Additional paid-in capital..................................           48,078,794                 46,098,212
  Accumulated deficit.........................................          (44,379,046)               (41,855,936)
                                                                         ----------                -----------
     Total stockholders' equity...............................            3,866,134                  4,389,244
                                                                         ----------                -----------
     Total liabilities and stockholders' equity...............           $6,670,761                $ 6,849,833
                                                                         ==========                ===========


          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                      Three Months Ended                Nine Months Ended
                                                         December 31,                      December 31,
                                               ------------------------------    -----------------------------
                                                    1997             1996             1997             1996
                                               -------------    -------------    ------------     ------------
Net sales....................................   $ 2,007,583      $ 2,263,893     $ 5,694,957      $ 6,239,761
Cost of sales................................     1,970,531        1,887,837       5,027,158        5,601,171
                                               -------------    -------------    ------------     ------------

     Gross profit............................        37,052          376,056         667,799          638,590

Selling, general and administrative expenses.       947,149        1,345,470       2,810,442        4,170,327
Research and development expenses............       126,211          621,240         661,850        1,835,829
                                               -------------    -------------    ------------     ------------
     Loss from operations....................    (1,036,308)      (1,590,654)     (2,804,493)      (5,367,566)

Interest income..............................        30,236           31,309         103,524          136,334
Interest expense.............................           399               --             399               --
Other income(expense), net...................            --           32,182         178,258           66,384
                                               -------------    -------------    ------------     ------------
     Net loss................................   $(1,006,471)     $(1,527,163)    $(2,523,110)     $(5,164,848)
                                               =============    =============    ============     ============
Net loss per common share....................        $(0.07)          $(0.12)         $(0.17)          $(0.40)
                                               =============    =============    ============     ============
Weighted average shares outstanding..........    14,886,863       13,140,845      14,760,457       13,044,043
                                               =============    =============    ============     ============

          See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)




                                    Common Stock
                             ------------------------   Additional                     Total
                              Number of      $.01        Paid-in     Accumulated    Stockholders'
                               Shares      Par Value     Capital       Deficit         Equity
                             ----------   -----------   -----------  ------------   -------------
Balance, March 31, 1997,
  (audited).................  14,696,909    $146,968    $46,098,212  $(41,855,936)  $ 4,389,244

New shares purchased........   1,941,748      19,418      1,980,582                   2,000,000

Net loss....................         ---         ---            ---    (2,523,110)   (2,523,110)
                             -----------  -----------   -----------  ------------   -----------

Balance, December 31, 1997..  16,638,657    $166,386    $48,078,794  $(44,379,046)  $ 3,866,134
                             ===========  ===========   ===========  ============   ===========







         See accompanying notes to consolidated financial statements.

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               Nine Months              Nine Months
                                                                 Ended                     Ended
                                                               December 31,              December 31,
                                                                  1997                      1996
                                                         -----------------------    -----------------------

Cash flows from operating activities:
  Net loss............................................        $(2,523,110)          $  (5,164,848)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
   Depreciation and amortization......................            372,414                 391,364
   Loss on disposal of property and equipment.........             58,410                      --
   Amortization of deferred credit....................            (36,558)                (54,830)
   Changes in assets and liabilities:
     Accounts receivable..............................            596,063                (507,189)
     Inventories......................................             95,217                 697,119
     Prepaid expenses and deposits....................             68,954                  26,970
     Accounts payable.................................            344,903                 102,977
     Accrued expenses.................................             12,633                 524,154
                                                              -----------             -----------
      Net cash used for operating activities..........         (1,011,074)             (3,984,283)
                                                              -----------             -----------
Cash flows provided by investing activities:
  Decrease in marketable securities..................                  --                 775,847
  Purchase of property and equipment.................            (133,022)               (119,558)
  Increase in other assets...........................               8,249                   9,978
                                                              -----------             -----------
      Net cash provided by investing activities......            (124,773)                666,267
                                                              -----------             -----------
Cash flows provided by financing activities:
  Proceeds from sale of common stock.................           2,000,000               2,000,000
  Proceeds from (payments of) acceptances
   payable to a bank.................................              23,061                 (40,343)
  Proceeds from exercise of stock options............                  --                  80,000
                                                              -----------             -----------
      Net cash provided by financing activities......           2,023,061               2,039,657
                                                              -----------             -----------
Net increase (decrease) in cash and cash
 equivalents.........................................             887,214              (1,278,359)
Cash and cash equivalents, beginning of
 period..............................................           2,681,271               1,688,651
                                                              -----------             -----------
Cash and cash equivalents, end of period.............         $ 3,568,485             $   410,292
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

      c. Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:


                                     December 31,         March 31,
                                         1997               1997
                                                          (audited)
         Raw materials                $ 192,537           $ 202,833
         Work-in-process                237,861             111,538
         Finished goods                 180,727             391,971
                                      ---------           ---------
                                      $ 611,125           $ 706,342
                                      =========           =========

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

                    VISION-SCIENCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


2.   Summary of Significant Accounting Policies (Continued)


     d. Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

                                                          Estimated
             Asset Classification                        Useful Life
             --------------------                        -----------
            Machinery and Equipment....................... 5 Years
            Furniture and Fixtures........................ 5 Years

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three and nine months ended December 31, 1997 decreased $256,310 and $544,804, respectively, or 11.3% and 8.7%, respectively, versus the comparable prior year three-month and nine-month periods. The decrease in sales was due to a decrease in sales of medical products of $170,962 and $235,762 for the three-month and nine-month periods, respectively, or 13.4% and 6.9%, respectively, versus the comparable prior year periods. In addition, industrial sales decreased $85,348 and $309,042, for the three-month and nine-month periods, respectively, or 8.6% and 11.0%, respectively, versus the comparable prior year periods.

Sales of the Company's disposable EndoSheath/R/ technology increased $50,238 and $215,442 in the three-month and nine-month periods ended December 31, 1997, respectively, compared to the same periods last year. In addition, in the nine months ended December 31, 1997, the Company recorded sales of $61,434 of medical devices to a company in the image-guided surgery market, under an original equipment manufacturing arrangement. These increases were offset by a decrease in sales of scopes of $240,195 and $462,585 for the three-month and nine-month periods, respectively, versus the comparable prior year periods.

Gross profit for the three and nine months ended December 31, 1997 decreased to $37,052, or 1.8% of net sales, and increased to $667,799, or 11.7% of net sales, respectively, versus $376,056, or 16.6% of net sales, and $638,590, or 10.2% of net sales, for the comparable prior year three-month and nine-month periods.
The decrease in gross profit for the three months ended December 31, 1997 was due primarily to an increase in labor and overhead costs for manufacturing which were previously utilized for product development.

Selling, general and administrative expenses for the three and nine months ended December 31, 1997 decreased $398,321, or 29.6%, and $1,359,885, or 32.6%, respectively, versus the comparable prior year three-month and nine-month periods. Selling, general and administrative expenses amounted to 47% and 49% of net sales, respectively, in the three-month and nine-month periods ended December 31, 1997. For the three-month and nine-month periods ended December 31, 1996, these expenses amounted to 59% and 67% of net sales, respectively.
The decrease in these expenses was primarily attributable to the change from a direct sales force to independent sales representatives, and reduced administrative payroll costs.

Research and development expenses for the three and nine months ended December 31, 1997 decreased $495,029, or 80%, and $1,173,979, or 64%, respectively, versus the comparable prior year three-month and nine-month periods. In the three-month and nine-month periods ended December 31, 1997, these expenses amounted to 6.3% and 11.6% of net sales, respectively. The decrease in research and development expenses for the three months ended December 31, 1997 was due primarily to utilizing certain labor and overhead costs in manufacturing which were previously devoted to product development. For the nine months ended December 31, 1997, the reductions were due to this shift in utilization and to reductions in headcount and other expenses, resulting from the Company's decision to focus primarily on improvements in its existing products.

---------------------

Interest income, net, for the three and nine months ended December 31, 1997, decreased $1,472 and $33,209, respectively, versus the comparable prior year three-month and nine-month periods due to lower cash balances. The Company had lower cash balances during the three and nine months ended December 31, 1997 versus the comparable prior year three-month and nine-month periods due to its using cash primarily to fund operating losses.

Other income (expense), net for the three and nine months ended December 31, 1997 decreased $32,182 and increased $111,874, respectively, versus the comparable prior year three-month and nine-month periods, due primarily to changes in royalty income from both new and existing agreements, including an initial license fee of $50,000 received in the three months ended June 30, 1997. The agreement which was the primary source of royalties for the three and six months ended September 30, 1997 expired July 1, 1997.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1997, the Company had $3,568,485 in cash and cash equivalents, and working capital of $2,709,394. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At December 31, 1997, there was approximately $181,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit. The Company's cash and cash equivalents increased by $887,214 in total from March 31, 1997, due primarily to a private equity financing wherein the Company sold 1,941,748 new shares of common stock for $2,000,000 in December 1997, offset by funding losses for the nine-month period and the purchase of capital equipment.

The Company's net accounts receivable decreased $596,063 to $1,253,344 at December 31, 1997, from $1,849,407 at March 31, 1997. This decrease was primarily attributable to lower sales. During the period ended December 31, 1997, the Company's inventories decreased $95,217 to $611,125. The decrease was primarily attributable to reductions in finished goods resulting from increased sales of sheaths, and lower production of scopes. The Company's capital expenditures during the nine months ended December 31, 1997 were approximately $133,000. The Company anticipates that capital expenditures for the fiscal year ending March 31, 1998 will be less than $250,000.

The Company has incurred losses since its inception and losses are expected to continue at least through the fiscal year ending March 31, 1998. To date, the Company has funded the losses principally with proceeds from public and private equity financings. The Company anticipates that it will continue to require additional financing or an alternative means of support; however, there can be no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. The Company continues to pursue various sources of financial support. In the event that these or other plans are not successful, there is substantial doubt concerning the Company's ability to continue as a going concern.

                          PART II - OTHER INFORMATION


Item 3:   Changes in Securities and Use of Proceeds

   On December 23, 1997, the Company issued an aggregate of 1,941,748 shares of Common Stock to Katsumi Oneda, the Company's Chairman, CEO and President, and to Lewis C. Pell, the Company's Vice Chairman. The price per share in this transaction was $1.03, which represents 80% of the average closing price of the Common Stock on Nasdaq during the five trading days ended December 22, 1997. The shares of Common Stock were sold in this transaction pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

Item 4:  Submission of Matters to a Vote of Security-Holders

   None during the current reporting period.

Item 6:  Exhibits and Report on Form 8-K

   (a)   Exhibits.

         27.1  Financial Data Schedule.

   (b)   Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Vision-Sciences, Inc.


Date: February 6, 1998         By:


                               /s/
                                  -------------------------------
                               Dr. Gerald B. Lichtenberger, Ph.D.
                               Executive Vice President, Chief Operating Officer



                               /s/
                                  -------------------------------
                               James A. Tracy
                               Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer
                               and Principal Accounting Officer)