Form 10-K
period 1998-03-31
VISION SCIENCES INC /DE/
filed 1998-06-29
CIK 894237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                          COMMISSION FILE NO. 0-20970
                             VISION-SCIENCES, INC.
             (Exact name of Registrant as specified in its charter)

                            ------------------------

                  DELAWARE                             13-3430173
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)

             6 STRATHMORE ROAD                            01760
           NATICK, MASSACHUSETTS                       (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 650-9971

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Aggregate market value of Common Stock held by non-affiliates of the Registrant as of May 29, 1998 based upon the last sale price of the Common Stock on the
Nasdaq SmallCap Market as reported by Nasdaq:                                    $18,930,551
                                                                                 ----------

Number of shares outstanding of the Registrant's Common Stock as of May 29,
1998                                                                             16,650,021
                                                                                 ----------

Documents incorporated by reference: Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    This Annual Report on Form 10-K contains forward-looking statements, including statements about new product introductions, expectations as to future sales of the Company's products, the availability of supplies, the sufficiency of the Company's capital resources to meet anticipated capital requirements, the Company's intentions to expand its indirect sales force and the Company's expectations as to future expenditures, including research and development expenditures. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the availability of capital resources, the availability of third-party reimbursement, government regulation, commercialization and technological difficulties, general economic conditions and other risks detailed below. See "Certain Factors That May Affect the Company's Future Operating Results."

    Vision-Sciences, Inc. (the "Company") develops, manufactures and markets products for endoscopy which have infection control advantages over conventional flexible endoscopes. The Company has developed, and is marketing, proprietary flexible endoscope systems designed to eliminate the risk of cross-contamination to patients and health-care professionals which results from the reuse of conventional flexible endoscopes. The Company's systems consist of two main components--a proprietary sterile disposable sheath, known as an EndoSheath System (EndoSheath) and a reusable flexible endoscope incorporating the Company's proprietary design. The EndoSheath is designed to cover all surfaces of the endoscope that come in contact with the patient and contains the air, water, suction and accessory channels that are a part of conventional flexible endoscopes, thus providing a contamination-free instrument and substantially reducing the burdensome cleaning required of conventional flexible endoscopes. The Company has developed a family of disposable EndoSheath/reusable flexible endoscope systems for gastrointestinal endoscopy and began commercial shipments of its first such system, a fiberoptic sigmoidoscope, in April 1993.

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

    The most common flexible endoscopes used in gastrointestinal endoscopy are as follows:

    - Sigmoidoscopes are used for viewing the sigmoid colon and descending colon for screening and diagnostic purposes, such as screening for colon cancer. An estimated 4.7 million procedures were performed in the United States in 1995 by gastroenterologists, family practitioners, and general and colon-rectal surgeons in hospitals, clinics, and physicians' offices primarily on an outpatient basis.

    - Colonoscopes are used for viewing the complete colon for screening, diagnostic and therapeutic purposes, such as removing polyps. Colonoscopy is often performed following sigmoidoscopy. An estimated 3.6 million procedures were performed in the United States in 1995, primarily by gastroenterologists and colon-rectal surgeons in hospitals and clinics.

    - Gastroscopes are used for viewing the esophagus and the stomach for diagnostic and therapeutic purposes, such as detecting and cauterizing ulcers. An estimated 4.2 million procedures were performed in the United States in 1995 by gastroenterologists in hospitals and clinics.

    - Duodenoscopes are used for viewing and intubating the biliary and pancreatic ducts from the duodenum for diagnostic and therapeutic purposes, such as detecting gallstones. An estimated 400,000 procedures were performed in the United States in 1995 by gastroenterologists in a hospital setting.

    - ENT Endoscopes. These endoscopes are used for viewing the ears, nose, throat and larynx for diagnostic purposes, such as testing for throat cancer. The Company estimates, based on industry sources, that approximately 4 million such procedures were performed in the United States in 1995, generally by otolaryngologists and allergists in hospitals, clinics, and physicians' offices.

    - Pulmonary Endoscopes. A bronchoscope and an intubation endoscope are flexible endoscopes used for viewing the trachea, bronchi and lungs for diagnostic and therapeutic purposes, generally by pulmonary specialists and anesthesiologists in a clinic or hospital setting. The Company estimates, based on industry sources, that approximately 1 million procedures using flexible bronchoscopes were performed in the United States in 1995. Because pneumonia is common in persons infected with the HIV virus, and because bronchoscopy is often used to make this diagnosis, there has been increased usage of bronchoscopes for this purpose, as well as greater recognition of the need to perform bronchoscopies in a contamination-free manner to protect both the HIV positive patients (who have weakened immune systems) and subsequent patients on whom the bronchoscope is used.

PROBLEMS WITH CONVENTIONAL FLEXIBLE ENDOSCOPES

    While endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes present a number of health risks and problems to both patients and medical personnel. Conventional flexible endoscopes are intended for repeated use in hundreds of procedures and, with each use, come in contact with some combination of the patient's blood, tissue, mucus, saliva and stool. Therefore, a conventional flexible endoscope must be meticulously manually cleaned and disinfected after each procedure. However, the design of conventional flexible endoscopes makes it difficult to attain high-level disinfection after cleaning. As a result, the repeated use of conventional flexible endoscopes and the difficulty in thoroughly cleaning and disinfecting them after each use create the following problems:

    - Patients, and to a lesser degree the physician using the flexible endoscope and the nurse assistant cleaning it, are exposed to the risk of infection from contaminated endoscopes that results from their repeated use.

    - The nurses or other medical personnel who clean the endoscope face health risks from exposure to toxic disinfecting agents used in the cleaning process.

    - The proper cleaning of a flexible endoscope is relatively expensive, time-consuming and arduous.

    - The repeated cleaning of a flexible endoscope subjects it to wear and tear, reduces its useful life, and impairs the quality of its optics; in addition, improper cleaning can cause blocked channels, which require expensive endoscope repairs.

    - The time needed to clean a flexible endoscope after each use results in a period of "down time" during which the endoscope cannot be used and may require users to buy and maintain multiple endoscopes.

    DIFFICULTY OF PROPER CLEANING. The problems associated with cleaning conventional flexible endoscopes can be better understood by examining the cleaning procedures they require. The cleaning of endoscopes is generally the responsibility of the nurse or endoscopic assistant. The Society of Gastroenterology Nurses and Associates, Inc., in 1990 published Recommended Guidelines for Infection Control in

Gastrointestinal Endoscopy Settings (the "SGNA Guidelines"). Although cleaning procedures for endoscopes vary widely, the following is a summary of the principal steps in the cleaning procedures that are called for by the SGNA Guidelines.

    - Inspection--Endoscopes should be tested for leaks and inspected for damage. Even small leaks can lead to costly fiberoptic or video component damage or contamination of the endoscope.

    - Cleaning--After gross cleaning to remove patient material, endoscopes should be thoroughly rinsed, the detachable parts should be removed and cleaned and exteriors should be sponge-cleaned. All internal channels that are accessible should be scrubbed with brushes, while unreachable air and water channels should be rinsed clear of residual patient organic matter, as the presence of such matter diminishes the effectiveness of the disinfecting agents used. The endoscope should then be washed in a detergent and enzyme solution, with such cleaning agents drawn through internal channels. The endoscope should then be rinsed, with excess water removed, since residual water can dilute disinfectants.

    - Disinfection--Endoscopes should be disinfected using recommended chemical agents or an automated cleaner. Disinfectants must also be drawn through internal channels during this process. Although certain sterilization methods are available for flexible endoscopes, conventional heat sterilization will destroy flexible endoscopes.

    - Rinsing--To ensure that patients are not exposed to toxic disinfectants, endoscopes should be thoroughly rinsed using either tap water or sterile water, followed by a final rinse in an alcohol solution.

    - Drying--Endoscopes and channels should be dried using forced air, then flushed with an alcohol solution, prior to storage.

    - Storage--Endoscopes should be hung vertically in well-ventilated cabinets to prevent recontamination or damage between uses.

    Proper cleaning of conventional flexible endoscopes, even when done in compliance with the SGNA Guidelines, is difficult to achieve for a number of reasons. Firstly, the design of conventional flexible endoscopes, which includes channels, joints and crevices, makes it difficult to reach and clean all parts of the endoscope. As the SGNA Guidelines state, an endoscope's "complex and fragile structure presents problems in cleaning/disinfecting/sterilizing". Secondly, the Company believes the most important step in the cleaning process is the manual removal of organic material, and therefore, the opportunity for human error is always present, even if optimal cleaning procedures are followed. Finally, there are questions concerning the efficiency of some disinfecting agents used in the endoscope cleaning process. For example, in 1991 the FDA recommended that the medical profession cease the use of Sporicidin, a widely-used endoscope disinfectant, based upon the FDA's conclusion that this disinfectant does not work. The FDA has also required that the manufacturers of chemical glutaraldehyde-based disinfectants change the recommended soak time on their instructions for use from 20 minutes to 45 minutes, and increased the temperature from 20 degrees Celsius to 25 degrees Celsius. This longer soak time means slower turnaround on conventional scopes, and the increased temperature of the glutaraldehyde is hazardous due to increased caustic vapors released during heating.

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

    An FDA-sponsored study published in THE AMERICAN JOURNAL OF MEDICINE in March 1992, reported that 23.9% of the gastrointestinal endoscopes tested produced 100,000 or more bacterial colonies after all cleaning and disinfection procedures had been completed, and the endoscopes were deemed ready for use on the next patient. This study concluded that "actual disinfection/sterilization procedures for endoscopes are not always optimal, and high-level disinfection of gastrointestinal endoscopes is not always achieved." Numerous infectious agents, including tuberculosis and salmonella, have been reported in the medical literature as having been transmitted through the use of contaminated endoscopes. Concern about the risk of endoscopic cross-contamination has also been heightened by the increasing prevalence of the HIV and hepatitis viruses.

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

COMPANY STRATEGY

    The Company's primary business strategy is to develop, manufacture and market products for endoscopy which have infection-control advantages over conventional flexible endoscopes. To implement this strategy, the Company has developed, and is marketing and selling, a proprietary flexible endoscope system which consists of two main components--a proprietary sterile disposable sheath, known as an EndoSheath, and a reusable flexible endoscope incorporating the Company's proprietary design. In particular, the Company has developed, and is marketing and selling, a family of disposable EndoSheath/ reusable flexible endoscope systems for gastrointestinal endoscopy and pulmonary endoscopy. The Company has also developed EndoSheaths for use with certain conventional flexible endoscopes (such as ENT endoscopes) currently sold by the Company and other manufacturers.

    The Company believes that its EndoSheath technology offers the following advantages over conventional reusable flexible endoscopes:

    - It represents the only known effective technology designed to eliminate the risk of cross-contamination from prior use of a flexible endoscope.

    - It is designed to substantially reduce the health risks to nurses and other medical personnel resulting from exposure to toxic disinfecting agents used in the cleaning process.

    - It significantly reduces the time and effort involved in the cleaning and disinfection of conventional flexible endoscopes by hospital staff.

    - It will reduce endoscope wear and tear resulting from repeated cleaning and reduces endoscope repair costs, as the air, water, suction and accessory channels that are the source of a majority of repairs have been made part of the disposable EndoSheath.

    - It reduces endoscope "down time" and thereby allows hospitals and clinics to stock a smaller number of flexible endoscopes, since there is little delay before an endoscope is ready for use in the next procedure.

    - It increases the number of patients physicians can examine because of the reduced delay in endoscope processing between procedures.

    During the fiscal year ended March 31, 1998, the Company has also pursued a strategy of exploring diversification toward the development of improved endoscopes and related imaging devices. Included in these exploratory areas have been the following: - The use of advanced CMOS sensors in video endoscopes, in order to reduce their cost and size over traditional CCD sensored video endoscopes. - The use of 3-Dimensional visualization enhancements to improve the perception of endoscopic images for both medical and industrial markets. - The development of a new line of fiberoptic ENT endoscopes.

    These and other areas of exploration have been undertaken with appropriate third-party assistance, where applicable. The goal of these investigations has been to analyze opportunities to further leverage the Company's core competencies in its current markets, while at the same time analyzing new technologies the Company may develop or acquire to enhance its offerings. As of the date of this filing, there are no firm commitments to pursue any of these strategic directions.

PRODUCTS AND PRODUCT DEVELOPMENT PROGRAMS

    The Company's primary products include proprietary flexible endoscopes, EndoSheaths, and related products for a variety of medical applications. In addition, the Company currently manufactures and sells ENT endoscopes, borescopes (endoscope-like devices for industrial applications), and related products.

ENDOSHEATH/ENDOSCOPE SYSTEMS

    The Company has developed a family of proprietary flexible endoscope systems consisting of two main components--proprietary sterile disposable sheaths, known as EndoSheaths and reusable flexible endoscopes incorporating the Company's propriety design. The EndoSheaths and endoscopes included in this system are functional only when used together.

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

ENT ENDOSHEATHS

    The Company has developed EndoSheaths for use with ENT endoscopes. ENT endoscopes do not contain air, water, suction, or accessory channels and, therefore, do not require the Company's proprietary flexible endoscope design in order to be used with an EndoSheath. In addition, because ENT endoscopes do not contain channels, the EndoSheath covers the distal end of the endoscope thus making these EndoSheaths a simpler and less expensive product. The Company received FDA clearance of its 510(k) Pre-market Notification for its first ENT EndoSheath in October 1992 and began commercial shipments of this product in December 1992. In January 1993, the Company received FDA clearance of its 510(k) Pre-market Notification covering four additional disposable EndoSheaths for use with the Company's other ENT endoscope, two ENT endoscopes sold by Pentax Precision Instrument Corporation ("Pentax"), and an ENT endoscope sold by Olympus Optical Co., Ltd. ("Olympus"). The Company began shipping its EndoSheath for use with an endoscope sold by Olympus in March 1993 and began shipments of the three other EndoSheaths during fiscal 1994. In December 1995 the Company received clearance from the FDA to market its own fiberoptic ENT scope, and in December 1996 the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath barrier. Other Products

    Under the Machida name, the Company designs, manufactures and markets flexible borescopes, which are similar in design to endoscopes and are used for inspection and quality-control functions in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Through Machida, the Company was the first to offer a flexible borescope with a grinding attachment that allows users to "blend", or smooth small cracks, in small turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay. The Company also offers a variety of ancillary products for use with flexible endoscopes and borescopes, such as light sources, cameras, adapters, accessories and imaging systems. Sales of these non-medical and ancillary products were approximately $3.6 million, or 45%, of the Company's net sales in fiscal 1998. The Company expects that net sales of these products over the next several years will remain relatively constant and will constitute a continually decreasing percentage of the Company's total business.

SALES AND MARKETING

    The Company expects that the customers for its disposable EndoSheaths, flexible endoscopes and related products will be Gastroenterologists, Colon and Rectal Surgeons, Otolaryngologists, Pulmonologists, Primary Care Physicians, and high-volume users in hospitals, medical clinics, and physicians' offices. As of May 31, 1998, the Company had three marketing employees, and utilized independent sales representatives, distributors and/or dealers in both North America and Europe, and intends to expand this indirect sales force over the next year.

    Although the Company has no specific plans or commitments in this regard, the Company may also license to one or more third parties rights to manufacture and sell reusable flexible endoscopes incorporating the Company's proprietary design features, while retaining the rights to manufacture and sell the EndoSheaths used with these endoscopes.

    The Company sold its ENT endoscopes, disposable ENT EndoSheaths, and related ancillary ENT products through an exclusive five-year distribution agreement, which commenced in March 1994, with the ENT Division of Smith & Nephew, Inc. ("Smith & Nephew"). In March 1998 the Company and Smith & Nephew replaced this agreement with a new agreement expiring in March 1999, and a firm, non-cancelable purchase order for the supply of 200,000 ENT EndoSheaths during fiscal year 1999. The new agreement does not include any provision for the supply of ENT endoscopes to Smith & Nephew by the Company, although the Company expects to supply such endoscopes according to individual orders placed by Smith & Nephew during the fiscal year.

    The Company's borescopes are sold both directly by its Machida subsidiary and through independent sales representatives.

    In the fiscal year ended March 31, 1998, sales to foreign customers accounted for approximately 8% of the Company's annual net sales. The Company currently sells certain models of its borescopes and endoscopes outside of the United States. Although the Company expects to continue to sell such products outside of the United States, the Company expects that the substantial majority of the sales of its new EndoSheaths and proprietary flexible endoscopes will be made to customers within the United States.

    Sales to unaffiliated customers outside of the United States were approximately $675,000, $718,000 and $652,000 for the fiscal years ended March 31, 1996, 1997 and 1998, respectively.

    In the fiscal year ended March 31, 1996, Smith & Nephew accounted for 15% of net sales and Kelly Air Force Base accounted for 10% of net sales. For the fiscal year ended March 31, 1997, Smith & Nephew accounted for 36% of net sales. For the fiscal year ended March 31, 1998, Smith & Nephew accounted for 35% of net sales.

MANUFACTURING AND SUPPLIERS

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

    The Company has entered into a manufacturing agreement, which expires in February 2001, with Applied Fiberoptics of Sturbridge, Massachusetts, to supply a fiberoptic ENT scope. Subsequent to March 31, 1998, the Company entered into negotiations with Applied Fiberoptics to amend the terms of the agreement to allow for each party to design, manufacture and sell its own ENT endoscope.

    The Company's borescopes are assembled using components and sub-assemblies purchased from independent vendors. While most components and sub-assemblies are currently available from more than one supplier, certain critical components are currently purchased only from Machida Endoscope Company, Ltd., an unaffiliated Japanese company. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

    The Company's light sources, camera, adapters, accessories and imaging systems for non-medical applications are generally purchased by the Company from a variety of vendors.

    The Company has negotiated the worldwide, royalty-free exclusive right from a third party to use polymer technology for manufacturing optically clear windows to be included in its EndoSheaths for use with ENT endoscopes. The Company has also negotiated a license to include the same technology in its EndoSheaths for use with intubation endoscopes and bronchoscopes.

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

    The Company and its subsidiaries currently hold 20 U.S. and 18 foreign patents and have 2 U.S. patent applications and 4 foreign patent applications pending, all of which relate to its disposable EndoSheaths and reusable flexible endoscopes. These issued patents will expire on various dates in the years 2005 through 2016. There can be no assurance that the Company's pending patent applications will result in patents being issued or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. In addition, in the event that another party infringes the Company's patent rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success.

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

DATE OF CLEARANCE                                              PRODUCT
---------------------------------------  ----------------------------------------------------
October 1992...........................  EndoSheath/reusable fiberoptic sigmoidoscope system

October 1992...........................  EndoSheath for use with the Company's flexible ENT endoscope

January 1993...........................  Four models of EndoSheaths for use with certain other ENT endoscopes

February 1994..........................  EndoSheath/reusable black and white CCD video sigmoidoscope system

February 1995..........................  EndoSheath/reusable fiberoptic 130 cm length colonoscope system

February 1995..........................  EndoSheath/reusable fiberoptic gastroscope system

December 1995..........................  Fiberoptic ENT scope

July 1996..............................  EndoSheath for use with the Company's reusable fiberoptic ENT endoscope

August 1996............................  Vacuum ENT EndoSheath barrier

November 1996..........................  EndoSheath barrier for use with the Company's fiberoptic sigmoidoscope

December 1996..........................  EndoSheath barrier for use with the Company's fiber/video sigmoidoscopes

December 1996..........................  EndoSheath barrier/reusable fiberoptic bronchoscope system

January 1997...........................  EndoSheath barrier/reusable color video sigmoidoscope system

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

THIRD-PARTY REIMBURSEMENT

    Hospitals, medical clinics and physicians' offices that purchase medical devices such as the Company's EndoSheaths and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid, and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for non-approved indication. The Company believes, based upon its knowledge of third-party reimbursement practices, advice from consultants in this area and four years of selling experience, that third-party reimbursement will be available for most procedures using its disposable EndoSheath/reusable flexible endoscope systems. However, the Company's Sigmoidoscope EndoSheath when used in a physician's office on a Medicare patient has, to date, not received a reimbursement value from the Health Care Financing Administration.

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

PRODUCT LIABILITY AND INSURANCE

    The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 1999. The Company will reevaluate the adequacy of this coverage when and if its sales levels substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

RESEARCH AND DEVELOPMENT

    The Company believes that its future success depends in part upon its ability to develop new products and enhance its existing products. In the past the Company has devoted significant funds and efforts to research and development. In order to lower expenses in the year ended March 31, 1998, the Company reduced its efforts in the development of new products. The Company expects to incur lower costs for research and development in fiscal 1999, compared to amounts incurred in fiscal 1998.

    The Company's research and development efforts in fiscal 1996 focused on the 130 cm length fiberoptic colonoscope and EndoSheath system, the fiberoptic gastroscope and EndoSheath system, the fiberoptic bronchoscope and EndoSheath system, the vacuum ENT EndoSheath, the fiberoptic ENT EndoSheath and the color CCD video sigmoidoscope and EndoSheath system. During fiscal 1997, the research and development efforts focused on the fiberoptic bronchoscope and EndoSheath system, the vacuum ENT EndoSheath, the color CCD video sigmoidoscope and EndoSheath system as well as refinement and cost reduction of existing products. During fiscal 1998, the research and development efforts focused on image-guided surgical applications using third-party surgical navigation technology combined with EndoSheath technology and refinement and cost reduction of existing products. The Company's research and development expenses in fiscal years 1996, 1997, and 1998 were $2,399,000, $2,289,000 and $763,000, respectively. The Company's research and development efforts in fiscal 1999 are expected to be concentrated primarily on continuing enhancements of, and additions to, the fiberoptic sigmoidoscope and EndoSheath system and, subject to the outcome of negotiations with Applied Fiberoptics, the development of a new ENT scope. During fiscal 1999 the Company also expects to expend efforts in areas related to advanced endoscopic imaging technology, including CMOS sensors and 3-Dimensional imaging systems. These efforts will be undertaken primarily through relationships which are currently being developed.

EMPLOYEES

    As of April 30, 1998, the Company had 71 employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

ITEM 2. PROPERTIES

    The Company's principal executive offices and medical research and development facilities currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease which expires in November 2000. The Company's EndoSheath products are manufactured in a 20,000 square foot facility in the same industrial park in Natick under a lease which expires in November 2003. The operations of the Company's Machida subsidiary are located in Orangeburg, New York under a lease for approximately 25,000 square feet which expires in August 2000. As part of its plans to continue to reduce expenses in fiscal 1999, the Company plans to consolidate its operations in Natick into one facility.

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

ITEM 3. LEGAL PROCEEDINGS

    As of March 31, 1998, there were no material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

    Katsumi Oneda, a co-founder of the Company, has been President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since October 1993. He served as Vice-Chairman of the Board of Directors of the Company from May 1992 to October 1993, as Honorary Chairman of the Board of Directors from October 1991 to October 1993, and as Chairman of the Board of Directors from September 1990 to October 1991. From 1979 to December 1990, he was President and Chief Executive

Officer of Pentax Precision Instrument Corporation. Mr. Oneda is a director of several private companies. He has been a director of the Company since 1987.

    Lewis C. Pell, a co-founder of the Company, has been Vice-Chairman of the Board of Directors of the Company since May 1992. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder or co-founder of a number of other privately-held medical device companies, including Biosense, Inc., Influence, Inc., Flexiclave, Inc., iSight, Inc., Vitality Biotechnologies, Inc. Mr. Pell was co-founder and a director of Versaflex Delivery Systems, Inc. and InStent, Inc., which were sold in 1988 and 1996, respectively, to Medtronic, Inc. In 1983, Mr. Pell co-founded American Endoscopy, Inc. and served as a director until it was sold in 1986 to C.R. Bard, Inc. In September 1979, he co-founded Pentax Precision Instrument Corporation and served as Executive Vice President and director until December 1990, when it was sold to Asahi Optical Company.

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

    James A. Tracy joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996, Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. From 1990 to 1994 he was Vice President Finance at Sigma Designs, Inc., a publisher of CAD software. From 1986 to 1990 he was Vice President Finance for Aegis, Inc., a manufacturer of microcircuit packages. Prior to 1986 he worked for other manufacturing companies. Mr. Tracy received a CPA certificate in 1975.

    E. Paul Harhen joined the Company in September 1993 as Manager of Manufacturing Engineering and was elected Vice President of Operations in November 1995. Prior to joining the Company, Mr. Harhen worked from March 1993 until September 1993 as a manufacturing consultant helping companies to find ways to automate production of high volume products. Mr. Harhen held various engineering and operations positions at Johnson & Johnson, a medical products company, from April 1981 until March 1993. Mr. Harhen has resigned from the Company effective May 31, 1998.

    Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    From December 15, 1992 to October 29, 1997, the Company's Common Stock was quoted on the Nasdaq National Market, and since October 30, 1997, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market, or the Nasdaq SmallCap Market, as the case may be, as reported by Nasdaq during the periods indicated.

                             FISCAL YEAR ENDED
                               MARCH 31, 1998                                    HIGH         LOW
----------------------------------------------------------------------------     -----        ---
1st Quarter.................................................................       1 5/8   7/8
2nd Quarter.................................................................      3 9/16   3 1/32
3rd Quarter.................................................................       3 1/8   1 1/8
4th Quarter.................................................................       2 1/8   1 9/32


                             FISCAL YEAR ENDED
                               MARCH 31, 1997                                    HIGH         LOW
----------------------------------------------------------------------------     -----        ---
1st Quarter.................................................................       4 1/8   1 3/4
2nd Quarter.................................................................       3 1/4   1 3/4
3rd Quarter.................................................................       2 1/4   1 3/16
4th Quarter.................................................................       2 1/2   1 1/8

    Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

    As of May 29, 1998, there were 16,650,021 outstanding shares of Common Stock held by 256 stockholders of record, in addition to which there were approximately 2,250 beneficial stockholders.

    The Company has never paid cash dividends on its Common Stock, and the Company does not expect to pay any cash dividends on its Common Stock in the foreseeable future. In accordance with a demand line-of-credit agreement that the Company has with a bank, the Company is prevented from paying cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes on Appendix A to this report.

                                                                               YEAR ENDED MARCH 31
                                                              -----------------------------------------------------
                                                                1994       1995       1996       1997       1998
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net sales...................................................  $   6,828  $   7,702  $   6,222  $   8,330  $   7,998
Gross profit (loss).........................................       (116)       193       (978)       736      1,419
Net loss from operations....................................     (8,670)    (8,727)    (9,736)    (6,453)    (2,902)
Net loss per share..........................................       (.79)      (.83)      (.84)      (.46)      (.17)

Balance Sheet Data:

Cash, cash equivalents and marketable securities............     14,650      6,421      5,866      2,681      2,891
Total assets................................................     21,549     12,837     11,076      6,850      6,172
Total liabilities...........................................      2,400      2,020      2,579      2,461      2,355
Stockholders' equity........................................     19,149     10,817      8,497      4,389      3,817

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    Vision-Sciences, Inc. develops, manufactures and markets unique flexible endoscope products utilizing disposable sheaths which provide the users quick, efficient product turnover while ensuring the patient a contaminant-free product.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

    Net sales for the fiscal year ended March 31, 1998 were $7,998,000, a decrease of $332,000, or 4%, compared to the prior fiscal year. The decrease in net sales was primarily attributable to medical sales decreasing $238,000, or 5%, and industrial sales decreasing $94,000, or 3%, compared to the prior fiscal year ended March 31, 1997.

    The decrease in medical sales resulted primarily from a decline in the sales of scopes of $605,000, or 29%, offset by an increase in the sales of the Company's proprietary EndoSheath-Registered Trademark- product of $319,000, or 15%. The decrease in sales of scopes was due primarily to lower demand for scopes that use the Company's proprietary EndoSheath technology. In addition, the Company had an increase in the sales of certain medical devices of $138,000. The Company does not expect to continue to sell these devices in fiscal 1999, but will concentrate on penetrating the market for EndoSheaths, especially the ENT market. Sales of the Company's ENT sheath increased by $278,000, or 28%, compared to the sales in fiscal 1997, due primarily to the fact that the ENT sheaths are less expensive, and can be utilized on scopes manufactured by other companies. In March 1998 the Company received a firm order for ENT sheaths which will result in a minimum sales increase of $269,000, or 21%, compared to sales in fiscal 1998. The decrease in industrial sales for the fiscal year ended March 31, 1998, compared to the prior fiscal year, resulted primarily from reduced demand from the defense market.

    Gross profit for the fiscal year ended March 31, 1998 increased $683,000, or 93%, to $1,419,000. The increase in gross profit was due primarily to an improved sales mix oriented towards sheaths, which have a higher gross margin than scopes. In addition, the Company incurred significantly lower costs for scrap and manufacturing overhead, and was able to increase its utilization of manufacturing capacity, as compared to the prior fiscal year.

    Selling, general, and administrative expenses for the fiscal year ended March 31, 1998 decreased $1,341,000, or 27%, to $3,559,000, compared to the prior fiscal year and represented 44% of net sales versus 59% in the prior fiscal year. The decrease resulted primarily from sales and marketing expenses decreasing $1,296,000, or 46%, versus the prior fiscal year, primarily due to reduced headcount, and general and administrative expenses decreasing $45,000, or 2%, versus the prior fiscal year, primarily due to lower expenses for business insurance and other costs.

    Research and development expenses for the fiscal year ended March 31, 1998 decreased $1,527,000, or 67%, versus the prior fiscal year and represented 10% of net sales in the current year versus 27% of net sales in the prior fiscal year. These lower expenses were due primarily to reduced headcount and lower spending for new products. In fiscal 1999 the Company plans to continue to reduce spending for research and development for new products, and concentrate on making improvements to its existing products.

    Interest income, net, for the fiscal year ended March 31, 1998 decreased $27,000, or 16%, to $147,000, compared to the prior fiscal year due to lower levels of cash equivalents and marketable securities.

    Other income, net for the fiscal year ended March 31, 1998 increased $86,000, or 95% over the prior fiscal year, primarily due to increased royalty income from new and existing agreements, including an initial license fee of $50,000 received in the three months ended June 30, 1997. The agreement which was the primary source of royalties for fiscal 1997 expired in July 1997. The Company does not expect to derive significant income from royalties in fiscal 1999.

FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

    Net sales for the fiscal year ended March 31, 1997 increased $2,108,000, or 34%, compared to the prior fiscal year. The increase in net sales was primarily attributable to medical sales increasing $2,210,000, or 85%, partially offset by a decrease in industrial sales of $102,000, or 3%, compared to the prior fiscal year ended March 31, 1996.

    The increase in medical sales primarily resulted from the Company being allowed to market the ENT EndoSheath product, which received FDA 510(k) clearance to market during December 1995, throughout the entire fiscal year, together with growing shipments of the sigmoidoscope EndoSheath system during the year. The decrease in industrial sales for the fiscal year ended March 31, 1997, compared to the prior fiscal year, resulted primarily from the fact that non-recurring revenue of $634,000 was recognized during the third quarter of the prior fiscal year upon completion of a government contract.

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

LIQUIDITY AND CAPITAL RESOURCES

    In the fiscal years ended March 31, 1996, 1997 and 1998 the amount of cash used in the Company's operation was $6,953,000, $4,964,000 and $1,624,000, respectively. Cash used in operations during fiscal years 1996, 1997 and 1998 was primarily devoted to manufacturing, marketing and research and development.

    Accounts receivable declined $410,000 in the year ended March 31, 1998, due primarily to improved collections compared to the prior year. Days sales outstanding improved to 44, compared to 79 at March 31, 1997.

    The Company's inventories decreased from $706,000 at March 31, 1997 to $681,000 at March 31, 1998. The decrease was primarily due to reductions of raw materials and finished goods inventories due to increased sales volume of sheaths, appropriate substitutions of raw materials and adjustments to record excess/obsolete inventory.

    The Company currently plans to spend no more than $250,000 on capital purchases in fiscal year 1999. These capital expenditures are expected to relate primarily to manufacturing equipment, tooling, molds and, to a lesser extent, computer equipment and software, leasehold improvements, demonstration equipment, and furniture and fixtures. The Company has no material commitments for capital expenditures. The Company anticipates a negative cash flow during at least the first three quarters of fiscal 1999.

    On December 23, 1997, the Company completed a $2.0 million private equity placement of the Company's common stock with Mr. Katsumi Oneda, Chairman, CEO and President, and Mr. Lewis C. Pell, Vice Chairman. Mr. Oneda and Mr. Pell each purchased 970,874 shares of common stock at a price of $1.03 per share, which represented 80% of the average closing price of the common stock during the five trading days ended December 22, 1997. After this transaction, Mr. Oneda and Mr. Pell beneficially own approximately 26.5% and 25.8%, respectively, of the outstanding shares of common stock of the Company

    At March 31, 1998 the Company's principal sources of liquidity included an aggregation of $2.9 million in cash and cash equivalents and marketable securities. In addition, the company has a demand bank line of credit under which the Company may borrow up to $250,000 in cash, net of any outstanding letters of credit. At March 31, 1998, the Company had acceptances payable totaling $52,000 maturing in April and May 1999. The Company has pledged $250,000 to secure the bank line of credit. The line is subject to renewal in February 2002.

    The Company has incurred losses since its inception, and losses are expected to continue through the fiscal year ending March 31, 1999. The Company has funded the losses principally with the proceeds from public and private equity financings. The Company has reduced its operating losses significantly in the year ended March 31, 1998, compared to the year ended March 31, 1997, and expects the loss in fiscal 1999 will be less than in fiscal 1998. In April 1998 the management implemented plans to further reduce the funds required to operate the business, and believes the Company, as restructured, will not require additional outside funding during fiscal 1999. The plans implemented include a reduction in headcount in April 1998 and consolidating the Natick facility into one building during the first quarter of fiscal 1999. The management expects these plans, along with other cost reductions, will result in annualized savings of over $1,000,000 in fiscal 1999. However, there can be no assurances that additional funding will not be necessary, and management may be required to obtain additional financing or an alternative means of support during fiscal year 1999.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

    Factors that may affect the Company's future operating results include, without limitation, the following:

    The Company has incurred substantial losses since its inception, and there can be no assurance that the Company will achieve a profitable level of operations in the future. The Company anticipates a negative cash flow during at least the first three quarters of fiscal 1999. The Company may be required to obtain additional financing in order to continue to operate as a going concern. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all. Therefore, there is substantial doubt concerning the Company's ability to continue as a going concern.

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

    The Company's products and its manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA's GMP regulations and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, or recalls of products, operating restrictions and criminal prosecutions, and could have a material adverse effect on the Company.

    Certain critical components of the Company's products, such as image bundles and operator control bodies are currently being purchased solely from Asahi Optical Co., Ltd., which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 1999, subject to earlier termination by mutual consent or upon breach or bankruptcy and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. In addition, the Company's borescopes are assembled using components and sub-assemblies purchased from independent vendors. While most components and sub-assemblies are currently available from more than one supplier, certain critical components are currently purchased only from Machida Endoscope Company, Ltd. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

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

    The Company's success depends in part on its ability to maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that the Company's pending patent applications will result in patents being issued or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. There can be no assurance that measures taken by the Company to protect its proprietary information will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. In addition, in the event that another party infringes the Company's patent rights or other proprietary rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success. Moreover, there can be no assurance that claims alleging infringement by the Company of other's proprietary rights will not be brought against the Company in the future or that any such claims will not be successful.

    The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 1999. The Company will reevaluate the adequacy of this coverage when and if its sales levels substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

    The Company is currently in the process of evaluating its information technology infrastructure to assess its exposure to the "Year 2000" computer problem. Based upon its work to date, the Company believes that no critical software systems will be impacted by this situation. Systems currently used by the Company are already "Year 2000" compliant. The Company does not currently have information regarding the "Year 2000" compliance status of its customers or suppliers, and there can be no assurance that that the Company's customers and suppliers will not be adversely affected by the "Year 2000" problem. Nonetheless, the Company believes that the "Year 2000" problem will not have a material impact on the Company's business operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is attached as Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is contained in (1) the table appearing under the heading "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which table is incorporated herein by reference, and (2) Part I hereof under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item appears under the headings "Election of Directors--Director Compensation; Executive Compensation; and Agreements with Senior Executives in the 1998 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 1998 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements.

    1. FINANCIAL STATEMENTS. The following financial statements and schedule of Vision-Sciences, Inc. are included as Appendix A of this Report:

      Consolidated Balance Sheets--March 31, 1997 and 1998.

      Consolidated Statements of Operations--For the years ended March 31, 1996, 1997 and 1998.

      Consolidated Statements of Stockholders' Equity--For the years ended March 31, 1996, 1997, 1998.

      Consolidated Statements of Cash Flows--For the years ended March 31, 1996, 1997, and 1998.

      Notes to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule is included on page S-1.

      Schedule II--Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

    3. EXHIBITS. The exhibits which are filed with this report or which are incorporated herein by reference, are set forth in the Exhibit Index on page E-1.

(b) Reports on Form 8-K.

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VISION-SCIENCES, INC.

                                By:              /s/ KATSUMI ONEDA
                                     -----------------------------------------
                                                   Katsumi Oneda
                                             PRESIDENT, CHIEF EXECUTIVE
                                              OFFICER AND CHAIRMAN OF
                                               THE BOARD OF DIRECTORS

Date: June 16, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                     SIGNATURE                                          TITLE                          DATE
---------------------------------------------------  -------------------------------------------  ---------------

                 /s/ KATSUMI ONEDA                   President, Chief Executive Officer and        June 16, 1998
     ----------------------------------------          Chairman of the Board of Directors
                   Katsumi Oneda                       (Principal Executive Officer

            /s/ GERALD B. LICHTENBERGER              Executive Vice President, Chief Operating     June 16, 1998
     ----------------------------------------          Officer, and Secretary
              Gerald B. Lichtenberger

                /s/ JAMES A. TRACY                   Vice President Finance, Chief Financial and   June 17, 1998
     ----------------------------------------          Accounting Officer (Principal Financial
                  James A. Tracy                       and Accounting Officer

                /s/ KENNETH ANSTEY                   Director                                      June 5, 1998
     ----------------------------------------
                  Kenneth Anstey

                 /s/ LEWIS C. PELL                   Director                                      June 16, 1998
     ----------------------------------------
                   Lewis C. Pell

              /s/ FRED E. SILVERSTEIN                Director                                      June 5, 1998
     ----------------------------------------
                Fred E. Silverstein

                                   APPENDIX A
                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                         Consolidated Financial Statements
                         as of March 31, 1997 and 1998
                         Together with Auditors' Report

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of Independent Public Accountants...................................................................         F-1

Consolidated Balance Sheets................................................................................         F-2

Consolidated Statements of Operations......................................................................         F-3

Consolidated Statements of Stockholders' Equity............................................................         F-4

Consolidated Statements of Cash Flows......................................................................         F-5

Notes to Consolidated Financial Statements.................................................................         F-6

Schedule II--Valuation and Qualifying Accounts.............................................................         S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vision-Sciences, Inc.:

    We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses for the years ended March 31, 1996, 1997 and 1998, and losses are expected to continue at least through 1999. The Company may be required to obtain additional funding or alternative means of financial support in order to continue to operate as a going concern. Given these factors, there is substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts
May 1, 1998 (except for the matter discussed in Note 11, as to which the date is May 9, 1998)

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS--MARCH 31, 1997 AND 1998

                                                                                         1997            1998
                                                                                    --------------  --------------
                                      ASSETS
Current Assets:
  Cash and cash equivalents.......................................................  $    2,681,271  $    1,897,905
  Marketable securities...........................................................        --               993,146
  Accounts receivable, net of allowance for doubtful accounts of $127,000 and
    $117,000 in 1997 and 1998, respectively.......................................       1,849,407       1,439,285
  Inventories.....................................................................         706,342         681,106
  Prepaid expenses and deposits...................................................         150,021          86,722
                                                                                    --------------  --------------
    Total current assets..........................................................       5,387,041       5,098,164
                                                                                    --------------  --------------
Property and Equipment, at cost:
  Machinery and equipment.........................................................       2,684,286       2,765,385
  Furniture and fixtures..........................................................         214,626         215,924
  Leasehold improvements..........................................................         304,563         304,563
                                                                                    --------------  --------------
                                                                                         3,203,475       3,285,872
Less--Accumulated depreciation and amortization...................................       1,949,596       2,399,602
                                                                                    --------------  --------------
                                                                                         1,253,879         886,270
                                                                                    --------------  --------------
Other Assets, net of accumulated amortization of $63,000 and $69,000 in 1997 and
  1998, respectively..............................................................         208,913         187,383
                                                                                    --------------  --------------
    Total assets..................................................................  $    6,849,833  $    6,171,817
                                                                                    --------------  --------------
                                                                                    --------------  --------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Acceptances payable to a bank...................................................  $       46,251  $       52,383
  Accounts payable................................................................         499,142         525,141
  Accrued expenses................................................................       1,878,638       1,777,775
                                                                                    --------------  --------------
    Total current liabilities.....................................................       2,424,031       2,355,299
Deferred Credit (Note 3)..........................................................          36,558        --
Commitments (Note 6)..............................................................
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000 shares Issued and
    outstanding--none.............................................................        --              --
  Common stock, $.01 par value--Authorized--25,000,000 shares Issued and outstanding--14,696,909 shares and 16,643,071 shares at 1997 and 1998,
    respectively..................................................................         146,968         166,430
  Additional paid-in capital......................................................      46,098,212      48,083,992
  Accumulated deficit.............................................................     (41,855,936)    (44,433,904)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................       4,389,244       3,816,518
                                                                                    --------------  --------------
    Total liabilities and stockholders' equity....................................  $    6,849,833  $    6,171,817
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Net Sales............................................................  $   6,222,053  $   8,329,971  $   7,997,838
Cost of Sales........................................................      7,199,994      7,593,485      6,578,721
                                                                       -------------  -------------  -------------
    Gross profit (loss)..............................................       (977,941)       736,486      1,419,117
Selling, General and Administrative Expenses.........................      6,358,795      4,900,380      3,558,688
Research and Development Expenses....................................      2,399,024      2,289,275        762,558
                                                                       -------------  -------------  -------------
    Loss from operations.............................................     (9,735,760)    (6,453,169)    (2,902,129)
Interest Income, net.................................................        309,204        174,602        147,287
Other Income, net....................................................         18,521         90,520        176,874
                                                                       -------------  -------------  -------------
    Net loss.........................................................  $  (9,408,035) $  (6,188,047) $  (2,577,968)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Basic and Diluted Net Loss per Common Share..........................  $        (.84) $        (.46) $        (.17)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Shares Used in Computing Basic and Diluted Net Loss per Common
  Share..............................................................     11,236,094     13,456,323     15,224,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                        COMMON STOCK
                                                  ------------------------   ADDITIONAL                        TOTAL
                                                     NUMBER        $.01        PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                                   OF SHARES    PAR VALUE      CAPITAL        DEFICIT         EQUITY
                                                  ------------  ----------  -------------  --------------  -------------
Balance, March 31, 1995.........................    10,144,891  $  101,448  $  36,975,428  $  (26,259,854) $  10,817,022
  Sale of common stock..........................     2,615,308      26,153      6,473,847        --            6,500,000
  Compensation expense from stock option
    grants......................................       --           --             98,304        --               98,304
  Exercise of stock options and warrants........       212,500       2,125        487,875        --              490,000
  Net loss......................................       --           --           --            (9,408,035)    (9,408,035)
                                                  ------------  ----------  -------------  --------------  -------------
Balance, March 31, 1996.........................    12,972,699     129,726     44,035,454     (35,667,889)     8,497,291
  Sale of common stock..........................     1,684,210      16,842      1,983,158        --            2,000,000
  Exercise of stock options and warrants........        40,000         400         79,600        --               80,000
  Net loss......................................       --           --           --            (6,188,047)    (6,188,047)
                                                  ------------  ----------  -------------  --------------  -------------
Balance, March 31, 1997.........................    14,696,909     146,968     46,098,212     (41,855,936)     4,389,244
  Sale of common stock..........................     1,941,748      19,417      1,980,583        --            2,000,000
  Exercise of stock options and warrants........         4,414          45          5,197        --                5,242
  Net loss......................................       --           --           --            (2,577,968)    (2,577,968)
                                                  ------------  ----------  -------------  --------------  -------------
Balance, March 31, 1998.........................    16,643,071  $  166,430  $  48,083,992  $  (44,433,904) $   3,816,518
                                                  ------------  ----------  -------------  --------------  -------------
                                                  ------------  ----------  -------------  --------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Cash Flows from Operating Activities:
  Net loss...........................................................  $  (9,408,035) $  (6,188,047) $  (2,577,968)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization....................................        573,894        538,801        491,191
    Loss on disposal of property and equipment.......................       --              213,575         75,172
    Compensation expense from stock option grants....................         98,304       --             --
    Amortization of deferred credit..................................        (73,109)       (73,107)       (36,558)
    Changes in current assets and liabilities--
      Accounts receivable............................................       (157,044)      (725,028)       410,122
      Inventories....................................................      1,470,993      1,097,378         25,236
      Prepaid expenses and deposits..................................        (95,396)       135,883         63,299
      Accounts payable...............................................        206,132         81,088         25,999
      Accrued expenses...............................................        572,731        (44,644)      (100,863)
      Accrued restructuring costs....................................       (141,423)      --             --
                                                                       -------------  -------------  -------------
    Net cash used in operating activities............................     (6,952,953)    (4,964,101)    (1,624,370)
                                                                       -------------  -------------  -------------
Cash Flows from Investing Activities:
  Decrease (increase) in marketable securities.......................     (1,235,562)     4,177,322       (993,146)
  Purchase of property and equipment.................................       (512,869)      (235,835)      (192,413)
  Decrease (increase) in other assets................................        (73,792)        16,585         15,189
                                                                       -------------  -------------  -------------
    Net cash provided by (used in) investing activities..............     (1,822,223)     3,958,072     (1,170,370)
                                                                       -------------  -------------  -------------
Cash Flows from Financing Activities:
  Proceeds from (payments of) acceptances payable to a bank..........         (5,208)       (81,351)         6,132
  Proceeds from the sale of common stock.............................      6,500,000      2,000,000      2,000,000
  Proceeds from exercise of stock options and warrants...............        490,000         80,000          5,242
                                                                       -------------  -------------  -------------
    Net cash provided by financing activities........................      6,984,792      1,998,649      2,011,374
                                                                       -------------  -------------  -------------
Net (Decrease) Increase in Cash and Cash Equivalents.................     (1,790,384)       992,620       (783,366)
Cash and Cash Equivalents, beginning of year.........................      3,479,035      1,688,651      2,681,271
                                                                       -------------  -------------  -------------
Cash and Cash Equivalents, end of year...............................  $   1,688,651  $   2,681,271  $   1,897,905
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest.............................  $    --        $    --        $         399
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    Vision-Sciences, Inc. (the "Company") was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories, which provide minimally invasive access to areas not readily visible to the human eye, are used within one industry segment.

    The Company expects to derive a substantial portion of its future revenues from its disposable EndoSheath/reusable endoscope systems. The Company has invested substantial funds in this product's development. The Company has incurred losses for the years ended March 31, 1996, 1997 and 1998, and losses are expected to continue at least through fiscal 1999. In April 1998, management implemented plans to reduce the funds required to manage the business, and believes the Company, as restructured, will not require additional financial support for the fiscal year 1999. However, there can be no assurance that additional funding will not be necessary, and management may be required to obtain additional financing or an alternative means of support during fiscal 1999. The Company is also subject to other risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (FDA) clearance and regulation, and dependence on key personnel.

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

        (B) BASIC AND DILUTED NET LOSS PER COMMON SHARE

           During the year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE.Basic net loss per share is based upon the weighted average number of common shares outstanding. For the years ended March 31, 1996, 1997 and 1998 diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be antidilutive.

        (C) DEPRECIATION AND AMORTIZATION

           The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

                                                                                     ESTIMATED
ASSET CLASSIFICATION                                                                USEFUL LIFE
----------------------------------------------------------------------------------  -----------
Machinery and equipment...........................................................    5 Years
Furniture and fixtures............................................................    5 Years

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

        (D) REVENUE RECOGNITION

           The Company recognizes revenue upon product shipment.

        (E) INVENTORIES

           Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

           The components of inventories are as follows:

                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1997        1998
                                                                        ----------  ----------
Raw materials.........................................................  $  202,833  $  181,125
Work-in-process.......................................................     111,538     178,625
Finished goods........................................................     391,971     321,356
                                                                        ----------  ----------
                                                                        $  706,342  $  681,106
                                                                        ----------  ----------
                                                                        ----------  ----------

           Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

        (F) OTHER ASSETS

           Other assets consist of deposits and patent costs. Patent costs are amortized on a straight-line basis over 17 years. The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying value of the assets. The Company believes that the carrying values of these assets are realizable as of March 31, 1998.

        (G) FOREIGN CURRENCY TRANSACTIONS

           The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. For the three years ended March 31, 1998 these amounts were immaterial and have been charged to operations.

        (H) CASH AND CASH EQUIVALENTS

           The Company classifies investments with original maturities of three months or less, consisting of U.S. Government issues and commercial paper, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        (I) MARKETABLE SECURITIES

           Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities and credit ratings which maintain safety and liquidity.

           The Company has classified its investments in marketable securities as available-for-sale securities, in accordance with SFAS No. 115. Marketable securities as of March 31, 1998 are recorded at market value, which approximates amortized cost.

           As of March 31, 1998, the Company held securities of the U.S. Government or political subdivisions thereof with a weighted average maturity of 58 days.

        (J) RESEARCH AND DEVELOPMENT EXPENSES

           Research and development expenses are charged to operations as incurred.

        (K) CONCENTRATION OF CREDIT RISK

           SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in marketable securities in highly rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see
       Note 8). To reduce risk, the Company routinely assesses the financial strength of its customers and obtains letters of credit or advance payments for most of its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

        (L) DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

           The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS.

           SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and acceptances payable. The estimated fair value of these financial instruments approximates their carrying value at March 31, 1997 and 1998. The estimated fair values have been determined through information obtained from market sources and management estimates.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(2) DEBT

    The Company has a demand line-of-credit agreement with a bank in support of general working capital needs and the issuance of commercial and standby letters of credit. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at March 31, 1998) and are secured by the Company's cash and marketable securities held by the bank. The Company may borrow up to $250,000 (net of any letters of credit) under the line of credit, which is subject to renewal by the bank on February 15, 2002. Under this agreement, the Company is also subject to certain covenants, including the prohibition of paying cash dividends on its common stock. At March 31, 1998, the Company had acceptances payable aggregating $52,383, maturing in April and May 1998.

(3) DEFERRED CREDIT

    In connection with the organization of Machida Incorporated, a wholly owned subsidiary, in 1987, the Company acquired substantially all of the assets subject to related liabilities of Machida America, Inc. The purchase price of $849,000 consisted of $305,000 in cash, $432,000 in notes payable and $112,000 in Cooper Life Science, Inc. common stock (the ultimate parent entity of Machida America, Inc.), owned by the founders of Machida Incorporated. In accordance with Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS (APB 16), the purchase price was allocated based on the estimated fair values of the net assets acquired and liabilities assumed. The fair value of the current assets, net of the liabilities assumed, exceeded the purchase price by $731,000. In accordance with APB 16, this excess was recorded as a deferred credit, which was amortized to operations over its expected benefit period of 10 years. At March 31, 1998, the deferred credit was fully amortized.

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

    The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                                          MARCH 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Net operating loss carryforwards...............................  $  15,050,000  $  16,189,000
Nondeductible reserves.........................................      1,318,000      1,206,000
Research and development credit carryforwards..................        350,000        425,000
Other temporary differences....................................        305,000        304,000
Depreciation...................................................        (31,000)       (95,000)
                                                                 -------------  -------------

                                                                    16,992,000     18,029,000

Less--Valuation allowance......................................     16,992,000     18,029,000
                                                                 -------------  -------------
    Net deferred tax asset.....................................  $    --        $    --
                                                                 -------------  -------------
                                                                 -------------  -------------

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(4) INCOME TAXES (CONTINUED)
    The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

    At March 31, 1998, the Company has operating loss carryforwards available to offset future federal taxable income of approximately $40,500,000. These operating loss carryforwards expire at various dates through 2012 and are subject to review and possible adjustment by the Internal Revenue Service.

    The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.

(5) STOCKHOLDERS' EQUITY

        (A) SALE OF COMMON STOCK

           During fiscal 1997, two of the Company's stockholders/executives invested $2,000,000 in the Company's common stock at a price per share equal to the closing price of the stock on the Nasdaq National Market on December 17, 1996. During fiscal 1998, two of the Company's stockholders/executives invested $2,000,000 in the Company's common stock at a price per share equal to 80% of the average closing price of the stock on the Nasdaq SmallCap Market during the five-day trading period ending on December 22, 1997. The proceeds of the common stock sales were received directly by the Company in exchange for newly issued shares of common stock.

        (B) STOCK OPTION PLANS

           The Company has a stock option plan (the "1990 Plan") under which it may grant key employees and consultants incentive and nonstatutory stock options at the fair value of the stock on the date of grant. Options become exercisable at varying dates ranging up to five years from the date of grant. The Board of Directors has authorized the issuance of options for the purchase of up to 2,375,000 shares of common stock under the 1990 Plan, of which 442,766 shares remain available for future grant.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(5) STOCKHOLDERS' EQUITY (CONTINUED)
           A summary of the 1990 Plan activity is as follows:

                                                                                       WEIGHTED
                                                           NUMBER       EXERCISE        AVERAGE
                                                         OF SHARES    PRICE RANGE    OPTION PRICE
                                                         ----------  --------------  -------------
Outstanding, March 31, 1995............................   1,254,905    $2.00--$7.50    $    5.30
  Granted..............................................     271,397     1.88-- 5.44         2.91
  Exercised............................................    (212,500)    2.00-- 4.00         2.31
  Canceled.............................................    (203,430)    3.00-- 7.25         5.42
                                                         ----------  --------------        -----
Outstanding, March 31, 1996............................   1,110,372    $1.88--$7.50    $    5.27
  Granted..............................................     729,000     1.19-- 3.00         1.38
  Exercised............................................     (40,000)      2.00              2.00
  Canceled.............................................    (296,550)    1.88-- 7.25         5.58
                                                         ----------  --------------        -----
Outstanding, March 31, 1997............................   1,502,822    $1.19--$7.50    $    3.41
  Granted..............................................     843,525     1.13-- 1.25         1.18
  Exercised............................................      (4,414)      1.19              1.19
  Canceled.............................................    (734,511)    1.19-- 7.25         3.85
                                                         ----------  --------------        -----
Outstanding, March 31, 1998............................   1,607,422    $1.13--$7.50    $    2.04
                                                         ----------  --------------        -----
                                                         ----------  --------------        -----
Exercisable, March 31, 1998............................     849,422    $1.19--$7.50    $    2.75
                                                         ----------  --------------        -----
                                                         ----------  --------------        -----

           The following table summarizes information about stock options outstanding and exercisable at March 31, 1998:

                              OUTSTANDING                       EXERCISABLE
                ----------------------------------------  ------------------------
                               WEIGHTED       WEIGHTED                  WEIGHTED
                                AVERAGE        AVERAGE                   AVERAGE
                NUMBER OF      REMAINING      EXERCISE      NUMBER      EXERCISE
EXERCISE PRICE    SHARES     CONTRACT LIFE      PRICE      OF SHARES      PRICE
--------------  ----------  ---------------  -----------  -----------  -----------
$  1.13-- 1.25   1,336,675          8.14      $    1.20      599,925    $    1.21
 1.88               10,000          7.72           1.88       10,000         1.88
   3.00-- 4.00      46,897          6.21           3.33       30,647         3.45
   5.44-- 7.50     213,850          5.93           7.07      208,850         7.10
                ----------           ---          -----   -----------       -----
                 1,607,422          7.79      $    2.04      849,422    $    2.75
                ----------           ---          -----   -----------       -----
                ----------           ---          -----   -----------       -----

    In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elects the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in the years ended March 31, 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(5) STOCKHOLDERS' EQUITY (CONTINUED)
    (b) Stock Option Plans (Continued)

                                                                              MARCH 31,
                                                                         --------------------
                                                                           1997       1998
                                                                         ---------  ---------
Risk-free interest rate................................................       6.18%      6.57%
Expected dividend yield................................................     --         --
Expected lives.........................................................    5 years    5 years
Expected volatility....................................................         52%        64%
Weighted average value of grants.......................................  $    1.38  $     .72
Weighted average remaining contractual life of options outstanding
  (years)..............................................................       7.09       7.79

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

                                                                                MARCH 31,
                                                                           --------------------
                                                                             1997       1998
                                                                           ---------  ---------
Net loss--
  As reported ($000's)...................................................  $  (6,188) $  (2,578)
  Pro forma ($000's).....................................................     (6,302)    (2,815)
Net loss per share--
  As reported............................................................  $    (.46) $    (.17)
  Pro forma..............................................................       (.47)      (.18)

    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    Under the 1990 Plan, there remain 2,051,638 shares of common stock reserved for the exercise of stock options.

    On August 16, 1993, the Company adopted another stock option plan (the "1993 Plan") under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. In the year ended March 31, 1995, options to purchase 20,000 shares at an exercise price of $5.50 per share were granted, and options to purchase 20,000 shares of common stock at an exercise price of $11.625 were canceled. In the year ended March 31, 1998, options to purchase 40,000 and 20,000 shares of common stock at exercise prices of $11.625 and $5.50, respectively, were canceled. Options become exercisable over a four-year period from the date of grant. As of March 31, 1998, options to purchase 20,000 shares of common stock were exercisable under the 1993 Plan. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 1998, 180,000 shares are available for future grant under the 1993 Plan.

(6) COMMITMENTS AND RELATED PARTY TRANSACTIONS

    The Company conducts a portion of its operations in certain facilities leased from a partnership owned in part by certain stockholders. Rental expense charged to operations for these facilities was

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(6) COMMITMENTS AND RELATED PARTY TRANSACTIONS (CONTINUED) approximately $299,000, $204,000 and $186,000 for the years ended March 31, 1996, 1997 and 1998, respectively. In addition, the Company leased a vehicle and other facilities from nonrelated parties under various agreements that expire through November 2003. Rental expense charged to operations under leases from nonrelated parties was approximately $281,000, $283,000 and $283,000 for the years ended March 31, 1996, 1997 and 1998, respectively. Future minimum lease commitments under all operating leases are approximately as follows:

YEAR ENDING MARCH 31,
--------------------------------------------------------------------------------
  1999..........................................................................  $    485,000
  2000..........................................................................       487,000
  2001..........................................................................       309,000
  2002..........................................................................       127,000
  2003..........................................................................       132,000
    Thereafter..................................................................        79,000
                                                                                  ------------
                                                                                  $  1,619,000
                                                                                  ------------
                                                                                  ------------

(7) 401(K) PLAN

    The Company has a 401(k) plan (the Plan) whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, contribute up to a certain percentage of each employee's contribution. During the years ended March 31, 1996, 1997 and 1998, the Company recorded expense of approximately $32,000, $31,000 and $31,000, respectively, relating to the Plan.

(8) EXPORT SALES AND SIGNIFICANT CUSTOMERS

    Sales to unaffiliated customers outside of the United States were approximately $675,000, $718,000 and $652,000 for the fiscal years ended March 31, 1996, 1997 and 1998, respectively.

    For the fiscal year ended March 31, 1996, one customer accounted for 15% of net sales, and another customer accounted for 10% of net sales. For the fiscal years ended March 31, 1997 and 1998, one customer accounted for 36% and 35% of net sales, respectively.

(9) ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
Accrued payroll and related expenses..............................  $    798,477  $    863,542
Accrued other.....................................................     1,080,161       914,233
                                                                    ------------  ------------
                                                                    $  1,878,638  $  1,777,775
                                                                    ------------  ------------

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(10) NEW ACCOUNTING STANDARDS

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ended March 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, which were immaterial and charged to operations for the years ended March 31, 1996, 1997, and 1998.

    In July 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and an interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Unless impractical, companies would be required to restate prior period information upon adoption. The Company does not expect this accounting pronouncement to materially effect its financial statements.

(11) SUBSEQUENT EVENT

    In May 1998 the Company signed a non-binding letter of intent (the "Letter") to acquire 25% of the fully diluted share capital of 3DV Systems Ltd. ("3DV"), an Israeli company that is a wholly-owned subsidiary of RDC Rafael Development Corporation Ltd. ("RDC"), an Israeli company, for $3 million in cash. The Company made a non-refundable advance of $500,000 to 3DV in May 1998. If the Company enters into a binding agreement with 3DV, this advance will be credited against the $3 million purchase price; otherwise it will be forfeited.

    If the Company enters into a binding agreement and acquires the 25% interest in 3DV, the Company will also obtain exclusive worldwide rights to commercially exploit products that incorporate, or use, component parts embodying technology developed by 3DV. In addition, the Company would obtain the right to acquire the remaining 75% of the share capital of 3DV in the future, at the then fair market value, under certain conditions, and 3DV would obtain the right to require the Company to purchase the remaining 75%, under certain conditions. The Company will issue 500,000 shares of Vision-Sciences common stock to RDC upon the execution of a definitive agreement in exchange for the right to purchase the remaining 75% of 3DV and certain other rights.

    In addition, Asahi Optical Co. Ltd. ("Asahi"), a Japanese company, has expressed its intent to invest $5 million in a private placement of the Company's common stock. This investment is contingent upon the Company executing sublicenses with Asahi for certain applications of the 3DV technology and other technology to be developed by an individual with whom the Company would enter into a consulting agreement.

    The proposed transactions discussed above are subject to the execution of definitive agreements, and there can be no assurance that any of such transactions will be consummated on the terms described above, or at all.

                                                                     SCHEDULE II

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                                    BALANCE,   CHARGED TO                 BALANCE,
                                                                   BEGINNING    COSTS AND                  END OF
DESCRIPTION                                                         OF YEAR     EXPENSES    WRITE-OFFS      YEAR
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
Deducted from Assets Accounts:
  Allowance for doubtful accounts--
    Year ended March 31, 1996....................................  $   29,567   $  26,537    $   4,104   $   52,000
    Year ended March 31, 1997....................................      52,000      75,000       --          127,000
    Year ended March 31, 1998....................................     127,000      17,000       27,000      117,000

                                 EXHIBIT INDEX

EXHIBIT                                      DESCRIPTION OF EXHIBIT                                       PAGE
---------  -------------------------------------------------------------------------------------------  ---------

     3.1.(1) Restated Certificate of Incorporation of the Company, as amended to date

     3.2.(2) By-laws, as amended to date

   *10.1.(4) 1990 Stock Option Plan, as amended

   *10.2.(4) 1993 Director Option Plan

    10.3.(2) Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein

   *10.4.(2) Vision-Sciences, Inc. 401(k) Plan, as amended

    10.5.(2) Supply Agreement between Machida Incorporated and Steve Onody dated August 29, 1991

    10.6.(2) Purchase Agreement between Vascu-Care, Inc. and Steve Onody dated August 29, 1991

    10.7.(2) Lease between Paul D. McKeon, Trustee of Six Strathmore Road Trust and V-M Ventures
             Incorporated dated October 24, 1990, as amended by Amendment No. 1 to Lease dated
             September 1, 1990

    10.8.(7) Amendment No. 2 to Lease between Paul D. McKeon, Trustee of Six Strathmore Road Trust and
             Vision-Sciences, Inc.

    10.9.(7) Amendment No. 3 to Lease between Paul D. McKeon, Trustee of Six Strathmore Road Trust and
             Vision-Sciences, Inc.

   10.10.(2) Lease between Machida Incorporated and J&J Associates dated September 1, 1990

   10.11.(7) Renewal to Lease between Machida Incorporated and J&J Associates dated September 1, 1995

   10.12.(2) Lease between Machida Incorporated and South Bay Club Apartments dated July 12, 1991

   10.13.(2) Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Asahi
             Optical Co., Ltd. dated September 28, 1988

   10.14.(3) License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10,
             1993

   10.17.(2) Distributorship Agreement dated January 1, 1991 between Storz Instrument Company and
             Machida Incorporated, as amended

  *10.18.(2) Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for
             employees

   10.19.(2) Supply Agreement between the Company and Asahi Optical Co., Ltd. dated March 16, 1992

   10.20.(2) Royalty Agreement between Vision-Sciences, Inc. and C.R. Bard, Inc. dated December 12, 1989

   10.21.(2) Consulting Agreement between Vision-Sciences, Inc. and Richard Rothstein dated November 1,
             1991

EXHIBIT                                      DESCRIPTION OF EXHIBIT                                       PAGE
---------  -------------------------------------------------------------------------------------------  ---------
   10.22.(2) Agreement, Assumption and Release dated as of September 1, 1992 among Stephen Onody,
             Vascu-Care, Inc., Machida Incorporated and Summit Technologies, Inc.

   10.23.(5) Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc.
             dated April 5, 1994

   10.24.(7) Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc.
             dated April 5, 1995

   10.25.(7) Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc.
             dated February 14, 1996

   10.26.(5) Agreement between Vision-Sciences, Inc. and Smith & Nephew Richards, Inc. dated March 28,
             1994

   10.27.(6) Commercial Loan Agreement (including Security Agreement and Promissory Note) between
             Vision-Sciences, Inc. and The First National Bank of Boston dated January 24, 1995

   10.28.(7) Extension to Commercial Loan Agreement between Vision-Sciences, Inc. and The First National
             Bank of Boston dated November 16, 1995

   10.29.(7) Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences,
             Inc. dated April 23, 1993

    21.1.(1) Subsidiaries of the Company

    23.1.  Consent of Arthur Andersen LLP

     27.1  Financial Data Schedule

------------------------

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