Form 10-Q
period 1998-06-30
VISION SCIENCES INC /DE/
filed 1998-08-14
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-20970

                              VISION-SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3430173
           --------                                    ----------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                  Identification Number)

    9 Strathmore Road, Natick, MA                        01760
    -----------------------------                        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (508) 650-9971

                                      None
                ------------------------------------------------
                        (Former name, former address, and
                former fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                 Yes X       No
                                    ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

   Common Stock, par value of $.01                     16,661,021
   -------------------------------                     ----------
         (Titles of Class)                         (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS


Part I.    Financial Information                                                                               Page
                                                                                                               ----
           Consolidated Balance Sheets............................................................................1

           Consolidated Statements of Operations..................................................................2

           Consolidated Statement of Stockholders' Equity.........................................................3

           Consolidated Statements of Cash Flows..................................................................4

           Notes to Consolidated Financial Statements.........................................................5 - 8

           Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................................................9 - 11

Part II.   Other Information.....................................................................................12

           Signature.............................................................................................13


                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                 June 30,        March 31,
                                                                                   1998            1998
                                                                               ------------     -----------
                                                     ASSETS                                      (audited)
                                                     ------
Current Assets:
     Cash and cash equivalents ............................................   $  2,460,880    $  1,897,905
     Marketable securities ................................................           --           993,146
     Accounts receivable, net of allowance for doubtful
         accounts of $121,000 and $117,000, respectively ..................      1,223,167       1,439,285
     Inventories ..........................................................        712,971         681,106
     Prepaid expenses and deposits ........................................         83,794          86,722
                                                                              ------------    ------------
         Total current assets .............................................      4,480,812       5,098,164
                                                                              ------------    ------------
Property and Equipment, at cost:
     Machinery and equipment ..............................................      2,765,385       2,765,385
     Furniture and fixtures ...............................................        217,461         215,924
     Leasehold improvements ...............................................        304,563         304,563
                                                                              ------------    ------------
                                                                                 3,287,409       3,285,872
     Less-Accumulated depreciation and amortization .......................      2,501,055       2,399,602
                                                                              ------------    ------------
                                                                                   786,354         886,270
                                                                              ------------    ------------
Other Assets, net of accumulated amortization of $71,000
     and $69,000, respectively ............................................        679,725         187,383
                                                                              ------------    ------------
         Total assets .....................................................   $  5,946,891    $  6,171,817
                                                                              ------------    ------------
                                                                              ------------    ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
Current Liabilities:
     Acceptances payable to a bank ........................................   $     10,053    $     52,383
     Accounts payable .....................................................        750,068         525,141
     Accrued expenses .....................................................      1,742,899       1,777,775
                                                                              ------------    ------------
         Total current liabilities ........................................      2,503,020       2,355,299
                                                                              ------------    ------------
Stockholders' Equity:
     Common stock, $.01 par value--
         Authorized--25,000,000 shares
         Issued and outstanding--16,661,021 shares at June
         30, 1998 and 16,643,071 shares at March 31, 1998..................        166,610         166,430
     Additional paid-in capital ...........................................     48,105,128      48,083,992
     Accumulated deficit ..................................................    (44,827,867)    (44,433,904)
                                                                              ------------    ------------
         Total stockholders' equity .......................................      3,443,871       3,816,518
                                                                              ------------    ------------
         Total liabilities and stockholders' equity .......................   $  5,946,891    $  6,171,817
                                                                              ------------    ------------
                                                                              ------------    ------------


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                           1998             1997
                                                      ------------     ------------

Net sales .........................................   $  1,876,735    $  1,864,468
Cost of sales .....................................      1,564,922       1,505,215
                                                      ------------     ------------
     Gross profit .................................        311,813         359,253
Selling, general and administrative expenses ......        689,962         861,109
Research and development expenses .................         52,528         257,925
                                                      ------------     ------------
     Loss from operations .........................       (430,677)       (759,781)
Interest income ...................................         35,481          36,707
Other income ......................................          1,233         111,815
                                                      ------------     ------------

     Net loss .....................................   $   (393,963)   $   (611,259)
                                                      ------------     ------------
                                                      ------------     ------------
Basic and diluted net loss per common share .......   $      (0.02)   $      (0.04)
                                                      ------------     ------------
                                                      ------------     ------------
Shares used in computing basic and diluted net loss
   per common share ...............................     16,648,525      14,696,909
                                                      ------------     ------------
                                                      ------------     ------------




          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





                                      Common  Stock
                              ------------------------------
                                                                     Additional                            Total
                                                      $.01            Paid-in-        Accumulated       Stockholders'
                              Number of Shares     Par Value          Capital            Deficit            Equity
                              ----------------     ---------         ----------       ------------      -------------


Balance, March 31, 1998,
(audited)                        16,643,071      $    166,430      $ 48,083,992      $(44,433,904)      $  3,816,518

Exercise of stock options            17,950               180            21,136                               21,316
Net loss                               --                --                --            (393,963)          (393,963)
                                 ----------      ------------      ------------      ------------       ------------
Balance, June 30, 1998           16,661,021      $    166,610      $ 48,105,128      $(44,827,867)      $  3,443,871
                                 ----------      ------------      ------------      ------------       ------------
                                 ----------      ------------      ------------      ------------       ------------


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                                             1998            1997
                                                                                       ------------      ------------
Cash flows from operating activities:
      Net loss ..................................................................      $  (393,963)      $  (611,259)
     Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization ...........................................          103,038           122,798
        Loss on disposal of property and equipment ..............................             --              13,928
        Amortization of deferred credit .........................................             --             (18,276)
        Changes in assets and liabilities:
           Accounts receivable ..................................................          216,118           600,994
           Inventories ..........................................................          (31,865)           28,635
           Prepaid expenses and deposits ........................................            2,928            37,011
           Accounts payable .....................................................          224,927           157,231
           Accrued expenses .....................................................          (34,876)          (66,571)
                                                                                       ------------      ------------
              Net cash provided by operating activities .........................           86,307           264,491
                                                                                       ------------      ------------
Cash flows provided by (used for) investing activities:
      Decrease in marketable securities .........................................          993,146              --
      Purchase of property and equipment ........................................           (1,537)           (3,689)
      Increase in other assets ..................................................         (493,927)             (548)
                                                                                       ------------      ------------
             Net cash provided by (used for) investing activities ...............          497,682            (4,237)
                                                                                       ------------      ------------

Cash flows provided by (used for) financing activities:
      Net proceeds from (payments of) acceptances payable to a bank .............          (42,330)              770
      Proceeds from exercise of stock options ...................................           21,316              --
                                                                                       ------------      ------------
             Net cash provided by (used for) financing activities ...............          (21,014)              770
                                                                                       ------------      ------------

Net increase in cash and cash equivalents .......................................          562,975           261,024
Cash and cash equivalents, beginning of period ..................................        1,897,905         2,681,271
                                                                                       ------------      ------------
Cash and cash equivalents, end of period ........................................      $ 2,460,880       $ 2,942,295
                                                                                       ------------      ------------
                                                                                       ------------      ------------








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

     c. Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:


                                                           June 30,     March 31,
                                                             1998          1998
                                                           --------     ----------
                                                                         (audited)

          Raw materials ..............................     $182,961      $181,125
          Work-in-process ............................      173,508       178,625
          Finished goods .............................      356,502       321,356
                                                           --------      --------
                                                           $712,971      $681,106
                                                           --------      --------
                                                           --------      --------


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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


2.   Summary of Significant Accounting Policies (Continued)


     d. Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:


                                                                        Estimated
           Asset Classification                                        Useful Life
           --------------------                                        -----------
         Machinery and Equipment...................................      5 Years
         Furniture and Fixtures....................................      5 Years


          Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

     e. Basic and diluted net loss per common share: Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding. Shares of common stock issuable pursuant to stock options and warrants have not been considered, as their effect would be antidilutive.

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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


3.   Subsequent Event

     In August 1998 the Company signed an Investment Agreement (the "Agreement") to acquire 25% of the fully diluted share capital of 3DV Systems Ltd. ("3DV"), an Israeli company that is a wholly-owned subsidiary of RDC Rafael Development Corporation Ltd. ("RDC"), an Israeli company, for $3 million in cash. As part of this investment, the Company made a non-refundable advance of $500,000 to 3DV in May 1998, which is included in Other Assets on the Company's balance sheet at June 30, 1998. This advance will be credited against the $3 million purchase price. In addition, the Company has the right to acquire an additional 60% of the share capital of 3DV in the future, at the then fair market value, under certain conditions, and RDC has the right to require the Company to purchase up to the remaining 75%, including 15% which would be owned by employees of 3DV, under certain conditions. In addition, the Agreement requires the Company to issue 500,000 shares of common stock to RDC in exchange for the right to purchase the additional 60% of 3DV and certain other rights. The payment of the remaining $2.5 million and the issuance of the 500,000 shares of common stock is expected to occur at the closing of the transaction, scheduled for August 17, 1998.

     In August 1998 the Company signed a License and Manufacturing Agreement (the "L&M Agreement") with 3DV giving the Company exclusive worldwide rights to commercially exploit products in certain fields of use that incorporate, or use, component parts embodying technology developed by 3DV. The L&M Agreement allows the Company to sublicense certain rights under the L&M Agreement to approved assigns. Asahi Optical Co. Ltd., ("Asahi"), a Japanese company, is defined as the sole approved assign.

     In August 1998 the Company executed a Memorandum of Understanding (the "MOU") with Imagineering, Ltd. to acquire exclusive rights to research to be performed in association with certain innovations (the "Innovations") that improve the performance of CMOS-based Image Sensors. The MOU grants the Company exclusive rights to any resulting patent applications and patent rights that result from such research. A consultant to Imagineering, Ltd. will perform the research, and the Company plans to grant the consultant a nonstatutory stock option for 1,000,000 shares of the Company's common stock, which shall vest 100% upon the delivery of the Innovations. In addition, the Company plans to fund the cost of the research by Imagineering, Ltd., initially for a period of one year.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


3.   Subsequent Event (Continued)

     In August 1998 the Company also executed a License Agreement (the "License") with Asahi granting Asahi exclusive rights, as an approved assign under the L&M Agreement, to certain technology in certain fields and allowing Asahi to acquire from the Company and 3DV certain products having application in those fields. In addition, the License granted Asahi a worldwide, perpetual, royalty-free license to patentable and non-patentable technology relating to the utilization or application of CMOS-based Image Sensors, as researched or developed by the Company. Notwithstanding that license, the Company has reserved the right to use the technology licensed to Asahi in products bearing the Company's own trademarks within certain fields of use. The Company has received a letter of intent from Asahi indicating Asahi will pay the Company $5 million at the scheduled closing on August 17, 1998 in exchange for new shares of the Company's common stock and the rights associated with the License discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three months ended June 30, 1998 increased $12,267, or 0.7%, compared to the prior year three-month period. Sales of medical products decreased by $112,695, or 10%, while sales of industrial products increased by $124,962, or 16%, compared to the prior year three-month period. Sales of endoscopes declined $139,000 while sales of the Company's disposable EndoSheath(R) products increased by $32,000. The decline in sales of endoscopes was due primarily to lower sales to the ENT market which resulted from the timing of orders received from the Company's distributor of ENT products, and to manufacturing delays at the Company's major supplier of ENT scopes. Sales of EndoSheaths to the ENT market increased 31%, compared to the same period in fiscal 98, while sales of EndoSheaths to the gastroenterology market declined by 18%. The increase in sales of industrial products was due primarily to increased demand for the Company's products by the defense market.

Gross profit for the three months ended June 30, 1998 decreased to $311,813, or 17% of net sales, from $359,253, or 19% of net sales, for the comparable prior year three-month period. Gross profit improved due to higher selling prices for EndoSheaths, and higher volume of industrial products; however, manufacturing costs increased by $206,000 resulting from the reassignment of certain personnel previously devoted to research and development.

Selling, general and administrative expenses for the three months ended June 30, 1998 decreased $171,000, or 20%, compared to the prior year three-month period, and amounted to 37% of net sales in the current three-month period. For the three-month period ended June 30, 1997, selling, general and administrative expenses amounted to 46% of net sales. The decrease in these expenses was due primarily to reductions in costs for payroll, temporary help and product promotion.

Research and development expenses for the three months ended June 30, 1998 decreased $205,000, or 80%, compared to the prior year three-month period, and amounted to 3% of net sales for the current three-month period. In the three-month period ended June 30, 1997, these expenses amounted to 14% of net sales. The decrease in these expenses was due primarily to reduced headcount resulting from the Company's decision to focus primarily on improvements in its existing products.

Other income for the three months ended June 30, 1998, decreased $111,000 compared to the prior year three-month period due primarily to the expiration on July 1, 1997 of an agreement that was the primary source of royalties for the three-month period ended June 30, 1997. In addition, during the three months ended June 30, 1997 the Company received an initial license fee of $50,000 from a company for the non-exclusive use of certain technology of the Company in the fields of gynecology and urology.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1998, the Company had $2,461,000 in cash and cash equivalents, and working capital of $1,978,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At June 30, 1998, there was approximately $240,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit. The Company's cash and cash equivalents increased $563,000 in total from March 31, 1998, due primarily to the sale of $993,000 of marketable securities. Proceeds from the sale of marketable securities were partially used to make a non-refundable advance of $500,000 to 3DV Systems Ltd., an Israeli company that is wholly-owned by RDC Rafael Development Corporation Ltd., an Israeli company.

The Company's net accounts receivable decreased $216,000 to $1,223,000 at June 30, 1998, from $1,439,000 at March 31, 1998. This decrease was primarily attributable to lower sales in the three months ended June 30, 1998, compared to the three months ended March 31, 1998. During the period ended June 30, 1998, the Company's inventories increased $32,000 to $713,000. The increase was primarily attributable to the higher order rate for industrial products. The Company's capital expenditures during the three months ended June 30, 1998 were approximately $1,500. The Company anticipates that capital expenditures for the fiscal year ending March 31, 1999 will be less than $250,000.

As discussed in Note 3 to the consolidated financial statements, in August 1998 the Company expects to receive $5 million from Asahi in exchange for new shares of the Company's common stock and rights under a license agreement. In August 1998 the Company will make a final payment of $2.5 million to RDC for 25% of the fully diluted share capital of 3DV. The Company has committed to provide working capital to 3DV for the years 1999 and 2000, based upon approved budgets for those years. In addition, the Company has committed to fund research for CMOS-based Image Sensors by Imagineering, Ltd.

The Company has incurred losses since its inception, and losses are expected to continue through the fiscal year ending March 31, 1999. The Company has funded the losses principally with the proceeds from public and private equity financings. In April 1998 management implemented plans to further reduce the funds required to operate its business of manufacturing and selling endoscopes and EndoSheaths, and believes the Company, as restructured, will not require additional outside funding during fiscal 1999 for that business. The plans implemented in the three months ended June 30, 1998 included a reduction in headcount in April and the consolidation of the Natick facility into one building. However, there can be no assurances that additional funding will not be necessary, and management may be required to obtain additional financing or an alternative means of support during fiscal year 1999.

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

          None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Vision-Sciences, Inc.


Date:  August 12, 1998     By:

                           /s/ Dr. Gerald B. Lichtenberger, Ph.D.
                           --------------------------------------
                           Dr. Gerald B. Lichtenberger, Ph.D.
                           Executive Vice President, Chief Operating Officer



                           /s/ James A. Tracy
                           ------------------
                           James A. Tracy
                           Vice President Finance, Chief Financial Officer and Controller
                           (Principal Financial Officer and
                           Principal Accounting Officer)