Form 10-Q
period 1998-09-30
VISION SCIENCES INC /DE/
filed 1998-11-13
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-20970

                              VISION-SCIENCES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       13-3430173
           --------                                       ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                      Identification Number)

      9 Strathmore Road, Natick, MA                         01760
      ------------------------------                        -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (508) 650-9971
                                                      --------------
                                      None
                        (Former name, former address, and
                former fiscal year if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                          Yes  X       No
                             -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.

Common Stock, par value of $.01                            19,211,021
-------------------------------                            ----------
       (Titles of Class)                                (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                 ----
Part I.  Financial Information
           Consolidated Balance Sheets............................................................................3

           Consolidated Statements of Operations..................................................................4

           Consolidated Statement of Stockholders' Equity.........................................................5

           Consolidated Statements of Cash Flows..................................................................6

           Notes to Consolidated Financial Statements..........................................................7-11

           Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................................12-14

           Year 2000 Compliance ..............................................................................15-16

Part II    Other Information .................................................................................17-18

           Signature.............................................................................................19


                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,                 March 31,
                                                                              1998                       1998
                                                                     ---------------------         ------------------
                                                     ASSETS                                             (audited)
Current Assets:
     Cash and cash equivalents..................................             $ 4,625,759            $  1,897,905
     Marketable securities......................................                     -                   993,146
     Accounts receivable, net of allowance for doubtful
         accounts of $121,000 and $117,000, respectively .......               1,182,215               1,439,285
     Inventories................................................                 739,665                 681,106
     Prepaid expenses and deposits..............................                  83,976                  86,722
                                                                          --------------            ------------
         Total current assets...................................               6,631,615               5,098,164
                                                                          --------------            ------------

Property and Equipment, at cost:
     Machinery and equipment....................................               2,764,196               2,765,385
     Furniture and fixtures.....................................                 218,480                 215,924
     Leasehold improvements.....................................                 332,333                 304,563
                                                                          --------------            ------------
                                                                               3,315,009               3,285,872
     Less-Accumulated depreciation and amortization                            2,611,239               2,399,602
                                                                          --------------            ------------
                                                                                 703,770                 886,270
                                                                          --------------            ------------

Equity investment in 3DV Systems, Ltd...........................               3,456,900                       -
Other Assets, net of accumulated amortization of $72,000
     and $69,000, respectively..................................                 173,004                 187,383
                                                                          --------------            ------------
         Total assets...........................................           $  10,965,289            $  6,171,817
                                                                          --------------            ------------
                                                                          --------------            ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acceptances payable to a bank..............................          $       56,327        $         52,383
     Accounts payable...........................................                 810,141                 525,141
     Accrued expenses...........................................               1,567,165               1,777,775
                                                                          --------------            ------------
         Total current liabilities..............................               2,433,633               2,355,299
                                                                          --------------            ------------
Deferred development fee .......................................               1,658,758                       -

Stockholders' Equity:
     Common stock, $.01 par value--
         Authorized--25,000,000 shares
           Issued and outstanding--19,211,021 shares at
         September 30, 1998 and 16,643,071 shares at
         at March 31, 1998......................................                 192,110                 166,430
     Additional paid-in capital.................................              51,829,630              48,083,992
     Accumulated deficit........................................            (45,148,842)            (44,433,904)
                                                                          --------------            ------------
         Total stockholders' equity.............................               6,872,898               3,816,518
                                                                          --------------            ------------
         Total liabilities and stockholders' equity                        $  10,965,289   $           6,171,817
                                                                          --------------            ------------
                                                                          --------------            ------------




          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months                           Six Months Ended
                                                                 Ended
                                                              September 30,                           September 30,
                                                ------------------------------------------    ------------------------------------
                                                     1998                      1997               1998                 1997
                                                --------------            ----------------    ---------------     ----------------
Net sales..................................     $    1,965,061            $    1,822,906      $  3,841,796        $   3,687,374
Cost of sales..............................          1,545,838                 1,551,412         3,110,760            3,056,627
                                                     ---------                 ---------         ---------            ---------
Gross profit...............................            419,223                   271,494           731,036              630,747

Selling, general and
administrative expenses....................           740,668                  1,002,184         1,430,630            1,863,293
Research and development
expenses...................................             51,933                   277,714           104,461              535,639
                                                     ---------                 ---------         ---------            ---------
Loss from operations.......................           (373,378)               (1,008,404)         (804,055)          (1,768,185)

Interest income............................             47,810                    36,581            83,291               73,288
Other income(expense), net.................              4,592                    66,444             5,826              178,258
                                                     ---------                 ---------         ---------            ---------
Net loss...................................   $       (320,976)                $(905,379)        $(714,938)         $(1,516,639)
                                                     ---------                 ---------         ---------            ---------
                                                     ---------                 ---------         ---------            ---------
Basic and diluted net loss
per common share                              $          (0.02)                $   (0.06)        $   (0.04)         $     (0.10)
                                                     ---------                 ---------         ---------            ---------
                                                     ---------                 ---------         ---------            ---------
Shares used in computing basic and diluted
net loss per common share                           17,831,130               14,696,909         17,243,059           14,696,909
                                                     ---------                 ---------         ---------            ---------
                                                     ---------                 ---------         ---------            ---------




          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                             Common Stock
                       --------------------------
                          Number         $.01          Additional                      Total
                        of Shares         Par          Paid-in-      Accumulated    Stockholders'
                                         Value          Capital      Deficit           Equity
Balance, March 31,
1998, (audited)        16,643,071    $    166,430    $ 48,083,992   $(44,433,904)   $  3,816,518

Exercise of stock
options                    67,950             680          80,011                         80,691

Sale of common
stock, net              2,000,000          20,000       2,923,727                      2,943,727

Issuance of common
stock in
connection with
investment in 3DV
Systems, Ltd.             500,000           5,000         741,900                        746,900

Net loss                                                                (714,938)       (714,938)
                       ----------    ------------    ------------   ------------    ------------
Balance, September
30, 1998               19,211,021    $    192,110    $ 51,829,630   $(45,148,842)   $  6,872,898
                       ----------    ------------    ------------   ------------    ------------
                       ----------    ------------    ------------   ------------    ------------



          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended      Six Months Ended
                                                                             September 30, 1998    September 30, 1997
                                                                             ------------------    ------------------
Cash flows from operating activities:
     Net loss .............................................................      $  (714,938)   $(1,516,639)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
       Depreciation and amortization ......................................          214,807        245,596
       Equity in losses of 3DV Systems, Ltd. ..............................          290,000             --
       Loss on disposal of property and equipment .........................               --         27,856
       Amortization of deferred credit ....................................               --        (36,558)
       Changes in assets and liabilities:
         Accounts receivable ..............................................          257,070        881,710
         Inventories ......................................................          (58,559)        42,725
         Prepaid expenses and deposits ....................................            2,746         72,714
         Accounts payable .................................................          285,000        349,452
         Accrued expenses .................................................         (210,610)      (109,932)
         Deferred development fee .........................................        1,658,758             --
                                                                                 -----------    -----------
          Net cash provided by (used for) operating activities ............        1,724,274        (43,076)
                                                                                 -----------    -----------
Cash flows provided by (used for) investing activities
     Decrease in marketable securities ....................................          993,146             --
     Purchase of property and equipment ...................................          (29,137)       (75,731)
     Investment in 25% of equity of 3DV Systems, Ltd. .....................       (3,000,000)            --
     Decrease in other assets .............................................           11,209          3,909
                                                                                 -----------    -----------
           Net cash used for investing activities .........................       (2,024,782)       (71,822)
                                                                                 -----------    -----------
Cash flows provided by (used for) financing activities:
     Proceed from (payments of) acceptances payable to a bank .............            3,944        (19,741)
     Proceeds from the sale of common stock, net ..........................        2,943,727             --
     Exercise of Stock Options ............................................           80,691             --
                                                                                 -----------    -----------
           Net cash provided by (used for) financing activities ...........        3,028,362        (19,741)
                                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents ......................        2,727,854       (134,639)

Cash and cash equivalents, beginning of period ............................        1,897,905      2,681,271
                                                                                 -----------    -----------
Cash and cash equivalents, end of period ..................................      $ 4,625,759   $  2,546,632
                                                                                 -----------    -----------
                                                                                 -----------    -----------

Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock in connection with equity
      investment in 3DV Systems, Ltd. .....................................      $   746,900   $         --
                                                                                 -----------    -----------
                                                                                 -----------    -----------



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

         c. Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:



                                                        September 30          March 31,
                                                           1998                 1998
                                                     ------------------   -----------------
                                                                             (audited)
     Raw materials................................        $ 292,019          $  181,125
     Work-in-process..............................          125,992             178,625
     Finished goods...............................          321,654             321,356
                                                          ---------          ----------
                                                          $ 739,665          $  681,106
                                                          ---------          ----------
                                                          ---------          ----------



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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


2.       Summary of Significant Accounting Policies (Continued)


         d. Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:


                                                                                                   Estimated
                        Asset Classification                                                      Useful Life
                        --------------------                                                      -----------
                      Machinery and Equipment........................................................ 5 Years
                      Furniture and Fixtures......................................................... 5 Years



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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


3. Agreements with 3DV Systems Ltd., Imagineering, Ltd. and Asahi Optical Co., Ltd.

On August 20, 1998, pursuant to an Investment Agreement, dated August 6, 1998 between Vision-Sciences, Inc., (the "Company") and 3DV Systems Ltd., a privately-held Israeli company ("3DV"), (the "Agreement") the Company purchased 338,099 shares of common stock of 3DV (the "Shares"), for a purchase price of $3 million in cash, $500,000 of which the Company had previously advanced to 3DV in May 1998. The Company funded the purchase price from proceeds received from Asahi Optical Co., Ltd., (Asahi Kogaku Kogyo Kabushiki Kaisha), a Japanese corporation ("Asahi"), pursuant to the License Agreement between the Company and Asahi described below. The Shares were previously unissued shares of common stock of 3DV and, after the closing of the transaction, represent 25% of the fully diluted share capital of 3DV. Prior to the investment by the Company, 3DV was a wholly-owned subsidiary of RDC Rafael Development Corporation Ltd. ("RDC"), an Israeli company.

Pursuant to the Agreement, the Company also issued 500,000 shares of its common stock, $.01 par value per share (the "Common Stock"), to RDC in exchange for certain rights. These rights include an option to purchase all of the remaining shares of capital stock of 3DV owned by RDC, which represent 62.85% of the fully-diluted share capital of 3DV, at the then fair market value of such shares. This option is exercisable by the Company during the period May 15, 2000 to November 14, 2000.

In addition, RDC has the right to require the Company to purchase up to the remaining 75% of the fully-diluted share capital of 3DV, including 12.15% that would be owned by employees of 3DV, at the then fair market value of such shares. Two of the Company's directors, Mr. Katsumi Oneda and Mr. Lewis C. Pell, have been appointed to the Board of Directors of 3DV.

The terms of the Agreement were determined on the basis of arms'-length negotiations. Prior to the execution of the Agreement, neither the Company nor any of its affiliates had any material relationship with either 3DV or RDC.

In connection with these transactions with 3DV and RDC, the Company also entered into a License and Manufacturing Agreement (the "L&M Agreement") with 3DV, dated August 6, 1998, pursuant to which the Company obtained exclusive, worldwide, perpetual and royalty-free rights to commercially exploit products in certain fields of use that incorporate, or use, component parts embodying technology developed by 3DV. The L&M Agreement allows the Company to sublicense certain of these rights to approved assigns. Asahi, which manufactures and markets a wide variety of cameras, medical endoscopes and industrial imaging systems worldwide under the brand name Pentax, is the sole approved assign under the L&M Agreement, and the Company has sublicensed certain of its rights under the L&M Agreement to Asahi pursuant to the License Agreement described below.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

3. Agreements with 3DV Systems Ltd., Imagineering, Ltd. and Asahi Optical Co., Ltd. (Continued)

On August 6, 1998, the Company executed a Memorandum of Understanding (the "MOU") with Imagineering, Ltd., ("Imagineering") pursuant to which the Company will acquire exclusive rights to research to be performed in association with certain innovations (the "Innovations") that are designed to improve the performance of CMOS-based Image Sensors. The MOU grants the Company exclusive rights to any resulting patent applications and patent rights that result from such research. A consultant to Imagineering will perform the research, and the Company plans to grant the consultant a nonstatutory stock option for 1,000,000 shares of the Company's Common Stock, which will vest 100% upon the delivery of the Innovations. In addition, the Company will fund the cost of the research by Imagineering, initially for a period of one year. The terms of the MOU were determined on the basis of arms'-length negotiations. Prior to the execution of the MOU, neither the Company nor any of its affiliates had any material relationship with Imagineering.

The Company also executed a License Agreement (the "License") with Asahi, dated August 6, 1998, pursuant to which the Company granted Asahi exclusive rights, as an approved assign under the L&M Agreement, to certain technology in certain fields and to acquire from the Company and 3DV certain products having application in those fields. Notwithstanding the License, the Company has reserved the right to use the technology licensed to Asahi in products bearing the Company's own trademarks within certain fields of use. In addition, the License grants Asahi a worldwide, perpetual, royalty-free license to patentable and non-patentable technology relating to the utilization or application of CMOS-based Image Sensors, as researched or developed by the Company, pursuant to the MOU with Imagineering. Pursuant to the License Agreement, on August 17, 1998, Asahi paid the Company $5 million in cash in exchange for the rights described above and the issuance by the Company to Asahi of 2,000,000 shares of Common Stock. The terms of the License Agreement were determined on the basis of arms'-length negotiations. Prior to the execution of the License Agreement, neither the Company nor any of its affiliates had any material relationship with Asahi.

The Company recorded the value of common stock at $1.4938 per share, the average closing price of the Company's shares on Nasdaq for the ten trading days ended August 20, 1998. The difference between the market value of the Company's common stock and the gross proceeds was recorded as a deferred development fee, representing a prepayment of $2,012,400 by Asahi for future development costs to be funded by the Company. The Company incurred fees of approximately $67,000, $44,000 of which was applied to additional paid-in capital, and $23,000 of which was applied to the deferred development fee.

In the event that the Company fails to comply with the terms of the License, it may be required to repurchase the stock issued to Asahi. Management believes that all events that would require repurchase are within the control of the Company. Therefore, the stock purchased by Asahi has been classified as elements of stockholders' equity.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

3. Agreements with 3DV Systems Ltd., Imagineering, Ltd. and Asahi Optical Co., Ltd. (Continued)

The deferred development fee was initially comprised of $657,000 of expected development costs to be incurred by Imagineering and funded by the Company, and $1,332,000 of expected development costs to be incurred by 3DV and funded by the Company's investment in 3DV. The amount applicable to Imagineering is based upon the MOU, and other costs that the Company expects to incur during the CMOS development. If the costs related to Imagineering are greater than the estimate, the Company will record the excess as charges to its statement of operations. Any losses incurred by 3DV in excess of $1,332,000 will be recorded in the statement of operations of the Company.

In the three months ended September 30, 1998, the Company recorded an initial payment of $40,000 to fund Imagineering and Vision-Sciences, Ltd., and recorded a corresponding reduction in the deferred development fee.

The Company accounts for its investment in 3DV using the equity method of accounting. Due to the fact that the Company has committed to finance the working capital needs of 3DV for the calendar years 1999 and 2000, the Company will absorb 100% of the losses of 3DV, up to the value of the Company's investment in 3DV. For the three months ended September 30, 1998, the Company recognized losses of $290,000, representing 100% of the losses of 3DV from August 20, 1998 through September 30, 1998. The Company recorded this loss by reducing its investment in 3DV and with a corresponding reduction in the deferred development fee.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Future results may vary significantly based upon a number of factors including, but not limited to, risks in market acceptance of new products and services and continuing demand for same, the impact of competitive products and pricing, seasonality, changing economic conditions, the ability of the Company to attain Year 2000 compliance and other risk factors detailed in the Company's most recent annual report and other filings with the Securities and Exchange Commission.

Net sales for the three and six months ended September 30, 1998 increased $142,000 and $154,000, respectively, or 8% and 4%, respectively, versus the comparable prior year three-month and six-month periods. For the three months ended September 30, 1998 sales of medical products increased by $34,000, or by 3%, and sales of industrial products increased by $108,000, or 13%. For the six-month period, sales of medical products decreased by $78,000, or 4%, while sales of industrial products increased by $232,000, or 15%.

Sales of the Company's disposable EndoSheath(R) technology increased $115,000 and $148,000 in the three-month and six-month periods ended September 30, 1998, respectively, compared to the same periods last year. These increases in sales were due primarily to increased demand by the ENT market for the Company's sheaths, which increased by 37% and 34% for the respective three-month and six-month periods. Sales of endoscopes decreased by $66,000 and $206,000 in the same periods, due primarily to lower sales of ENT scopes. These lower sales were due to manufacturing delays at the Company's primary supplier of ENT scopes. In addition, in the three months ended September 30, 1997 the Company recorded non-recurring sales of $52,600 of medical devices to a company in the image-guided surgery market, under an original equipment manufacturing arrangement. Sales of industrial products increased due to higher demand for the Company's products from the defense and airplane maintenance markets.

Gross profit for the three and six months ended September 30, 1998 increased to $419,000, or 21% of net sales, and $731,000, or 19% of net sales, respectively, versus $271,000, or 15% of net sales, and $631,000, or 17% of net sales, for the comparable prior year three-month and six-month periods. The increase in gross profit was due primarily to the increase in sales of disposable EndoSheaths, which have a higher gross profit than endoscopes, and to reduced factory overhead expenses resulting from reductions in staffing.

Selling, general and administrative expenses for the three and six months ended September 30, 1998 decreased $262,000, or 26%, and $433,000, or 23%, respectively, compared to the prior year three-month and six-month periods. Selling, general and administrative expenses amounted to 38% and 37% of net sales, respectively, in the three-month and six-month periods ended September 30, 1998. For the three-month and six-month periods ended September 30, 1997, these expenses amounted to 55% and 51% of net sales, respectively. The decrease in these expenses was primarily attributable to reduced expenses for product promotion and payroll costs. The Company has reduced its efforts to promote sales of scopes for the gastroenterology and pulmonary markets while it concentrates on penetrating the market for ENT products and investing in new technologies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Research and development expenses for the three and six months ended September 30, 1998 decreased $226,000, or 81%, and $431,000, or 80%, respectively, compared to the prior year three-month and six-month periods. These expenses amounted to 3% of net sales for each of the three-month and six- month periods ended September 30, 1998. In each of the three-month and six-month periods ended September 30, 1997, these expenses amounted to 15% of net sales. The decrease in these expenses was due primarily to reduced headcount resulting from the Company's decisions to focus primarily on improvements in its ENT products, and to invest in new technologies in Israel.

Interest income, net, for the three and six months ended September 30, 1998, increased $11,000 and $10,000, respectively, versus the comparable prior year three-month and six-month periods due to higher cash balances. The source of the higher cash balances resulted primarily from the transactions described in Note 3.

Other income (expense), net for the three and six months ended September 30, 1998 decreased $62,000 and $172,000, respectively, compared to the prior year three-month and six-month periods, due primarily to decreased royalty income. The agreement which was the primary source of royalties for the three and six months ended September 30, 1997 expired July 1, 1997.

Liquidity and Capital Resources

As of September 30, 1998, the Company had $4,626,000 in cash and cash equivalents, and working capital of $4,198,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At September 30, 1998, there was approximately $194,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

The Company's cash and cash equivalents increased by $2,728,000 in the six months ended September 30, 1998, due primarily to the receipt of $4.9 million, net, from Asahi, less the Company's investment of $3 million in 3DV, as described in Note 3. In addition, the Company incurred a net cash increase of approximately $800,000 due primarily to the maturity of marketable securities, changes in working capital and other assets and the exercise of stock options, partially offset by operating losses and the purchase of capital equipment.

As discussed in Note 3, the Company recorded a deferred development fee resulting from the purchase by Asahi of 2,000,000 shares of the Company' common stock. The amount of the deferred development fee applicable to Imagineering is based upon the MOU and other costs that the Company expects to incur over approximately a one year period during the CMOS development. These costs include the establishment and maintenance of Vision-Sciences, Ltd., an Israeli corporation formed by the Company in September 1998 to oversee the development of advanced CMOS technology and coordinate activities with 3DV.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Also, as discussed in Note 3, in the three months ended September 30, 1998 the Company recorded an initial payment to Imagineering and equity in 100% of the losses of 3DV. The combined amount of these charges was $330,000, recorded by the Company as reductions of the deferred development fee.

The Company has incurred losses since its inception, and losses are expected to continue through the fiscal year ending March 31, 1999. The Company has funded the losses principally with the proceeds from public and private equity financings. In April 1998 management implemented plans to further reduce the funds required to operate its business of manufacturing and selling endoscopes and EndoSheaths, and believes the Company, as restructured, will not require additional outside funding during fiscal 1999 for that business. In addition, the Company believes that, subsequent to the transaction described in Note 3, it has sufficient capital to fund all of its operations during fiscal 1999. However, due to the commitment by the Company to fund working capital requirements for 3DV in calendar years 1999 and 2000, there can be no assurances that additional funding will not be necessary in the second half of calendar 1999 and in 2000, and management may be required to obtain additional financing or an alternative means of support during fiscal year 2000. Such financing, if required, may not be available on favorable terms, if at all.

                              YEAR 2000 COMPLIANCE

The Company is currently in the process of evaluating its information technology infrastructure to assess its exposure to the "Year 2000" computer problem. The Company has formed a committee of senior management employees, who along with outside consultants, are assessing its readiness, and the Company is in the process of establishing a formal plan to attain compliance. The committee expects to have a formal plan approved by the Company's Board of Directors by December 31, 1998. The areas of concern to the Company include its products, its primary software and hardware system, its telecommunications, its machinery and equipment and the Year 2000 readiness of its primary vendors and customers.

The Company is in the process of testing its products to determine what effect the change in the date from December 31, 1999 to January 1, 2000 will have on their operation. The primary products sold by the Company do not contain embedded microchips, and the Company believes these products do not have any risk of generating inaccurate date output after December 31, 1999.

The major areas of concern are the Company's primary software system and its telecommunications equipment. The vendor of the primary software system that the Company utilizes notified its customers in September 1998 that, although the version of software utilized by the Company was written with code that uses a 100-year calendar beginning with 1979, the vendor cannot guarantee that the version of software utilized by the Company will not generate inaccurate date output after December 31, 1999. Current versions of the vendor's software have been certified Year 2000 compliant by the Information Technology Association of America, and the vendor recommends that its customers upgrade to that version. As part of its yearly maintenance contracts with this vendor, the Company has purchased the upgrades to this software, and plans to install them prior to March 31, 1999. The Company has not changed this software with any proprietary code, and does not anticipate significant problems with the installation.

In order to provide the most efficient operating system for the upgraded software, the Company plans to procure new hardware that will utilize a 32-bit operating system. In addition, the Company plans to upgrade its desktop software to be Year 2000 compliant, and to enable the Company to take better advantage of the features inherent in the upgraded software. Also, its plan requires the Company to upgrade its network to be Year 2000 compliant.

The Company plans to assess its telecommunications systems and machinery and equipment to determine if these systems are currently Year 2000 compliant, and if not, to determine the cost and time required to make them compliant. The Company has not begun this portion of the assessment.

The Company plans to contact the customers and vendors with whom it has a material relationship to determine the readiness of those customers and vendors, and to determine what risks the Company might incur if those customers and vendors do not become Year 2000 compliant in a timely fashion. The Company has not begun this portion of the assessment.

                              YEAR 2000 COMPLIANCE
                                   (Continued)


The Company currently estimates that the cost to attain compliance will not exceed $200,000, and that it will complete the work necessary to be compliant by June 30, 1999. The Company currently estimates that approximately one half of this amount will be spent for capital items, and the other half for items that will be recorded in the Company's statement of operations. Currently, the Company believes it can fund the cost of compliance with its cash balances and, if necessary or advantageous, borrowings. However, due to the lack of a formal approved plan for Year 2000 compliance, there can be no assurance that the cost will not exceed this amount, or that the Company will complete its work by that date.

If the Company does not implement a plan to become Year 2000 compliant, it risks not being able to conduct normal business transactions in a timely manner, including processing orders and invoices and paying vendors. At this time, the Company cannot quantify this risk, and therefore has embarked upon its assessment described above. At this time the Company does not have a contingency plan, but will develop one if the need arises.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On August 20, 1998, the Company issued 500,000 shares of its Common Stock to RDC in exchange for certain rights. In addition, on August 20, 1998, the Company issued 2,000,000 shares of its Common Stock to Asahi for an aggregate purchase price of $2,987,600, which proceeds were used by the Company to make an investment in 3DV. No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or Regulation S promulgated thereunder, as the purchasers were not US persons as defined under Regulation S.


Item 4:  Submission of Matters to a Vote of Security-Holders

(a) The Company held the 1998 Annual General Meeting of Shareholders (the "Annual Meeting") on August 18, 1998. At the Annual Meeting, the following actions were taken:

1. The stockholders elected Lewis C. Pell as a Class I Director, to serve for a three-year term. Holders of 15,805,506 shares of Common Stock voted for Mr. Pell, and 67,720 shares withheld from voting. Katsumi Oneda, Gerald B. Lichtenberger, Ph.D., Fred E. Silverstein, M.D. and Kenneth W. Anstey continued to serve as directors of the Company after the meeting.

2. The stockholders ratified certain amendments to and the continuance of the 1990 Stock Option Plan by a vote of 11,392,956 shares of Common Stock for, 309,226 shares of Common Stock against and 14,633 shares of Common Stock not voting.

3. The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the current fiscal year by a vote of 15,843,156 shares of Common Stock for, 15,970 shares of Common Stock against and 14,100 shares of Common Stock not voting.

Item 5: Other Information

Proposals of stockholders intended to be presented at the Company's 1999 Annual meeting of Stockholders must be received at the Company's principal executive offices not later than March 25, 1999 in order to be included in the Company' proxy statement and form of proxy relating to the 1999 Annual Meeting.

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 Annual Meeting of Stockholders does not notify the Company of such proposal on or prior to June 8, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the Annual Meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

                           PART II - OTHER INFORMATION
                                   (Continued)

Item 6:  Exhibits and Reports on Form 8-K

       (a)     Exhibits

               27.  Financial Data Schedule

       (b)     Reports on Form 8-K

               Current Report on Form 8-K dated August 20, 1998, as filed by the Company on September 4, 1998, pursuant to Item 2 of Form 8-K.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Vision-Sciences, Inc.


Date: November  13, 1998     By:


                             /s/ Gerald B. Lichtenberger
                             ---------------------------
                             Dr. Gerald B. Lichtenberger, Ph. D.
                             Executive Vice President, Chief Operating Officer



                             /s/ James A. Tracy
                             --------------------------
                             James A. Tracy
                             Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)