Form 10-Q
period 1998-12-31
VISION SCIENCES INC /DE/
filed 1999-02-12
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

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

                                                  Yes X No __


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998.

         COMMON STOCK PAR VALUE OF $.01                           19,211,021
         -------------------------------                     ------------------
                 (Title of Class)                             (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS



Part I.    Financial Information                                                                               PAGE
           Consolidated Balance Sheets............................................................................3

           Consolidated Statements of Operations..................................................................4

           Consolidated Statement of Stockholders' Equity.........................................................5

           Consolidated Statements of Cash Flows..................................................................6

           Notes to Consolidated Financial Statements..........................................................7-11

           Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................................12-16


Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K ............................................................17

           Signature.............................................................................................18

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 31,               March 31,
                                                                                 1998                     1998
                                                                          --------------------        --------------
                                                     ASSETS                                             (AUDITED)
Current Assets:
     Cash and cash equivalents..................................            $    3,647,919          $  1,897,905
     Marketable securities.....................................                         --               993,146
     Accounts receivable, net of allowance for doubtful
         accounts of $126,000 and $117,000, respectively........                 1,478,225             1,439,285
     Inventories................................................                   886,071               681,106
     Prepaid expenses and deposits..............................                   134,520                86,722
                                                                            --------------          ------------
         Total current assets...................................                 6,146,735             5,098,164
                                                                            --------------          ------------

Property and Equipment, at cost:
     Machinery and equipment....................................                 2,832,124             2,765,385
     Furniture and fixtures.....................................                   218,528               215,924
     Leasehold improvements.....................................                   332,333               304,563
                                                                            --------------          ------------
                                                                                 3,382,985             3,285,872
     Less-Accumulated depreciation and amortization.............                 2,721,297             2,399,602
                                                                            --------------          ------------
                                                                                   661,688               886,270
                                                                            --------------          ------------

Equity investment in 3DV Systems, Ltd.......................                     2,749,900                    --
Other Assets, net of accumulated amortization of $74,000
     and $69,000, respectively..................................                   166,192               187,383
                                                                            --------------          ------------
         Total assets...........................................            $    9,724,515          $  6,171,817
                                                                            --------------          ------------
                                                                            --------------          ------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acceptances payable to a bank..............................            $       66,915          $     52,383
     Accounts payable...........................................                   823,643               525,141
     Accrued expenses...........................................                 1,592,103             1,777,775
                                                                            --------------          ------------
         Total current liabilities..............................                 2,482,661             2,355,299
                                                                            --------------          ------------

Deferred development fee .......................................                   803,384                    --

Stockholders' Equity:
     Common stock, $.01 par value--
         Authorized--25,000,000 shares
           Issued and outstanding--19,211,021 shares at
         December 31, 1998 and 16,643,071 shares at
         at March 31, 1998......................................                   192,110               166,430
     Additional paid-in capital.................................                51,829,630            48,083,992
     Accumulated deficit........................................               (45,583,270)          (44,433,904)
                                                                            --------------          ------------
         Total stockholders' equity.............................                 6,438,470             3,816,518
                                                                            --------------          ------------
         Total liabilities and stockholders' equity.............            $    9,724,515          $  6,171,817
                                                                            --------------          ------------
                                                                            --------------          ------------

          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended               Nine Months Ended
                                                                          December 31,                    December 31,
                                                                  ----------------------------    ----------------------------
                                                                      1998            1997            1998            1997
                                                                  ------------    ------------    ------------    ------------

Net sales .....................................................   $  1,942,554    $  2,007,583    $  5,784,350    $  5,694,957
Cost of sales .................................................      1,652,325       1,970,531       4,763,085       5,027,158
                                                                  ------------    ------------    ------------    ------------

Gross profit ..................................................        290,229          37,052       1,021,265         667,799

Selling, general and administrative expenses
                                                                       733,593         947,149       2,164,223       2,810,442
Research and development expenses .............................         52,369         126,211         156,830         661,850
                                                                  ------------    ------------    ------------    ------------
Loss from operations ..........................................       (495,733)     (1,036,308)     (1,299,788)     (2,804,493)

Interest income ...............................................         54,845          30,236         138,136         103,524
Interest expense ..............................................                            399                             399
Other income (expense), net ...................................          6,460            --            12,286         178,258
                                                                  ------------    ------------    ------------    ------------

Net loss ......................................................   $   (434,428)   $ (1,006,471)   $ (1,149,366)   $ (2,523,110)
                                                                  ------------    ------------    ------------    ------------
                                                                  ------------    ------------    ------------    ------------

Basic and diluted net loss per common share
                                                                  $      (0.02)   $      (0.07)   $      (0.06)   $      (0.17)
                                                                  ------------    ------------    ------------    ------------
                                                                  ------------    ------------    ------------    ------------

Shares used in computing basic and diluted
net loss per common share .....................................     19,211,021      14,886,863      17,901,432      14,760,457
                                                                  ------------    ------------    ------------    ------------
                                                                  ------------    ------------    ------------    ------------


















          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                           Common Stock
                                      ----------------------
                                                                   Additional                         Total
                                       Number        $.01            Paid-in-      Accumulated     Stockholders'
                                      of Shares    Par Value         Capital         Deficit          Equity
                                      ---------    ---------       ----------      -----------     -------------
Balance, March 31, 1998,
 (audited) ......................     16,643,071   $    166,430    $ 48,083,992    $(44,433,904)   $  3,816,518

Exercise of stock options .......         67,950            680          80,011                          80,691

Sale of common stock, net .......      2,000,000         20,000       2,923,727                       2,943,727

Issuance of common stock in
connection with investment in 3DV
Systems, Ltd. ...................        500,000          5,000         741,900                         746,900

 Net loss .......................                                                    (1,149,366)     (1,149,366)
                                      ----------   ------------    ------------    ------------    ------------

Balance, December 31, 1998 ......     19,211,021   $    192,110    $ 51,829,630    $(45,583,270)   $  6,438,470
                                      ----------   ------------    ------------    ------------    ------------
                                      ----------   ------------    ------------    ------------    ------------













              See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Nine Months Ended            Nine Months Ended
                                                                          December 31, 1998            December 31, 1997
                                                                          -----------------            -----------------
Cash flows from operating activities:
     Net loss........................................................     $   (1,149,366)               $ (2,523,110)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
       Depreciation and amortization.................................            326,450                     372,414
       Equity in losses of 3DV Systems, Ltd..........................            997,000                          --
       Loss on disposal of property and equipment ...................                 --                      58,410
       Amortization of deferred credit...............................                 --                     (36,558)
       Changes in assets and liabilities:
         Accounts receivable.........................................            (38,940)                    596,063
         Inventories.................................................           (204,965)                     95,217
         Prepaid expenses and deposits...............................            (47,798)                     68,954
         Accounts payable............................................            298,502                     344,903
         Accrued expenses............................................           (185,672)                     12,633
         Deferred development fee....................................            803,384                          --
                                                                          --------------                ------------
           Net cash provided by (used for) operating activities......            798,595                  (1,011,074)
                                                                          --------------                ------------
Cash flows provided by (used for) investing activities
     Decrease in marketable securities...............................            993,146                          --
     Purchase of property and equipment..............................            (97,113)                   (133,022)
     Investment in 25% of equity of 3DV Systems, Ltd..................        (3,000,000)                         --
     Decrease in other assets........................................             16,436                       8,249
                                                                          --------------                ------------
           Net cash used for investing activities....................         (2,087,531)                   (124,773)
                                                                          ---------------               ------------

Cash flows provided by financing activities:
     Proceed from acceptances payable to a bank......................             14,532                      23,061
     Proceeds from the sale of common stock, net.....................          2,943,727                   2,000,000
     Exercise of Stock Options.......................................             80,691                          --
                                                                          --------------                ------------
           Net cash provided by financing activities.................          3,038,950                   2,023,061
                                                                          --------------                ------------
Net increase in cash and cash equivalents............................          1,750,014                     887,214
Cash and cash equivalents, beginning of period.......................          1,897,905                   2,681,271
                                                                          --------------                ------------
Cash and cash equivalents, end of period.............................       $  3,647,919                $  3,568,485
                                                                          --------------                ------------
                                                                          --------------                ------------


Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock in connection with equity
investment in 3DV Systems, Ltd...........................................   $    746,900                $         --
                                                                          --------------                ------------
                                                                          --------------                ------------




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

         c. INVENTORIES: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                                                                      December 31,            March 31,
                                                                                          1998                   1998
                                                                                      ------------           ----------
                                                                                                             (audited)
                  Raw materials.................................................        $ 290,835            $  181,125
                  Work-in-process...............................................          113,547               178,625
                  Finished goods................................................          481,689               321,356
                                                                                        ---------             ---------
                                                                                        $ 886,071             $ 681,106
                                                                                        ---------             ---------
                                                                                        ---------             ---------

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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         d. DEPRECIATION AND AMORTIZATION: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

                                                                                                      ESTIMATED
                           ASSET CLASSIFICATION                                                      USEFUL LIFE
                           --------------------                                                      -----------
                      Machinery and Equipment ........................................................ 5 Years
                      Furniture and Fixtures ......................................................... 5 Years


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

In the three months and nine months ended December 31, 1998, the Company recorded payments of $149,000 and $189,000, respectively, to fund Imagineering and Vision-Sciences, Ltd., and recorded a corresponding reduction in the deferred development fee.

The Company accounts for its investment in 3DV using the equity method of accounting. Due to the fact that the Company has committed to finance the working capital needs of 3DV for the calendar years 1999 and 2000, the Company will absorb 100% of the losses of 3DV, up to the value of the Company's investment in 3DV. For the three months and nine months ended December 31, 1998, the Company recognized losses of $707,000 and $997,000, respectively, representing 100% of the losses of 3DV from August 20, 1998 through December 31, 1998. The Company recorded this loss by reducing its investment in 3DV and with a corresponding reduction in the deferred development fee.

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

Net sales for the three months ended December 31, 1998 decreased $65,000, or 3%, compared to the prior year three-month period. During this period sales of medical products increased by $42,000, or 4%, and sales of industrial products decreased by $107,000, or 12%.

In the three months ended December 31, 1998, sales of the Company's disposable EndoSheath(R) technology decreased by $15,000, while sales of endoscopes increased by $67,000. Sales of other medical products decreased $10,000 in the same period. The reduction in sales of sheaths in the third fiscal quarter was due primarily to a decrease of $67,000 in the sales of fiberoptic sigmoidoscope sheaths resulting from a recall of that product line by the Company. The recall was initiated voluntarily by the Company in October 1998 when, after routine testing, the Company discovered the potential for a small quantity of this product to leak during use. The Company had received no complaints from customers suggesting the occurrence of a leak, but undertook the recall to ensure customer and patient safety, and to emphasize its commitment to quality. The recall was classified by the Food and Drug Administration (the "FDA") to be a Class II recall, indicating that the probability of serious adverse health consequences was remote. As a result of the recall and the subsequent requirement to ship replacement sheaths to customers, the Company utilized approximately 36% of its output of fiberoptic sigmoidoscope sheaths to ship approximately 50% of the required replacements to customers. The Company expects to ship the remainder of the replacements in the three months ended March 31, 1999. All costs of the recall were not determinable by December 31, 1998, as the Company was waiting for a review of its procedures by the FDA in order to proceed with inspection and reprocessing of returned sheaths. The Company expects to complete the recall process by March 31, 1999.

Sales of ENT EndoSheaths increased $47,000, or 14%, in the three months ended December 31, 1998, compared to the prior-year period. This sales increase was due primarily to increased demand by the ENT market for the Company's EndoSheaths.

In the three months ended December 31, 1998, sales of endoscopes increased by $67,000, compared to the same period in fiscal 1998. This increase was due primarily to higher sales of ENT endoscopes, which increased by $102,000, or 27%, compared to the three months ended December 31, 1997. This increase was due primarily to the timing of orders for endoscopes received by the Company from its sole distributor, and by the receipt of product by the Company from its sole supplier. After December 31, 1998, the Company has no plans to order endoscopes from this supplier, or to sell that endoscope to any customers. Alternatively, the Company has initiated plans to sell its own ENT endoscope, the ENT-2000, the initial shipments of which occurred in the three months ended December 31, 1998.

By manufacturing and selling its own scope, the Company believes it will gain a cost advantage, and increase the gross profit derived from this product line. The Company has contracted with a number of independent domestic sales representative organizations to sell and promote the product.

Sales of other medical endoscopes declined in the three months ended December 31, 1998, compared to the same period in fiscal 1998. This decline was due primarily to lower demand for the Company's sigmoidoscopes and bronchoscopes. The Company believes this lower demand is due to pressures on health care facilities to contain costs. The Company's sigmoidoscopes and bronchoscopes are unique in that the Company's EndoSheaths are specifically for use with these scopes. The Company believes that, due to the fact that the Company's sheaths are not separately reimbursable items for a Medicare patient under the rules established by the Health Care Financing Administration, health care facilities resist purchasing the scopes when they will not be reimbursed for the cost of the sheaths. The Company believes that third-party reimbursement sufficient to cover the additional cost for the sheath will be available for most procedures using its EndoSheath/reusable flexible endoscope systems, but cannot predict when such approval will occur.

The lower sales of industrial products in the three months ended December 31, 1998, compared to the same period in fiscal 1998 were due primarily to lower demand during this period for the Company's products by the defense and aircraft maintenance markets.

Net sales for the nine months ended December 31, 1998 increased by $89,000, or 2%, compared to the same period in fiscal 1998. During this period sales of medical products decreased by $36,000, or 1%, and sales of industrial products increased by $125,000, or 5%, compared to the same period in fiscal 1998.

Sales of EndoSheaths increased by $135,000, while sales of endoscopes decreased by $138,000. The increase in sales of EndoSheaths was due primarily to increased sales of the Company's ENT sheath, which has increased by 26% for the nine months ended December 31, 1998, compared to the same period in fiscal 1998. The decrease in sales of endoscopes was due primarily to lower demand for ENT scopes, as well as lower demand for sigmoidoscopes and bronchoscopes. In addition, in the three months ended September 30, 1997 the Company recorded non-recurring sales of $52,600 of medical devices to a company in the image-guided surgery market, under an original equipment manufacturing arrangement. Sales of industrial products increased due to higher demand during the three months ended June 30, 1998 for the Company's products from the defense and airplane maintenance markets.

Gross profit for the three and nine months ended December 31, 1998 increased to $290,000, or 15% of net sales, and $1,021,000, or 18% of net sales, respectively, versus $37,000, or 2% of net sales, and $668,000, or 12% of net sales, for the comparable prior year three-month and nine-month periods. The increase in gross profit was due primarily to the increase in sales of disposable EndoSheaths, which have a higher gross profit than endoscopes, and to reduced manufacturing expenses resulting from reductions in staffing.

Selling, general and administrative expenses for each of the three-month and nine-month periods ended December 31, 1998 decreased by 23%, or $214,000 and $646,000, respectively, compared to the prior year three-month and nine-month periods. Selling, general and administrative expenses amounted to 38% and 37% of net sales, respectively, in the three-month and nine-month periods ended December 31, 1998. For the three-month and nine-month periods ended December 31, 1997, these expenses amounted to 47% and 49% of net sales, respectively. The decrease in these expenses was primarily attributable to reduced expenses for product promotion and payroll costs. The Company has reduced its efforts to promote sales of scopes for the gastroenterology and pulmonary markets while it concentrates on penetrating the market for ENT products and investing in new technologies.

Research and development expenses for the three and nine months ended December 31, 1998 decreased $74,000, or 59%, and $505,000, or 76%, respectively, compared to the prior year three-month and nine-month periods. These expenses amounted to 3% of net sales, for each of the three-month and nine- month periods ended
 December 31, 1998. In the three-month and nine-month periods ended December 31, 1997, these expenses amounted to 6% and 12% of net sales, respectively. The decrease in these expenses was due primarily to reduced headcount resulting from the Company's decisions to focus primarily on improvements in its ENT products, and to invest in new technologies in Israel.

Interest income, net, for the three and nine months ended December 31, 1998, increased by $25,000 and $35,000, respectively, compared to the prior year three-month and nine-month periods due to higher cash balances. The source of the higher cash balances resulted primarily from the transactions with 3DV Systems, Ltd., Imagineering, Ltd. and Asahi Optical Company, Ltd., as more fully described in Note 3.

Other income (expense), net for the nine months ended December 31, 1998 decreased $166,000 compared to the prior year nine-month period, due primarily to decreased royalty income. The agreement which was the primary source of royalties for the three and nine months ended December 31, 1997 expired July 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had $3,648,000 in cash and cash equivalents, and working capital of $3,664,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At December 31, 1998, there was approximately $183,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

The Company's cash and cash equivalents increased by $1,750,000 in the nine months ended December 31, 1998, due primarily to the receipt of $4.9 million, net, from Asahi, less the Company's investment of $3 million in 3DV, as described in Note 3. In addition, the Company incurred a net cash decrease of approximately $182,000 due primarily to the maturity of marketable securities, changes in working capital and other assets and the exercise of stock options, partially offset by operating losses, support of research and development efforts in the Company's investments in Israel and the purchase of capital equipment.

Also, in the nine months ended December 31, 1998 the Company recorded payments to Imagineering, losses by Vision-Sciences, Ltd., the company's Israeli subsidiary, and equity in 100% of the losses of 3DV. The combined amount of these charges was $1,186,000, recorded by the Company as reductions of the deferred development fee.

The Company has incurred losses since its inception, and losses are expected to continue at least through the fiscal year ending March 31, 1999. The Company has funded the losses principally with the proceeds from public and private equity financings. In April 1998 management implemented plans to further reduce the funds required to operate its business of manufacturing and selling endoscopes and EndoSheaths, and believes the Company, as restructured, will not require additional outside funding during fiscal 1999 for that business. In addition, the Company believes that, subsequent to the transaction described in Note 3, it has sufficient capital to fund all of its operations during fiscal 1999.

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

                              YEAR 2000 COMPLIANCE

The Company is currently in the process of evaluating and upgrading its information technology infrastructure to address its exposure to the "Year 2000" computer problem. The areas of concern to the Company include its products, its primary software and hardware system, its telecommunications, its machinery and equipment and the Year 2000 readiness of its primary vendors and customers. The Company has established a plan for the attainment of compliance of its primary software system and computer hardware. The Company's Chairman and CEO approved the plan during the three months ended December 31, 1998. In addition, during the three months ended December 31, 1998, the Company initiated a plan to review the telecommunications systems at its offices in Orangeburg, NY and Natick, MA. Additional plans will be formulated to review the Company's manufacturing equipment during the three months ended March 31, 1999.

The Company has completed preliminary tests of its video processor, which is used with its video sigmoidoscope. Results of these preliminary tests indicated that the video processor would process the date change successfully from December 31, 1999 to January 1, 2000. The primary products sold by the Company do not contain embedded microchips, and the Company believes these products do not have any risk of generating inaccurate date output after December 31, 1999.

The major areas of concern are the Company's primary software system and its telecommunications equipment. During the three months ended December 31, 1998, the Company initiated the process to upgrade its primary software system to the version that has been certified Year 2000 compliant by the Information Technology Association of America. The Company expects this process to be completed by March 31, 1999.

In the three months ended December 31, 1998, the Company initiated a process to procure new hardware that will utilize a 32-bit operating system, to upgrade its desktop software to be Year 2000 compliant and to upgrade its network to be Year 2000 compliant. The Company expects this process will be completed by March 31, 1999.

During the three months ended December 31, 1998, the Company initiated a review of its telecommunications systems at its New York and Massachusetts locations. These reviews indicated the telecommunications equipment at both sites is currently Year 2000 compliant.

The Company plans to contact the customers and vendors with whom it has a material relationship to determine the readiness of those customers and vendors, and to determine what risks the Company might incur if those customers and vendors do not become Year 2000 compliant in a timely fashion. The Company has not begun this portion of the assessment, but expects to send questionnaires to significant customers and vendors by March 31, 1999.

                              YEAR 2000 COMPLIANCE
                                   (Continued)


The Company currently estimates that the cost to attain compliance will not exceed $200,000, and that it will complete the work necessary to be compliant by June 30, 1999. As of December 31, 1998 the Company had placed purchase orders for approximately $156,000. The Company currently estimates that approximately one half of this amount will be spent for capital items, and the other half for items that will be recorded in the Company's statement of operations. Currently, the Company believes it can fund the cost of compliance with its cash balances and, if necessary or advantageous, borrowings. However, there can be no assurance that the cost will not exceed this amount, or that the Company will complete its work by that date.

If the Company does not implement a plan to become Year 2000 compliant, it risks not being able to conduct normal business transactions in a timely manner, including processing orders and invoices and paying vendors. At this time, the Company cannot quantify this risk, and therefore has embarked upon its plans described above. At this time the Company does not have a contingency plan, but will develop one if the need arises.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits

                27.  Financial Data Schedule

       (b)      Reports on Form 8-K

         Current Report on Form 8-K/A dated November 3, 1998, as filed by the Company on November 3, 1998, pursuant to Item 7 of Form 8-K, dated August 20, 1998, as filed by the Company on September 4, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Vision-Sciences, Inc.


Date: February 12, 1999             By:


                                    /s/ GERALD B. LICHTENBERGER
                                    ---------------------------
                                    Dr. Gerald B. Lichtenberger, Ph. D.
                                    Vice President of Business Development



                                    /s/ JAMES A. TRACY
                                    ---------------------------
                                    James A. Tracy
                                    Vice President Finance, Chief Financial
                                    Officer and Controller (Principal Financial
                                    Officer and Principal Accounting  Officer)