Form 10-K405
period 1999-03-31
VISION SCIENCES INC /DE/
filed 1999-06-29
CIK 894237

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

 For the Fiscal Year Ended March 31, 1999

                           Commission File No. 0-20970

                              VISION-SCIENCES, INC.

              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                      13-3430173
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              9 STRATHMORE ROAD                                    01760
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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of Common Stock held by non-affiliates of the Registrant as of May 28, 1999 based upon the last sale price of the Common Stock on the
Nasdaq SmallCap Market as reported by Nasdaq:                                    $10,022,419
                                                                                 ----------
Number of shares outstanding of the Registrant's Common Stock as of May 28,
1999                                                                             19,212,021
                                                                                 ----------

    Documents incorporated by reference: Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

    Vision-Sciences, Inc. (the "Company") develops, manufactures and markets products for endoscopy which have infection control advantages over conventional flexible endoscopes. The Company has developed, and is marketing, proprietary flexible endoscope systems designed to eliminate the risk of cross-contamination to patients and health-care professionals which results from the reuse of conventional flexible endoscopes. The Company's systems consist of two main components--a proprietary sterile disposable sheath, known as an EndoSheath-Registered Trademark- System (EndoSheath) and a reusable flexible endoscope incorporating the Company's proprietary design. The EndoSheath is designed to cover all surfaces of the endoscope that come in contact with the patient and contains the air, water, suction and accessory channels that are a part of conventional flexible endoscopes, thus providing a contamination-free instrument and substantially reducing the burdensome cleaning required of conventional flexible endoscopes. The Company has developed a family of disposable EndoSheath/reusable flexible endoscope systems for gastrointestinal endoscopy and began commercial shipments of its first such system, a fiberoptic sigmoidoscope, in April 1993.

    The Company also manufactures and sells disposable EndoSheaths for use with certain conventional flexible endoscopes currently sold by the Company and other manufacturers. In December 1992 the Company began commercial shipments of its first such EndoSheath, for use with one of its nasopharyngo-laryngoscopes ("ENT endoscopes"). In January 1993 the Company received clearance from the U.S. Food and Drug Administration (the "FDA") to market four additional disposable EndoSheaths for use with certain other ENT endoscopes. In February 1994 the Company received clearance from the FDA to market its black and white CCD video sigmoidoscope and EndoSheath system. In February 1995 the Company received clearance from the FDA to market its 130 cm length fiberoptic colonoscope and EndoSheath system and its fiberoptic gastroscope and EndoSheath system. In December 1995 the Company received clearance from the FDA to market its fiberoptic ENT scope. In December 1996 the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath system. In January 1997 the Company received clearance from the FDA to market its color video sigmoidoscope. In April 1999 the Company received clearance from the FDA to market its Slide-On-TM- EndoSheath for use with not only the Company's ENT endoscope, but also for ENT endoscopes of other companies.

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

    GASTROINTESTINAL ENDOSCOPY. The Company estimates that based on industry sources, over 12 million flexible endoscopic procedures involving the screening, diagnosis or treatment of the colon, esophagus, stomach and duodenum were performed in the United States in 1995. Continued growth in such procedures is expected to result from an increase in sigmoidoscopies performed for the purpose of detecting cancer of the descending colon, as well as the increased medical needs associated with an aging population. The American Cancer Society has recommended that every adult over the age of 50 (currently approximately 65 million Americans) receive a screening sigmoidoscopy every three to five years.

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

    ENT ENDOSCOPES. These endoscopes are used for viewing the ears, nose, throat and larynx for diagnostic purposes, such as testing for throat cancer. The Company estimates that based on industry sources, approximately 4 million such procedures were performed in the United States in 1995, generally by otolaryngologists and allergists in hospitals, clinics, and physicians' offices.

    PULMONARY ENDOSCOPES. A bronchoscope and an intubation endoscope are flexible endoscopes used for viewing the trachea, bronchi and lungs for diagnostic and therapeutic purposes, generally by pulmonary specialists and anesthesiologists in a clinic or hospital setting. The Company estimates that based on industry sources, approximately 1 million procedures using flexible bronchoscopes were performed in the United States in 1995. Because pneumonia is common in persons infected with the HIV virus, and because bronchoscopy is often used to make this diagnosis, there has been increased usage of bronchoscopes for this purpose, as well as greater recognition of the need to perform bronchoscopies in a contamination-free manner to protect both the HIV positive patients (who have weakened immune systems) and subsequent patients on whom the bronchoscope is used.

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

    - Drying--Endoscopes and channels should be dried using forced air, flushed with an alcohol solution and dried again, prior to storage.

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

    The cleaning procedures required for endoscopes also subject medical personnel to health risks (such as severe eye, nose and throat irritation, nausea, headaches, asthma and skin rashes) from exposure to toxic disinfecting agents. The Occupational Safety and Health Administration has classified glutaraldehyde, a key ingredient in many endoscope disinfecting agents, as a highly toxic material and requires hospitals, clinics, and physicians' offices to reduce the level of emissions to 0.2 parts per million wherever glutaraldehyde is used. In addition, toxic disinfectants must be disposed of in compliance with applicable environmental laws.

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

COMPANY STRATEGY

    The Company's primary business strategy is to develop, manufacture and market products for endoscopy which have infection-control advantages over conventional flexible endoscopes. To implement this strategy, the Company has developed, and is marketing and selling, proprietary flexible endoscope systems which consist of two main components--a proprietary sterile disposable sheath, known as an EndoSheath, and a reusable flexible endoscope incorporating the Company's proprietary design. In particular, the Company has developed, and is marketing and selling, a family of disposable EndoSheath/ reusable flexible endoscope systems for gastrointestinal endoscopy, ENT endoscopy and pulmonary endoscopy. The Company has also developed, and is marketing and selling, ENT EndoSheaths for use with certain conventional flexible ENT endoscopes currently sold by other manufacturers.

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

    During the fiscal year ended March 31, 1999, the Company has also pursued a strategy of exploring diversification toward the development of improved endoscopes and related imaging devices. Included in these exploratory areas have been the following:

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

ENDOSHEATH/ENDOSCOPE SYSTEMS

    The Company has developed a family of proprietary flexible endoscope systems for gastrointestinal and pulmonary applications consisting of two main components--proprietary sterile disposable sheaths, known as EndoSheaths and reusable flexible endoscopes incorporating the Company's propriety design. The EndoSheaths and endoscopes included in this system are functional only when used together.

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

ENT ENDOSHEATHS

    The Company has developed EndoSheaths for use with ENT endoscopes. ENT endoscopes do not contain air, water, suction, or accessory channels and, therefore, do not require the Company's proprietary flexible endoscope design in order to be used with an EndoSheath. In addition, because ENT endoscopes do not contain channels, the EndoSheath covers the distal end of the endoscope thus making these EndoSheaths a simpler and less expensive product. The Company received FDA clearance of its 510(k) Pre-market Notification for its first ENT EndoSheath in October 1992 and began commercial shipments of this product in December 1992. In January 1993, the Company received FDA clearance of its 510(k) Pre-market Notification covering four additional disposable EndoSheaths for use with the Company's other ENT endoscope, two ENT endoscopes sold by Pentax Precision Instrument Corporation ("Pentax"), and an ENT endoscope sold by Olympus Optical Co., Ltd. ("Olympus"). The Company began shipping its EndoSheath for use with an endoscope sold by Olympus in March 1993 and began shipments of the three other EndoSheaths during fiscal 1994. In December 1995 the Company received clearance from the FDA to market its own fiberoptic ENT scope, and in April 1999 the Company received clearance from the FDA to market its Slide-On ENT EndoSheath barrier for use with the Company's ENT endoscope and with the endoscopes of other manufacturers.

    OTHER PRODUCTS

    Under the Machida name, the Company designs, manufactures and markets flexible borescopes, which are similar in design to endoscopes and are used for inspection and quality-control functions in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Through Machida, the Company was the first to offer a flexible borescope with a grinding attachment that allows users to "blend", or smooth small cracks, in small turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay. The Company also offers a variety of ancillary products for use with flexible endoscopes and borescopes, such as light sources, cameras, adapters, accessories and imaging systems. Sales of these non-medical and ancillary products were approximately $3.6 million, or 48%, of the Company's net sales in fiscal 1999. The Company expects that net sales of these products over the next several years will remain relatively constant and will constitute a continually decreasing percentage of the Company's total business.

SALES AND MARKETING

    The Company expects that the customers for its disposable EndoSheaths, flexible endoscopes and related products will be Gastroenterologists, Colon and Rectal Surgeons, Otolaryngologists, Pulmonologists, Primary Care Physicians, and high-volume users in hospitals, medical clinics, and physicians' offices. As of May 31, 1999, the Company had three marketing employees, and utilized independent sales representatives, distributors and/or dealers in both North America and Europe, and intends to expand this indirect sales force over the next year.

    Although the Company has no specific plans or commitments in this regard, the Company may also license to one or more third parties rights to manufacture and sell reusable flexible endoscopes incorporating the Company's proprietary design features, while retaining the rights to manufacture and sell the EndoSheaths used with these endoscopes.

    The Company sold its ENT endoscopes, disposable ENT EndoSheaths, and related ancillary ENT products through an exclusive five-year distribution agreement, which commenced in March 1994, with the ENT Division of Smith & Nephew, Inc. ("Smith & Nephew"). In March 1998 the Company and Smith & Nephew replaced this agreement with a new agreement that expired in March 1999. That agreement included a firm, non-cancelable purchase order for the supply of 200,000 ENT EndoSheaths during fiscal year 1999. The Company fulfilled that order during fiscal 1999. Effective April 1999, the Company is selling its ENT endoscopes and ENT EndoSheaths through its own channel of independent sales representatives and international distributors. As of May 31, 1999 the Company had signed agreements with 23 independent sales representatives and 11 international distributors. The Company believes selling through its own sales representative and distributor channel will result in improved market penetration resulting in higher sales and gross profit of ENT EndoSheaths in its third and fourth quarters of fiscal 2000. The Company believes sales through this channel will not be higher in its fiscal first and second quarters due primarily to an excess of EndoSheath inventory from Smith & Nephew, and to the time and effort required by management to train the new sales representatives and international distributors. The Company expects to incur higher costs for commissions and sales promotion in fiscal 2000.

    The Company's borescopes are sold both directly by its Machida subsidiary and through independent sales representatives.

    In the fiscal year ended March 31, 1999, sales to foreign customers accounted for approximately 8% of the Company's annual net sales. The Company currently sells certain models of its borescopes and endoscopes outside of the United States. Although the Company expects to continue to sell such products outside of the United States, the Company expects that the substantial majority of the sales of its new EndoSheaths and proprietary flexible endoscopes will be made to customers within the United States.

    Sales to unaffiliated customers outside of the United States were approximately $698,000, $619,000 and $606,000 for the fiscal years ended March 31, 1997, 1998 and 1999, respectively.

    For the fiscal years ended March 31, 1997, 1998 and 1999 Smith & Nephew accounted for 36%, 35% and 35% of net sales, respectively.

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

    The Company assembles its flexible endoscopes designed for use with its EndoSheaths at its Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by the Company. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles and operator control bodies are currently being purchased solely from Asahi, which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 2001, subject to earlier termination by mutual consent or upon breach or bankruptcy and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. To date, the Company has encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for the Company's proprietary flexible endoscopes designed for use with its EndoSheaths. However, there can be no assurance that no difficulties or delays will be experienced in the future as the Company increases its manufacturing operations.

    The Company had entered into a manufacturing agreement, due to expire in February 2001, with Applied Fiberoptics of Sturbridge, Massachusetts, to supply a fiberoptic ENT scope. During the fiscal year ended March 31, 1999, the Company and Applied Fiberoptics amended the terms of the agreement to allow for each party to design, manufacture and sell its own ENT endoscope.

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

    The Company and its subsidiaries currently hold 21 U.S. and 18 foreign patents and have 3 U.S. patent applications and 4 patent applications pending, all of which relate to its disposable EndoSheaths and reusable flexible endoscopes. These issued patents will expire on various dates in the years 2004 through 2017. There can be no assurance that the Company's pending patent applications will result in patents being issued or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. In addition, in the event that another party infringes the Company's patent rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success.

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

    Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes, Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA's Quality System Regulations ("QSR"). Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

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

 DATE OF CLEARANCE                                              PRODUCT
-------------------  ---------------------------------------------------------------------------------------------
October 1992         EndoSheath/reusable fiberoptic sigmoidoscope system
October 1992         EndoSheath for use with the Company's flexible ENT endoscope
January 1993         Four models of EndoSheaths for use with certain other ENT endoscopes
February 1994        EndoSheath/reusable black and white CCD video sigmoidoscope system
February 1995        EndoSheath/reusable fiberoptic 130 cm length colonoscope system
February 1995        EndoSheath/reusable fiberoptic gastroscope system
December 1995        Fiberoptic ENT scope
July 1996            EndoSheath for use with the Company's reusable fiberoptic ENT endoscope
August 1996          Vacuum ENT EndoSheath barrier
November 1996        EndoSheath barrier for use with the Company's fiberoptic sigmoidoscope
December 1996        EndoSheath barrier for use with the Company's fiber/video sigmoidoscopes
December 1996        EndoSheath barrier/reusable fiberoptic bronchoscope system
January 1997         EndoSheath barrier/reusable color video sigmoidoscope system
April 1999           Slide-On EndoSheath for use with the Company's fiberoptic ENT endoscope
April 1999           Four models of Slide-On EndoSheaths for use with certain other ENT endoscopes

    Effective July 1998, the Company's Natick, Massachusetts facility was certified as having established and is maintaining a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, both the Natick and Orangeburg, New York facilities received their EC certificate, indicating they maintain a quality system that conforms to the essential requirements of the Council Directive 93/42/EEC, applying this system at every stage from design to final controls. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's QSR's, which regulate their design, manufacturing, testing, quality control and documentation procedures. The Company is also required to comply with the FDA's labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. The Company's compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA.

    The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with ISO 9001 and the FDA's QSR's and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, or recalls of products, operating restrictions and criminal prosecutions, and could have a material adverse effect on the Company.

THIRD-PARTY REIMBURSEMENT

    Hospitals, medical clinics and physicians' offices that purchase medical devices such as the Company's EndoSheaths and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid, and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. The Company believes, based upon its knowledge of third-party reimbursement practices, advice from consultants in this area and six years of selling experience, that third-party reimbursement will be available for most procedures using its disposable EndoSheath/reusable flexible endoscope systems.

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

PRODUCT LIABILITY AND INSURANCE

    The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2000. The Company will reevaluate the adequacy of this coverage when and if its sales levels substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

RESEARCH AND DEVELOPMENT

    The Company believes that its future success depends in part upon its ability to develop new products and enhance its existing products. In the past the Company has devoted significant funds and efforts to research and development. In order to lower expenses in the year ended March 31, 1998, the Company reduced its efforts in the development of new products. The Company expects to incur costs for research and development in fiscal 2000 comparable to amounts incurred in fiscal 1999.

    The Company's research and development efforts in fiscal 1997 focused on the fiberoptic bronchoscope and EndoSheath system, the vacuum ENT EndoSheath, the color CCD video sigmoidoscope and EndoSheath system as well as refinement and cost reduction of existing products. During fiscal 1998, the research and development efforts focused on image-guided surgical applications using third-party surgical navigation technology combined with EndoSheath technology and refinement and cost reduction of existing products. During fiscal 1999, the research and development efforts focused on the development of a new ENT scope and the Company's Slide-On ENT EndoSheath. The Company's research and development expenses in fiscal years 1997, 1998, and 1999 were $2,289,000, $763,000 and $209,000, respectively. The Company's research and development efforts in fiscal 2000 are expected to be concentrated primarily on continuing enhancements of, and additions to, the fiberoptic sigmoidoscope, the fiberoptic ENT endoscope and its EndoSheath systems. During fiscal 2000 the Company also expects to expend efforts in areas related to advanced endoscopic imaging technology, including CMOS sensors and 3-Dimensional imaging systems. These efforts will be undertaken primarily through relationships with 3DV Systems Ltd. and Imagineering, Ltd., two Israeli corporations with which the Company has agreements.

EMPLOYEES

    As of April 30, 1999, the Company had 79 employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success will depend in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

ITEM 2.   PROPERTIES

    The Company's principal executive offices, manufacturing, sales and medical research and development facilities currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease that expires in November 2003. The operations of the Company's Machida subsidiary are located in Orangeburg, New York under a lease for approximately 25,000 square feet which expires in August 2000. As part of its plans to reduce expenses in fiscal 1999, the Company consolidated its operations in Natick into one facility. As part of that consolidation, the Company paid $105,000 in March 1999 to its landlord as a lease termination fee.

    The Company's currently occupied Natick facilities and the Orangeburg facility are registered with the FDA as medical device manufacturing facilities and are, therefore, subject to the FDA's QSR's regarding manufacturing, testing, quality control and documentation procedures. The Company believes that the physical characteristics and layouts of these facilities are adequate to manufacture its products in compliance with applicable FDA regulations. In addition, the Company's Natick facilities are registered as meeting the requirements of ISO 9001 and EN 46001. The Natick facility is registered as meeting the requirements of Council Directive 93/42/EEC, allowing the Company to sell its medical products in Europe.

ITEM 3.   LEGAL PROCEEDINGS

    As of March 31, 1999, there were no material legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1999.

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

    Lewis C. Pell, a co-founder of the Company, has been Vice-Chairman of the Board of Directors of the Company since May 1992. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder or co-founder of a number of other privately-held medical device companies, including Biosense, Inc., Influence, Inc., Flexiclave, Inc., iSight, Inc., Vitality Biotechnologies, Inc. Mr. Pell was co-founder and a director of Versaflex Delivery Systems, Inc. and INStent, Inc., which were sold in 1988 and 1996, respectively, to Medtronic, Inc. In 1983, Mr. Pell co-founded American Endoscopy, Inc. and served as a director until it was sold in 1986 to C.R. Bard, Inc. In September 1979, he co-founded Pentax Precision Instrument Corporation and served as Executive Vice President and director until December 1990, when it was sold to Asahi Optical Company. Mr. Pell is a director of several private companies.

    Gerald B. Lichtenberger, Ph.D., has served as Vice President, Business Development since December 1998. From January 1997 to December 1998 he served as Executive Vice President, Chief Operating Officer and Secretary of the Company. Prior to joining the Company, Dr. Lichtenberger served since 1990 as President and a Director of iSight, Inc., a developer and manufacturer of digital video cameras and components. Dr. Lichtenberger was Vice President of Strategic Planning and Vice President of Operations of Pentax Precision Instrument Corporation from 1986 until 1990, and was President, Chief Executive Officer and Chairman of the Board of Directors of Systems of the Future, Inc. from 1979 until 1986.

    James A. Tracy joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996 Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. From 1990 to 1994 he was Vice President Finance at Sigma Designs, Inc., a publisher of CAD software. From 1986 to 1990 he was Vice President Finance for Aegis, Inc., a manufacturer of microcircuit packages. Prior to 1986 he worked for other manufacturing companies. Mr. Tracy received a CPA certificate in 1975.

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

FISCAL YEAR ENDED
MARCH 31, 1999                                                                   HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
1st Quarter..................................................................      2 7/8       7/16
2nd Quarter..................................................................          2     1 1/32
3rd Quarter..................................................................     1 7/16        3/4
4th Quarter..................................................................          3      29/32


FISCAL YEAR ENDED
MARCH 31, 1998                                                                   HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
1st Quarter..................................................................      1 5/8        7/8
2nd Quarter..................................................................     3 9/16     3 1/32
3rd Quarter..................................................................      3 1/8      1 1/8
4th Quarter..................................................................      2 1/8     1 9/32

    Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

    As of May 28, 1999, there were 19,212,021 outstanding shares of Common Stock held by 256 stockholders of record, in addition to which there were approximately 1,750 beneficial stockholders.

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

                                                                      YEAR ENDED MARCH 31,
                                                      -----------------------------------------------------
                                                        1995       1996       1997       1998       1999
                                                      ---------  ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...........................................  $   7,702  $   6,222  $   8,330  $   7,998  $   7,476
Gross profit (loss).................................        193       (978)       736      1,419      1,274
Net loss from operations............................     (8,727)    (9,736)    (6,453)    (2,902)    (1,965)
Net loss per share..................................       (.83)      (.84)      (.46)      (.17)      (.12)

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities....      6,421      5,866      2,681      2,891      3,195
Total assets........................................     12,837     11,076      6,850      6,172      7,882
Total liabilities...................................      2,020      2,579      2,461      2,355      2,433
Stockholders' equity................................     10,817      8,497      4,389      3,817      5,450

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    Vision-Sciences, Inc. develops, manufactures and markets unique flexible endoscope products utilizing disposable sheaths which provide the users quick, efficient product turnover while ensuring the patient a contaminant-free product.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 1999 AND 1998

    Net sales for the fiscal year ended March 31, 1999 were $7,476,000, a decrease of $522,000, or 7%, compared to the prior fiscal year. The decrease in net sales was primarily attributable to medical sales decreasing $489,000, or 11%, and industrial sales decreasing $33,000, or 1%, compared to the prior fiscal year ended March 31, 1998.

    The decrease in medical sales resulted primarily from a decline in the sales of scopes of $418,000, or 28%, partially offset by an increase in the sales of the Company's proprietary EndoSheath-Registered Trademark- product of $48,000, or 2%. In addition, sales of $138,000 of certain medical devices in fiscal 1998 did not recur in fiscal 1999. The decrease in sales of scopes was due primarily to the Company's decision to begin selling its own proprietary ENT-2000 scope and cease selling a similar scope the Company had previously purchased from a supplier. The Company made this decision as part of its strategy to improve its penetration of the market for ENT scopes and sheaths. The other part of the strategy is to sell ENT sheaths directly to users utilizing a sales representative network established by the Company, as compared to selling ENT scopes and sheaths through a master distributor. The Company believes this strategy will result in higher sales and gross profit for this line of products. The Company believes it will take time to implement this strategy, primarily due to the efforts required to recruit and train its sales representatives, and to conduct advertising and promotion efforts that will communicate this strategy to current and new customers. This transition period began in the fourth quarter of fiscal 1999, and the Company expects it to continue at least during the first quarter of fiscal year 2000.

    Sales of industrial products in fiscal year 1999 were consistent with sales in fiscal year 1998. Within this segment reduced demand for repair services was offset by increased demand from industrial customers for new borescopes.

    Gross profit for the fiscal year ended March 31, 1999 decreased $146,000, and was 17% of sales, compared to 18% of sales in the prior fiscal year. Gross profit on medical sales increased by $171,000, due primarily to a more profitable mix of sales oriented toward sheaths. Also, the benefits of the Company's reduction of overhead expenses in April 1998 was offset by the non-recurring sales of certain medical devices that occurred in fiscal 1998. The Company expects the gross profit of medical sales to increase in fiscal year 2000 due to the continued shift of sales toward sheaths, and to improved pricing derived from the strategy of selling directly to end users.

    Gross profit on industrial sales decreased by $317,000, due primarily to the mix of sales preventing the same utilization of material inventory as this segment experienced in fiscal 1998.

    Selling, general, and administrative expenses for the fiscal year ended March 31, 1999 decreased $530,000 or 15%, to $3,029,000, compared to the prior fiscal year and represented 41% of net sales versus 45% in the prior fiscal year. The decrease resulted primarily from sales and marketing expenses decreasing $293,000, or 19%, versus the prior fiscal year, primarily due to reduced expenses for payrolls and product promotion. General and administrative expenses decreased by $237,000, or 12%, compared to the prior fiscal year, primarily due to lower expenses for payrolls. In addition, the Company utilized reserves, established in prior years, of approximately $335,000 to record certain non-recurring expenses incurred in the year ended March 31, 1999.

    Research and development expenses for the fiscal year ended March 31, 1999 decreased $553,000, or 73%, versus the prior fiscal year and represented 3% of net sales in the current year versus 10% of net sales in the prior fiscal year. These lower expenses were due primarily to reduced headcount and lower spending for new products. In fiscal 2000 the Company plans to continue spending at approximately the same rate for research and development for new products, and on making improvements to its existing products.

    Interest income, net, for the fiscal year ended March 31, 1999 increased $36,000 or 24%, to $183,000, compared to the prior fiscal year due to higher levels of cash equivalents and marketable securities.

    Other income, net for the fiscal year ended March 31, 1998 decreased $534,000 compared to the prior fiscal year, primarily due to equity in losses of 3DV and decreased royalty income. As explained in Note 4 of Notes to the Consolidated Financial Statements, the Company accounts for its investment in 3DV using the equity method of accounting, absorbing 100% of the losses of that entity. From August 1998 through March 1999, the Company recognized $1,693,000 of losses incurred by 3DV. These losses were partially offset by $1,332,000 of development fees received from Asahi to fund the development costs of 3DV. In fiscal 2000, the Company expects 3DV will incur losses of approximately $2,800,000. Under the agreements signed in August 1998, the Company is required to fund the working capital need of 3DV. The Company is pursuing sources of capital that it expects to need to fund these working capital needs in fiscal year 2000.

    In addition, income from royalty agreements decreased by approximately $171,000 due to the expiration of royalty agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

    In the fiscal years ended March 31, 1997 and 1998 the amount of cash used in the Company's operations was $4,964,000 and $1,624,000, respectively. In the fiscal year ended March 31, 1999 the Company generated $472,000 of cash from operations. Cash used in operations during fiscal years 1997 and 1998 was primarily devoted to manufacturing, marketing and research and development. In fiscal year 1999 cash generated from operations was derived from the payment by Asahi Optical Co., Ltd. for deferred development cost, working capital management and depreciation expense. These inflows were offset by costs for manufacturing, marketing, product development and payments to support the contractual obligations of the Company to Imagineering and support of Vision-Sciences, Ltd., the Company's Israeli subsidiary.

    Accounts receivable declined $350,000 in the year ended March 31, 1999, due primarily to improved collections compared to the prior year. Days sales outstanding at March 31, 1999 was 57, compared to 44 at March 31, 1998. The increase in days sales outstanding is due primarily to slower collection of accounts receivable from a major customer. The Company received payment from this customer in early April 1999.

    The Company's inventories decreased from $681,000 at March 31, 1998 to $634,000 at March 31, 1999. The decrease was primarily due to reductions of finished goods inventories due to increased shipment of sheaths.

    The Company currently plans to spend no more than $250,000 on capital purchases in fiscal year 2000. These capital expenditures are expected to relate primarily to manufacturing equipment, tooling, molds and, to a lesser extent, computer equipment and software, leasehold improvements, demonstration equipment, and furniture and fixtures. The Company has no material commitments for capital expenditures. The Company anticipates a negative cash flow during at least the first three quarters of fiscal 2000.

    At March 31, 1999 the Company's principal sources of liquidity included an aggregation of $3.2 million in cash and cash equivalents and marketable securities. In addition, the Company has a demand bank line of credit under which the Company may borrow up to $250,000 in cash, net of any outstanding letters of credit. At March 31, 1999, the Company had acceptances payable totaling $32,000 maturing in April 1999. The Company has pledged $250,000 to secure the bank line of credit. The line is subject to renewal in February 2002.

    The Company has incurred losses since its inception, and losses are expected to continue through the fiscal year ending March 31, 2000. The Company has funded the losses principally with the proceeds from public and private equity financings. The Company has reduced its operating losses significantly in the year ended March 31, 1999, compared to the year ended March 31, 1998, and expects the operating loss in fiscal 2000 will be less than in fiscal 1999. However, due to the requirement to recognize 100% of the losses of 3DV Systems Ltd., the Company expects that the net loss in fiscal 2000 will exceed the net loss in fiscal 1999.

YEAR 2000 READINESS DISCLOSURE

    The Company has evaluated its information technology infrastructure to address its exposure to the "Year 2000" computer problem. The areas of concern to the Company include its products, its primary software and hardware system, its telecommunications, its machinery and equipment and the Year 2000 readiness of its primary vendors and customers. The Company established a plan that was approved by its Chairman and CEO for the attainment of readiness of its information technology infrastructure.

    The Company has completed preliminary tests of its video processor, which is used with its video sigmoidoscope. Results of these preliminary tests indicated that the video processor would process the date change successfully from December 31, 1999 to January 1, 2000. The primary products sold by the Company do not contain embedded microchips, and the Company believes these products are Year 2000 ready.

    The major areas of concern are the Company's primary software system and its telecommunications equipment. During the year ended March 31, 1999, the Company upgraded its primary software system to the version that has been certified Year 2000 compliant by the Information Technology Association of America.

    During the fiscal year ended March 31, 1999, the Company procured and installed new hardware that utilizes a 32-bit operating system, upgraded its desktop software to be Year 2000 ready and upgraded its network to be Year 2000 ready.

    During the year ended March 31, 1999, the Company reviewed its telecommunications systems at its New York and Massachusetts locations. These reviews indicated the telecommunications equipment at both sites is currently Year 2000 ready.

    The Company is in the process of contacting the customers and vendors with whom it has a material relationship to determine the readiness of those customers and vendors, and to determine what risks the Company might incur if those customers and vendors do not become Year 2000 ready in a timely fashion.

    The Company currently estimates that the cost to attain readiness will not exceed $200,000, and that it will complete the work necessary to be ready by June 30, 1999. For the year ended March 31, 1999, the Company incurred approximately $140,000 in its effort to become Year 2000 ready.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

    Factors that may affect the Company's future operating results include, without limitation, the following:

    The Company has incurred substantial losses since its inception, and there can be no assurance that the Company will achieve a profitable level of operations in the future. The Company anticipates a negative cash flow during at least the first three quarters of fiscal 2000, due primarily to the Company's commitment to fund the working capital requirements of 3DV. The fulfillment of this commitment will most likely require the Company to obtain additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all. Therefore, there is substantial doubt concerning the Company's ability to continue as a going concern.

    There can be no assurance that third-party reimbursement will be available for procedures performed with the Company's products or that the cost of the Company's EndoSheaths would be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. The Company believes that the failure of users of the Company's products to obtain adequate reimbursement from third-party payors has had and is expected to continue to have a materially adverse effect on the Company.

    The Company's products and its manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA's QSR requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, or recalls of products, operating restrictions and criminal prosecutions, and could have a material adverse effect on the Company.

    Certain critical components of the Company's products, such as image bundles and operator control bodies are currently being purchased solely from Asahi Optical Co., Ltd., which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 2001, subject to earlier termination by mutual consent or upon breach or bankruptcy and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. In addition, the Company's borescopes are assembled using components and sub-assemblies purchased from independent vendors. While most components and sub-assemblies are currently available from more than one supplier, certain critical components are currently purchased only from Machida Endoscope Company, Ltd. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

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

    The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2000. The Company will reevaluate the adequacy of this coverage when and if its sales levels substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

    The Company is currently in the process of evaluating its information technology infrastructure to assess its exposure to the "Year 2000" computer problem. The Company is currently in the process of obtaining information regarding the "Year 2000" compliance status of its significant customers and suppliers; however, there can be no assurance that the Company's customers and suppliers will not be adversely affected by the "Year 2000" problem.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company, in the normal course of business, is subject to the risks associated with fluctuations in interest rates and changes in foreign currency exchange rates.

INTEREST AND MARKET RISK

    The Company maintains a portfolio of marketable, primarily fixed income, available-for-sale securities of various issuers, types and maturities. The Company has not used derivative financial instruments in its investment portfolio. The Company attempts to limit its exposure to interest rate and credit risk by placing its investments with high-quality financial institutions and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The fair market value of marketable securities held at March 31, 1999 was $970,608.

FOREIGN CURRENCY EXCHANGE

    The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At March 31, 1999 the Company's liabilities relating to Japanese Yen were approximately $46,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is attached as Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is contained in (1) the table appearing under the heading "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which table is incorporated herein by reference, and (2) Part I hereof under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item appears under the headings "Election of Directors--Director Compensation; Executive Compensation; and Agreements with Senior Executives" in the 1999 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 1999 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements.

1. FINANCIAL STATEMENTS. The following financial statements and schedule of Vision-Sciences, Inc. are included as APPENDIX A of this Report:

    Consolidated Balance Sheets--March 31, 1998 and 1999.

    Consolidated Statements of Operations--For the years ended March 31, 1997, 1998 and 1999.

    Consolidated Statements of Stockholders' Equity--For the years ended March 31, 1997, 1998 and 1999.

    Consolidated Statements of Cash Flows--For the years ended March 31, 1997, 1998 and 1999.

    Notes to Consolidated Financial Statements.

2. FINANCIAL STATEMENTS. The following financial statements and schedule of 3DV Systems Ltd. are included as APPENDIX B of this Report:

    Consolidated Balance Sheets--December 31, 1997 and 1998.

    Consolidated Statements of Operations--For the years ended December 31, 1997, 1998 and from inception.

    Consolidated Statements of Stockholders' Equity--For the years ended December 31, 1997, 1998 and from inception.

    Consolidated Statements of Cash Flows--For the years ended December 31, 1997, 1998 and from inception.

    Notes to Consolidated Financial Statements.

3. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule is included on page S-1.

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

4. EXHIBITS. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

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

Date: June 23, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ KATSUMI ONEDA           Officer and Chairman of
------------------------------    the Board of Directors       June 23, 1999
        Katsumi Oneda             (Principal Executive
                                  Officer)

 /s/ GERALD B. LICHTENBERGER    Vice President, Business
------------------------------    Development and              June 23, 1999
   Gerald B. Lichtenberger        Secretary

                                Vice President Finance,
      /s/ JAMES A. TRACY          Chief Financial and
------------------------------    Accounting Officer           June 16, 1999
        James A. Tracy            (Principal Financial and
                                  Accounting Officer)

      /s/ KENNETH ANSTEY
------------------------------  Director                       June 16, 1999
        Kenneth Anstey

      /s/ LEWIS C. PELL
------------------------------  Director                       June 23, 1999
        Lewis C. Pell

   /s/ FRED E. SILVERSTEIN
------------------------------  Director                       June 18, 1999
     Fred E. Silverstein

                                   APPENDIX A

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF MARCH 31, 1998 AND 1999
                         TOGETHER WITH AUDITORS' REPORT

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

Consolidated Statements of Cash Flows......................................................................         F-5

Notes to Consolidated Financial Statements.................................................................         F-6

Schedule II--Valuation and Qualifying Accounts.............................................................         S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vision-Sciences, Inc.:

    We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    We did not audit the financial statements of 3DV Systems Ltd., the investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in 3DV Systems Ltd. represents 26 percent of total assets and the equity in its net loss represents 17 percent of net loss. The statements of 3DV Systems Ltd. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for 3DV Systems Ltd., is based on the report of the other auditors.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses for the years ended March 31, 1997, 1998 and 1999, and losses are expected to continue at least through 2000. The Company may be required to obtain additional funding or alternative means of financial support in order to continue to operate as a going concern. Given these factors, there is substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
May 19, 1999

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS--MARCH 31, 1998 AND 1999

                                                                                         1998            1999
                                                                                    --------------  --------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.......................................................  $    1,897,905  $    2,224,863
  Marketable securities...........................................................         993,146         970,608
  Accounts receivable, net of allowance for doubtful accounts of $117,000 and
    $130,000 in 1998 and 1999, respectively.......................................       1,439,285       1,089,371
  Inventories.....................................................................         681,106         633,571
  Prepaid expenses and deposits...................................................          86,722          98,692
                                                                                    --------------  --------------
    Total current assets..........................................................       5,098,164       5,017,105
                                                                                    --------------  --------------
Property and Equipment, at cost:
  Machinery and equipment.........................................................       2,765,385       2,741,919
  Furniture and fixtures..........................................................         215,924         199,070
  Motor vehicles..................................................................              --          23,956
  Leasehold improvements..........................................................         304,563         279,642
                                                                                    --------------  --------------
                                                                                         3,285,872       3,244,587

  Less--Accumulated depreciation and amortization.................................       2,399,602       2,561,713
                                                                                    --------------  --------------
                                                                                           886,270         682,874
                                                                                    --------------  --------------
Equity Investment in 3DV Systems Ltd. ............................................              --       2,053,900
Other Assets, net of accumulated amortization of $15,000 and $22,000 in 1998 and
  1999, respectively..............................................................         187,383         128,457
                                                                                    --------------  --------------
    Total assets..................................................................  $    6,171,817  $    7,882,336
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Acceptances payable to a bank...................................................  $       52,383  $       32,333
  Accounts payable................................................................         525,141         452,378
  Accrued expenses................................................................       1,777,775       1,601,977
                                                                                    --------------  --------------
    Total current liabilities.....................................................       2,355,299       2,086,688
                                                                                    --------------  --------------
Deferred Development Fee (Note 3).................................................              --         345,821

Commitments (Note 6)

Stockholders' Equity:
  Preferred stock, $.01 par value--
    Authorized--5,000,000 shares
    Issued and outstanding--none..................................................              --              --
  Common stock, $.01 par value--
    Authorized--25,000,000 shares
    Issued and outstanding--16,643,071 shares and 19,212,021 shares at 1998 and
      1999, respectively..........................................................         166,430         192,119
  Additional paid-in capital......................................................      48,083,992      51,830,808
  Accumulated deficit.............................................................     (44,433,904)    (46,573,100)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................       3,816,518       5,449,827
                                                                                    --------------  --------------
    Total liabilities and stockholders' equity....................................  $    6,171,817  $    7,882,336
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                                           1997           1998           1999
                                                                       -------------  -------------  -------------
Net Sales............................................................  $   8,329,971  $   7,997,838  $   7,475,921
Cost of Sales........................................................      7,593,485      6,578,721      6,202,330
                                                                       -------------  -------------  -------------
  Gross profit.......................................................        736,486      1,419,117      1,273,591
Selling, General and Administrative Expenses.........................      4,900,380      3,558,688      3,028,911
Research and Development Expenses....................................      2,289,275        762,558        209,460
                                                                       -------------  -------------  -------------
  Loss from operations...............................................     (6,453,169)    (2,902,129)    (1,964,780)
Interest Income, net.................................................        174,602        147,287        182,899
Other Income (Expense), net..........................................         90,520        176,874       (357,315)
                                                                       -------------  -------------  -------------
  Net loss...........................................................  $  (6,188,047) $  (2,577,968) $  (2,139,196)
                                                                       -------------  -------------  -------------
Basic and Diluted Net Loss per Common Share..........................  $        (.46) $        (.17) $        (.12)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Shares Used in Computing Basic and Diluted Net Loss per Common
  Share..............................................................     13,456,323     15,224,000     18,224,448
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                 COMMON STOCK
                                           ------------------------   ADDITIONAL                        TOTAL
                                              NUMBER        $.01        PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                            OF SHARES    PAR VALUE      CAPITAL        DEFICIT         EQUITY
                                           ------------  ----------  -------------  --------------  -------------
Balance, March 31, 1996..................    12,972,699  $  129,726  $  44,035,454  $  (35,667,889) $   8,497,291
  Sale of common stock...................     1,684,210      16,842      1,983,158              --      2,000,000
  Exercise of stock options and
    warrants.............................        40,000         400         79,600              --         80,000
  Net loss...............................            --          --             --      (6,188,047)    (6,188,047)
                                           ------------  ----------  -------------  --------------  -------------
Balance, March 31, 1997..................    14,696,909     146,968     46,098,212     (41,855,936)     4,389,244
  Sale of common stock...................     1,941,748      19,417      1,980,583              --      2,000,000
  Exercise of stock options and
    warrants.............................         4,414          45          5,197              --          5,242
  Net loss...............................            --          --             --      (2,577,968)    (2,577,968)
                                           ------------  ----------  -------------  --------------  -------------
Balance, March 31, 1998..................    16,643,071     166,430     48,083,992     (44,433,904)     3,816,518
  Sale of common stock, net..............     2,000,000      20,000      2,923,727              --      2,943,727
  Issuance of common stock in connection
    with investment in 3DV Systems
    Ltd..................................       500,000       5,000        741,900              --        746,900
  Exercise of stock options and
    warrants.............................        68,950         689         81,189              --         81,878
  Net loss...............................            --          --             --      (2,139,196)    (2,139,196)
                                           ------------  ----------  -------------  --------------  -------------
Balance, March 31, 1999..................    19,212,021  $  192,119  $  51,830,808  $  (46,573,100) $   5,449,827
                                           ------------  ----------  -------------  --------------  -------------
                                           ------------  ----------  -------------  --------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                                           1997           1998           1999
                                                                       -------------  -------------  -------------
Cash Flows from Operating Activities:
  Net loss...........................................................  $  (6,188,047) $  (2,577,968) $  (2,139,196)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization....................................        538,801        491,191        413,588
    Equity in losses of 3DV Systems Ltd..............................             --             --      1,693,000
    Loss on disposal of property and equipment.......................        213,575         75,172         12,809
    Amortization of deferred credit..................................        (73,107)       (36,558)            --
    Changes in assets and liabilities--
      Accounts receivable............................................       (725,028)       410,122        349,914
      Inventories....................................................      1,097,378         25,236         47,535
      Prepaid expenses and deposits..................................        135,883         63,299        (11,970)
      Accounts payable...............................................         81,088         25,999        (72,763)
      Accrued expenses...............................................        (44,644)      (100,863)      (166,840)
      Deferred development fee.......................................             --             --        345,821
                                                                       -------------  -------------  -------------
  Net cash provided by (used in) operating activities................     (4,964,101)    (1,624,370)       471,898
                                                                       -------------  -------------  -------------

Cash Flows from Investing Activities:
  Decrease (increase) in marketable securities.......................      4,177,322       (993,146)        22,538
  Purchase of property and equipment.................................       (235,835)      (192,413)      (225,617)
  Investment in 25% of equity of 3DV Systems Ltd.....................             --             --     (3,000,000)
  Decrease in other assets...........................................         16,585         15,189         52,584
                                                                       -------------  -------------  -------------
  Net cash provided by (used in) investing activities................      3,958,072     (1,170,370)    (3,150,495)
                                                                       -------------  -------------  -------------
Cash Flows from Financing Activities:
  Proceeds from (payments of) acceptances payable to a bank..........        (81,351)         6,132        (20,050)
  Proceeds from the sale of common stock, net........................      2,000,000      2,000,000      2,943,727
  Proceeds from exercise of stock options and warrants...............         80,000          5,242         81,878
                                                                       -------------  -------------  -------------
  Net cash provided by financing activities..........................      1,998,649      2,011,374      3,005,555
                                                                       -------------  -------------  -------------
Net (Decrease) Increase in Cash and Cash Equivalents.................        992,620       (783,366)       326,958

Cash and Cash Equivalents, beginning of year.........................      1,688,651      2,681,271      1,897,905
                                                                       -------------  -------------  -------------
Cash and Cash Equivalents, end of year...............................  $   2,681,271  $   1,897,905  $   2,224,863
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental Disclosure of Non-Cash Investing and Financing
  Activities:
  Issuance of common stock in connection with equity investment in
    3DV Systems Ltd..................................................  $    --        $    --        $     746,900
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest.............................  $    --        $         399  $    --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    Vision-Sciences, Inc. (the "Company") was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories, which provide minimally invasive access to areas not readily visible to the human eye, are used within two industry segments, medical and industrial. Segment information is presented in Note 7.

    The Company expects to derive a substantial portion of its future revenues from its disposable EndoSheath/reusable endoscope systems. The Company has invested substantial funds in this product's development. The Company has incurred losses for the years ended March 31, 1997, 1998 and 1999, and losses are expected to continue at least through fiscal 2000. Management believes the Company, in order to fund the research and development efforts at 3DV Systems Ltd., will require additional financial support for the fiscal year 2000. Management is pursuing additional sources of capital; however, there can be no assurance that additional funding will be available, or available on reasonable terms. The Company is also subject to other risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (FDA) clearance and regulation, and dependence on key personnel.

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

    (B) BASIC AND DILUTED NET LOSS PER COMMON SHARE

    The Company calculates earnings per share according to Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended March 31, 1997, 1998 and 1999 diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be antidilutive.

    (C) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

                                                                                ESTIMATED
ASSET CLASSIFICATION                                                           USEFUL LIFE
--------------------------------------------------------------------------  ------------------
Motor vehicles............................................................          3 Years
Machinery and equipment...................................................        3-5 Years
Furniture and fixtures....................................................          5 Years

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

    (D) REVENUE RECOGNITION

    The Company recognizes revenue upon product shipment.

    (E) INVENTORIES

    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

    The components of inventories are as follows:

                                                               MARCH 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
Raw materials...........................................  $ 181,125  $ 169,653
Work-in-process.........................................    178,625    186,806
Finished goods..........................................    321,356    277,112
                                                          ---------  ---------
                                                          $ 681,106  $ 633,571
                                                          ---------  ---------
                                                          ---------  ---------

    Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

    (F) OTHER ASSETS

    Other assets consist of deposits and patent costs. Patent costs are amortized on a straight-line basis over 17 years. The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying value of the assets. The Company believes that the carrying values of these assets are fully realizable as of March 31, 1999.

    (G) FOREIGN CURRENCY TRANSACTIONS

    The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. For each of the three years in the period ended March 31, 1999 these amounts were not material.

    (H) CASH AND CASH EQUIVALENTS

    The Company classifies investments with original maturities of three months or less, consisting of U.S. Government issues and commercial paper, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

    (I) MARKETABLE SECURITIES

    Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company has classified its investments in marketable securities as available-for-sale securities, in accordance with SFAS No. 115. Marketable securities are recorded at market value, which approximates amortized cost.

    As of March 31, 1999, the Company's marketable securities consisted of commercial paper and corporate notes with a weighted average maturity of 176 days.

    (J) RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses are charged to operations as incurred.

    (K) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in marketable securities in highly rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 7). To reduce risk, the Company routinely assesses the financial strength of its customers and obtains letters of credit or advance payments for most of its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

    (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and acceptances payable. The estimated fair value of these financial instruments approximates their carrying value at March 31, 1998 and 1999. The estimated fair values have been determined through information obtained from market sources and management estimates.

    (M) COMPREHENSIVE INCOME

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company's only item of other comprehensive income relates to unrealized gains or losses on marketable securities.

(2) DEBT

    The Company has a demand line-of-credit agreement with a bank in support of general working capital needs and the issuance of commercial and standby letters of credit. Borrowings under the agreement bear interest at the bank's prime rate (7.75% at March 31, 1999) and are secured by the Company's cash and marketable securities held by the bank. The Company may borrow up to $250,000 (net of any letters of credit) under the line of credit, which is subject to renewal by the bank on

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(2) DEBT (CONTINUED)
February 15, 2002. Under this agreement, the Company is also subject to certain covenants, including the prohibition of paying cash dividends on its common stock. At March 31, 1999, the Company had acceptances payable aggregating $32,333, maturing in April 1999.

(3) INCOME TAXES

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

    The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                           MARCH 31,
                                                    ------------------------
                                                       1998         1999
                                                    -----------  -----------
Net operating loss carryforwards..................  $16,189,000  $17,009,000
Nondeductible reserves............................    1,206,000    1,004,000
Research and development credit carryforwards.....      425,000      437,000
Other temporary differences.......................      304,000      314,000
Depreciation......................................      (95,000)     (80,000)
                                                    -----------  -----------
                                                    $18,029,000  $18,684,000
Less--Valuation allowance.........................   18,029,000   18,684,000
                                                    -----------  -----------
    Net deferred tax asset........................  $   --       $   --
                                                    -----------  -----------
                                                    -----------  -----------

    The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

    At March 31, 1999, the Company has operating loss carryforwards available to offset future federal taxable income of approximately $42,521,000. These operating loss carryforwards expire at various dates through 2019 and are subject to review and possible adjustment by the Internal Revenue Service.

    The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.

(4) STOCKHOLDERS' EQUITY

    (A) SALE OF COMMON STOCK

    On August 20, 1998, pursuant to an Investment Agreement dated August 6, 1998 between Vision-Sciences, Inc., (the "Company") and 3DV Systems Ltd., a privately-held Israeli company ("3DV"), (the "Agreement") the Company purchased 338,099 shares of common stock of 3DV (the "Shares"), for a purchase price of $3 million in cash. The Company funded the purchase price from proceeds received from Asahi Optical Co., Ltd., (Asahi Kogaku Kogyo Kabushiki Kaisha), a Japanese corporation ("Asahi"), pursuant to the License Agreement between the Company and Asahi described below. The Shares were

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(4) STOCKHOLDERS' EQUITY (CONTINUED)
previously unissued shares of common stock of 3DV and, after the closing of the transaction, represent 25% of the fully diluted share capital of 3DV. Prior to the investment by the Company, 3DV was a wholly-owned subsidiary of RDC Rafael Development Corporation Ltd. ("RDC"), an Israeli company.

    Pursuant to the Agreement, the Company also issued 500,000 shares of its common stock, $.01 par value per share (the "Common Stock"), to RDC in exchange for certain rights. These rights include an option to purchase all of the remaining shares of capital stock of 3DV owned by RDC, which represent 62.85% of the fully-diluted share capital of 3DV, at the then fair market value of such shares. This option is exercisable by the Company during the period May 15, 2000 to November 14, 2000. The value of the shares issued was $746,900, and was recorded as a component of the Company's investment in 3DV.

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

    On August 6, 1998, the Company executed a Memorandum of Understanding (the "MOU") with Imagineering, Ltd., ("Imagineering") pursuant to which the Company will acquire exclusive rights to research to be performed in association with certain innovations (the "Innovations") that are designed to improve the performance of CMOS-based Image Sensors. The MOU grants the Company exclusive rights to any resulting patent applications and patent rights that result from such research. A consultant to Imagineering is performing the research, and the Company plans to grant the consultant a nonstatutory stock option for 1,000,000 shares of the Company's Common Stock, which will vest 100% upon the delivery of the Innovations. The Company will record the fair value of the option on the date it is granted. In addition, the Company is funding the cost of the research by Imagineering, initially for a period of one year. The terms of the MOU were determined on the basis of arms'-length negotiations. Prior to the execution of the MOU, neither the Company nor any of its affiliates had any material relationship with Imagineering.

    The Company also executed a License Agreement (the "License") with Asahi, dated August 6, 1998, pursuant to which the Company granted Asahi exclusive rights, as an approved assign under the L&M Agreement, to certain technology in certain fields and to acquire from the Company and 3DV certain products having application in those fields. Notwithstanding the License, the Company has reserved the

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(4) STOCKHOLDERS' EQUITY (CONTINUED)
right to use the technology licensed to Asahi in products bearing the Company's own trademarks within certain fields of use. In addition, the License grants Asahi a worldwide, perpetual, royalty-free license to patentable and non-patentable technology relating to the utilization or application of CMOS-based Image Sensors, as researched or developed by the Company, pursuant to the MOU with Imagineering. Pursuant to the License Agreement, on August 17, 1998, Asahi paid the Company $5 million in cash in exchange for the rights described above and the issuance by the Company to Asahi of 2,000,000 shares of Common Stock. The terms of the License Agreement were determined on the basis of arms'-length negotiations. Prior to the execution of the License Agreement, neither the Company nor any of its affiliates had any material relationship with Asahi.

    The Company recorded the value of common stock at $1.4938 per share, the average closing price of the Company's shares on Nasdaq for the ten trading days ended August 20, 1998. The difference between the market value of the Company's common stock and the gross proceeds was recorded as a deferred development fee, representing a prepayment of $2,012,400 by Asahi for future development costs to be incurred by 3DV and Imagineering and funded by the Company. The Company incurred fees of approximately $67,000, $44,000 of which was applied to additional paid-in capital, and $23,000 of which was applied to the deferred development fee.

    In the event that the Company fails to comply with the terms of the License, it may be required to repurchase the stock issued to Asahi. Management believes that all events that would require repurchase are within the control of the Company. Therefore, the stock purchased by Asahi has been classified as an element of stockholders' equity.

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

    In the fiscal year ended March 31, 1999, the Company recorded an expense relating to payments made of $311,000 to fund Imagineering and Vision-Sciences, Ltd. This expense was offset by $311,000 of the development fees received from Asahi.

    The Company accounts for its investment in 3DV using the equity method of accounting. Due to the fact that the Company has committed to finance the working capital needs of 3DV for the calendar years 1999 and 2000, the Company will absorb 100% of the losses of 3DV, up to the value of the Company's investment in 3DV. From August 1998 through March 1999 the Company recognized $1,693,000 of losses incurred by 3DV. These losses were partially offset by $1,332,000 of development fees received from Asahi to fund the development costs of 3DV.

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

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(4) STOCKHOLDERS' EQUITY (CONTINUED)
    (B) STOCK OPTION PLANS

    The Company has a stock option plan (the "1990 Plan") under which it may grant key employees and consultants incentive and nonstatutory stock options at the fair value of the stock on the date of grant. Options become exercisable at varying dates ranging up to five years from the date of grant. The Board of Directors has authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan, of which 2,661,391 shares remain available for future grant.

    A summary of the 1990 Plan activity is as follows:

                                                                                                      WEIGHTED
                                                                          NUMBER       EXERCISE        AVERAGE
                                                                        OF SHARES    PRICE RANGE    OPTION PRICE
                                                                        ----------  --------------  -------------
Outstanding, March 31, 1996...........................................   1,110,372  $  1.88--$7.50    $    5.27
  Granted.............................................................     729,000     1.19-- 3.00         1.38
  Exercised...........................................................     (40,000)      2.00              2.00
  Canceled............................................................    (296,550)    1.88-- 7.25         5.58
                                                                        ----------  --------------        -----
Outstanding, March 31, 1997...........................................   1,502,822  $  1.19--$7.50    $    3.41
  Granted.............................................................     843,525     1.13-- 1.25         1.18
  Exercised...........................................................      (4,414)      1.19              1.19
  Canceled............................................................    (734,511)    1.19-- 7.25         3.85
                                                                        ----------  --------------        -----
Outstanding, March 31, 1998...........................................   1,607,422  $  1.13--$7.50    $    2.04
  Granted.............................................................      80,000     1.00-- 1.75         1.43
  Exercised...........................................................     (68,950)      1.19              1.19
  Canceled............................................................    (297,175)    1.19-- 1.25         1.19
                                                                        ----------  --------------        -----
Outstanding, March 31, 1999...........................................   1,321,297  $  1.00--$7.50    $    2.24
                                                                        ----------  --------------        -----
                                                                        ----------  --------------        -----
Exercisable, March 31, 1999...........................................     942,047  $  1.13--$7.50    $    2.63
                                                                        ----------  --------------        -----
                                                                        ----------  --------------        -----

    The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:

                                           OUTSTANDING                     EXERCISABLE
                              -------------------------------------  ------------------------
                                           WEIGHTED
                                            AVERAGE      WEIGHTED                  WEIGHTED
                                           REMAINING      AVERAGE                   AVERAGE
          RANGE OF            NUMBER OF   CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
      EXERCISE PRICES          SHARES    LIFE (YEARS)      PRICE      OF SHARES      PRICE
----------------------------  ---------  -------------  -----------  -----------  -----------
$1.00--1.25.................    990,550         7.32     $    1.19      678,800    $    1.21
 1.53--1.88.................     70,000         8.97          1.61       10,000         1.88
 3.00--4.00.................     46,897         5.21          3.33       39,397         3.40
 5.44--7.50.................    213,850         4.93          7.07      213,850         7.07
                              ---------          ---         -----   -----------       -----
                              1,321,297         6.94     $    2.24      942,047    $    2.63
                              ---------          ---         -----   -----------       -----
                              ---------          ---         -----   -----------       -----

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(4) STOCKHOLDERS' EQUITY (CONTINUED)
    In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elects the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in the years ended March 31, 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                                             MARCH 31,
                                                                      ------------------------
                                                                        1998         1999
                                                                      ---------  -------------
Risk-free interest rate.............................................    6.57%    4.45%--5.46%
Expected dividend yield.............................................     --           --
Expected lives......................................................   5 years      5 years
Expected volatility.................................................     64%          68%
Weighted average value of grants per share..........................    $.72         $.87
Weighted average remaining contractual life of options outstanding
  (years)...........................................................    7.79         6.94

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

                                                                     MARCH 31,
                                                              ------------------------
                                                                 1998         1999
                                                              -----------  -----------
Net loss--               As reported........................  $(2,578,000) $(2,139,000)
                         Pro forma..........................   (2,815,000)  (2,501,000)

Net loss per share--     As reported........................  $      (.17) $      (.12)
                         Pro forma..........................         (.18)        (.14)

    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    Under the 1990 Plan, there remain 3,982,688 shares of common stock reserved for the exercise of stock options.

    On August 16, 1993, the Company adopted another stock option plan (the "1993 Plan") under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 1999, 140,000 shares are available for future grant under the 1993 Plan.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(4) STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of the 1993 Plan activity is as follows:

                                                                       NUMBER        EXERCISE      WEIGHTED AVERAGE
                                                                      OF SHARES     PRICE RANGE      OPTION PRICE
                                                                     -----------  ---------------  -----------------
Outstanding, March 31, 1996........................................      80,000   $  5.50--$11.63      $   10.09
  Granted..........................................................          --         --                    --
  Exercised........................................................          --         --                    --
  Canceled.........................................................          --         --                    --
                                                                     -----------  ---------------         ------
Outstanding, March 31, 1997........................................      80,000   $  5.50--$11.63      $   10.09
  Granted..........................................................      20,000        1.50                 1.50
  Exercised........................................................          --         --                    --
  Canceled.........................................................     (60,000)  $  5.50--$11.63           9.58
                                                                     -----------  ---------------         ------
Outstanding, March 31, 1998........................................      40,000   $  1.50--$11.63      $    6.56
  Granted..........................................................      20,000        1.63                 1.63
  Exercised........................................................          --         --                    --
  Canceled.........................................................          --         --                    --
                                                                     -----------  ---------------         ------
Outstanding, March 31, 1999........................................      60,000   $  1.50--$11.63      $    4.92
                                                                     -----------  ---------------         ------
                                                                     -----------  ---------------         ------
Exercisable, March 31, 1999........................................      32,000   $  1.50--$11.63      $    7.84
                                                                     -----------  ---------------         ------
                                                                     -----------  ---------------         ------

    The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:

                                                                  OUTSTANDING           EXERCISABLE
                                                          ----------------------------  -----------
                                                                          WEIGHTED
                                                                           AVERAGE
                                                                          REMAINING
                                                           NUMBER OF     CONTRACTUAL     NUMBER OF
EXERCISE PRICE                                              SHARES      LIFE (YEARS)      SHARES
--------------------------------------------------------  -----------  ---------------  -----------
$ 1.50..................................................      20,000           8.38          8,000
  1.63..................................................      20,000           9.38          4,000
 11.63..................................................      20,000           4.38         20,000
                                                          -----------                   -----------
                                                              60,000           7.38         32,000
                                                          -----------                   -----------
                                                          -----------                   -----------

    (C) STOCK COMPENSATION AGREEMENT

    During the year ended March 31, 1999, the Company entered into an agreement with a consulting firm who will provide services that will be paid in shares of common stock of the Company. The maximum value of services to be rendered under the contract is $200,000. The contract expires on December 31, 1999. The number of shares of common stock to be issued will be based upon the total amount earned during 1999 divided by the lowest closing bid price of the Company's common stock during calendar 1999. As of March 31, 1999 the firm had earned $84,400, which, based upon the lowest closing price of the Company's common stock during the three months ended March 31, 1999 of $.91 per share, equates to 93,126 shares of the Company's common stock. Based upon the closing price of the Company's common

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(4) STOCKHOLDERS' EQUITY (CONTINUED)
stock at March 31, 1999 of $1.38 per share, the Company recorded total compensation cost of $128,000 relating to this agreement for the year ended March 31, 1999.

(5) COMMITMENTS AND RELATED PARTY TRANSACTIONS

    The Company conducts a portion of its operations in certain facilities leased from a partnership owned in part by certain stockholders/executive officers. Rental expense charged to operations for these facilities was approximately $204,000, $186,000 and $198,000 for the years ended March 31, 1997, 1998 and 1999, respectively. In addition, the Company leased other facilities from nonrelated parties under various agreements that expire through November 2003. Rental expense charged to operations under leases from nonrelated parties was approximately $283,000, $283,000 and $163,000 for the years ended March 31, 1997, 1998 and 1999, respectively. Future minimum lease commitments under all operating leases are approximately as follows:

YEAR ENDING MARCH 31,
----------------------------------------------------------------------------------
2000..............................................................................  $  327,000
2001..............................................................................     209,000
2002..............................................................................     127,000
2003..............................................................................     132,000
2004..............................................................................      79,000
                                                                                    ----------
                                                                                    $  874,000
                                                                                    ----------
                                                                                    ----------

(6) 401(k) PLAN

    The Company has a 401(k) plan (the Plan) whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, contribute up to a certain percentage of each employee's contribution. During the years ended March 31, 1997, 1998 and 1999, the Company recorded expense of approximately $31,000, $31,000 and $23,000, respectively, relating to the Plan.

(7) SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

    The Company has determined it has three reportable segments--Medical, Industrial and Corporate. The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry. In addition, the industrial segment manufactures and repairs endoscopes for the medical segment. The corporate segment consists of certain administrative expenses beneficial to the company as a whole and the management oversight of the company's investments in 3DV, Vision-Sciences, Ltd. and its contractual relations with Imagineering.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(7) SEGMENT INFORMATION (CONTINUED)
    The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in 3DV. The carrying value of the investment in 3DV at March 31, 1999 is $2,053,900. Data regarding management's view of the Company's segments is provided in the following tables.

FISCAL YEAR ENDED MARCH 31,                  MEDICAL      INDUSTRIAL    CORPORATE     ADJUSTMENTS       TOTAL
----------------------------------------  -------------  ------------  ------------  -------------  -------------
1999
Sales to external customers.............  $   3,880,493  $  3,595,428  $         --  $          --  $   7,475,921
Intersegment sales......................             --       277,069            --       (277,069)            --
Interest income, net....................             --            --       182,899             --        182,899
Operating (loss) income.................     (1,341,415)       12,681      (636,046)            --     (1,964,780)
Depreciation and amortization...........        367,704        45,884            --             --        413,588
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.....             --            --      (367,242)            --       (367,242)
Total assets............................      2,551,927       987,387     5,249,371       (906,349)     7,882,336
Expenditures for fixed assets...........        159,854        65,763            --             --        225,617

1998
Sales to external customers.............  $   4,369,845  $  3,627,993  $         --  $          --  $   7,997,838
Intersegment sales......................             --       437,667            --       (437,667)            --
Interest income, net....................             --            --       147,287             --        147,287
Operating (loss) income.................     (2,561,707)      369,590      (710,012)            --     (2,902,129)
Depreciation and amortization...........        442,933        48,258            --             --        491,191
Other significant non-cash items:.......             --            --            --             --             --
Total assets............................      3,274,683     1,088,445     2,891,051     (1,082,362)     6,171,817
Expenditures for fixed assets...........        192,413            --            --             --        192,413

1997
Sales to external customers.............  $   4,608,050  $  3,721,921  $         --  $          --  $   8,329,971
Intersegment sales......................             --       777,198            --       (777,198)            --
Interest income, net....................             --            --       174,602             --        174,602
Operating (loss) income.................     (6,181,018)      345,379      (617,530)            --     (6,453,169)
Depreciation and amortization...........        484,790        54,011            --             --        538,801
Other significant non-cash items:
Total assets............................      4,742,522     1,164,445     2,681,271     (1,738,405)     6,849,833
Expenditures for fixed assets...........        232,663         3,172            --             --        235,835

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

(7) SEGMENT INFORMATION (CONTINUED)
    The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers.

                                                  FISCAL YEARS ENDED MARCH 31,
                                               ----------------------------------
GEOGRAPHIC REGION                                 1997        1998        1999
---------------------------------------------  ----------  ----------  ----------
Asia and Australia...........................  $  182,100  $  148,244  $  119,698
Canada.......................................     143,862      99,021     139,866
Europe.......................................      97,744     125,391      96,516
Middle East and Africa.......................      94,654      68,853      40,697
South America................................     179,801     177,791     209,542
United States................................   7,631,810   7,378,538   6,869,602
                                               ----------  ----------  ----------
Total........................................  $8,329,971  $7,997,838  $7,475,921
                                               ----------  ----------  ----------
                                               ----------  ----------  ----------

    For the fiscal years ended March 31, 1997, 1998 and 1999, one customer accounted for 36%, 35% and 35% of net sales, respectively. At March 31, 1999, two customers accounted for 31% of accounts receivable.

(8) ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                    MARCH 31,
                                                              ----------------------
                                                                 1998        1999
                                                              ----------  ----------
Accrued payroll and related expenses........................  $  863,542  $1,030,231
Accrued other...............................................     914,233     571,746
                                                              ----------  ----------
                                                              $1,777,775  $1,601,977
                                                              ----------  ----------
                                                              ----------  ----------

                                                                     SCHEDULE II

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                                    BALANCE,   CHARGED TO                 BALANCE,
                                                                   BEGINNING    COSTS AND                  END OF
DESCRIPTION                                                         OF YEAR     EXPENSES    WRITE-OFFS      YEAR
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
Deducted from Assets Accounts:
  Allowance for doubtful accounts--
    Year ended March 31, 1997....................................  $   52,000   $  75,000    $      --   $  127,000
    Year ended March 31, 1998....................................     127,000      17,000       27,000      117,000
    Year ended March 31, 1999....................................     117,000      17,000        4,000      130,000

                                   APPENDIX B
                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                              FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                IN U.S. DOLLARS

                                3DV SYSTEMS LTD.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                       -----------
Auditors' Report.....................................................................................         F-20
Balance Sheets.......................................................................................         F-21
Statements of Operations.............................................................................         F-22
Statements of Shareholders' Equity, (Deficit)........................................................         F-23
Statements of Cash Flows.............................................................................    F-24-F-25
Notes to the Financial Statements....................................................................    F-26-F-41

Tirat HaCarmel, February 23, 1999

            AUDITORS' REPORT TO THE SHAREHOLDERS OF 3DV SYSTEM LTD.

    We have audited the accompanying balance sheets of 3DV Systems Ltd. ("the Company") as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Auditors Regulations (manner of auditors performance), 1973. Such standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances that the financial statements are free of material misstatement, whether due to error or intentional misrepresentation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, the results of its operations, changes in shareholders' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States (U.S. GAAP).

    Without qualifying our opinion, we would like to draw attention to the following:

    1. As explained in Note 2 (b) to the financial statements, in order to reduce the uncertainty about the Company's ability to continue as a going concern, a shareholder is committed to provide the financial support required by the Company to meet its financial obligations as they become due for a period of not less than one year. Based on the above commitment, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

    2. The Company is in the development stage, whereby its principal activities in the reported periods are the development of products in the field of 3D laser camera. The Company has not yet generated any revenues.

/s/ Somekh Chaikin
Certified Public Accountants (Isr.)

                                3DV SYSTEMS LTD.

                        BALANCE SHEETS AS OF DECEMBER 31

                                                            NOTE          1998             1997
                                                          ---------  ---------------  ---------------
                                                                     U.S.$ THOUSANDS  U.S.$ THOUSANDS
CURRENT ASSETS
Cash and cash equivalents...............................          3         1,725              131
Accounts receivable.....................................          4           109              116
                                                                            -----           ------
                                                                            1,834              247
                                                                            -----           ------
CARS LEASING DEPOSITS...................................          5             7               10
                                                                            -----           ------
AMOUNT FUNDED FOR EMPLOYEES' RIGHTS UPON RETIREMENT.....         11            61               17
                                                                            -----           ------
OPTION..................................................          6            --               --
                                                                            -----           ------
FIXED ASSETS, NET.......................................          7           291              140
                                                                            -----           ------
KNOW-HOW, NET...........................................          8             1                1
                                                                            -----           ------
                                                                            2,194              415
                                                                            -----           ------
                                                                            -----           ------
CURRENT LIABILITIES
Accounts payable:.......................................          9
  Trade.................................................                      347               87
  Other.................................................                      128               77
  Related parties.......................................                        3               71
                                                                            -----           ------
                                                                              478              235
                                                                            -----           ------
LONG-TERM LOANS FROM PARENT COMPANY.....................         10         2,109            1,711
                                                                            -----           ------
EMPLOYEES' RIGHTS UPON RETIREMENT.......................         11            63               17
                                                                            -----           ------
COMMITMENTS.............................................         18            --               --
                                                                            -----           ------
SHAREHOLDERS' EQUITY, (DEFICIT).........................         12          (456)          (1,548)
                                                                            -----           ------
                                                                            2,194              415
                                                                            -----           ------
                                                                            -----           ------

    The accompanying notes are an integral part of the financial statements.

                                3DV SYSTEMS LTD.
            STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31

                                                                           1998               1997           * CUMULATIVE
                                                                     -----------------  -----------------  -----------------
                                                           NOTE       U.S.$ THOUSANDS    U.S.$ THOUSANDS    U.S.$ THOUSANDS
                                                           -----
Research and development costs, net...................          13           2,118              1,148              3,462
Marketing expenses....................................                          51                 --                 51
General and administrative expenses...................          14             240                198                571
                                                                             -----              -----              -----
OPERATING LOSS........................................                       2,409              1,346              4,084
Financing income, net.................................          15             (39)                (2)               (41)
                                                                             -----              -----              -----
LOSS BEFORE INCOME TAXES..............................                       2,370              1,344              4,043
Income taxes..........................................          16              --                 --                 --
                                                                             -----              -----              -----
NET LOSS..............................................                       2,370              1,344              4,043
                                                                             -----              -----              -----
                                                                             -----              -----              -----

------------------------

*   Cumulative amounts from the Company's inception.

    The accompanying notes are an integral part of the financial statements.

                                3DV SYSTEMS LTD.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, (DEFICIT)

                                                                                             EMPLOYEES'
                                                        SHARE        SHARE       CAPITAL        STOCK       ACCUMULATED
                                                       CAPITAL      PREMIUM      RESERVE       OPTIONS         LOSS
                                                     -----------  -----------  -----------  -------------  -------------
                                                                                    U.S.$ THOUSANDS
BALANCE AS OF JANUARY 1, 1997......................           1           --           (1)           --           (329)
Shares issued......................................           2           --           --            --             --
Linkage differences on loans received from Parent
  Company..........................................          --           --            6            --             --
Employees' stock options (see Note 12(b),13).......          --           --           --           117             --
Net loss for the year..............................          --           --           --            --         (1,344)
                                                             --
                                                                       -----          ---           ---         ------
BALANCE AS OF DECEMBER 31, 1997....................           3           --            5           117         (1,673)
Shares issued [see Note 12(a)(2)]..................          --        2,927           --            --             --
Linkage differences on loans received from Parent
  Company..........................................          --           --          167            --             --
Employees' stock options (see Note 12(b),13).......          --           --           --           368             --
Net loss for the year..............................          --           --           --            --         (2,370)
                                                             --
                                                                       -----          ---           ---         ------
BALANCE AS OF DECEMBER 31, 1998....................           3        2,927          172           485         (4,043)
                                                             --
                                                             --
                                                                       -----          ---           ---         ------
                                                                       -----          ---           ---         ------
CUMULATIVE AMOUNTS FROM THE COMPANY'S INCEPTION
Shares issued......................................           3        2,927           --            --             --
Linkage differences on loans received from Parent
  Company..........................................          --           --          172            --             --
Employees' stock options (see Note 12(b),13).......          --           --           --           485             --
Deficit accumulated during development stage.......          --           --           --            --         (4,043)
                                                             --
                                                                       -----          ---           ---         ------
BALANCE AS OF DECEMBER 31, 1998....................           3        2,927          172           485         (4,043)
                                                             --
                                                             --
                                                                       -----          ---           ---         ------
                                                                       -----          ---           ---         ------

                                                         TOTAL
                                                     SHAREHOLDERS'
                                                        EQUITY,
                                                       (DEFICIT)
                                                     -------------

BALANCE AS OF JANUARY 1, 1997......................         (329)
Shares issued......................................            2
Linkage differences on loans received from Parent
  Company..........................................            6
Employees' stock options (see Note 12(b),13).......          117
Net loss for the year..............................       (1,344)

                                                          ------
BALANCE AS OF DECEMBER 31, 1997....................       (1,548)
Shares issued [see Note 12(a)(2)]..................        2,927
Linkage differences on loans received from Parent
  Company..........................................          167
Employees' stock options (see Note 12(b),13).......          368
Net loss for the year..............................       (2,370)

                                                          ------
BALANCE AS OF DECEMBER 31, 1998....................         (456)

                                                          ------
                                                          ------
CUMULATIVE AMOUNTS FROM THE COMPANY'S INCEPTION
Shares issued......................................        2,930
Linkage differences on loans received from Parent
  Company..........................................          172
Employees' stock options (see Note 12(b),13).......          485
Deficit accumulated during development stage.......       (4,043)

                                                          ------
BALANCE AS OF DECEMBER 31, 1998....................         (456)

                                                          ------
                                                          ------

    The accompanying notes are an integral part of the financial statements.

                                3DV SYSTEMS LTD.

            STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31

                                                                     1998               1997           * CUMULATIVE
                                                               -----------------  -----------------  -----------------
                                                                U.S.$ THOUSANDS    U.S.$ THOUSANDS    U.S.$ THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................         (2,370)            (1,344)            (4,043)
  Adjustments Required to Reconcile Net Loss to Net Cash Used
    in Operating Activities:
    Severance pay, net.......................................              2                 (1)                 2
    Depreciation.............................................             60                 30                 93
    Employees' stock options.................................            368                117                485
    Changes in Operating Assets and Liabilities:
      Decrease (increase) in accounts receivable.............              7                (93)              (109)
      Increase in accounts payable...........................            311                 67                475
      Increase (decrease) in related parties (1).............            (68)               (24)                 4
      Linkage differences on cash balances denominated in
        non-U.S.$............................................              3                 --                 (7)
                                                                      ------             ------             ------
NET CASH USED IN OPERATING ACTIVITIES........................         (1,687)            (1,248)            (3,100)
                                                                      ------             ------             ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Payments for purchase of fixed assets......................           (211)               (53)              (384)
  Cars leasing deposits......................................              3                 (2)                (7)
                                                                      ------             ------             ------
NET CASH USED IN INVESTING ACTIVITIES........................           (208)               (55)              (391)
                                                                      ------             ------             ------
CASH FLOW FROM FINANCING ACTIVITIES:
  Loans received from Parent Company.........................            565              1,396              2,281
  Shares issued (1)..........................................          2,927                 --              2,928
                                                                      ------             ------             ------
NET CASH PROVIDED BY FINANCING ACTIVITIES....................          3,492              1,396              5,209
                                                                      ------             ------             ------
Effect of exchange rate changes on cash......................             (3)                 7                  7
                                                                      ------             ------             ------
INCREASE IN CASH AND CASH EQUIVALENTS........................          1,594                100              1,725
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............            131                 31                 --
                                                                      ------             ------             ------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....................          1,725                131              1,725
                                                                      ------             ------             ------
                                                                      ------             ------             ------

TRANSACTIONS NOT INVOLVING CASH FLOWS

------------------------

(1) The Company issued 840,000 shares of NIS 0.01 par value to its Parent Company, against know-how which the Company received. (Note 8, 12(c)).

*   Cumulative amounts from the Company's inception.

    The accompanying notes are an integral part of the financial statements.

                                3DV SYSTEMS LTD.

            STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31

                                                                     1998               1997           * CUMULATIVE
                                                               -----------------  -----------------  -----------------
                                                                U.S.$ THOUSANDS    U.S.$ THOUSANDS    U.S.$ THOUSANDS
SUPPLEMENTARY INFORMATION:
Income taxes paid............................................             --                 --                 --
Interest paid *..............................................             --                 --                 --
                                                                      ------             ------             ------
                                                                          --                 --                 --
                                                                      ------             ------             ------
                                                                      ------             ------             ------

------------------------

* Net of linkage differences equal to the changes in the U.S. dollar exchange rate on monetary items not in U.S. dollars.

**  Cumulative amounts from the Company's inception.

    The accompanying notes are an integral part of the financial statements.

                                3DV SYSTEMS LTD.

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1--GENERAL

    3DV Systems Ltd. (hereinafter--"the Company") was incorporated on June 16, 1996, as an Israeli Company and commenced operations in July 1996.

    The Company is in the development stage, whereby its principal activities in the reported period are the development of products in the field of 3D laser camera. The Company has not yet generated any revenues.

    The Company is a subsidiary of R.D.C. Rafael Development Corporation Ltd. (the "Parent Company"). See also Note 12(a)(2).

NOTE 2--BASIS OF PRESENTATION

    ONE. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

    TWO. The financial statements have been prepared assuming that the Company will continue as a going-concern. A shareholder Vision Sciences Inc. is committed to provide the financial support required by the Company to meet its financial obligations as they become due, for a period of not less than one year, beginning December 31, 1998 (see Note 12(a)(2)).

    THREE.  REPORTING CURRENCY

    (1) The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States.

    The Company's sales markets are expected to be substantially outside of Israel in non-Israeli currencies, mainly in U.S. dollars or linked thereto. Therefore, the Company's functional currency is the U.S. dollar.

    The Company's transactions denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars and recorded based on the exchange rate at the time of the transaction. Monetary balances in currencies other than the U.S. dollar are translated into dollars using period-end exchange rates. Gains and losses from the aforementioned re-measurements and translations are recorded in the statement of operations.

    (2) Details of the exchange rate and the C.P.I. in Israel are given as follows:

                                                              DECEMBER 31,     DECEMBER 31,      CHANGES %      CHANGES %
                                                                  1998             1997            1998           1997
                                                             ---------------  ---------------  -------------  -------------
Consumer Price Index *--points.............................         166.3            153.1            8.62           6.99
U.S. Dollar 1 = NIS........................................          4.16            3.536           17.65           8.77

------------------------

*   Average basis 1993 = 100

    FOUR. The high technology industry in which the Company is involved is highly competitive and is characterized by the risks of rapidly changing technologies. Penetration into world market requires

                                3DV SYSTEMS LTD.

NOTE 2--BASIS OF PRESENTATION (CONTINUED) investment of considerable resources and continuous development efforts. The Company's future success is dependent upon several factors including the technological quality and price\performance of its products relative to those of its competitors. There can be no assurance that the Company will be able to maintain the high technological quality of its product or to continue to develop or market its new products effectively. The Company employs 5 key employees who own major intellectual property. Management is of the opinion that if several of the above employees leave, then the Company will be vulnerable to the risk of a severe impact on the Company's know-how in the near term.

    FIVE. SIGNIFICANT ACCOUNTING POLICIES:

    (1) FIXED ASSETS

    Fixed assets are stated at depreciated cost. The Company provides for depreciation which is computed by the straight-line method over the estimated useful life of the assets as follows:

Computers.....................................................................................................   3-4 years
Instruments and laboratory equipment..........................................................................  7-15 years
Motor vehicles................................................................................................     7 years
Office furniture and equipment................................................................................    17 years

    (2) RESEARCH AND DEVELOPMENT COSTS

    Research and development costs, net of participation from the Office of the Chief Scientist of Israeli government are charged to the statement of operations as incurred. Government participation is recorded on an accrual basis.

    (3) DEFERRED TAXES

    The Company accounted for deferred taxes under the liability method. As described in FAS 109 when it is not more likely than not that deferred tax assets will be realized, the Company provides for valuation allowance against deferred tax assets resulted from operating loss carried-forward and from timing differences between the recognition of expenses in the financial statements and for tax purposes.

    (4) STOCK BASED COMPENSATION

    As allowed by Statement of Financial Accounting Standards No.123 ("SFAS 123"), The Company measures compensation cost of stock issued to employees under Accounting Principles Board Opinion No.25 ("APB 25"), (See Note 12b).

    (5) DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

    The financial instruments of the Company consist mainly of cash, accounts receivable, fund of employees' rights upon retirement and accounts payable and accruals. Due to the nature of such financial instruments, their fair value does not materially differ from their carrying amount.

                                3DV SYSTEMS LTD.

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
    (6) DISCLOSURE OF CUMULATIVE AMOUNTS FROM THE COMPANY INCEPTION

    Under FAS 7, the Company provides cumulative amounts, from the Company's inception till December 31, 1998, in the statements of operations, cash flows and shareholders' equity.

    (7) PREPARATIONS OF THE COMPUTER SYSTEMS FOR YEAR 2000

    The costs required to prepare and convert the existing programs of the Company, to be able to differentiate between years belonging to the 20th century and years belonging to the 21st century (year 2000 compliance), are recorded as current expense when incurred. As for uncertainties that arise form this issue see also Note 18h.

NOTE 3--CASH AND CASH EQUIVALENTS

                                                               DECEMBER 31,        DECEMBER 31,
                                                                   1998                1997
                                                             -----------------  -------------------
                                                              U.S.$ THOUSANDS     U.S.$ THOUSANDS
Foreign currency...........................................          1,425                  --
Israeli currency...........................................            300                 131
                                                                     -----                 ---
                                                                     1,725                 131
                                                                     -----                 ---
                                                                     -----                 ---

    Cash equivalents in Israeli currency include bank deposits, bearing an annual interest rate of 12.6% unlinked and which the date of maturity at the time of the deposit was not in excess of three months. Cash equivalents in foreign currency include bank deposit, bearing an annual interest rate of 4.77% and which the date of maturity at the time of the deposit was not in excess of three months.

    The carrying amount of cash equivalents approximates market value.

NOTE 4--ACCOUNTS RECEIVABLE*

                                                                   DECEMBER 31,       DECEMBER 31,
                                                                       1998               1997
                                                                 -----------------  -----------------
                                                                  U.S.$ THOUSANDS    U.S.$ THOUSANDS
Due from the Chief Scientist (See Note 13, 18(c))..............              1                 88
Government institutions........................................             70                 25
Advance to supplier............................................              3                 --
Prepaid expenses...............................................             27                  1
Employees......................................................              1                  2
Related parties................................................              7                 --
                                                                           ---                ---
                                                                           109                116
                                                                           ---                ---
                                                                           ---                ---

------------------------

*   See Note 19, 2e(5).

NOTE 5--CARS LEASING DEPOSITS

    During 1996 and 1997, the Company signed operating lease contracts with Albar Ltd. (related party) for the rental of vehicles for a period of three years. The rental payments are linked to the Israeli

                                3DV SYSTEMS LTD.

NOTE 5--CARS LEASING DEPOSITS (CONTINUED)
Consumer Price Index. The Company has deposited amounts representing rental payment for three months in respect of this contracts. The deposit is linked to the Israeli Consumer Price Index, and bears no interest.

NOTE 6--OPTION

    On December 22, 1998 the Company signed an option agreement ("the agreement") with the Parent Company. According to the Agreement the Parent Company granted the Company an option to purchase, from the Parent Company up to 75,000 shares of VSI, par value U.S.$ 0.01 per share for the purchase price of U.S.$ 0.9 per share. The option may be exercised by the Company as of October 6, 1999 and for a period of six years thereafter, at any time, either in whole or in part, from time to time. The Company shall pay the price for the option shares purchased in cash. From the time that the Parent Company will demand it, not prior to December 1, 2000, the payment shall be linked to the Israeli CPI or U.S.$. Any dividends received by the Parent Company during the term of the option on any option shares prior to their delivery to the Company shall be held by the Parent Company in trust for the Company and shall be remitted to the Company upon the exercise of the option in respect of those option shares on which such dividends were received.

    Since the Company didn't record a liability for employees as mentioned in
Note 18 (f) and since the management estimate that the option's value is not material, the Company stated the option at value of U.S.$ 0 (nil).

NOTE 7--FIXED ASSETS, NET

                                                  INSTRUMENTS                         OFFICE
                                                  &                                  FURNITURE
                                                  LABORATORY         MOTOR              AND
                                     COMPUTERS    EQUIPMENT         VEHICLES         EQUIPMENT        TOTAL
                                     --------     ---------        ----------        ---------        -----
                                                                U.S.$ THOUSANDS
COST
Balance at beginning of year*......       98            15                17               43          173
Additions..........................      123            80                --                8          211
                                         ---           ---               ---              ---         -----
BALANCE AT END OF YEAR.............      221            95                17               51          384
                                         ---           ---               ---              ---         -----
ACCUMULATED DEPRECIATION
Balance at beginning of year.......       25            --                 3                5           33
Depreciation for the year..........       44             9                 3                4           60
                                         ---           ---               ---              ---         -----
BALANCE AT END OF YEAR.............       69             9                 6                9           93
                                         ---           ---               ---              ---         -----
DEPRECIATED COST AT DECEMBER 31,
  1998.............................      145            93                11               42          291
                                         ---           ---               ---              ---         -----
                                         ---           ---               ---              ---         -----
DEPRECIATED COST AT DECEMBER 31,
  1997*............................       73            15                14               38          140
                                         ---           ---               ---              ---         -----
                                         ---           ---               ---              ---         -----

------------------------

*   Reclassified

                                3DV SYSTEMS LTD.

NOTE 8--KNOW-HOW, NET

    According to an agreement signed in 1997 between the Parent Company and the Company, the Parent Company and Rafael Armament Development Authority ("Rafael") had transferred to the Company all their rights and interest in the Laser Photo Project and the Laser Photo Technology ("the know-how") against issuance of 840,000 Ordinary Shares par value NIS 0.01 (see Note 12(c)). Rafael reserves the rights to utilize the know-how, royalty-free, perpetual and non-transferable, for military purpose only.

    According to U.S. GAAP, transfer of non-monetary asset (the know-how) to a private Company (3DV System Ltd.) by its shareholders (the Parent Company) in exchange for stock, should be recorded at the transferor's historical cost basis determined under generally accepted accounting principles. The know-how which was transferred to the Company stated in the balance sheet of the Company at the value of (a notional value) U.S.$ 1 thousand.

    In June 1998, the Company agreed with the tax authority to record retroactivity on June 30, 1996, an asset, for tax purposes only, of U.S.$ 180 thousand of know-how. This asset can be amortized at a fixed rate of 12.5% per year using the straight line method.

NOTE 9--ACCOUNTS PAYABLE *

                                                                                              DECEMBER 31,        DECEMBER 31,
                                                                                                  1998                1997
                                                                                            ----------------    ----------------
                                                                                            U.S.$ THOUSANDS     U.S.$ THOUSANDS
TRADE
  Open accounts...........................................................................         200                 47
  Checks payable..........................................................................         147                 40
                                                                                                   ---                ---
                                                                                                   347                 87
                                                                                                   ---                ---
                                                                                                   ---                ---
OTHER
  Institutions............................................................................          52                 24
  Liabilities to employees................................................................          55                 30
  Accrued expenses........................................................................          21                 23
                                                                                                   ---                ---
                                                                                                   128                 77
                                                                                                   ---                ---
                                                                                                   ---                ---
RELATED PARTIES (SEE NOTE 17B)............................................................           3                 71
                                                                                                   ---                ---
                                                                                                   ---                ---

------------------------

*   See Note 19, 2e(5).

NOTE 10--LONG-TERM LOANS FROM PARENT COMPANY

    Since its incorporation the Company received loans of U.S.$ 2,281 thousand from its Parent Company, in order to finance its operational activities. These loans are linked to the Israeli Consumer Price Index, bear no interest and their maturity date has not yet been determined. Management's opinion is that these loans would not be repayable in the current year. These loans do not bear real market interest and therefore, linkage differences on these loans are credited to a capital reserve in shareholders' equity.

                                3DV SYSTEMS LTD.

NOTE 11--EMPLOYEES' RIGHTS UPON RETIREMENT *

    The Company is required to make severance payments to dismissed employees. The Company covers its obligations for severance pay by making payments of premiums to insurance companies. The amounts accumulated at the insurance companies are not under the control nor the management of the Company. The balances presented in the financial statements represent the liability for severance pay and the amounts accumulated at the insurance companies as mentioned above. Accordingly, the net liability is as follows:

                                                                 DECEMBER 31,           DECEMBER 31,
                                                                     1998                   1997
                                                             ---------------------  ---------------------
                                                                U.S.$ THOUSANDS        U.S.$ THOUSANDS
Employees' rights upon retirement..........................               63                     17
Amount funded for employees' rights upon retirement........               61                     17
                                                                          --                     --
                                                                           2                     --
                                                                          --                     --
                                                                          --                     --

------------------------

*   See Note 2e(5).

NOTE 12--SHARE CAPITAL

ONE) SHAREHOLDERS' EQUITY

                                                                             ISSUED AND PAID
                                                            AUTHORIZED             FOR
                                                         NUMBER OF SHARES    NUMBER OF SHARES
                                                         -----------------  ------------------
Ordinary Shares of NIS (0.01) each.....................       5,170,000           1,204,167
                                                         -----------------       ----------
                                                         -----------------       ----------
Ordinary Shares A of NIS (0.01) each...................         900,000              15,000
                                                         -----------------       ----------
                                                         -----------------       ----------

    (1) On April 30, 1997, the Company's General Shareholders Meeting adopted a resolution to alter the share capital of the Company as follows:

        (1) To subdivide all the existing 29,400 Ordinary Shares into 2,940,000 Ordinary Shares of NIS 0.01 value each.

        (2) To increase the Company's authorized share capital by NIS 31,300, to be composed of 2,230,000 Ordinary Shares of NIS 0.01 par value each and 900,000 Ordinary Shares A of NIS 0.01 value each. The rights of the Ordinary Shares A are the same as the Ordinary Shares except for rights to participate or to vote in shareholders meetings. The Ordinary Shares A shall be converted into Ordinary Shares, on a one-to-one basis and without any payment, automatically upon the registration of any of the Company's shares for trade in any stock market, in Israel or abroad.

    (2) In August 1998, the Company, the Parent Company and Vision Sciences Inc. ("VSI") a Delaware corporation signed an Investment Agreement ("the Agreement"). According to this Agreement, the Company issued 338,099 Ordinary Shares, par value NIS 0.01 per share which represent 25% of the fully diluted share capital of the Company in consideration for U.S.$ 3 million in cash. In addition, VSI has the right to acquire an additional 60% of the share capital of the Company in the future from the Parent Company, at the then fair market value, under certain conditions, and the Parent Company has the right to require VSI to purchase up to the remaining 75% including 15% which would be owned by employees of

                                3DV SYSTEMS LTD.

NOTE 12--SHARE CAPITAL (CONTINUED)
the Company under certain conditions ("Put/Call Rights"). The put/call rights are for the period May 15, 2000 until November 14, 2000.

    VSI is required to advance funds needed to finance the operations of the Company in fiscal years 1999 and 2000. In consideration, the Company will issue to VSI non-interest bearing, redeemable capital notes convertible into ordinary shares of the Company if the Put/Call Rights are not exercised by either the Parent Company or VSI. If the Put/Call Right is not exercised, the conversion price of the capital notes shall be based upon the valuation of the first purchase of the Company's shares. See also Note 18(d) and 18(e).

    (3) In December 1998, the Company issued to VSI 16,068 ordinary Shares of the Company, par value 0.01 per share in consideration of their par value. The issuance was executed due to the increase in the number of ordinary A shares that are subject to employee stock option plan (see Note 12(b)(1)).

TWO) EMPLOYEE STOCK OPTION PLAN

    (1) The Board of Directors of the Company, at its meeting in August 1997, approved the resolution to adopt the Company's employee stock option plan ("ESOP"), providing for the allotment without consideration of options to employees of the Company, whose eligibility will be determined from time to time by the Company's salary committee, for the purchase of up to 135,000 Ordinary Shares A of the Company of par value NIS 0.01 each. Each option will entitle the holder to purchase one Ordinary Share A of par value NIS 0.01 each at an exercise price of NIS 0.01 per option. The options vest over a period of two to four years and are exercisable for a period of eight years from the date of grant.

    The options will be allotted to a trustee who will hold them in trust on behalf of the employees, in accordance with Section 102 of the Income Tax Ordinance in Israel and related regulations.

    In December 1998, the Board of Directors of the Company resolved to increase the number of Ordinary Shares A of the Company that are reserved under the ESOP, up to 197,500.

    (2) The Board of Directors of the Company, at its meeting in August 1997, resolved to allot 15,000 Ordinary Shares A of the Company, of a par value of NIS
0.01 each, to a key employee, at a price equal to their par value. Such shares will constitute 1.23% of the Company's share capital.

    Based on the above resolutions, the options allotments are as follows:

                                                   1998             1997
                                              ---------------  ---------------
                                                 NUMBER OF        NUMBER OF
                                                  OPTIONS          OPTIONS
                                              ---------------  ---------------
Total options under the ESOP................       197,500          137,500
                                                   -------          -------
Options as of January 1.....................        60,000               --
Options granted during the year.............        71,936           60,000
                                                   -------          -------
Options as of December 31...................       131,936           60,000
                                                   -------          -------
                                                    65,564           77,500
                                                   -------          -------
                                                   -------          -------

    Management of the Company evaluated the fair value of the Company's Ordinary Shares A based upon the price per Ordinary Share in a private placement which took place on August 25, 1998 (See Note 12(a)(2)). Management's assumption is that the fair value of the Company's Ordinary Shares A grew at a

                                3DV SYSTEMS LTD.

NOTE 12--SHARE CAPITAL (CONTINUED)
fixed rate commencing the Company inception until the above private placement date. Accordingly, the Company evaluated the fair value of Ordinary Shares A, issued prior to the private placement, by the straight-line method over the period commencing the inception of the Company (at such time the Company's price per share is assumed to the U.S.$ 0 (nil)) through the private placement date, in order to compute a discount from the private placement price, for such Ordinary Shares A.

    The Company did not take into account a discount due to the fact that the Company's Ordinary Shares A do not have the right to vote as mentioned in Note 12(a)(1)(2) above because the Stock Option Plan provides that upon initial public offering, under certain other conditions, Ordinary Shares A will automatically be converted into Ordinary Shares. The Company recorded compensation cost in 1997 of U.S.$ 0 (nil) thousand due to Ordinary Shares A granted to a key employee based upon the fair value of Ordinary Shares A as described above. The Company applied APB 25 and recorded in 1998 compensation cost of U.S.$ 368 thousand (U.S.$ 117 thousand in 1997) due to the above options equal to the intrinsic value of the above options using the fair value of Ordinary Shares A as described above.

    A Company which applies APB 25 should provide pro-forma net income as if the fair value based accounting method in FAS 123 had been used to account for stock option compensation cost. Since the exercise price of the above options is a symbolic value and at this stage the Company can not estimate the standard deviation of its price per share, the Company can not measure the fair value based accounting method described in FAS 123.

    Under the ESOP as of December 31, 1998, the Company did not yet issue another 65,564 options with contingent compensation cost of U.S.$ 555 thousand.

THREE) ISSUANCE SHARES TO PARENT COMPANY AGAINST KNOW-HOW.

    In August 1997, the Company allotted 840,000 Ordinary Shares par value NIS
0.01 each to the Parent Company in consideration of the know-how which the Company received (see Note 8).

                                3DV SYSTEMS LTD.

NOTE 13--RESEARCH AND DEVELOPMENT COSTS, NET

                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                        1998             1997         * CUMULATIVE
                                                   ---------------  ---------------  ---------------
                                                   U.S.$ THOUSANDS  U.S.$ THOUSANDS  U.S.$ THOUSANDS
Salaries and related expenses (1)................         1,081              659            1,783
Patent registration expenses.....................           148               57              250
Materials........................................           356              231              665
Subcontractors...................................           209               93              302
Vehicle expenses.................................            87               64              159
Communications...................................             9               14               23
Overseas travel..................................            22               75              115
Depreciation.....................................            53               23               78
Rent and maintenance.............................            43               34               78
Professional publication.........................            76                9               85
Other............................................            35                5               41
                                                          -----            -----            -----
                                                          2,119            1,264            3,579
Less: grants received from the Chief Scientist...             1              116              117
                                                          -----            -----            -----
                                                          2,118            1,148            3,462
                                                          -----            -----            -----
                                                          -----            -----            -----
(1) Include compensation expenses in respect of
    options granted (see Note 12(b)(2))..........           368              117              485
                                                          -----            -----            -----
                                                          -----            -----            -----

------------------------

*   Cumulative amounts from the Company's inception.

                                3DV SYSTEMS LTD.

NOTE 14--GENERAL AND ADMINISTRATIVE EXPENSES

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                         1998               1997           * CUMULATIVE
                                                   -----------------  -----------------  -----------------
                                                    U.S.$ THOUSANDS    U.S.$ THOUSANDS    U.S.$ THOUSANDS
Salaries and related expenses....................            110                 96                294
Accounting services by Parent Company............             16                  8                 27
Legal and accounting.............................             29                 14                 61
Consulting.......................................              5                  5                 10
Insurance........................................             --                  1                  1
Office expenses..................................              8                  8                 24
Maintenance......................................              5                 14                 23
Communications...................................             11                 11                 24
Overseas travel..................................              7                  7                 14
Entertainment....................................              8                  6                 15
Vehicle expenses.................................             11                  6                 25
Tax of benefits..................................              6                  7                 13
Depreciation.....................................              7                  7                 15
Transporting.....................................             15                  5                 20
Other............................................              2                  3                  5
                                                             ---                ---                ---
                                                             240                198                571
                                                             ---                ---                ---
                                                             ---                ---                ---

------------------------

*   Cumulative amounts from the Company's inception.

NOTE 15--FINANCING INCOME, NET

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                         1998               1997           * CUMULATIVE
                                                   -----------------  -----------------  -----------------
                                                    U.S.$ THOUSANDS    U.S.$ THOUSANDS    U.S.$ THOUSANDS
Interest income and linkage difference relating
  to monetary items..............................            (44)                (6)               (51)
Bank charges.....................................              5                  4                 10
                                                              --                 --                 --
                                                             (39)                (2)               (41)
                                                              --                 --                 --
                                                              --                 --                 --

------------------------

*   Cumulative amounts from the Company's inception.

NOTE 16--INCOME TAXES

    ONE. The Israel tax is computed on the basis of the Company's results in nominal NIS determined for statutory purposes.

    The Company is assessed for tax purposes under the Income Tax Law (Inflationary Adjustments 1985), the purpose of which is to prevent taxation on inflationary profits.

    TWO. As of the balance sheet date the Company accumulated losses for tax purposes are approximately U.S. 2.9 million. These losses are linked to the Israeli Consumer Price Index and may be utilized against future taxable income.

                                3DV SYSTEMS LTD.

NOTE 16--INCOME TAXES (CONTINUED)
    THREE. Deferred income taxes are provided primarily for operating loss for tax purposes and for all the differences between the tax and the accounting basis of assets and liabilities bases on the tax rate that is expected to be in effect at the time the deferred income taxes will be realized. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the period that the deferred tax assets are realized. Based on all available information, Management believes that all of the deferred tax assets are not realizable. Under FAS 109, a valuation allowance was established in respect of all of the deferred tax assets because it is not more likely than not that such assets will be realized in the foreseeable future.

    FOUR.  The components of deferred tax assets and liabilities are as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                      1998             1997
                                                                 ---------------  ---------------
                                                                 U.S.$ THOUSANDS  U.S.$ THOUSANDS
Deferred tax assets:
  Employees' rights............................................             9               15
  Employee stock options.......................................           175               42
  Non deductible research and development costs................            97               23
  Know-how for tax purposes only (see Note 8) (1)..............            48               53
  Loss for tax purposes........................................         1,048              533
                                                                       ------              ---
                                                                        1,377              666
Valuation allowance (1)........................................        (1,377)            (666)
                                                                       ------              ---
                                                                           --               --
                                                                       ------              ---
                                                                       ------              ---
Statutory tax rate.............................................            36%              36%
                                                                       ------              ---
                                                                       ------              ---

------------------------

(1) The tax asset generated by the know-how was recorded against a capital reserve which was offset by the valuation allowance.

                                3DV SYSTEMS LTD.

NOTE 16--INCOME TAXES (CONTINUED)
    FIVE.  Reconciliation of theoretical tax expense to the actual tax expense:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                      1998             1997
                                                                 ---------------  ---------------
                                                                 U.S.$ THOUSANDS  U.S.$ THOUSANDS
Loss before income taxes as reported in the statements of
  operations...................................................        (2,370)          (1,344)
                                                                       ------           ------
                                                                       ------           ------
Statutory tax on the above amount (36%)........................          (853)            (484)
INCREASE IN TAXES RESULTING FROM PERMANENT DIFFERENCES:
Non-deductible operating expenses..............................             7                8
Linkage differences on loans received from Parent Company......            60               --
Others.........................................................            23               (3)
                                                                       ------           ------
                                                                         (763)            (479)

TIMING DIFFERENCES IN RESPECT OF WHICH VALUATION ALLOWANCE WERE
  RECORDED AGAINST DEFERRED TAX ASSET:
Non-deductible expenses in respect of employees' liabilities...           137               45
Non-deductible research and development expenses...............            97               23
Depreciation of know-how for tax purpose only..................            (7)              (8)
Research and Development expenses which were recorded in the
  books of last year and are tax deductible in current year....           (20)             (46)
Loss for tax purposes carried forward from last year...........          (492)             (68)
Loss for tax purposes in the current year......................         1,048              533
                                                                       ------           ------
                                                                           --               --
                                                                       ------           ------
                                                                       ------           ------

    SIX. Composition of taxes on income included in the statements of operations:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                      1998             1997
                                                                 ---------------  ---------------
                                                                 U.S.$ THOUSANDS  U.S.$ THOUSANDS
Current tax expenses...........................................            --               --
Deferred tax...................................................           711              491
Valuation allowance............................................          (711)            (491)
                                                                          ---              ---
                                                                           --               --
                                                                          ---              ---
                                                                          ---              ---

                                3DV SYSTEM LTD.

NOTE 17--RELATED PARTIES TRANSACTIONS AND BALANCES

                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                       1998               1997
                                                 -----------------  -----------------
                                                  U.S.$ THOUSANDS    U.S.$ THOUSANDS
A. TRANSACTIONS:
  Payments to:
    Parent Company.............................            101                 54
    Rafael.....................................             18                227
    Vsoft Ltd..................................             10                 11
  Accounting services by Parent Company........             16                  8
  Computers purchased from Vsoft Ltd...........             --                 15
  Leasing payments to Albar Ltd................             32                 39
  Deposit to Albar Ltd.........................             (3)                 2

                                                  DECEMBER 31,     DECEMBER 31,
                                                      1998             1997
                                                 ---------------  ---------------
                                                 U.S.$ THOUSANDS  U.S.$ THOUSANDS
B. BALANCE OF AMOUNTS DUE TO:
  Accounts payable--Current accounts:
    Parent Company.............................             2               19
    Rafael.....................................             1               48
    Vsoft Ltd..................................            --                4
  Long-term liabilities:
    Loans from Parent Company (see Note 8,
      2(b))....................................         2,109            1,711

NOTE 18--COMMITMENTS

    ONE. The Company guaranteed its commitment in respect of contracts with Albar Ltd (see Note 5). As of December 31, 1998, the maximum credit risk for these guarantees totaled U.S.$ 64 thousand.

    TWO. The Company sub-leases its premises from its Parent Company. Minimum future rental payment for a year, due under the Company and the Parent Company's lease agreement is U.S.$ 32 thousand. The rental payment is linked to the Consumer Price Index and updated by 1% each year.

    THREE. The Company is committed to pay royalties to the Government of Israel in respect of sales of product, the research and development of which were made with the participation of the Chief Scientist. The amount of royalty payment is computed on the portion of sales proceeds from such products at rates varying from 3% to 5%. The commitment is limited to the amount of the participation received, U.S.$ 117 thousand.

    FOUR. In August 1998, the Company signed a License and Manufacturing Agreement ("L&M Agreement") with VSI granting VSI exclusive, perpetual, royalty free and worldwide rights under the six initial patents as described in the L&M Agreement, to commercially exploit products in certain fields of use that incorporate, or use, component parts embodying technology developed by the Company. VSI shall have the right to sublicense certain of these rights to other assignees which shall be subject to the prior written approval of the Company. Pursuant to the L&M Agreement the Company expect to derive more revenues by selling its components to VSI or Approved Assign.

                                3DV SYSTEM LTD.

NOTE 18--COMMITMENTS (CONTINUED)
    FIVE. In August 1998, the Company signed a Collaboration agreement ("Collaboration agreement") with ASAHI Optical Co. Ltd. ("AOC") a Japanese corporation. AOC which is an Approved Assign under the L&M Agreement has licensed certain proprietary technology rights of the Company. The Collaboration agreement set forth the principles under which AOC and the Company shall cooperate with each other and negotiate in good faith the term of any collaborative research and joint development of 3D cameras or 3D imaging modules or devices, which Collaboration Agreement shall set forth the proposed scope of work for such collaboration, the costs and expenses of the project to be born by the parties and, subject to certain conditions, the rights of the parties in and to any intellectual property rights, including any patents or patent applications, arising out of any such collaboration("Developed Technologies"). The Company shall have a non-exclusive, worldwide, perpetual license to the Developed Technologies for use and incorporation in any product commercialized by the Company or components resulting from the Developed Technologies, provided that AOC shall be entitled to receive from the Company a royalty in the such case equal to 3% of the gross revenues derived by the Company from the sale of such 3DV component. The Company shall not be entitled to use the Developed Technologies or otherwise grant a license of the Developed Technologies in connection with any other collaborative research and joint development arrangement between the Company and any non-affiliate of the Company without the prior written consent of AOC.

    SIX. The Board of Directors of the Company at its meeting on December 22, 1998 adopted the Company's Stock Appreciation Plan (the "plan"). The plan shall provide key employees of the Company with special rewards corresponding to the fair market value of a specified number of VSI shares, who acquired 25% interest in the Company. In order to finance payment of the awards granted under the plan the Company has entered into an Option Agreement with RDC under which RDC granted the Company the option to purchase 75,000 share of common stock of VSI, which shares shall be sold by the Company (see Note 6).

    A participant in the plan (an employee of the Company who is awarded according to the plan) may exercise the right to receive payment of any portion of the units awarded to his/her credit, at any time and from time to time as from October 6, 1999 and until October 5, 2005 (the "Exercise Period") by delivering to the Company a written notice, stating the number of whole units payment of which is requested. The right to receive payments is limited within the exercise period only and shall subsequently expire. Any income which may accrue to the participant as a result of the plan will not be regarded as part of his salary for the purpose of any pension, severance pay, saving or other benefits applicable to employee-employer relations.

    Until the end of the year the Company has not yet granted any unit according to the plan.

    SEVEN. The Company agreed to pay to key employees a special lump sum bonus, in the event that the Company shall sell its rights in all or a major portion of its technology. The lump sum bonus will be calculated based upon the percentage of the employees shareholding in the Company.

    EIGHT. UNCERTAINTY RESULTING FROM THE YEAR 2000 ISSUE The issue of year 2000 arises because many computerized systems use two digits instead of four for identification of the year. Systems that are sensitive to dates may identify the year 2000 as 1900 or as some other date, a fact which will cause errors in the processing of data that includes dates in the year 2000. Similar problems may also occur in systems that use the digits "99" in a date field as indication of something other than the year 1999. The effects of the year 2000 issue may occur on January 1, 2000, before or after, and if they are not resolved their effects on

                                3DV SYSTEM LTD.

NOTE 18--COMMITMENTS (CONTINUED)
operations and financial reporting may range from insignificant mistakes to a significant systems failure that may affect the ability to carry on regular business operations. It is impossible to guarantee that all the aspects of the year 2000 issue effecting the Company, including those relating to the remediation efforts of customers, suppliers or other outside parties, will be solved in full.

NOTE 19--CONCENTRATION OF CURRENCY RISK--MONETARY BALANCES IN NON--U.S. DOLLAR CURRENCIES

                                                                            DECEMBER 31, 1998           DECEMBER 31, 1997
                                                                        --------------------------  --------------------------
                                                                            ISRAELI CURRENCY*           ISRAELI CURRENCY*
                                                                        --------------------------  --------------------------
                                                                          UNLINKED      LINKED**      UNLINKED      LINKED**
                                                                        -------------  -----------  -------------  -----------
                                                                             U.S.$ THOUSANDS             U.S.$ THOUSANDS
ASSETS:
Current assets:
  Cash and cash equivalents...........................................          300            --           131            --
  Accounts receivable.................................................          106            --           115            --
  Cars leasing deposits...............................................           --             7            --            10
                                                                                ---         -----           ---         -----
                                                                                406             7           246            10
                                                                                ---         -----           ---         -----
                                                                                ---         -----           ---         -----
LIABILITIES:
Current liabilities:
  Accounts payable....................................................          374            --           230            --
Non-current liabilities:
  Long-term loans from Parent Company.................................           --         2,109            --         1,711
                                                                                ---         -----           ---         -----
                                                                                374         2,109           230         1,711
                                                                                ---         -----           ---         -----
                                                                                ---         -----           ---         -----

------------------------

*   Does not include balances in U.S. dollars or linked thereto.

**  To the Israeli CPI.

NOTE 20--ADJUSTMENT TO ISRAELI GAAP

    The effect of the differences between U.S. GAAP and Israeli GAAP on the financial statements is as follows:

    (1) ON STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                                 --------------------------------
                                                      1998             1997
                                                 ---------------  ---------------
                                                 U.S.$ THOUSANDS  U.S.$ THOUSANDS
Net loss as reported...........................         2,370            1,344
Compensation expenses in respect of options
  granted......................................           368              117
                                                        -----            -----
Net loss according to Israeli GAAP.............         2,002            1,227
                                                        -----            -----
                                                        -----            -----

                                3DV SYSTEM LTD.

NOTE 20--ADJUSTMENT TO ISRAELI GAAP (CONTINUED)
    (2) ON BALANCE SHEET ITEMS

                                                   YEAR ENDED DECEMBER 31, 1998           YEAR ENDED DECEMBER 31, 1997
                                           ---------------------------------------------  ----------------------------
                                                                             AS PER
                                            AS REPORTED    ADJUSTMENT     ISRAELI GAAP     AS REPORTED    ADJUSTMENT
                                           -------------  -------------  ---------------  -------------  -------------
                                                                         U.S.$ THOUSANDS
Amount funded for employees' rights upon
  retirement.............................           61            (61)             --              17            (17)
Employees' rights upon retirement........          (63)            61              (2)            (17)            17
Accumulated loss.........................        4,043           (485)          3,558           1,673           (117)
Employees' stock options.................         (485)           485              --            (117)           117
                                                 -----            ---           -----           -----            ---
                                                 3,556             --           3,556           1,556             --
                                                 -----            ---           -----           -----            ---
                                                 -----            ---           -----           -----            ---


                                               AS PER
                                            ISRAELI GAAP
                                           ---------------

Amount funded for employees' rights upon
  retirement.............................            --
Employees' rights upon retirement........            --
Accumulated loss.........................         1,556
Employees' stock options.................            --
                                                  -----
                                                  1,556
                                                  -----
                                                  -----

                                 EXHIBIT INDEX

 EXHIBIT                                      DESCRIPTION OF EXHIBIT                                         PAGE
---------  ---------------------------------------------------------------------------------------------     -----
     3.1.(1) Restated Certificate of Incorporation of the Company, as amended to date.....................
     3.2.(2) By-laws, as amended to date..................................................................
   *10.1.(4) 1990 Stock Option Plan, as amended...........................................................
   *10.2.(4) 1993 Director Option Plan....................................................................
    10.3.(2) Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein.......................................................................
   *10.4.(2) Vision-Sciences, Inc. 401(k) Plan, as amended................................................
    10.5.(2) Supply Agreement between Machida Incorporated and Steve Onody dated August 29, 1991..........
    10.6.(2) Purchase Agreement between Vascu-Care, Inc. and Steve Onody dated August 29, 1991............
    10.7.(2) Lease between Paul D. McKeon, Trustee of Six Strathmore Road Trust and V-M Ventures
           Incorporated dated October 24, 1990, as amended by Amendment No. 1 to Lease dated September
           1, 1990......................................................................................
    10.8.(7) Amendment No. 2 to Lease between Paul D. McKeon, Trustee of Six Strathmore Road Trust and
           Vision-Sciences, Inc.........................................................................
    10.9.(7) Amendment No. 3 to Lease between Paul D. McKeon, Trustee of Six Strathmore Road Trust and
           Vision-Sciences, Inc.........................................................................
   10.10.(2) Lease between Machida Incorporated and J&J Associates dated September 1, 1990................
   10.11.(7) Renewal to Lease between Machida Incorporated and J&J Associates dated September 1, 1995.....
   10.12.(2) Lease between Machida Incorporated and South Bay Club Apartments dated July 12, 1991.........
   10.13.(2) Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Asahi
           Optical Co., Ltd. dated September 28, 1988...................................................
   10.14.(3) License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10,
           1993.........................................................................................
   10.17.(2) Distributorship Agreement dated January 1, 1991 between Storz Instrument Company and Machida
           Incorporated, as amended.....................................................................
  *10.18.(2) Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for
           employees....................................................................................
   10.19.(2) Supply Agreement between the Company and Asahi Optical Co., Ltd. dated March 16, 1992........
   10.20.(2) Royalty Agreement between Vision-Sciences, Inc. and C.R. Bard, Inc. dated December 12,
           1989.........................................................................................
   10.21.(2) Consulting Agreement between Vision-Sciences, Inc. and Richard Rothstein dated November 1,
           1991.........................................................................................
   10.22.(2) Agreement, Assumption and Release dated as of September 1, 1992 among Stephen Onody,
           Vascu-Care, Inc., Machida Incorporated and Summit Technologies, Inc..........................
   10.23.(5) Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc.
           dated April 5, 1994..........................................................................
   10.24.(7) Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc.
           dated April 5, 1995..........................................................................

 EXHIBIT                                      DESCRIPTION OF EXHIBIT                                         PAGE
---------  ---------------------------------------------------------------------------------------------     -----
   10.25.(7) Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc.
           dated February 14, 1996......................................................................
   10.26.(5) Agreement between Vision-Sciences, Inc. and Smith & Nephew Richards, Inc. dated March 28,
           1994.........................................................................................
   10.27.(6) Commercial Loan Agreement (including Security Agreement and Promissory Note) between
           Vision-Sciences, Inc. and The First National Bank of Boston dated January 24, 1995...........
   10.28.(7) Extension to Commercial Loan Agreement between Vision-Sciences, Inc. and The First National
           Bank of Boston dated November 16, 1995.......................................................
   10.29.(7) Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences,
           Inc. dated April 23, 1993....................................................................
 **10.30.(8) Investment Agreement dated as of August 6, 1998 between Vision-Sciences, Inc., 3DV Systems
           Ltd. and RDC Rafael Development Corporation Ltd..............................................
 **10.31.(8) License and Manufacturing Agreement dated as of August 6, 1998 between Vision-Sciences, Inc.
           and 3DV Systems Ltd..........................................................................
 **10.32.(8) Memorandum of Understanding dated August 6, 1998 between Vision-Sciences, Inc. and
           Imagineering, Ltd............................................................................
 **10.33.(8) License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Asahi Optical
           Co., Ltd.....................................................................................
    21.1.(1) Subsidiaries of the Company..................................................................
    23.1.  Consent of Arthur Andersen LLP...............................................................
     27.1  Financial Data Schedule......................................................................

------------------------

* Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

** Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

(2) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-53490).

(3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(4) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

(5) Incorporated by reference from the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.

(6) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(7) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(8) Incorporated by reference from the Current Report on Form 8-K dated August 20, 1998.