Form 10-Q
period 1999-06-30
VISION SCIENCES INC /DE/
filed 1999-08-13
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                                 Yes  X      No
                                     ---        ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

         COMMON STOCK, PAR VALUE OF $.01                    19,223,021
         -------------------------------                -------------------
                (Title of Class)                         (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS



Part I.    Item 1.  Financial Information                                                                    PAGE
                                                                                                             ----

                    Consolidated Balance Sheets................................................................3

                    Consolidated Statements of Operations......................................................4

                    Consolidated Statement of Stockholders' Equity.............................................5

                    Consolidated Statements of Cash Flows......................................................6

                    Notes to Consolidated Financial Statements..............................................7-10

           Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations..........................................................11-13

           Item 3.  Qualitative and Quantitative Disclosure about Market Risk.................................14


Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K .........................................................15

           Signature..........................................................................................16

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 June 30,         March 31,
                                                                   1999             1999
                                                              ---------------   --------------
                                                  ASSETS                          (AUDITED)

Current Assets:
     Cash and cash equivalents ...........................     $  1,587,925      $  2,224,863
     Marketable securities ...............................          566,390           970,608
     Accounts receivable, net of allowance for doubtful
         accounts of $133,000 and $130,000, respectively .        1,114,968         1,089,371
     Inventories .........................................          780,465           633,571
     Prepaid expenses and deposits .......................           81,837            98,692
                                                               ------------      ------------
         Total current assets ............................        4,131,585         5,017,105
                                                               ------------      ------------

Property and Equipment, at cost:
     Machinery and equipment .............................        2,781,639         2,741,919
     Furniture and fixtures ..............................          199,070           199,070
     Motor vehicles ......................................           23,956            23,956
     Leasehold improvements ..............................          308,054           279,642
                                                               ------------      ------------
                                                                  3,312,719         3,244,587
     Less-Accumulated depreciation and amortization ......        2,669,082         2,561,713
                                                               ------------      ------------
                                                                    643,637           682,874
                                                               ------------      ------------

Equity investment in 3DV Systems, Ltd. ...................        1,462,900         2,053,900
Other Assets, net of accumulated amortization of $17,000
     and $22,000, respectively ...........................          113,439           128,457
                                                               ------------      ------------
         Total assets ....................................     $  6,351,561      $  7,882,336
                                                               ------------      ------------
                                                               ------------      ------------


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acceptances payable to a bank .......................     $     86,406      $     32,333
     Accounts payable ....................................          636,646           452,378
     Accrued expenses ....................................        1,709,645         1,601,977
     Deferred development fee ............................          180,821           345,821
                                                               ------------      ------------
         Total current liabilities .......................        2,613,518         2,432,509
                                                               ------------      ------------


Stockholders' Equity:
     Common stock, $.01 par value--
         Authorized--25,000,000 shares
         Issued and outstanding--19,223,021 shares at
         June 30, 1999 and 19,212,021 shares at
         at March 31, 1999 ...............................          192,229           192,119
     Additional paid-in capital ..........................       51,843,761        51,830,808
     Accumulated deficit .................................      (48,297,947)      (46,573,100)
                                                               ------------      ------------
         Total stockholders' equity ......................        3,738,043         5,449,827
                                                               ------------      ------------
         Total liabilities and stockholders' equity ......     $  6,351,561      $  7,882,336
                                                               ------------      ------------
                                                               ------------      ------------


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                     June 30,
                                                       -----------------------------------

                                                             1999                 1998
                                                       --------------        -------------


Net sales................................              $   1,501,173           $ 1,876,735
Cost of sales............................                  1,289,142             1,564,922
                                                     ------------------    ------------------

Gross profit.............................                    212,031               311,813

Selling, general and administrative
expenses.................................                    830,399               689,962
Research and development expenses........                     51,090                52,528
                                                     ------------------    ------------------
Loss from operations.....................                   (669,458)             (430,677)

Interest income..........................                     34,175                35,481
Other income (expense), net..............                 (1,089,564)                1,233
                                                     ------------------    ------------------

Net loss.................................              $  (1,724,847)          $  (393,963)
                                                     ------------------    ------------------

Basic and diluted net loss per common
share                                                  $       (0.09)          $     (0.02)
                                                     ------------------    ------------------
                                                     ------------------    ------------------

Shares used in computing basic and diluted
net loss per common share                                   19,212,746            16,648,525
                                                     ------------------    ------------------
                                                     ------------------    ------------------






          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                 Common Stock
                                         --------------------------------
                                                                              Additional                           Total
                                           Number              $.01            Paid-in-        Accumulated       Stockholders'
                                           of Shares          Par Value         Capital          Deficit           Equity
                                         -------------      -------------    ------------     -------------      ------------

Balance, March 31, 1999
(audited)                                  19,212,021        $  192,119       $51,830,808      $(46,573,100)      $ 5,449,827

Exercise of stock options                      11,000               110            12,953           -                  13,063

Net loss                                      -                  -                -              (1,724,847)       (1,724,847)
                                         -------------      -------------    ------------     -------------      ------------

Balance, June 30, 1999                     19,223,021        $  192,229       $51,843,761      $(48,297,947)      $ 3,738,043
                                         -------------      -------------    ------------     -------------      ------------
                                         -------------      -------------    ------------     -------------      ------------













          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Three Months Ended            Three Months Ended
                                                                            JUNE 30, 1999                JUNE 30, 1998
                                                                            -------------                -------------

Cash flows from operating activities:
     Net loss........................................................     $   (1,724,847)               $   (393,963)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
       Depreciation and amortization.................................            108,954                     103,038
       Equity in losses of 3DV Systems, Ltd..........................          1,091,000                          --
       Changes in assets and liabilities:
         Accounts receivable.........................................            (25,597)                    216,118
         Inventories.................................................           (146,894)                    (31,865)
         Prepaid expenses and deposits...............................             16,855                       2,928
         Accounts payable............................................            184,268                     224,927
         Accrued expenses............................................            107,668                     (34,876)
         Deferred development fee....................................           (165,000)                         --
                                                                              -----------                 -----------
           Net cash provided by (used for) operating activities......           (553,593)                     86,307
                                                                              -----------                 -----------
Cash flows provided by (used for) investing activities
     Decrease in marketable securities...............................            404,218                     993,146
     Purchase of property and equipment..............................            (68,132)                     (1,537)
     Investment in equity of 3DV Systems, Ltd.........................          (500,000)                   (500,000)
     Decrease in other assets........................................             13,433                       6,073
                                                                              -----------                 -----------
           Net cash used for investing activities....................           (150,481)                    497,682
                                                                              -----------                 -----------

Cash flows provided by financing activities:
     Proceed from (payments of) acceptances payable to a bank........             54,073                     (42,330)
     Exercise of Stock Options.......................................             13,063                      21,316
                                                                              -----------                 -----------
           Net cash provided by financing activities.................             67,136                     (21,014)
                                                                              -----------                 -----------
Net increase (decrease) in cash and cash equivalents.................           (636,938)                    562,975
Cash and cash equivalents, beginning of period.......................          2,224,863                   1,897,905
                                                                              -----------                 -----------
Cash and cash equivalents, end of period.............................     $    1,587,925                $  2,460,880
                                                                              -----------                 -----------
                                                                              -----------                 -----------




          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest annual report to stockholders. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

         c. INVENTORIES: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                                                                        June 30,              March 31,
                                                                                          1999                   1999
                                                                                    -----------------    -----------------
                                                                                                              (audited)
                  Raw materials.................................................        $ 222,106            $  169,653
                  Work-in-process...............................................          186,752               186,806
                  Finished goods................................................          371,607               277,112
                                                                                        ---------             ---------
                                                                                        $ 780,465             $ 633,571
                                                                                        ---------             ---------
                                                                                        ---------             ---------


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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         d. DEPRECIATION AND AMORTIZATION: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

                                                                                                        Estimated
                           ASSET CLASSIFICATION                                                        USEFUL LIFE
                           --------------------                                                        -----------
                      Motor vehicles .................................................................  3    Years
                      Machinery and Equipment ........................................................  3-5  Years
                      Furniture and Fixtures .........................................................  5    Years


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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)
3.       INVESTMENTS IN ISRAEL

         (a) 3DV SYSTEMS LTD.

         In the three months ended June 30, 1999, the Company loaned $500,000 to 3DV Systems Ltd. ("3DV"), an Israeli company in which the Company has a 25% interest. The loan was a non-interest bearing Convertible Capital Note (the "Note"), issued pursuant to the Investment Agreement dated August 6, 1998 between the Company and 3DV. The issuance of the Note is part of the Company's commitment to finance the working capital needs of 3DV for calendar years 1999 and 2000. The Note is convertible into common stock of 3DV according to provisions of the Investment Agreement. The Company recorded the Note as part of its investment in 3DV.

         The Company accounts for its investment in 3DV using the equity method of accounting. Due to the Company's commitment to finance the working capital needs of 3DV, the Company absorbs 100% of the losses of 3DV. In the three-month period ended June 30, 1999 3DV incurred losses of $1,091,000, recorded as other expense by the Company.

         (b) IMAGINEERING LTD. AND VISION-SCIENCES, LTD.

         In the three months ended June 30, 1999, the Company recorded an expense relating to payments made of $165,000 to fund Imagineering Ltd. and Vision-Sciences, Ltd. This expense was offset by $165,000 of deferred development fees received from Asahi Optical Co., Ltd. ("Asahi") pursuant to the License Agreement between the Company and Asahi dated August 6, 1998.

4.       SEGMENT INFORMATION

         The Company has three reportable segments -- Medical, Industrial and Corporate. The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry. In addition, the industrial segment manufactures and repairs endoscopes for the medical segment. The corporate segment consists of certain administrative expenses beneficial to the Company as a whole and the management oversight of the Company's investment in 3DV Systems Ltd., Vision-Sciences Ltd and the Company's contractual relations with Imagineering Ltd.

         The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in 3DV Systems Ltd. The carrying value of 3DV at June 30, 1999 was $1,462,900. Data regarding management's view of the Company's segments is provided in the following table.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

4.        SEGMENT INFORMATION (CONTINUED)



Three months ended June 30,                   Medical        Industrial       Corporate        Adjustments         Total
------------------------------------------- --------------- --------------- ----------------- ---------------- -----------------

1999
Sales to external customers                    $ 607,950       $ 893,223    $       --         $    --          $    1,501,173
Intersegment sales                                --             117,070            --            (117,070)            --
Interest income, net                              --              --                34,175          --                  34,175
Operating income (loss)                        (500,713)        (16,411)         (152,334)          --               (669,458)
Depreciation and amortization                     96,128          10,830             1,996          --                 108,954
Other significant non-cash items:
Equity in losses of 3DV Systems                   --              --           (1,091,000)          --             (1,091,000)
Total assets                                   2,355,934       1,034,972         3,641,171        (680,516)          6,351,561
Expenditures for fixed assets                     66,132           2,000           --               --                  68,132

1998
Sales to external customers                    $ 967,192       $ 909,543    $      --        $      --          $    1,876,735
Intersegment sales                                --              32,908           --              (32,908)            --
Interest income, net                              --              --                35,481          --                  35,481
Operating income (loss)                        (330,627)          64,544         (164,594)          --               (430,677)
Depreciation and amortization                     90,973          12,065           --               --                 103,038
Other significant non-cash items:
Equity in losses of 3DV Systems                   --              --               --               --                 --
Total assets                                   2,861,284       1,060,650         2,960,880        (935,923)          5,946,891
Expenditures for fixed assets                      1,537          --               --               --                   1,537


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Future results may vary significantly based upon a number of important factors including, but not limited to, risks in market acceptance of new products and services and continuing demand for same, the impact of competitive products and pricing, seasonality, changing economic conditions, the ability of the Company to attain Year 2000 readiness and other risk factors detailed in the Company's most recent annual report and other filings with the Securities and Exchange Commission.

Net sales for the three months ended June 30, 1999 decreased $375,000, or 20%, compared to the prior year three-month period. During this period sales of medical products decreased by $359,000, or 37%, and sales of industrial products decreased by $16,000, or 2%.

The decrease in medical sales was due primarily to a decrease in sales of ENT endoscopes of $192,000 and decrease in sales of ENT EndoSheaths of $207,000. The decline in sales of these products was due directly to the transition from selling to one master distributor as the Company did in the fiscal period ended June 30, 1998 to selling through the Company's own independent sales representative network. This shift in strategy began April 1, 1999. The Company expected this transition to take time due to the training required of its new sales representatives, the time required to properly promote the Company's new strategy to current and future customers and to the time required to allow the former master distributor to deplete its inventory. The Company expects this transition period may continue at least through the three months ending September 30, 1999. The Company is committed to the strategy of selling directly to end users, and believes it will result in higher sales and gross profit of ENT products. However, there can be no assurance that this strategy will result in higher sales.

The decline in sales of ENT products was partially offset by an increase in sales of the Company's proprietary sigmoidoscope EndoSheaths of $126,000 in the three months ended June 30, 1999 compared to the prior year three-month period. This increase in sales is due primarily to increased demand in the three months ended June 30,1999 compared to the same period ended June 30, 1998 when demand was lower due to a price increase imposed by the Company on April 1, 1998. That price increase encouraged customers to purchase larger amounts of EndoSheaths in the fourth quarter of fiscal 1998, thus reducing demand in the first quarter of fiscal 1999. Lower sales of sigmoidoscopes, and lower sales for repairs and accessories accounted for the remainder of the reduction in medical sales.

The lower sales of industrial products in the three months ended June 30, 1999, compared to the same period in fiscal 1999 were due primarily to slightly lower demand during this period for the Company's products by the defense and aircraft maintenance markets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Gross profit for the three months ended June 30, 1999 decreased to $212,000, or 14% of net sales, compared to $312,000, or 17% of net sales for the comparable prior year three-month period. The decrease in gross profit was due primarily to the reduced volume of sales of ENT EndoSheaths, offset partially by the higher sales of sigmoidoscope EndoSheaths. The Company expects gross profit to increase significantly as sales of ENT EndoSheaths increase to levels comparable to prior fiscal periods, due primarily to higher prices for the products.

Selling, general and administrative expenses for the three-month period ended June 30, 1999 increased by 20%, or $140,000 compared to the prior year three-month period. Selling, general and administrative expenses amounted to 55% of net sales, compared to 37% in the three-month period ended June 30, 1998. The increase in these expenses was primarily attributable to increased expenses for commissions, product promotion, consulting and payroll, as the Company has increased its efforts to promote its products through its new sales channel of independent sales representatives, and to promote its new Slide-On(TM) ENT EndoSheath.

Research and development expenses for the three months ended June 30, 1999 decreased $1,400 compared to the prior year three-month period. These expenses amounted to 3% of net sales for each of the three-month periods ended June 30, 1999 and 1998.

Other expense, net for the three months ended June 30, 1999 increased by $1,091,000 due to the equity in losses of 3DV Systems that the Company recognized in the fiscal quarter ended June 30, 1999. The losses at 3DV were larger than expected due to higher expenses for product promotion incurred during the three months ended June 30, 1999. Part of the increased product promotion expenses included the exhibition in April 1999 of 3DV's new Z-Cam(TM), a 3-D camera system, at the National Broadcasters Convention in Las Vegas. The Z-Cam won an "Editors' Pick of the Show" award, and has generated interest from both computer and media companies.

The net loss per share for the three months ended June 30, 1999 was $.09, compared to $.02 per share for the same period last year. Without the equity in losses of 3DV, the loss would have been $.03 per share for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $2,154,000 in cash, cash equivalents and marketable securities, and working capital of $1,518,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At June 30, 1999, there was approximately $164,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company's cash and cash equivalents decreased by $637,000 in the three months ended June 30, 1999, due primarily to net cash used in operations of $554,000. In addition, the Company loaned $500,000 to 3DV, which was partially offset by the sale of marketable securities of $404,000.

The Company has incurred losses since its inception, and losses are expected to continue at least through the fiscal year ending March 31, 2000. The Company has funded the losses principally with the proceeds from public and private equity financings. Management believes that, in order to fund the research and development efforts at 3DV, the Company will require additional financial support for the fiscal year 2000. Management is pursuing additional sources of capital; however, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company has contacted customers and vendors with whom it has a material relationship to determine the readiness of those customers and vendors, and to determine what risks the Company might incur if those customers and vendors do not become Year 2000 ready in a timely fashion.

The Company currently estimates that the cost to attain readiness will not exceed $200,000, and that as of June 30, 1999 it has completed 95% of the work necessary to be Year 2000 ready. The Company will continue to test its procedures and equipment as the need arises. At this time the Company does not have a contingency plan, but will develop one if the need arises.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates decline. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The fair market value of marketable securities held at June 30, 1999 was $566,390.

FOREIGN CURRENCY EXCHANGE

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At June 30, 1999 the Company's liabilities relating to Japanese Yen were approximately $144,000.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits

                10.1 Employment letter between Vision-Sciences, Inc. and
                       James A. Tracy, dated July 18, 1997.
                10.2 Employment letter between Vision-Sciences, Inc. and
                       Gerald B. Lichtenberger dated October 7, 1998.
                27.  Financial Data Schedule

       (b)      Reports on Form 8-K
                None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Vision-Sciences, Inc.


Date: August 13, 1999      By:


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