Form 10-Q
period 1999-09-30
VISION SCIENCES INC /DE/
filed 1999-11-12
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-20970

                              VISION-SCIENCES, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                   13-3430173
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                  Identification Number)

      9 Strathmore Road, Natick, MA                         01760
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code                (508) 650-9971


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

                                Yes X   No
                                   ---    ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

   Common Stock, par Value of $.01                    20,082,353
          (Title of Class)                         (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS



Part I.    Item 1.  Financial Information                                                Page
                                                                                         ----
                       Consolidated Balance Sheets..........................................3

                       Consolidated Statements of Operations................................4

                       Consolidated Statement of Stockholders' Equity.......................5

                       Consolidated Statements of Cash Flows................................6

                       Notes to Consolidated Financial Statements........................7-11

           Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.......................................12-15

           Item 3.  Qualitative and Quantitative Disclosure about Market Risk..............16


Part II.   Other Information

           Item 2.  Changes in Securities and Use of Proceeds..............................17

           Item 4.  Submission of Matters to a Vote of Stockholders........................17

           Item 6.  Exhibits and Reports on Form 8-K ......................................17

           Signature.......................................................................18


                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                September 30,     March 31,
                                                                   1999              1999
                                                                ------------    ------------
                                ASSETS                                            (AUDITED)
Current Assets:
     Cash and cash equivalents ...........................   $  1,918,739    $  2,224,863
     Marketable securities ...............................        264,550         970,608
     Accounts receivable, net of allowance for doubtful
         accounts of $135,000 and $130,000, respectively .      1,149,491       1,089,371
     Inventories .........................................        787,286         633,571
     Prepaid expenses and deposits .......................         93,580          98,692
                                                             ------------    ------------
         Total current assets ............................      4,213,646       5,017,105
                                                             ------------    ------------

Property and Equipment, at cost:
     Machinery and equipment .............................      2,812,831       2,741,919
     Furniture and fixtures ..............................        199,070         199,070
     Motor vehicles ......................................         23,956          23,956
     Leasehold improvements ..............................        309,504         279,642
                                                             ------------    ------------
                                                                3,345,361       3,244,587
     Less-Accumulated depreciation and amortization ......      2,776,068       2,561,713
                                                             ------------    ------------
                                                                  569,293         682,874
                                                             ------------    ------------

Equity investment in 3DV Systems, Ltd. ...................      1,031,900       2,053,900
Other Assets, net of accumulated amortization of $19,000
     and $22,000, respectively ...........................        111,954         128,457
                                                             ------------    ------------
         Total assets ....................................   $  5,926,793    $  7,882,336
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acceptances payable to a bank .......................   $     48,788    $     32,333
     Accounts payable ....................................        635,043         452,378
     Accrued expenses ....................................      1,696,581       1,601,977
     Deferred development fee ............................         28,779         345,821
                                                             ------------    ------------
         Total current liabilities .......................      2,409,191       2,432,509
                                                             ------------    ------------

Stockholders' Equity:
     Common stock, $.01 par value--
         Authorized--25,000,000 shares
           Issued and outstanding--20,082,353 shares at
         September 30, 1999 and 19,212,021 shares at
         at March 31, 1999 ...............................        200,822         192,119
     Additional paid-in capital ..........................     52,866,355      51,830,808
     Accumulated deficit .................................    (49,549,575)    (46,573,100)
                                                             ------------    ------------
         Total stockholders' equity ......................      3,517,602       5,449,827
                                                             ------------    ------------

         Total liabilities and stockholders' equity ......   $  5,926,793    $  7,882,336
                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended               Six Months Ended
                                                     September 30,                  September 30,
                                              ----------------------------    ----------------------------
                                                  1999            1998            1999            1998
                                              ------------    ------------    ------------    ------------
Net sales .................................   $  1,855,393    $  1,965,061    $  3,356,565    $  3,841,796
Cost of sales .............................      1,382,413       1,545,838       2,671,555       3,110,760
                                              ------------    ------------    ------------    ------------

Gross profit ..............................        472,980         419,223         685,010         731,036

Selling, general and administrative
expenses ..................................        774,724         740,668       1,605,123       1,430,630
Research and development expenses .........         45,830          51,933          96,920         104,461
                                              ------------    ------------    ------------    ------------
Loss from operations ......................       (347,574)       (373,378)     (1,017,033)       (804,055)

Interest income ...........................         25,298          47,810          59,474          83,291
Other income(expense), net ................       (929,351)          4,592      (2,018,916)          5,826
                                              ------------    ------------    ------------    ------------

Net loss ..................................   $ (1,251,627)   $   (320,976)   $ (2,976,475)   $   (714,938)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share
                                              $      (0.06)   $      (0.02)   $      (0.15)   $      (0.04)
                                              ============    ============    ============    ============

Shares used in computing basic and diluted
net loss per common share .................     19,549,789      17,831,130      19,382,188      17,243,059
                                              ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                     Common  Stock
                              ---------------------------
                                                             Additional                       Total
                                  Number         $.01         Paid-in-     Accumulated     Stockholders'
                                of Shares     Par Value       Capital        Deficit          Equity
                              ------------   ------------   ------------   ------------    ------------
Balance, March 31, 1999
(audited)                       19,212,021   $    192,119   $ 51,830,808   $(46,573,100)   $  5,449,827

Exercise of stock options           37,000            370         43,880           --            44,250

Sale of common stock, net          833,332          8,333        991,667           --         1,000,000


Net loss                              --             --             --       (2,976,475)     (2,976,475)
                              ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999     20,082,353   $    200,822   $ 52,866,355   $(49,549,575)   $  3,517,602
                              ============   ============   ============   ============    ============


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Six Months Ended        Six Months Ended
                                                                         September 30, 1999      September 30, 1998
                                                                         ------------------      ------------------
Cash flows from operating activities:
     Net loss .........................................................        $(2,976,475)        $  (714,938)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
       Depreciation and amortization ..................................            217,525             214,807
       Equity in losses of 3DV Systems, Ltd. ..........................          2,022,000             290,000
       Changes in assets and liabilities:
         Accounts receivable ..........................................            (60,120)            257,070
         Inventories ..................................................           (153,715)            (58,559)
         Prepaid expenses and deposits ................................              5,112               2,746
         Accounts payable .............................................            182,665             285,000
         Accrued expenses .............................................             94,604            (210,610)
         Deferred development fee .....................................           (317,042)          1,658,758
                                                                               -----------         -----------
           Net cash provided by (used for) operating activities .......           (985,446)          1,724,274
                                                                               -----------         -----------
Cash flows provided by (used for) investing activities
     Decrease in marketable securities ................................            706,058             993,146
     Purchase of property and equipment ...............................           (100,774)            (29,137)
     Investment in 3DV Systems, Ltd. ..................................         (1,000,000)         (3,000,000)
     Decrease in other assets .........................................             13,333              11,209
                                                                               -----------         -----------
           Net cash used for investing activities .....................           (381,383)         (2,024,782)
                                                                               -----------         -----------

Cash flows provided by financing activities:
     Proceed from (payments of) acceptances payable to a bank .........             16,455               3,944
     Proceeds from the sale of common stock, net ......................          1,000,000           2,943,727
     Exercise of stock options ........................................             44,250              80,691
                                                                               -----------         -----------
           Net cash provided by financing activities ..................          1,060,705           3,028,362
                                                                               -----------         -----------
Net increase (decrease) in cash and cash equivalents ..................           (306,124)          2,727,854
Cash and cash equivalents, beginning of period ........................          2,224,863           1,897,905
                                                                               -----------         -----------
Cash and cash equivalents, end of period ..............................        $ 1,918,739         $ 4,625,759
                                                                               ===========         ===========


Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock in connection with equity
     Investment in 3DV Systems Ltd. ...................................        $      --           $   746,900
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

         c. INVENTORIES: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:


                                             September               March 31,
                                                 30,                  1999
                                                1999
                                            ------------          -------------
                                                                    (audited)
            Raw materials...................  $ 242,804             $ 169,653
            Work-in-process.................    185,857               186,806
            Finished goods..................    358,625               277,112
                                              ---------             ---------
                                              $ 787,286             $ 633,571
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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         d. DEPRECIATION AND AMORTIZATION: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:


                                                                 Estimated
                 Asset Classification                           Useful Life
                 --------------------                           -----------
            Motor vehicles ......................................  3 Years
            Machinery and Equipment ............................ 3-5 Years
            Furniture and Fixtures ................................5 Years


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

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

3.       INVESTMENTS IN ISRAEL

         (A) 3DV SYSTEMS LTD.

         In May 1999 and in August 1999, the Company loaned a total of $1,000,000 to 3DV Systems Ltd. ("3DV"), an Israeli company in which the Company has a 25% interest. The loans were non-interest bearing Convertible Capital Notes (the "Notes"), issued pursuant to the Investment Agreement dated August 6, 1998 between the Company and 3DV. The issuance of the Notes is part of the Company's commitment to finance the working capital needs of 3DV for calendar years 1999 and 2000. The Notes are convertible into common stock of 3DV according to provisions of the Investment Agreement. The Company recorded the Notes as part of its investment in 3DV.

         The Company accounts for its investment in 3DV using the equity method of accounting. Due to the Company's commitment to finance the working capital needs of 3DV, the Company absorbs 100% of the losses of 3DV. In the three-month and six-month periods ended September 30, 1999 3DV incurred losses of $931,000 and $2,022,000, respectively, recorded as other expense by the Company.

         (B) IMAGINEERING LTD. AND VISION-SCIENCES, LTD.

         In the three months and six months ended September 30, 1999, the Company recorded an expense relating to payments made of $152,042 and $317,042, respectively, to fund the contract with Imagineering Ltd. and the operations of Vision-Sciences, Ltd. These expenses were offset by $152,042 and $317,042 of deferred development fees received from Asahi Optical Co., Ltd. ("Asahi") pursuant to the License Agreement between the Company and Asahi dated August 6, 1998.

4.       SEGMENT INFORMATION

         The Company has three reportable segments - Medical, Industrial and Corporate. The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry. In addition, the industrial segment manufactures and repairs endoscopes for the medical segment. The corporate segment consists of certain administrative expenses beneficial to the Company as a whole and the management oversight of the Company's investment in 3DV Systems Ltd., Vision-Sciences Ltd and the Company's contractual relations with Imagineering Ltd.

         The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in 3DV Systems Ltd. The carrying value of 3DV at September 30, 1999 was $1,031,900.

         Data regarding management's view of the Company's segments are provided in the following table.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

4.        SEGMENT INFORMATION (CONTINUED)


Three months ended September 30,        Medical          Industrial         Corporate       Adjustments          Total
----------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
1999
Sales to external customers            $    967,520       $    887,873      $       --       $       --         $  1,855,393
Intersegment sales                             --              141,289              --           (141,289)              --
Interest income, net                           --                 --              25,298             --               25,298
Operating income (loss)                    (227,656)            32,585          (152,503)            --             (347,574)
Depreciation and amortization               100,973              5,602             1,996             --              108,571
Other significant non-cash items:
Equity in losses of 3DV Systems                --                 --            (931,000)            --             (931,000)
Total assets                              2,377,730            909,352         3,239,145         (599,434)         5,926,793
Expenditures for fixed assets                32,642               --                --               --               32,642

1998
Sales to external customers            $  1,048,130       $    916,931      $       --       $       --         $  1,965,061
Intersegment sales                             --               60,372              --            (60,372)              --
Interest income, net                           --                 --              47,810             --               47,810
Operating income (loss)                    (212,262)             1,435          (162,551)            --             (373,378)
Depreciation and amortization                99,705             12,065              --               --              111,770
Other significant non-cash items:
Equity in losses of 3DV Systems                --                 --                --               --                 --
Total assets                              2,809,510            961,492         8,082,659         (888,372)        10,965,289
Expenditures for fixed assets                27,600               --                --               --               27,600


                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

4.        SEGMENT INFORMATION (CONTINUED)


Six months ended September 30,                  Medical          Industrial         Corporate       Adjustments          Total
----------------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
1999
Sales to external customers                  $  1,575,470       $  1,781,095       $       --       $       --        $  3,356,565
Intersegment sales                                   --              258,359               --           (258,359)             --
Interest income, net                                 --                 --               59,474             --              59,474
Operating income (loss)                          (728,370)            16,174           (304,837)            --          (1,017,033)
Depreciation and amortization                     197,101             16,431              3,993             --             217,525
Other significant non-cash items:
Equity in losses of 3DV Systems                      --                 --           (2,022,000)            --          (2,022,000)
Total assets                                    2,377,730            909,352          3,239,145         (599,434)        5,926,793
Expenditures for fixed assets                      98,774              2,000               --               --             100,774

1998
Sales to external customers                  $  2,015,322       $  1,826,474       $       --       $       --        $  3,841,796
Intersegment sales                                   --               93,280               --            (93,280)             --
Interest income, net                                 --                 --               83,291             --              83,291
Operating income (loss)                          (542,888)            65,979           (327,146)            --            (804,055)
Depreciation and amortization                     190,677             24,130               --               --             214,807
Other significant non-cash items:
Equity in losses of 3DV Systems                      --                 --                 --               --                --
Total assets                                    2,809,510            961,492          8,082,659         (888,372)       10,965,289
Expenditures for fixed assets                      29,137               --                 --               --              29,137


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

Net sales for the three months ended September 30, 1999 decreased $110,000, or 6%, compared to the prior year three-month period. During this period sales of medical products decreased by $81,000, or 8%, and sales of industrial products decreased by $29,000, or 3%.

The decrease in medical sales was due primarily to a decrease in sales of EndoSheaths(R) for sigmoidoscopy of $46,000 and lower sales of repairs and accessories of $64,000. Sales of ENT EndoSheaths increased by $150,000; sales of ENT endoscopes declined $129,000.

The increase in sales of the ENT EndoSheaths is due to the shift in our strategy to selling directly to end users, compared to selling to a master distributor who would then resell to the end users. This shift began April 1, 1999. During the three months ended September 30, 1999 we shipped approximately 46,000 units of ENT EndoSheaths, compared to 50,000 units in the same period of fiscal 1999. Although the units shipped were lower than for the same period in fiscal 1999, the sales dollars were higher due primarily to the higher prices we were able to receive by selling directly to users and eliminating the distributor.

We expected this transition to take time due to the training required of our new sales representatives, the time required to properly promote our new strategy to current and future customers and to the time required to allow the former master distributor to deplete its inventory. We believe the transition period for the sales of ENT sheaths is nearing an end. However, we believe it will continue for up to the next two fiscal quarters for the ENT endoscopes, as the sales cycle for an endoscope is longer than that of a disposable sheath. We believe the hiring of our new Vice President of Sales and Marketing in September 1999 will contribute to this transition. We are committed to the strategy of selling directly to end users, and believe it will result in higher sales and gross profit of ENT products. However, there can be no assurance that this strategy will be successful.

The lower sales of industrial products in the three months ended September 30, 1999, compared to the same period in fiscal 1999 were due primarily to slightly lower demand during this period for our products by the defense and aircraft maintenance markets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net sales for the six months ended September 30, 1999 decreased by $485,000, or 13%, compared to the same period in fiscal 1999. During this period, sales of medical products declined $440,000, or 22%, and sales of industrial products declined $45,000, or 2%.

The decrease in medical sales was due primarily to lower sales of ENT endoscopes of $321,000, lower sales of ENT EndoSheaths of $57,000 and lower sales of repairs and accessories. Sales of sigmoidoscope EndoSheaths increased by $64,000 to partially offset these declines.

The lower sales of industrial products were due primarily to slightly lower demand from the defense and aircraft maintenance markets.

Gross profit for the three months ended September 30, 1999 increased to $473,000, or 25% of net sales, compared to $419,000, or 21% of net sales for the comparable prior year three-month period. The increase in gross profit was due primarily to the higher prices attained for ENT EndoSheaths, resulting from our direct sales strategy. These higher prices were partially offset by increased costs to manufacture the EndoSheaths. The increased manufacturing costs were due to startup costs associated with manufacturing our new Slide-On(TM) ENT EndoSheaths.

Gross profit for the six months ended September 30, 1999 decreased to $685,000, compared to $731,000 for the comparable prior year six-month period. Although the dollars of gross profit declined due primarily to lower sales, the percentage that gross profit bears to sales increased to 20% in the six-month period ended September 30, 1999, compared to 19% in the six-month period ended September 30, 1998. This higher gross profit percentage is due primarily to the higher prices we are able to attain by selling directly to the end users.

Selling, general and administrative expenses for the three-month period ended September 30, 1999 increased by 5%, or $34,000 compared to the prior year three-month period. Selling, general and administrative expenses amounted to 42% of net sales, compared to 38% in the three-month period ended September 30, 1998. The increase in these expenses was primarily attributable to increased expenses for payroll and recruiting costs. We hired a new Vice President of Sales & Marketing in September 1999.

For the six months ended September 30, 1999 selling, general and administrative expenses increased by $174,000, or 12%. Selling, general and administrative expenses were 48% of sales, compared to 37% of sales in the same period in fiscal 1999. The increase in these expenses was due primarily to higher expense for payrolls, commissions and product promotion.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Research and development expenses for the three months ended September 30, 1999 decreased $6,000 compared to the prior year three-month period. These expenses amounted to 2% of net sales in the three months ended September 30, 1999 and 3% of net sales in the three months ended September 30, 1998.

For the six-month period ended September 30, 1999 research and development expenses declined $7,500, and were 3% of sales for each of the six-month periods ended September 30, 1999 and 1998.

Other expense, net for the three months ended September 30, 1999 increased by $934,000 due to the equity in losses of 3DV Systems that the Company recognized in the fiscal quarter ended September 30, 1999. The losses at 3DV were larger than expected due to higher expenses for product development and product promotion incurred during the three months ended September 30, 1999. Part of the increased product promotion expenses included the exhibition in September 1999 of 3DV's new Z-Cam(TM), a 3-D camera system, at the International Broadcasters Convention in Amsterdam.

For the six months ended September 30, 1999, other expense increased by $2,025,000, due primarily to equity in losses of 3DV System Ltd. of $2,022,000.

The net loss per share for the three months ended September 30, 1999 was $.06, compared to $.02 per share for the same period last year. Without the equity in losses of 3DV, the loss would have been $.02 per share for the three months ended September 30, 1999.

The net loss per share for the six months ended September 30, 1999 was $.15, compared to $.04 per share for the six months ended September 30, 1998. Without the equity in losses of 3DV, the loss would have been $.05 per share.

Liquidity and Capital Resources

As of September 30, 1999, the Company had $2,183,000 in cash, cash equivalents and marketable securities, and working capital of $1,804,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At September 30, 1999, there was approximately $201,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

The Company's cash and cash equivalents decreased by $306,000 in the six months ended September 30, 1999, due primarily to net cash used in US operations of $695,000, offset by sales of marketable securities of $706,000. In addition, the Company loaned $1,000,000 to 3DV, which was offset by the sale of common stock to two of the Company's employee/directors for $1,000,000. The sale was approved by the Board of Directors, and occurred in August 1999. In addition, the Company used cash of $317,000 to fund its operations in Israel.

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

During the fiscal year ended March 31, 1999, the Company reviewed its telecommunications systems at its New York and Massachusetts locations. These reviews indicated the telecommunications equipment at both sites is currently Year 2000 ready.

The Company has contacted customers and vendors with whom it has a material relationship to determine the readiness of those customers and vendors, and to determine what risks the Company might incur if those customers and vendors do not become Year 2000 ready in a timely fashion.

The Company currently estimates that the cost to attain readiness will not exceed $200,000, and that as of September 30, 1999 it has completed 95% of the work necessary to be Year 2000 ready. The Company will continue to test its procedures and equipment as the need arises. At this time the Company does not have a contingency plan, but will develop one if the need arises.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates decline. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The fair market value of marketable securities held at September 30, 1999 was $264,550.

FOREIGN CURRENCY EXCHANGE

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At September 30, 1999 the Company's liabilities relating to Japanese Yen were approximately $93,000.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 1999, we issued an aggregate of 833,332 shares of our common stock to Katsumi Oneda, our President and Chief Executive Officer, and Lewis C. Pell, our Vice-Chairman of the Board of Directors. The price per share was approximately $1.20, representing aggregate proceeds to us of $1,000,000. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to an exemption from registration under Section 4(2) of the Securities Act.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

We held the 1999 Annual General Meeting of Shareholders (the "Annual Meeting") on August 24, 1999. At the Annual Meeting, the following actions were taken:

1. The stockholders re-elected Katsumi Oneda and Fred E. Silverstein, M.D. as Class II Directors, to serve for a three-year term. Holders of 15,615,380 shares of Common Stock voted for each of Mr. Oneda and Dr. Silverstein. In addition to Mr. Oneda and Dr. Silverstein, Lewis C. Pell, Gerald B. Lichtenberger and Kenneth Anstey continue to serve on the Board of Directors.

2. The stockholders ratified the appointment of Arthur Andersen LLP as our independent auditor for the current fiscal year by a vote of 15,604,090 shares of Common Stock for, 8,225 shares of Common Stock against and 25,000 shares of Common Stock not voting.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits
                None


       (b)      Reports on Form 8-K
                None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Vision-Sciences, Inc.


Date: November 12, 1999          By:


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