Form 10-Q
period 1999-12-31
VISION SCIENCES INC /DE/
filed 2000-02-11
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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

                                                    Yes X No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31,1999.

COMMON STOCK, PAR VALUE OF $.01                                    20,789,235
       (Title of Class)                                       (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS



Part I. Item 1. Financial Information                                                                               PAGE

                       Consolidated Balance Sheets................................................................     3

                       Consolidated Statements of Operations .....................................................     4

                       Consolidated Statement of Stockholders' Equity ............................................     5

                       Consolidated Statements of Cash Flows .....................................................     6

                       Notes to Consolidated Financial Statements.................................................  7-11

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................................  12-16
           Item 3.  Qualitative and Quantitative Disclosure about Market Risk....................................  16- 17

Part II.   Other Information

           Item 2.  Changes in Securities and Use of Proceeds......................................................   18

           Item 6.  Exhibits and Reports on Form 8-K ..............................................................   18

           Signature ..............................................................................................   19


                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 31,               March 31,
                                                                                 1999                     1999
                                                                          ------------------      -----------------
                                                                                                       (AUDITED)
                                  ASSETS
Current Assets:
     Cash and cash equivalents..................................            $  1,579,708            $  2,224,863
     Marketable securities......................................                 261,950                 970,608
     Accounts receivable, net of allowance for doubtful
         accounts of $133,000 and $130,000, respectively........                 959,220               1,089,371
     Inventories................................................               1,000,656                 633,571
     Prepaid expenses and deposits..............................                 106,966                  98,692
                                                                             -----------             -----------
         Total current assets...................................               3,908,500               5,017,105
                                                                             -----------             -----------

Property and Equipment, at cost:
     Machinery and equipment....................................               2,855,698               2,741,919
     Furniture and fixtures.....................................                 201,104                 199,070
     Motor vehicles.............................................                  36,308                  23,956
     Leasehold improvements.....................................                 313,155                 279,642
                                                                             -----------            -------------
                                                                               3,406,265               3,244,587
     Less-Accumulated depreciation and amortization.............               2,875,375               2,561,713
                                                                             -----------            ------------
                                                                                 530,890                 682,874
                                                                              ----------            ------------

Equity investment in 3DV Systems, Ltd.......................                     476,500               2,053,900
Other Assets, net of accumulated amortization of $20,000
     and $22,000, respectively..................................                 110,368                 128,457
                                                                          --------------            ------------
         Total assets...........................................            $  5,026,258            $  7,882,336
                                                                            ============            ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Acceptances payable to a bank..............................            $     81,943            $     32,333
     Accounts payable...........................................                 432,915                 452,378
     Accrued expenses...........................................               1,637,726               1,601,977
     Deferred development fee ..................................                  14,621                 345,821
                                                                               ---------              -----------
         Total current liabilities..............................               2,167,205                2,432,509
                                                                               ---------              -----------

Stockholders' Equity:
     Common stock, $.01 par value--
         Authorized--25,000,000 shares
           Issued and outstanding--20,789,235 shares at
         December 31,1999 and 19,212,021 shares at
         at March 31, 1999......................................                 207,891                 192,119
     Additional paid-in capital.................................              53,474,623              51,830,808
     Accumulated deficit........................................            (50,823,461)            (46,573,100)
                                                                            ------------           -------------
         Total stockholders' equity.............................               2,859,053               5,449,827
                                                                            ------------            ------------
         Total liabilities and stockholders' equity.............            $  5,026,258            $  7,882,336
                                                                            ============            ============


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended                         Nine Months Ended
                                                          December 31,                              December 31,
                                               ------------------------------------     --------------------------------------
                                                     1999                1998                   1999                 1998
                                               ---------------    -----------------    -----------------     -----------------

Net sales..................................     $ 1,861,488        $ 1,942,554            $ 5,218,053           $  5,784,350
Cost of sales..............................       1,262,256          1,652,325              3,933,811              4,763,085
                                                -------------      -------------        -------------         ---------------

  Gross profit.............................         599,232            290,229              1,284,242              1,021,265

Selling, general and administrative expenses        792,552            733,593              2,397,675              2,164,223
Research and development expenses............        46,958             52,369                143,878                156,830
                                                -------------    -----------------    ------------------    ------------------
  Loss from operations.....................        (240,278)          (495,733)            (1,257,311)            (1,299,788)
Interest income............................          26,517             54,845                 85,990                138,136
Other income(expense), net.................      (1,055,142)             6,460             (3,074,058)                12,286
                                                -------------    -----------------    ------------------    ------------------

  Net loss.................................     $(1,268,903)        $ (434,428)           $(4,245,379)           $(1,149,366)
                                                =============    =================    ===================    =================

Basic and diluted net loss per common share
                                                $     (0.06)        $    (0.02)          $      (0.22)           $     (0.06)
                                                =============    =================    ==================    ==================

Shares used in computing basic and diluted
net loss per common share..............          20,210,231         19,211,021             19,659,206             17,901,432
                                                =============    =================    ==================    ==================



          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                             Common  Stock
                                  ------------------------------------
                                                                                Additional                                Total
                                        Number              $.01                 Paid-in-           Accumulated        Stockholders'
                                      of Shares           Par Value              Capital               Deficit           Equity
                                  -----------------    ----------------      ----------------      ---------------   --------------
Balance, March 31, 1999
(audited)
                                     19,212,021          $ 192,119             $51,830,808           $(46,573,100)       $ 5,449,827

Exercise of stock options               134,126              1,341                 158,246                -                 159,587
Sale of common stock, net             1,443,088             14,431               1,485,569                -               1,500,000
Foreign exchange gain (loss)                  -               -                      -                   (4,982)             (4,982)
Net loss                                      -               -                      -               (4,245,379)         (4,245,379)
                                  -----------------    ----------------      ----------------      ---------------   --------------
Balance, December 31,1999            20,789,235          $ 207,891             $53,474,623         $(50,823,461)        $ 2,859,053
                                  -----------------    ----------------      ----------------      ---------------   --------------
                                  -----------------    ----------------      ----------------      ---------------   --------------


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Nine Months Ended            Nine Months Ended
                                                                          December 31,1999             December 31,1998
                                                                        -------------------          ---------------------
Cash flows from operating activities:
     Net loss........................................................     $   (4,245,379)               $ (1,149,366)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
       Depreciation and amortization.................................            318,418                     326,450
       Equity in losses of 3DV Systems, Ltd..........................          3,077,400                     997,000
       Changes in assets and liabilities:
         Accounts receivable.........................................            130,151                     (38,940)
         Inventories.................................................           (367,085)                   (204,965)
         Prepaid expenses and deposits...............................             (8,274)                    (47,798)
         Accounts payable............................................            (19,463)                    298,502
         Accrued expenses............................................             35,749                    (185,672)
         Deferred development fee....................................           (331,200)                    803,384
                                                                          ---------------               ------------
           Net cash provided by (used for) operating activities......         (1,409,683)                    798,595
                                                                          ---------------               ------------
Cash flows provided by (used for) investing activities
     Decrease in marketable securities...............................            708,658                     993,146
     Purchase of property and equipment..............................           (161,678)                    (97,113)
     Investment in 3DV Systems, Ltd..................................         (1,500,000)                 (3,000,000)
     Decrease in other assets........................................             13,333                      16,436
                                                                          ---------------               -------------
           Net cash used for investing activities....................           (939,687)                 (2,087,531)
                                                                          ---------------               -------------

Cash flows provided by financing activities:
     Foreign exchange losses.........................................             (4,982)                       -
     Proceed from acceptances payable to a bank......................             49,610                      14,532
     Proceeds from the sale of common stock, net.....................          1,500,000                   2,943,727
     Exercise of stock options.......................................            159,587                      80,691
                                                                          ---------------               -------------
           Net cash provided by financing activities.................          1,704,215                   3,038,950
                                                                          ---------------               -------------
Net increase (decrease) in cash and cash equivalents.................           (645,155)                  1,750,014
Cash and cash equivalents, beginning of period.......................          2,224,863                   1,897,905
                                                                          ---------------               -------------
Cash and cash equivalents, end of period.............................        $ 1,579,708                $  3,647,919
                                                                          ===============               =============

Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock in connection with equity
     Investment in 3DV Systems Ltd...................................       $      -                   $     746,900
                                                                          ===============              ==============




          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     c. INVENTORIES: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:


                                                                                  December 31,              March 31,
                                                                                     1999                     1999
                                                                             --------------------       -----------------
                                                                                                            (audited)
          Raw materials.................................................         $ 286,481                 $  169,653
          Work-in-process...............................................           147,920                    186,806
          Finished goods................................................           566,255                    277,112
                                                                                 ---------                  ---------
                                                                               $ 1,000,656                  $ 633,571
                                                                               ===========                  =========


          Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          d. DEPRECIATION AND AMORTIZATION: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:


                                                                                 Estimated
                   ASSET CLASSIFICATION                                         Useful Life
                                                                                -----------
                Motor vehicles .........................................            3 Years
                Machinery and Equipment.................................          3-5 Years
                Furniture and Fixtures..................................            5 Years


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

          g. FOREIGN CURRENCY TRANSACTIONS: In accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION, the Company charges foreign currency exchange gains or losses, in connection with its purchases of products from vendors in Japan, to operations, and charges foreign exchange translation gains and losses to retained earnings.

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

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

3.   INVESTMENTS IN ISRAEL

     3DV SYSTEMS LTD.

     In May and August 1999, the Company loaned a total of $1,000,000 to 3DV Systems Ltd. ("3DV"), an Israeli company in which the Company had a 25% interest. The loans were non-interest bearing Convertible Capital Notes (the "Notes"), issued pursuant to the Investment Agreement dated August 6, 1998 between the Company and 3DV. The issuance of the Notes was part of the Company's commitment to finance the working capital needs of 3DV for calendar years 1999 and 2000. The Notes are convertible into common stock of 3DV according to provisions of the Investment Agreement. The Company recorded the Notes as part of its investment in 3DV.

     In November 1999, 3DV completed a Share Subscription Agreement (the "SSA"), among the Company, Mr. Jeff Braun, Discount Investment Corporation ("DIC"), PEC Israel Economic Corporation ("PEC") and Elron Electronic Industries Ltd. ("Elron"). The purpose of the SSA was to raise $4.5 million of new equity capital for 3DV. The Company's portion of the SSA was $1.5 million. That investment is comprised of the Company's Notes, and an additional $500,000 in cash invested on December 23, 1999.

     Mr. Braun was co-founder and Chairman of Maxis Corporation, acquired in 1997 by Electronic Arts (Nasdaq NM: ERTS), and is recognized as one of the leading technology innovators in the multimedia industry. DIC, based in Israel, is a subsidiary of the I.D.B. Holding Group and invests and participates in the initiation, development and direction of a diverse portfolio of business enterprises, in the areas of industry, electronics, communications, retail services, real estate, investments and finance. PEC is a subsidiary of DIC. Elron (Nasdaq NM: ELRNF) is a multinational high technology holding company whose operations serve the defense, communications, medical, information technology and other markets.

     Upon the closing of the SSA, the Company's Notes converted into common stock of 3DV which, with the current common stock of 3DV held by the Company and the new common stock issued to the Company and the other investors, resulted in the Company owning approximately 26% of the fully diluted share capital of 3DV.

     As part of the SSA in November 1999, the Company and 3DV executed an Amendment to the Investment Agreement signed on August 6, 1998. Upon completion of investments totaling $3 million or more, which occurred with the Company's investment of $500,000 on December 23, 1999, the Amendment deleted Sections 3 and 4 of the Investment Agreement. The deletion of these sections eliminated the Company's option to purchase the remaining outstanding shares of 3DV under certain conditions, and exempted the Company from guaranteeing the working capital requirements of 3DV.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

3.   INVESTMENTS IN ISRAEL (CONTINUED)

     The Company accounts for its investment in 3DV using the equity method of accounting. Due to the Company's commitment to finance the working capital needs of 3DV, the Company absorbed 100% of the losses of 3DV up through December 23, 1999. Subsequent to December 23, 1999, the Company will continue to account for its investment in 3DV using the equity method of accounting. However, after December 23, 1999 the Company has included only its proportional share of 3DV's losses, not 100% of 3DV's losses. In the three-month and nine-month periods ended December 31, 1999, the Company recognized other expense of $1,055,400 and $3,077,400, respectively, as its portion of the losses of 3DV.

     IMAGINEERING LTD. AND VISION-SCIENCES, LTD.

     In the three months and nine months ended December 31, 1999, the Company made payments of $50,000 and $367,041, respectively, to fund the contract with Imagineering Ltd. and the operations of Vision-Sciences, Ltd. These payments were offset by $331,200 of deferred development fees received from Asahi Optical Co., Ltd. ("Asahi") pursuant to the License Agreement between the Company and Asahi dated August 6, 1998, and an increase in the Company's investment in Vision-Sciences, Ltd.

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

     The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV Systems Ltd. The carrying value of 3DV at December 31, 1999 was $476,500. Data regarding management's view of the Company's segments are provided in the following table.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

4.   SEGMENT INFORMATION (CONTINUED)


Three months ended December 31,               Medical          Industrial         Corporate       Adjustments          Total
--------------------------------------------------------------------------------------------------------------------------------
1999
Sales to external customers                $  919,513          $ 941,975        $     -           $     -            $ 1,861,488
Intersegment sales                               -               172,340              -             (172,340)               -
Interest income, net                             -                  -               26,517              -                 26,517
Operating income (loss)                      (133,635)            20,912          (127,555)             -               (240,278)
Depreciation and amortization                  94,847              3,961             2,084              -                100,892
Other significant non-cash items:
Equity in losses of 3DV Systems                  -                  -           (1,055,400)             -             (1,055,400)
Total assets                                2,415,368            821,364         2,409,174          (619,648)          5,026,258
Expenditures for fixed assets                  39,244               -               21,660              -                 60,904

1998
Sales to external customers               $ 1,143,130          $ 799,424        $     -           $     -            $ 1,942,554
Intersegment sales                               -                52,708              -              (52,708)               -
Interest income, net                             -                  -               54,845              -                 54,845
Operating income (loss)                      (268,911)           (69,301)         (157,521)             -               (495,733)
Depreciation and amortization                  98,722             10,925             1,996              -                111,643
Other significant non-cash items:
Equity in losses of 3DV Systems                  -                  -                 -                 -                   -
Total assets                                3,264,053          1,163,738         6,421,775        (1,125,051)          9,724,515
Expenditures for fixed assets                  67,976               -                 -                 -                 67,976




Nine months ended December 31,                Medical          Industrial         Corporate          Adjustments          Total
---------------------------------------------------------------------------------------------------------------------------------
1999
Sales to external customers                $ 2,494,982         $ 2,723,071      $      -             $      -        $ 5,218,053
Intersegment sales                                -                430,699             -                (430,699)           -
Interest income, net                              -                   -              85,990                 -             85,990
Operating income (loss)                       (862,004)             37,085         (432,392)                -         (1,257,311)
Depreciation and amortization                  291,948              20,393            6,077                 -            318,418
Other significant non-cash items:
Equity in losses of 3DV Systems                   -                -             (3,077,400)                -         (3,077,400)
Total assets                                 2,415,368             821,364        2,409,174             (619,648)      5,026,258
Expenditures for fixed assets                  138,018               2,000           21,660                 -            161,678

1998
Sales to external customers                $ 3,158,452         $ 2,625,898      $      -            $       -        $ 5,784,350
Intersegment sales                                -                145,988             -                (145,988)           -
Interest income, net                              -                  -              138,136                 -            138,136
Operating income (loss)                       (811,799)             (3,322)        (484,667)                -         (1,299,788)
Depreciation and amortization                  289,399              35,055            1,996                 -            326,450
Other significant non-cash items:
Equity in losses of 3DV Systems                   -                   -                -                    -              -
Total assets                                 3,264,053           1,163,738        6,421,775           (1,125,051)      9,724,515
Expenditures for fixed assets                   97,113                -                -                    -             97,113


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

Net sales for the three months ended December 31, 1999 decreased $81,000, or 4%, compared to the prior year three-month period. During this period sales of medical products decreased by $224,000, or 20%, and sales of industrial products increased by $143,000, or 18%.

The decrease in medical sales was due primarily to a decrease in sales of ENT endoscopes of $331,000, offset partially by an increase in the sales of ENT EndoSheaths(R) of $93,000, or 24%.

The increase in sales dollars of the ENT EndoSheaths is due to the shift in our strategy to selling directly to end users, compared to selling to a master distributor who would then resell to the end users. This shift began April 1, 1999. During the three months ended December 31, 1999, we shipped approximately 43,000 units of ENT EndoSheaths, compared to 51,000 units in the same period of fiscal 1999. Although the number of units shipped was lower than for the same period in fiscal 1999, the sales dollars were higher due primarily to the higher prices we were able to receive by selling directly to users and eliminating the distributor.

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

The higher sales of industrial products in the three months ended December 31, 1999, compared to the same period in fiscal 1999 were due primarily to higher demand during this period for our products by the aircraft maintenance and defense markets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Net sales for the nine months ended December 31, 1999 decreased by $566,000, or 10%, compared to the same period in fiscal 1999. During this period, sales of medical products declined $663,000, or 21%, and sales of industrial products increased $97,000, or 4%.

The decrease in medical sales was due primarily to lower sales of ENT endoscopes of $653,000, offset partially by higher sales of ENT EndoSheaths of $35,000 and higher sales of sigmoidoscope EndoSheaths of $86,000.

The higher sales of industrial products were due primarily to slightly higher demand from the aircraft maintenance and defense markets.

Gross profit for the three months ended December 31, 1999 increased to $599,000, or 32% of net sales, compared to $290,000, or 15% of net sales for the comparable prior year three-month period. The increase in gross profit was due primarily to the higher prices attained for ENT EndoSheaths, resulting from our direct sales strategy. We have also come down the learning curve in manufacturing our Slide-On(TM) ENT EndoSheath, leading to higher absorption of fixed manufacturing overhead. In addition, the higher volume of industrial products yielded better utilization of fixed manufacturing costs.

Gross profit for the nine months ended December 31, 1999 increased to $1,284,000, compared to $1,021,000 for the comparable prior year nine-month period. The percentage that gross profit bears to sales increased to 25% in the nine-month period ended December 31, 1999, compared to 18% in the nine-month period ended December 31, 1998. This higher gross profit percentage is due primarily to the higher prices we are able to attain by selling directly to the end users. These higher prices were partially offset by increased startup costs to manufacture the new Slide-On ENT EndoSheaths during the first two fiscal quarters.

Selling, general and administrative expenses for the three-month period ended December 31, 1999 increased by 8%, or $59,000 compared to the prior year three-month period. Selling, general and administrative expenses amounted to 43% of net sales, compared to 38% in the three-month period ended December 31, 1998. The increase in these expenses was primarily attributable to increased payroll costs and higher expenses for commissions paid to our independent sales representatives.

For the nine months ended December 31, 1999 selling, general and administrative expenses increased by $233,000, or 11%. Selling, general and administrative expenses were 46% of sales, compared to 37% of sales in the same period in fiscal 1999. The increase in these expenses was due primarily to higher expense for payrolls, commissions and product promotion.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses for the three months ended December 31, 1999 decreased $5,000 compared to the prior year three-month period. These expenses amounted to 3% of net sales in the three- month periods ended December 31, 1999 and 1998.

For the nine-month period ended December 31, 1999 research and development expenses declined $13,000, and were 3% of sales for the nine-month periods ended December 31, 1999 and 1998.

Other expense, net for the three months ended December 31, 1999 increased by $1,062,000 due to the equity in losses of 3DV Systems that the Company recognized in the fiscal quarter ended December 31, 1999 of $1,055,400. The losses at 3DV were similar to prior fiscal quarters, as 3DV continues in its development stage operations.

For the nine months ended December 31, 1999, other expense increased by $3,086,300, due primarily to equity in losses of 3DV System Ltd. of $3,077,400.

The net loss per share for the three months ended December 31, 1999 was $.06, compared to $.02 per share for the same period last year. Without the equity in losses of 3DV, the loss would have been $.01 per share for the three months ended December 31, 1999.

The net loss per share for the nine months ended December 31, 1999 was $.22, compared to $.06 per share for the nine months ended December 31, 1998. Without the equity in losses of 3DV, the loss would have been $.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had $1,842,000 in cash, cash equivalents and marketable securities, and working capital of $1,741,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At December 31, 1999, there was approximately $168,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

Inventories increased $367,000 in the nine months ended December 31, 1999, due primarily to increases in inventories of medical products of $261,000 and increases in industrial inventories of $106,000. The increase in medical products was due primarily to increases in the quantities of finished sheaths for both sigmoidoscopes and ENT scopes. These increases were due to anticipation of increases in demand, improved manufacturing efficiencies and as a precaution against any unforeseen events related to the Year 2000 problem. The Company did not want to risk health care professionals not being able to access the Company's products if they incurred unforeseen events related to the Year 2000 problem. The Company does not know of any customer who has experienced any significant problem regarding the change in dates to 2000. The Company continually reviews inventory levels, and will continue to establish inventory levels that it believes are consistent with demand for its products and other market circumstances. The increase in inventory of industrial products was due primarily to the timing of purchases of raw materials for industrial scopes.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's cash and cash equivalents decreased by $645,000 in the nine months ended December 31, 1999, due primarily to net cash used in US operations of $1,018,000, offset by sales of marketable securities of $709,000. In addition, the Company loaned $1,500,000 to 3DV, which was offset by sales of common stock to two of the Company's employee/directors for $1,500,000. The sales were approved by the Board of Directors, and occurred in August and December 1999. In addition, the Company used cash of $336,000 to fund its operations in Israel.

The Company has incurred losses since its inception, and losses are expected to continue at least through the fiscal year ending March 31, 2000. The Company has funded the losses principally with the proceeds from public and private equity financings. Management believes that, after the refinancing at 3DV is completed, the Company will not be required to fund operations at 3DV. Management continues to pursue additional sources of capital; however, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

The Company has contacted customers and vendors with whom it has a material relationship to determine the readiness of those customers and vendors, and to determine what risks the Company might incur if those customers and vendors do not become Year 2000 ready in a timely fashion.

The Company currently estimates that the cost to attain readiness did not exceed $200,000, and that as of December 31,1999 it has completed 95% of the work necessary to be Year 2000 ready. The Company will continue to test its procedures and equipment as the need arises. At this time the Company does not have a contingency plan, but will develop one if the need arises.

The Company is not aware of any significant problems that have occurred to date relating to the Year 2000 problem.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates decline. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The fair market value of marketable securities held at December 31, 1999 was $261,950.

FOREIGN CURRENCY EXCHANGE

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At December 31, 1999 the Company's liabilities relating to Japanese Yen were approximately $125,000.

        ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
                                   (CONTINUED)

FOREIGN CURRENCY EXCHANGE (CONTINUED)

The Company faces exposure, due to the cash required to support Vision-Sciences, Ltd., its Israeli subsidiary, to adverse movements in the value of the New Israel Shekel (NIS). This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required.

At December 31, 1999, the Company had no open forward currency contracts.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

In December 1999, we issued an aggregate of 609,756 shares of our common stock to Katsumi Oneda, our President and Chief Executive Officer, and Lewis C. Pell, our Vice-Chairman of the Board of Directors. The price per share was approximately $.82, representing aggregate proceeds to us of $500,000. The shares of common stock in both of these sales were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to an exemption from registration under Section 4(2) of the Securities Act.

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

Date: February 11, 2000    By:


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