Form 10-K
period 2000-03-31
VISION SCIENCES INC /DE/
filed 2000-06-29
CIK 894237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

    Aggregate market value of Common Stock held by non-affiliates of the Registrant as of May 26, 2000 based upon the last sale price of the Common Stock on the Nasdaq SmallCap
Market as reported by Nasdaq:                                        $13,042,915

    Number of shares outstanding of the Registrant's Common Stock as of May 26,
2000                                                                  20,933,413

    Documents incorporated by reference: Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    This Annual Report on Form 10-K contains forward-looking statements, including statements about new product introductions, expectations as to future sales of the products of Vision-Sciences, Inc. (the "Company"), the availability of supplies, the sufficiency of the Company's capital resources to meet anticipated capital requirements, the Company's intentions to continue selling through its indirect sales force and the Company's expectations as to future expenditures, including research and development expenditures. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the availability of capital resources, the availability of third-party reimbursement, government regulation, commercialization and technological difficulties, general economic conditions and other risks detailed below. See "Certain Factors That May Affect the Company's Future Operating Results."

    The Company develops, manufactures and markets products for endoscopy which have infection control and economic advantages over conventional flexible endoscopes. The Company has developed, and is marketing, proprietary flexible endoscope systems designed to eliminate the risk of cross-contamination to patients and health-care professionals and that also provide quick changeover between patients by eliminating the difficult task of cleaning the endoscopes. The risk of cross-contamination results from the reuse of conventional flexible endoscopes. The Company's systems consist of two main components--a proprietary sterile disposable sheath, known as an EndoSheath-Registered Trademark- System ("EndoSheath") and a reusable flexible endoscope incorporating the Company's proprietary design. The EndoSheath is designed to cover all surfaces of the endoscope that come in contact with the patient and contains the air, water, suction and accessory channels that are a part of conventional flexible endoscopes, thus providing a contamination-free instrument and substantially reducing the burdensome cleaning required of conventional flexible endoscopes. The Company has developed a family of disposable EndoSheath/reusable flexible endoscope systems for gastrointestinal ("GI") endoscopy and began commercial shipments of its first such system, a fiberoptic sigmoidoscope, in April 1993.

    The Company also manufactures and sells disposable EndoSheaths for use with certain conventional nasopharyngo-laryngoscopes ("ENT endoscopes") currently sold by the Company and other manufacturers. In December 1992 the Company began commercial shipments of its first such EndoSheath, for use with one of its ENT endoscopes. In January 1993 the Company received clearance from the U.S. Food and Drug Administration (the "FDA") to market four additional disposable EndoSheaths for use with certain other ENT endoscopes. In February 1994 the Company received clearance from the FDA to market its black and white CCD video sigmoidoscope and EndoSheath system. In February 1995 the Company received clearance from the FDA to market its 130 cm length fiberoptic colonoscope and EndoSheath system and its fiberoptic gastroscope and EndoSheath system. In December 1995 the Company received clearance from the FDA to market its fiberoptic ENT scope. In December 1996 the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath system. In
January 1997 the Company received clearance from the FDA to market its color video sigmoidoscope. In April 1999 the Company received clearance from the FDA to market its Slide-On-TM- EndoSheath for use with not only the Company's ENT endoscope, but also for ENT endoscopes of other companies.

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

    Rigid endoscopes generally utilize a stainless steel tube encasing a series of high resolution lenses to transmit the optical image. Most rigid endoscopes do not contain the channels that are characteristic of flexible endoscopes. Rigid endoscopes are currently utilized for diagnostic and surgical procedures such as arthroscopy, laparoscopy, and urological and gynecological procedures. While rigid endoscopes for other medical applications, such as bronchoscopes, sigmoidoscopes, and nasopharyngo-laryngoscopes are still marketed, they have largely been supplanted by flexible endoscopes, which offer improved patient comfort and better handling capabilities. The Company does not currently plan to manufacture endoscopes for the rigid endoscope market.

APPLICATIONS

    Flexible endoscopes are widely used in hospitals, clinics and physicians' offices, primarily on an outpatient basis. The Company's flexible endoscopes are designed primarily for screening, diagnostic and therapeutic procedures in fields such as gastroenterology, surgery, primary care, otolaryngology (ear-nose-throat medicine, or "ENT") and pulmonary medicine. The Company estimates, based on various industry sources, that approximately 20 million flexible endoscopic procedures in these fields were performed in the United States in 1995.

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

PROBLEMS WITH CONVENTIONAL FLEXIBLE ENDOSCOPES

    While endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes present a number of health risks and problems to both patients and medical personnel. Conventional flexible endoscopes are intended for repeated use in hundreds of procedures and, with each use, come in contact with some combination of the patient's blood, tissue, mucus, saliva and stool. Therefore, a conventional flexible endoscope must be meticulously manually cleaned and disinfected after each procedure. However, the design of conventional flexible endoscopes makes it difficult to attain high-level disinfection after cleaning. As a result, the repeated use of conventional flexible endoscopes and the difficulty in thoroughly cleaning and disinfecting them after each use create the following problems:

    - Patients, and to a lesser degree the physicians using the flexible endoscopes and the nurse assistants cleaning them, are exposed to the risk of infection from contaminated endoscopes that results from their repeated use.

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

COMPANY STRATEGY

    The Company's primary business strategy is to develop, manufacture and market products for endoscopy which have infection-control and economic advantages over conventional flexible endoscopes. To implement this strategy, the Company has developed, and is marketing and selling, proprietary flexible endoscope systems which consist of two main components--a proprietary sterile disposable sheath, known as an EndoSheath, and a reusable flexible endoscope incorporating the Company's proprietary design. In particular, the Company has developed, and is marketing and selling, a family of disposable EndoSheath/ reusable flexible endoscope systems for gastrointestinal endoscopy and pulmonary endoscopy. The Company has also developed, and is marketing and selling, ENT EndoSheaths for use with certain conventional flexible ENT endoscopes currently sold by the Company and by other manufacturers.

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

    - It reduces endoscope "down time" since there is little delay before an endoscope is ready for use in the next procedure, and thereby allows hospitals and clinics to stock a smaller number of flexible endoscopes.

    - It increases the number of patients physicians can examine in a given period of time due to the reduced delay in endoscope processing between procedures.

    During the fiscal years ended March 31, 1999 and 2000, the Company has also pursued a strategy of exploring diversification toward the development of improved endoscopes and related imaging devices. Included in these exploratory areas have been the following:

    - The use of advanced CMOS sensors in video endoscopes, in order to reduce their cost and size over traditional CCD sensored video endoscopes.

    - The use of 3-Dimensional visualization enhancements to improve the perception of endoscopic images for both medical and industrial markets.

    These areas of exploration have been undertaken through an agreement with Imagineering, Ltd. and through an investment in 3DV Systems Ltd., two Israeli corporations. The goal of these investigations has been to analyze opportunities to further leverage the Company's core competencies in its current markets, while at the same time analyzing new technologies the Company may develop or acquire to enhance its offerings.

PRODUCTS AND PRODUCT DEVELOPMENT PROGRAMS

    The Company's primary products include proprietary flexible endoscopes, EndoSheaths and related products for a variety of medical applications. In addition, the Company currently manufactures and sells borescopes
(endoscope-like devices for industrial applications), and related products.

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

    Conventional flexible endoscopes generally include fiberoptic bundles or video cameras for image production, a series of channels for delivery of air, water, suction, and accessory devices and an operator body containing user control knobs. The Company's proprietary design separates these features between the disposable EndoSheath and the reusable endoscope. The Company's proprietary flexible endoscopes include the lighting, imaging and operator control features necessary to perform the intended medical procedures. The endoscopes also include microswitches instead of valves, and control knobs that may be removed for sterilization. The EndoSheaths, which are designed to cover all surfaces of the endoscope that come in contact with the patient, contain the air, water, suction and accessory channels that are a part of conventional flexible endoscopes, thus eliminating the need to clean these channels. The Company believes, based upon its own quality assurance testing of this product and physicians who have purchased and are using the system, that this product functions clinically in essentially the same manner as conventional flexible endoscopes, requiring no retraining of personnel or changes in procedural techniques.

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

ENT ENDOSHEATHS AND ENDOSCOPES

    The Company has developed EndoSheaths for use with its own ENT endoscope and with ENT endoscopes manufactured by other companies. ENT endoscopes do not contain air, water, suction, or accessory channels and, therefore, do not require the Company's proprietary flexible endoscope design in order to be used with an EndoSheath. In addition, because ENT endoscopes do not contain channels, the EndoSheath covers the distal end of the endoscope thus making these EndoSheaths a simpler and less expensive product. The Company received FDA clearance of its 510(k) Pre-market Notification for its first ENT EndoSheath in October 1992 and began commercial shipments of this product in December 1992. In January 1993, the Company received FDA clearance of its 510(k) Pre-market Notification covering four additional disposable EndoSheaths for use with the Company's other ENT endoscope, two ENT endoscopes sold by Pentax Precision Instrument Corporation ("Pentax"), and an ENT endoscope sold by Olympus Optical Co., Ltd. ("Olympus"). The Company began shipping its EndoSheath for use with an endoscope sold by Olympus in March 1993 and began shipments of the three other EndoSheaths during fiscal 1994. In December 1995 the Company received clearance from the FDA to market its own fiberoptic ENT scope, and in April 1999 the Company received clearance from the FDA to market its Slide-On ENT EndoSheath barrier for use with the Company's ENT endoscope and with the endoscopes of other manufacturers. The Slide-On sheath does not require the use of a pump to inflate the EndoSheath during installation onto an endoscope. Rather, the Slide-On sheath is made of proprietary materials that allow the provider to slide the EndoSheath onto the insertion tube of an ENT endoscope. The Slide-On sheath has a proximal connector that attaches to the strain relief of any ENT endoscope, allowing a snug fit. After the procedure is completed, the provider slides the EndoSheath off the endoscope and disposes of it.

INDUSTRIAL PRODUCTS

    Under the Machida name, the Company designs, manufactures and markets flexible borescopes, which are similar in design to endoscopes and are used for inspection and quality-control functions in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Through Machida, the Company was the first to offer a flexible borescope with a grinding attachment that allows users to "blend", or smooth small cracks, in small turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay. The Company also offers a variety of ancillary products for use with flexible endoscopes and borescopes, such as light sources, cameras, adapters, accessories and imaging systems. Sales of these non-medical and ancillary products were approximately $3.7 million, or 52%, of the Company's net sales in fiscal 2000. The Company expects that net sales of these products over the next several years will remain relatively constant and will constitute a decreasing percentage of the Company's total business.

SALES AND MARKETING

    The customers for the Company's disposable EndoSheaths, flexible endoscopes and related products are Gastroenterologists, Colon and Rectal Surgeons, Otolaryngologists, Pulmonologists, Primary Care Physicians, and high-volume users in hospitals, medical clinics, and physicians' offices. In January 2000, the Company hired a new Vice President of Sales and Marketing, Alan Jacobson, who has over 20 years experience in selling products to the ENT and other medical markets. As of May 31, 2000, the Company had four sales and marketing employees, and utilized 27 independent sales representatives in the United States and 18 independent distributors in Europe, Australia, Japan and South America. The Company intends to expand this indirect sales force over the next year.

    Although the Company has no specific plans or commitments in this regard, the Company may also license to one or more third parties rights to manufacture and sell reusable flexible endoscopes incorporating the Company's proprietary design features, while retaining the rights to manufacture and sell the EndoSheaths used with these endoscopes.

    The Company sold its ENT endoscopes, disposable ENT EndoSheaths, and related ancillary ENT products through an exclusive five-year distribution agreement, which commenced in March 1994, with the ENT Division of Smith & Nephew, Inc. ("Smith & Nephew"). In March 1998 the Company and Smith & Nephew replaced this agreement with a new agreement that expired in March 1999. That agreement included a firm, non-cancelable purchase order for the supply of 200,000 ENT EndoSheaths during fiscal year 1999. The Company fulfilled that order during fiscal 1999. Effective April 1999, the Company began selling its own ENT endoscopes and ENT EndoSheaths through its own channel of independent sales representatives and international distributors.

    By selling through its own sales representative and distributor channel the Company has improved its market presence and has increased the sales of ENT sheaths. In the fiscal year ended March 31, 2000, sales of ENT sheaths increased 11% to $1,634,000. Sales of ENT sheaths in the first quarter of fiscal 2000 were adversely affected by excess inventory present at Smith & Nephew during the Company's first fiscal quarter. During the second through the fourth fiscal quarters the Company experienced sales increases of 34% for ENT sheaths, compared to the same period in fiscal 1999. This sales increase was due primarily to the higher price the Company was able to realize by selling ENT sheaths directly to the end user. Unit shipments for the second through fourth quarters were within 10% of unit shipments during the same period in fiscal 1999. The Company believes sales through this channel will continue to grow in fiscal year 2001 due to improvements in the size and quality of the sales representative channel, more effective sales promotion expenditures and continued interest in the Company's Slide-On EndoSheath. The Company incurred higher costs for commissions and sales promotion in fiscal 2000, compared to fiscal 1999, and expects these costs will increase in fiscal 2001.

    The Company's borescopes are sold both directly by its Machida subsidiary and through independent sales representatives.

    Sales to unaffiliated customers outside of the United States were approximately $619,000, $606,000 and $1,239,000 for the fiscal years ended
March 31, 1998, 1999 and 2000, respectively. In the fiscal year ended March 31, 2000, sales to foreign customers accounted for approximately 18% of the Company's annual net sales of its medical segment and 17% of net annual sales of its industrial division. The company experienced increased sales of its medical products to foreign customers in fiscal 2000, especially in Europe and Australia. This increase is due to increased demand for the Company's ENT and gastrointestinal products in the United Kingdom and to selling to an increased number of international distributors in other countries. The Company expects to sell its medical segment products outside of the United States in fiscal 2001 in approximately the same proportion as in fiscal 2000. The Company currently sells certain models of its borescopes and repair services outside of the United States.

    For the fiscal years ended March 31, 1998 and 1999 Smith & Nephew accounted for 35% of net sales, respectively. During the fiscal year ended March 31, 2000, no customer accounted for more than 10% of sales.

MANUFACTURING AND SUPPLIERS

    The Company produces its EndoSheaths at its Natick, Massachusetts facility using molded and extruded components purchased from independent vendors, some of which are manufactured to the Company's specifications. Most purchased components are available from multiple sources. With the exception of its supply agreement with Asahi Optical Co., Ltd. ("Asahi"), discussed below, the Company has no agreements with any of its vendors or suppliers and purchases its required components and supplies on a purchase-order basis. The Company contracts with third parties for the sterilization of EndoSheaths.

    The Company assembles its flexible endoscopes for the medical segment at its Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by the Company. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles for all endoscopes manufactured for the medical markets and operator control bodies for sigmoidoscopes are currently being purchased solely from Asahi, which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 2001, subject to earlier termination by mutual consent or upon breach or bankruptcy, and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. To date, the Company has encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for the Company's ENT endoscopes or for its proprietary flexible endoscopes designed for use with its EndoSheaths. However, there can be no assurance that no difficulties or delays will be experienced in the future as the Company increases its manufacturing operations.

    The Company had entered into a manufacturing agreement, due to expire in February 2001, with Applied Fiberoptics of Sturbridge, Massachusetts, to supply a fiberoptic ENT scope. During the fiscal year ended March 31, 1999, the Company and Applied Fiberoptics amended the terms of the agreement to allow for each party to design, manufacture and sell its own ENT endoscope. During the fiscal year ended March 31, 2000, the Company did not purchase any fiberoptic ENT scopes from Applied Fiberoptics.

    The Company's borescopes are assembled using components and sub-assemblies purchased from independent vendors. While most components and sub-assemblies are currently available from more than one supplier, certain critical components are currently purchased only from Asahi and Machida Endoscope Company, Ltd., an unaffiliated Japanese company. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

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

COMPETITION

    The Company believes that the primary competitive factors in the medical market for flexible endoscopes and endosheaths are the safety and effectiveness (including optical quality) of the products offered, ease of product use, product reliability, price, physician familiarity with the manufacturer and its products and third-party reimbursement policies. In its industrial markets, the Company believes that product effectiveness, ease of product use, product reliability and price are the principal competitive factors. The Company's ability to compete in its markets is affected by its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing and marketing skills and its ability to attract and retain skilled employees.

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

    The Company and its subsidiaries currently hold 21 U.S. patents and have 6 patent applications pending. In addition, the Company has 17 foreign patents and has 2 patent applications pending. All of these patents relate to its disposable EndoSheaths and reusable flexible endoscopes. These issued patents will expire on various dates in the years 2004 through 2017. In addition, the Company has 2 patent applications pending in the U.S. and 1 foreign application for CMOS image sensor design patents. There can be no assurance that the Company's pending patent applications will result in patents being issued or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. In addition, in the event that another party infringes the Company's patent rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success.

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

    DATE OF CLEARANCE           PRODUCT
    -----------------           -------
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

    Effective July 1998, the Company's Natick, Massachusetts facility was certified as having established and is maintaining a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, both the Natick and Orangeburg, New York facilities received their EC certificate, indicating they maintain a quality system that conforms to the essential requirements of the Council Directive 93/42/EEC, applying this system at every stage from design to final controls. In June 1999 the Company's Natick facility successfully completed its first surveillance audit, receiving the recommendation of continued validity of its ISO 9001 certificate. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's QSR's, which regulate their design, manufacturing, testing, quality control and documentation procedures. The Company is also required to comply with the FDA's labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. The Company's compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain its ISO 9001 status.

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

THIRD-PARTY REIMBURSEMENT

    Hospitals, medical clinics and physicians' offices that purchase medical devices such as the Company's EndoSheaths and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid, and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. The Company believes, based upon its knowledge of third-party reimbursement practices, advice from consultants in this area and seven years of selling experience, that third-party reimbursement is available for most procedures that utilize its disposable Slide-On ENT sheath and its EndoSheath/ reusable flexible endoscope systems.

    Third-party payors use a variety of mechanisms to determine reimbursement amounts for procedures such as endoscopies. In some cases, reimbursement amounts are based upon the provider's costs associated with the procedure, including materials costs. In such a situation, the cost of the EndoSheath used in the procedure would likely be covered by the reimbursement payment. In other cases, payment is based upon amounts determined by the Health Care Finance Administration (HCFA), a governmental agency under the Department of Health and Human Services. As part of its responsibilities, HCFA assigns relative value units ("RVUs") to over 10,000 physician services. An RVU for a specific procedure is comprised of values for work, practice expense and malpractice insurance, and when multiplied by a Conversion Factor, represents a dollar value for a specific procedure. Historically, the practice expense component of an RVU was calculated using a charge-based system. Section 121 of the Social Security Act Amendments of 1994 required HCFA to replace the charge-based practice expense RVUs with new resource-based ones. The Balanced Budget Act of 1997 requires a four-year transition from the charge-based system to the resource-based system beginning January 1, 1999. During calendar 2000, the practice expense component of the RVUs is comprised of 50% of the charge-based system, and 50% of the resource-based system. In 2002 the practice expense component of the RVUs will be based 100% upon the resource-based system.

    Under the charge-based system, HCFA had a policy of reducing the practice expense RVUs for certain services by 50% when those services were performed in a facility setting. Under the resource-based system, this policy will not be applicable, as HCFA has developed practice expense RVUs specific to facility and non-facility settings. Generally, under the resource-based system, the facility practice expense RVUs will be used for services performed in inpatient or outpatient hospital settings, emergency rooms, skilled nursing facilities or ambulatory surgical centers. The non-facility practice expense RVUs will be used for services performed in all other settings. Based upon a review of calendar year 2000 RVUs for flexible sigmoidoscopies, the Company believes health care providers will receive payments totaling 60% to 75% more per procedure for performing them in non-facility settings in 2000, 2001 and 2002, compared to performing these services in facility settings. The increase in the RVUs for practice expense is based upon extensive reviews by HCFA of actual practice expense data from the Clinical Practice Expert Panel and the American Medical Association's Socioeconomic Monitoring System.

    The Company believes that, based upon the new resource-based practice expense RVU, the number of flexible sigmoidoscopies performed in non-facility settings will increase. This increase will be due primarily to the increased differential in payments that providers will receive for performing these procedures. As these procedures move to non-facility settings, providers will have to contend with the cost and effort required for cleaning endoscopes. The Company believes its disposable EndoSheath/reusable flexible endoscope systems, which eliminate the time and cost of cleaning endoscopes, will provide a positive economic alternative to the use of conventional equipment. This economic alternative is based upon the provider not having to purchase multiple endoscopes, expensive sterilizing equipment and supplies and not having to spend valuable provider time cleaning endoscopes. In addition, the Company believes that the increase in the population of people over 50 years old will increase the potential number of procedures that providers will be performing. There are approximately 65 million people in the United States between 50 and 79 years old. The American Cancer Society recommends people over the age of 50 receive flexible sigmoidoscopies every three to five years as part of a program for the early detection of colorectal cancer. The Company believes its disposable EndoSheath system combined with the resource-based system for setting values for physician services together represent a sound economic method to screen for colorectal cancer.

    There can be no assurance that third-party reimbursement will continue to be available for procedures performed with the Company's products or that the cost of the Company's EndoSheaths would be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. The Company believes that the failure of users of the Company's products to obtain adequate reimbursement from third-party payors has had a materially adverse effect on the Company.

PRODUCT LIABILITY AND INSURANCE

    The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2001. The Company will re-evaluate the adequacy of this coverage when and if its sales level substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

RESEARCH AND DEVELOPMENT

    The Company believes that its future success depends in part upon its ability to develop new products and enhance its existing products. In the past the Company has devoted significant funds and efforts to research and development. In order to lower expenses in the year ended March 31, 1999, the Company reduced its efforts in the development of new products. In the year ended March 31, 2000, the Company incurred higher costs for research and development compared to fiscal 1999, due primarily to the costs associated with the activities of Imagineering, Ltd. and Vision-Sciences, Ltd. and their development of patents for CMOS image sensors.

    The Company's research and development expenses in fiscal years 1998, 1999, and 2000 were $763,000, $209,000 and $684,000, respectively. The increase in research and development expenses for fiscal 2000 was due primarily to the cost associated with the grant of a non-qualified stock option to a non-employee who delivered the innovations covering CMOS sensors. The fair value of that option was calculated using the Black-Scholes option-pricing model, and amounted to $421,911 being recorded as an expense. The Company will calculate the fair value of the option granted to the non-employee on a quarterly basis during fiscal 2001 and beyond, until the option is exercised or lapses. The Company's research and development efforts in fiscal 1998 focused on image-guided surgical applications using third-party surgical navigation technology combined with EndoSheath technology and refinement and cost reduction of existing products. During fiscal 1999, the research and development efforts focused on the development of a new ENT scope and the Company's Slide-On ENT EndoSheath. During fiscal 2000, the research and development efforts focused on continued improvement in the Slide-On ENT EndoSheath, and in completing innovations related to CMOS sensors. The efforts in the CMOS area were undertaken primarily through the Company's relationship with Imagineering, Ltd., an Israeli corporation with whom the Company has an agreement, and were managed by the Company's corporate segment and its subsidiary, Vision-Sciences, Ltd. in Israel. These efforts have resulted in the Company's filing for two patents in the U.S. and for one foreign patent in fiscal 2000. In fiscal 2001 the Company expects to concentrate primarily on continuing enhancements of, and additions to, the fiberoptic sigmoidoscope, the fiberoptic ENT endoscope, its Slide-On EndoSheath systems and to pursue patent applications covering the CMOS image sensors.

EMPLOYEES

    As of April 30, 2000, the Company had 71 employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success depends in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

ITEM 2.__PROPERTIES

    The Company's principal executive offices, manufacturing, sales and medical research and development facilities currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease that expires in November 2003. The operations of the Company's Machida subsidiary are located in Orangeburg, New York under a lease for approximately 25,000 square feet which expires in August 2000. As part of its plans to reduce expenses in fiscal 1999, the Company consolidated its operations in Natick into one facility. As part of that consolidation, the Company paid $105,000 in March 1999 to its landlord as a lease termination fee. In March 2000, the landlord for the building leased in Orangeburg sold its interest to an independent third party, who plans to continue leasing the building to Machida on the same lease terms as the prior landlord until September 2000. At that time, Machida plans to reduce its space to 10,000 square feet, resulting in lower costs for rent, maintenance and taxes for the second half of fiscal 2001.

    The Company's currently occupied Natick facilities and the Orangeburg facility are registered with the FDA as medical device manufacturing facilities and are, therefore, subject to the FDA's QSRs regarding manufacturing, testing, quality control and documentation procedures. The Company believes that the physical characteristics and layouts of these facilities are adequate to manufacture its products in compliance with applicable FDA regulations. In addition, the Company's Natick facilities are registered as meeting the requirements of ISO 9001 and EN 46001. The Natick facility is registered as meeting the requirements of Council Directive 93/42/EEC, allowing the Company to sell its medical products in Europe.

ITEM 3.__LEGAL PROCEEDINGS

    As of March 31, 2000, there were no material legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their properties is subject.

ITEM 4.__SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

    Katsumi Oneda, age 62, a co-founder of the Company, has been President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since October 1993. He served as Vice-Chairman of the Board of Directors of the Company from May 1992 to October 1993, as Honorary Chairman of the Board of Directors from October 1991 to October 1993, and as Chairman of the Board of Directors from September 1990 to October 1991. From 1979 to December 1990, he was President and Chief Executive Officer of Pentax Precision Instrument Corporation. Mr. Oneda is a director of several private companies. He has been a director of the Company since 1987.

    Lewis C. Pell, age 57, a co-founder of the Company, has been Vice-Chairman of the Board of Directors of the Company since May 1992. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder or co-founder of a number of other privately-held medical device companies, including
Biosense, Inc., Influence, Inc., Flexiclave, Inc., iSight, Inc., Vitality Biotechnologies, Inc. Mr. Pell was co-founder and a director of Versaflex Delivery Systems, Inc. and INStent, Inc., which were sold in 1988 and 1996, respectively, to Medtronic, Inc. In 1983, Mr. Pell co-founded American Endoscopy, Inc. and served as a director until it was sold in 1986 to C.R.
Bard, Inc. In September 1979, he co-founded Pentax Precision Instrument Corporation and served as Executive Vice President and director until December 1990, when it was sold to Asahi Optical Company. Mr. Pell is a director of several private companies.

    Gerald B. Lichtenberger, Ph.D., age 55, has served as Vice President, Business Development since December 1998. From January 1997 to December 1998 he served as Executive Vice President, Chief Operating Officer and Secretary of the Company. Prior to joining the Company, Dr. Lichtenberger served since 1990 as President and a Director of iSight, Inc., a developer and manufacturer of digital video cameras and components. Dr. Lichtenberger was Vice President of Strategic Planning and Vice President of Operations of Pentax Precision Instrument Corporation from 1986 until 1990, and was President, Chief Executive Officer and Chairman of the Board of Directors of Systems of the Future, Inc. from 1979 until 1986.

    James A. Tracy, age 51, joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996 Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. From 1990 to 1994 he was Vice President Finance at Sigma Designs, Inc., a publisher of CAD software. Mr. Tracy received a CPA certificate in 1975.

    Isao Fujimoto, age 52, has served as Vice President Manufacturing and Engineering of the industrial segment since January 1995. Mr. Fujimoto joined the Company in 1975, and served in a variety of roles in the manufacturing and engineering departments from that date to January 1995.

    Mark S. Landman, age 46, has served as Vice President Operations of the medical segment since July 1999. From May 1998 to July 1999, Mr. Landman served as the General Manager of the medical segment. From November 1995 to May 1998, Mr. Landman served as the Director of Material Control of the medical segment. From March 1995 to November 1995, Mr. Landman served as the Director of Manufacturing Engineering of the medical segment. Mr. Landman joined the Company in January 1991, and served in a variety of roles in product development and project management from that date to March 1995.

    Alan M. Jacobson, age 51, joined the Company in January 2000 as Vice President Sales and Marketing of the medical segment. From December 1996 to December 1999, Mr. Jacobson was an Area Manager at XOMED, Inc., specializing in the sales of capital equipment and disposable products to healthcare providers in the ENT, Plastic Surgery and Neurosurgery markets. From April 1993 to December 1996, Mr. Jacobson was a Marketing Consultant and Manufacturers Representative for ASK Medical Resources, Inc., an independent sales representative company specializing in distribution channels and the management of sales networks for a variety of medical device companies.

    Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.__MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

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

FISCAL YEAR ENDED
MARCH 31, 1999                                                   HIGH         LOW
-----------------                                                ----         ---
1st Quarter.................................................  2 7/8        7/16
2nd Quarter.................................................  2            1 1/32
3rd Quarter.................................................  1 7/16       3/4
4th Quarter.................................................  3            29/32

FISCAL YEAR ENDED
MARCH 31, 2000                                                   HIGH         LOW
-----------------                                                ----         ---
1st Quarter.................................................  2            1 1/16
2nd Quarter.................................................  2 3/16       1 5/16
3rd Quarter.................................................  1 5/8        15/16
4th Quarter.................................................  3 7/8        1 5/32

    Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

    As of May 28, 2000, there were 20,933,413 outstanding shares of Common Stock held by 256 stockholders of record, in addition to which there were approximately 1750 beneficial stockholders.

    The Company has never paid cash dividends on its Common Stock, and the Company does not expect to pay any cash dividends on its Common Stock in the foreseeable future. In accordance with a demand line-of-credit agreement that the Company has with a bank, the Company is prevented from paying cash dividends on its Common Stock.

ITEM 6.__SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes on Appendix A to this report.

                                                                  YEAR ENDED MARCH 31,
                                                  ----------------------------------------------------
                                                    1996       1997       1998       1999       2000
                                                  --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net sales.......................................  $ 6,222    $ 8,330    $ 7,998    $ 7,476    $ 7,055
Gross profit (loss).............................     (978)       736      1,419      1,274      2,262
Net loss from operations........................   (9,736)    (6,453)    (2,902)    (1,965)    (1,561)
Net loss per share..............................     (.84)      (.46)      (.17)      (.12)      (.24)

BALANCE SHEET DATA:

Cash, cash equivalents and marketable
  securities....................................    5,866      2,681      2,891      3,195      1,581
Total assets....................................   11,076      6,850      6,172      7,882      4,908
Total liabilities...............................    2,579      2,461      2,355      2,433      1,993
Stockholders' equity............................    8,497      4,389      3,817      5,450      2,914

ITEM 7.__MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    Vision-Sciences, Inc. develops, manufactures and markets unique flexible endoscope products utilizing disposable sheaths which provide the users quick, efficient product turnover while ensuring the patient a contaminant-free product.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2000 AND 1999

    Net sales for the fiscal year ended March 31, 2000 were $7,055,000, a decrease of $421,000, or 6%, compared to the prior fiscal year. The decrease in net sales was primarily due to medical sales decreasing by $522,000 while industrial sales increased by $101,000. The decrease in medical sales was due primarily to lower sales of endoscopes to the ENT market, offset by an increase of 11% in the sales of our proprietary ENT EndoSheath, and a 4% increase in sales of GI EndoSheaths. During fiscal 2000, the Company changed its sales channel for ENT products from selling through a master distributor to selling directly to end users through its own network of independent sales representatives. This change required time to select and train the sales reps, and to educate the user community of the Company's presence. The Company believes this shift has been successful, as evidenced by a 39% increase in the sales of ENT EndoSheaths in its fiscal 2000 fourth quarter, compared to the fourth quarter of fiscal 1999. This increase was due primarily to the higher selling prices the Company was able to obtain by selling direct, while the unit volume was approximately the same as the comparable quarter in fiscal 1999. The Company is committed to this selling channel, and expects in fiscal 2001 to realize higher unit and dollar sales of ENT EndoSheaths.

    The increase in sales of industrial products was due primarily to higher demand from the defense and aircraft maintenance markets for the repair of borescopes.

    Gross profit for fiscal 2000 increased by $988,000, and was 32% of sales, compared to 17% of sales for fiscal 1999. The gross profit of the medical segment increased by $682,000 and the gross profit of the industrial segment increased by $306,000. The increase in gross profit was due primarily to the higher prices obtained by selling the ENT EndoSheaths directly to end users, to higher volumes of industrial sales and to better utilization of factory overhead expenses by both the medical and industrial segments. In addition, although the Company sold fewer ENT endoscopes in fiscal 2000 compared to fiscal 1999, the gross profit from the ones sold was higher due to the higher prices received by selling direct to users, and to the lower costs derived by manufacturing it in the Company's facilities. In fiscal 1999 the Company purchased ENT scopes for resale and sold them to the master distributor. The new strategy resulted in a higher average selling price per scope and higher gross profit dollars for the ENT endoscopes that were sold.

    The Company expects unit and dollar sales for both ENT EndoSheaths and endoscopes to continue to improve in fiscal 2001 due primarily to improvements in the size and quality of the sales representative channel, to more effective product promotion and to continued interest in the Slide-On EndoSheath. In addition to the domestic sales channel, the Company has established a network of international distributors that accounted for approximately 28% of the unit sales of ENT EndoSheaths in fiscal 2000. As unit volumes increase, at comparable average selling prices per unit, the Company believes it will derive higher gross profit percentages due to higher utilization of factory overhead.

    Selling, general and administrative expenses for fiscal 2000 increased by $110,000, or 4%, to $3,139,000, compared to $3,029,000 in fiscal 1999. These costs were 44% of sales in fiscal 2000, compared to 43% of sales in fiscal 1999. Expenses for selling and marketing increased by $141,000, or 11%, compared to fiscal 1999. These costs increased due to higher expenses for commissions for medical sales and higher payroll costs, offset partially by lower costs for public relations. Administrative expenses declined by $31,000 due primarily to lower costs related to investor relations.

    Research and development expenses increased by $475,000, and were 10% of sales, compared to 3% of sales in fiscal 1999. The higher expenses for research and development were due to compensation to an Imagineering Ltd. consultant working on the CMOS sensors. During fiscal 2000 the Imagineering Ltd. consultant delivered the innovations per the contractual obligation and the Company granted an option for 1,000,000 shares of the Company's common stock with a fair market value of $422,000 as compensation for work performed. The Company is now applying for patents for these innovations, and expects to complete the patent applications during fiscal 2001. The Company expects this activity may result in higher expenses for research and development in fiscal 2001. As the Company has limited resources for this development, it will assess progress periodically to determine that sufficient resources are available to continue these activities. In addition, the Company will recalculate the fair value of the option granted in fiscal 2000 on a quarterly basis until the option is exercised or lapses. Depending upon the volatility of the price of the Company's stock as traded on the Nasdaq SmallCap market, some or no incremental cost will be incurred for the fair value of that option for the periods on which the Company will report. The cost associated with the option was recorded as a research and development expense and as an increase to additional paid in capital in the equity section of the consolidated balance sheet.

    The loss from operations declined by 21% in fiscal 2000 to $1,561,000, after declining 32% in fiscal 1999 to $1,965,000. This improvement was due primarily to the success of the strategy of selling ENT EndoSheaths and endoscopes directly to users, and by controlling selling and administrative expenses. If the Company had not incurred the expense related to the option, the operating loss would have improved by 42%, compared to fiscal 1999. During fiscal 2001, if the Company reaches its sales targets and continues to control expenses, it may be able to achieve an operating income during the second half of the fiscal year, net of any required charges for revaluing the option granted to the non-employee.

    Interest income, net declined by $73,000 in fiscal 2000 compared to fiscal 1999, due primarily to lower balances of cash equivalents and marketable securities during fiscal 2000.

    Equity in losses of 3DV Systems Ltd. increased to $3,331,000 from $367,000 in fiscal 1999. This increase was due primarily to recording 100% of the losses of this entity during the first nine months of fiscal 2000. During this period, the Company was deemed to have effective control over the operations of 3DV, and had a commitment to finance their working capital needs for calendar years 1999 and 2000. In December 1999, 3DV raised $4.5 million of new capital, of which the Company contributed $1.5 million. After this recapitalization the Company owns approximately 29% of the outstanding shares of 3DV. The terms of that recapitalization eliminated the responsibility to fund the working capital needs of 3DV, and eliminated the Company's option to purchase the remaining outstanding shares not owned by the Company. Therefore, as the Company did not have effective control over the operations of 3DV as of December 23, 1999, it recognized only its portion of the losses of 3DV from that date to March 31, 2000.

    The loss per share for the year ended March 31, 2000 was $.24 per share, compared to $.12 per share in fiscal 1999. Excluding the charges for equity in the losses of 3DV and compensation for the option granted to a non-employee, the net loss would have been $.05 per share, compared to a loss per share of $.10 per share in fiscal 1999, adjusted for equity in the losses of 3DV.

FISCAL YEARS ENDED MARCH 31, 1999 AND 1998

    Net sales for the fiscal year ended March 31, 1999 were $7,476,000, a decrease of $522,000, or 7%, compared to the prior fiscal year. The decrease in net sales was primarily attributable to medical sales decreasing $489,000, or 11%, and industrial sales decreasing $33,000, or 1%, compared to the prior fiscal year ended March 31, 1998.

    The decrease in medical sales resulted primarily from a decline in the sales of scopes of $418,000, or 28%, partially offset by an increase in the sales of the Company's proprietary EndoSheath product of $48,000, or 2%. In addition, sales of $138,000 of certain medical devices in fiscal 1998 did not recur in fiscal 1999. The decrease in sales of scopes was due primarily to the Company's decision to begin selling its own proprietary ENT-2000 scope and cease selling a similar scope the Company had previously purchased from a supplier. The Company made this decision as part of its strategy to improve its penetration of the market for ENT scopes and sheaths. The other part of the strategy was to sell ENT sheaths directly to users utilizing a sales representative network established by the Company, as compared to selling ENT scopes and sheaths through a master distributor. This transition period began in the fourth quarter of fiscal 1999.

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

    Equity in losses of 3DV was $367,000 in fiscal 1999. The Company accounted for its investment in 3DV using the equity method of accounting, absorbing 100% of the losses of that entity. From August 1998 through March 1999, the Company recognized $1,693,000 of losses incurred by 3DV. These losses were partially offset by $1,332,000 of development fees received from Asahi to fund the development costs of 3DV. Under the agreements signed in August 1998, the Company was required to fund the working capital need of 3DV.

    Other income decreased by $167,000 due primarily to the expiration of royalty agreements.

LIQUIDITY AND CAPITAL RESOURCES

    In the fiscal year ended March 31, 2000 the amount of cash used in the Company's operations was $1,609,000. In the fiscal year ended March 31, 1999 the Company generated $472,000 of cash from operations. Cash used in operations during fiscal year 2000 was primarily devoted to manufacturing, marketing and research and development. In fiscal year 1999 cash generated from operations was derived from the payment by Asahi Optical Co., Ltd. for deferred development cost, working capital management and depreciation expense. These inflows were offset by costs for manufacturing, marketing, product development and payments to support the contractual obligations of the Company to Imagineering and support of Vision-Sciences, Ltd., the Company's Israeli subsidiary.

    Accounts receivable declined $10,000 in the year ended March 31, 2000. The composition of our accounts receivable has changed significantly during fiscal 2000 due to the change in our sales strategy. During fiscal 2000 we added approximately 500 customers for our ENT products, compared to having one master distributor as of March 31, 1999. These customers comprise hospitals, large and small clinics and individual doctor's offices. Many of these customers have experienced delays in their cash flow due to the general slowness of payments in the health care industry. To be conservative, we have increased our allowance for doubtful accounts to reflect the risks associated with the health care industry. We plan to monitor our receivables and as we gain more experience with our direct customers, we plan to adjust the allowance for doubtful accounts appropriately.

    The Company's inventories increased from $634,000 at March 31, 1999 to $1,278,000 at March 31, 2000. The increase was primarily due to higher levels of finished sigmoidoscope sheaths and finished ENT sheaths. During the third quarter of fiscal 2000 we increased the production of both the sigmoidoscope and ENT sheaths. This increase was due partly to preparation for any Year 2000 problems that our customers might have encountered, and partly in expectation of higher sales due to preliminary changes to the transitional RVU rates for flexible sigmoidoscopies published by HCFA in November 1999. These rates were reduced subsequently, resulting in less of a differential for performing flexible sigmoidoscopies in non-facility settings. In addition, neither our customers nor we experienced any Year 2000 type of event that might have required an emergency shipment of sheaths. Also, the higher quantity of ENT sheaths on hand at March 31, 2000 reflects the change from selling to one master distributor to selling directly to the end users. In anticipation that our first fiscal quarter would be a transition quarter, we had a minimal level of ENT sheaths on hand at March 31, 1999. At March 31, 2000 we had sufficient quantity to ship approximately 1.7 months of sales. During fiscal 2001 we plan to monitor these levels of finished goods, and expect to establish quantities of inventories appropriate to our sales levels.

    The Company currently plans to spend no more than $250,000 on capital purchases in fiscal year 2001. These capital expenditures are expected to relate primarily to manufacturing equipment, tooling, molds and, to a lesser extent, computer equipment and software, leasehold improvements, demonstration equipment, and furniture and fixtures. The Company has no material commitments for capital expenditures. The Company anticipates a negative cash flow during at least the first two quarters of fiscal 2001.

    At March 31, 2000 the Company's principal sources of liquidity included
$1.6 million in cash and cash equivalents. In addition, the Company has a demand bank line of credit under which the Company may borrow up to $250,000 in cash, net of any outstanding letters of credit. At March 31, 2000, the Company had acceptances payable totaling $33,000 maturing in April and May 2000. The Company has pledged $250,000 to secure the bank line of credit. The line is subject to renewal in February 2002.

    The Company has incurred losses since its inception, and losses are expected to continue during the fiscal year ending March 31, 2001. The Company has funded the losses principally with the proceeds from public and private equity financings. The Company has reduced its operating losses significantly in the years ended March 31, 2000 and 1999, compared to the year ended March 31, 1998, and the Company believes that, if it meets its projections for sales and controls operating expenses, it may generate an operating income during the second half of fiscal 2001. There can be no assurance that the Company's strategy will result in an operating income during fiscal 2001, and the management of the Company will continue to seek equity capital during fiscal 2001. However, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

    Factors that may affect the Company's future operating results include, without limitation, the following:

    The Company has incurred substantial losses since its inception, and there can be no assurance that the Company will achieve a profitable level of operations in the future. The Company anticipates a negative cash flow during at least the first two quarters of fiscal 2001, due primarily to the requirement to fund working capital and marketing expenses in the continued drive to penetrate the ENT marketplace. The fulfillment of this commitment may require the Company to obtain additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all. Therefore, there is substantial doubt concerning the Company's ability to continue as a going concern.

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

    Certain critical components of the Company's products, such as image bundles, are currently being purchased solely from Asahi Optical Co., Ltd., which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 2001, subject to earlier termination by mutual consent or upon breach or bankruptcy and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. In addition, the Company's borescopes are assembled using components and sub-assemblies purchased from independent vendors. While most components and sub-assemblies are currently available from more than one supplier, certain critical components are currently purchased only from Asahi and Machida Endoscope Company, Ltd. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

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

    The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2001. The Company will reevaluate the adequacy of this coverage when and if its sales levels substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

ITEM 7A.__ QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN CURRENCY EXCHANGE

    The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At March 31, 2000 the Company's liabilities relating to Japanese Yen were approximately $69,000.

ITEM 8.__FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is attached as Appendix A.

ITEM 9.__CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is contained in (1) the table appearing under the heading "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which table is incorporated herein by reference, and (2) Part I hereof under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item appears under the headings "Election of Directors--Director Compensation; Executive Compensation; and Agreements with Senior Executives" in the 2000 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 2000 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.__EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Index to Consolidated Financial Statements.

       1. FINANCIAL STATEMENTS. The following financial statements and schedule of Vision-Sciences, Inc. are included as Appendix A of this Report:

           Consolidated Balance Sheets--March 31, 1999 and 2000.

           Consolidated Statements of Operations--For the years ended March 31, 1998, 1999 and 2000.

           Consolidated Statements of Stockholders' Equity--For the years ended March 31, 1998, 1999 and 2000.

           Consolidated Statements of Cash Flows--For the years ended March 31, 1998, 1999 and 2000.

           Notes to Consolidated Financial Statements.

       2. FINANCIAL STATEMENTS. The following financial statements and schedule of 3DV Systems Ltd. are included as Appendix B of this Report:

           Consolidated Balance Sheets--December 31, 1998 and 1999.

           Consolidated Statements of Operations--For the years ended December 31, 1998, 1999 and from inception.

           Consolidated Statements of Stockholders' Equity--For the years ended December 31, 1998, 1999 and from inception.

           Consolidated Statements of Cash Flows--For the years ended December 31, 1998, 1999 and from inception.

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

Date: June 9, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                  /s/ KATSUMI ONEDA                    Officer and Chairman of the
     -------------------------------------------       Board of Directors              June 9, 2000
                    Katsumi Oneda                      (Principal Executive
                                                       Officer)

             /s/ GERALD B. LICHTENBERGER
     -------------------------------------------       Vice President, Business        June 6, 2000
               Gerald B. Lichtenberger                 Development and Secretary

                                                       Vice President Finance,
                 /s/ JAMES A. TRACY                    Chief Financial and
     -------------------------------------------       Accounting Officer              June 2, 2000
                   James A. Tracy                      (Principal Financial and
                                                       Accounting Officer)

                 /s/ KENNETH ANSTEY
     -------------------------------------------       Director                        June 2, 2000
                   Kenneth Anstey

                  /s/ LEWIS C. PELL
     -------------------------------------------       Director                       June 27, 2000
                    Lewis C. Pell

               /s/ FRED E. SILVERSTEIN
     -------------------------------------------       Director                        June 7, 2000
                 Fred E. Silverstein

                                   APPENDIX A
                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF MARCH 31, 1999 AND 2000
                         TOGETHER WITH AUDITORS' REPORT

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................  F-1

Consolidated Balance Sheets.................................  F-2

Consolidated Statements of Operations.......................  F-3

Consolidated Statements of Stockholders' Equity.............  F-4

Consolidated Statements of Cash Flows.......................  F-5

Notes to Consolidated Financial Statements..................  F-6

Schedule II--Valuation and Qualifying Accounts..............  S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Vision-Sciences, Inc.:

    We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    We did not audit the financial statements of 3DV Systems Ltd., the investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in 3DV Systems Ltd. represents
5 percent of total assets and the equity in its net loss represents 70 percent of net loss. The statements of 3DV Systems Ltd. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for 3DV Systems Ltd., is based on the report of the other auditors.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses for the years ended March 31, 1998, 1999 and 2000, and losses are expected to continue at least through 2001. The Company may be required to obtain additional funding or alternative means of financial support in order to continue to operate as a going concern. Given these factors, there is substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Arthur Andersen LLP
Boston, Massachusetts
May 12, 2000

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS--MARCH 31, 1999 AND 2000

                                                                  1999           2000
                                                              ------------   ------------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  2,224,863   $  1,581,381
  Marketable securities.....................................       970,608             --
  Accounts receivable, net of allowance for doubtful
    accounts of $130,000
    and $156,000 in 1999 and 2000, respectively.............     1,089,371      1,079,590
  Inventories...............................................       633,571      1,278,084
  Prepaid expenses and deposits.............................        98,692         76,743
                                                              ------------   ------------
        Total current assets................................     5,017,105      4,015,798
                                                              ------------   ------------

Property and Equipment, at Cost:
  Machinery and equipment...................................     2,741,919      2,870,944
  Furniture and fixtures....................................       199,070        202,067
  Motor vehicles............................................        23,956         20,949
  Leasehold improvements....................................       279,642        313,154
                                                              ------------   ------------
                                                                 3,244,587      3,407,114

  Less--Accumulated depreciation and amortization...........     2,561,713      2,846,318
                                                              ------------   ------------
                                                                   682,874        560,796
                                                              ------------   ------------

Equity Investment in 3DV Systems Ltd........................     2,053,900        222,553

Other Assets, net of accumulated amortization of $22,000 in
1999 and 2000...............................................       128,457        108,783
                                                              ------------   ------------

        Total assets........................................  $  7,882,336   $  4,907,930
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Acceptances payable to a bank.............................  $     32,333   $     32,512
  Accounts payable..........................................       452,378        374,684
  Accrued expenses..........................................     1,601,977      1,586,248
                                                              ------------   ------------

        Total current liabilities...........................     2,086,688      1,993,444
                                                              ------------   ------------

Deferred Development Fee (Note 3)...........................       345,821             --
                                                              ------------   ------------

Commitments (Note 6)
Stockholders' Equity:.......................................
  Preferred stock, $.01 par value--
  Authorized--5,000,000 shares
  Issued and outstanding--none                                          --             --
  Common stock, $.01 par value--
    Authorized--25,000,000 shares
    Issued and outstanding--19,212,021 shares and 20,901,128
    shares
    at March 31, 1999 and 2000, respectively................       192,119        209,010
  Additional paid-in capital................................    51,830,808     54,054,458
  Accumulated deficit.......................................   (46,573,100)   (51,348,982)
                                                              ------------   ------------
        Total stockholders' equity..........................     5,449,827      2,914,486
                                                              ------------   ------------
        Total liabilities and stockholders' equity..........  $  7,882,336   $  4,907,930
                                                              ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                                            1998          1999          2000
                                                         -----------   -----------   -----------
Net Sales..............................................  $ 7,997,838   $ 7,475,921   $ 7,054,595
Cost of Sales..........................................    6,578,721     6,202,330     4,792,542
                                                         -----------   -----------   -----------
      Gross profit.....................................    1,419,117     1,273,591     2,262,053
Selling, General and Administrative Expenses...........    3,558,688     3,028,911     3,138,999
Research and Development Expenses......................      762,558       209,460       684,208
                                                         -----------   -----------   -----------
      Loss from operations.............................   (2,902,129)   (1,964,780)   (1,561,154)
Interest Income, net...................................      147,287       182,899       109,581
Equity in Losses of 3DV Systems Ltd....................           --      (367,242)   (3,331,347)
Other Income...........................................      176,874         9,927         5,132
                                                         -----------   -----------   -----------
      Net loss.........................................  $(2,577,968)  $(2,139,196)  $(4,777,788)
                                                         ===========   ===========   ===========
Basic and Diluted Net Loss per Common Share............  $      (.17)  $      (.12)  $      (.24)
                                                         ===========   ===========   ===========
Shares Used in Computing Basic and Diluted Net Loss per
  Common Share.........................................   15,224,000    18,224,448    19,954,842
                                                         ===========   ===========   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                        COMMON STOCK
                                   ----------------------   ADDITIONAL                       TOTAL           TOTAL
                                     NUMBER       $.01        PAID-IN     ACCUMULATED    STOCKHOLDERS'   COMPREHENSIVE
                                   OF SHARES    PAR VALUE     CAPITAL       DEFICIT         EQUITY       INCOME (LOSS)
                                   ----------   ---------   -----------   ------------   -------------   --------------
Balance, March 31, 1997..........  14,696,909   $146,968    $46,098,212   $(41,855,936)   $4,389,244
  Sale of common stock...........   1,941,748     19,417      1,980,583                    2,000,000
  Exercise of stock options......       4,414         45          5,197                        5,242
  Net loss.......................          --         --             --    (2,577,968)    (2,577,968)     $(2,577,968)
                                   ----------   --------    -----------   ------------    ----------      -----------
Total Comprehensive Income
  (Loss).........................                                                                          (2,577,968)
Balance, March 31, 1998..........  16,643,071    166,430     48,083,992   (44,433,904)     3,816,518
  Sale of common stock, net......   2,000,000     20,000      2,923,727                    2,943,727
  Issuance of common stock in
    connection with investment in
    3DV Systems Ltd..............     500,000      5,000        741,900                      746,900
  Exercise of stock options......      68,950        689         81,189                       81,878
  Net loss.......................          --         --             --    (2,139,196)    (2,139,196)      (2,139,196)
                                   ----------   --------    -----------   ------------    ----------      -----------
Total Comprehensive Income
  (Loss).........................                                                                          (2,139,196)
Balance, March 31, 1999..........  19,212,021    192,119     51,830,808   (46,573,100)     5,449,827
  Sale of common stock, net......   1,443,088     14,431      1,485,569                    1,500,000
  Exercise of stock options......     246,019      2,460        139,258                      141,718
  Stock option grants to non-
    employees....................          --         --        598,823                      598,823
  Currency translation
    adjustment...................          --         --                        1,906          1,906            1,906
  Net loss.......................          --         --             --    (4,777,788)    (4,777,788)      (4,777,788)
                                   ----------   --------    -----------   ------------    ----------      -----------
Total Comprehensive Income
  (Loss).........................                                                                         $(4,775,882)
                                                                                                          ===========
Balance, March 31, 2000..........  20,901,128   $209,010    $54,054,458   $(51,348,982)   $2,914,486
                                   ==========   ========    ===========   ============    ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                                            1998          1999          2000
                                                         -----------   -----------   -----------
Cash Flows from Operating Activities:
  Net loss.............................................  $(2,577,968)  $(2,139,196)  $(4,777,788)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities--
    Depreciation and amortization......................      491,191       413,588       290,946
    Equity in losses of 3DV Systems Ltd................           --     1,693,000     3,331,347
    Loss on disposal of property and equipment.........       75,172        12,809            --
    Amortization of deferred credit....................      (36,558)           --            --
    Stock option grants to non-employees...............           --            --       598,823
    Changes in assets and liabilities--
      Accounts receivable..............................      410,122       349,914         9,781
      Inventories......................................       25,236        47,535      (644,513)
      Prepaid expenses and deposits....................       63,299       (11,970)       21,949
      Accounts payable.................................       25,999       (72,763)      (77,694)
      Accrued expenses.................................     (100,863)     (166,840)      (15,729)
      Deferred development fee.........................           --       345,821      (345,821)
                                                         -----------   -----------   -----------
    Net cash (used in) provided by operating
      activities.......................................   (1,624,370)      471,898    (1,608,699)
                                                         -----------   -----------   -----------
Cash Flows from Investing Activities:
  (Increase) decrease in marketable securities.........     (993,146)       22,538       970,608
  Purchase of property and equipment...................     (192,413)     (225,617)     (162,527)
  Investment in equity of 3DV Systems Ltd..............           --    (3,000,000)   (1,500,000)
  Decrease in other assets.............................       15,189        52,584        13,333
                                                         -----------   -----------   -----------
    Net cash used in investing activities..............   (1,170,370)   (3,150,495)     (678,586)
                                                         -----------   -----------   -----------
Cash Flows from Financing Activities:
  Currency translation adjustment......................           --            --         1,906
  Proceeds from (payments of) acceptances payable to a
    bank, net..........................................        6,132       (20,050)          179
  Proceeds from the sale of common stock, net..........    2,000,000     2,943,727     1,500,000
  Proceeds from exercise of stock options..............        5,242        81,878       141,718
                                                         -----------   -----------   -----------
    Net cash provided by financing activities..........    2,011,374     3,005,555     1,643,803
                                                         -----------   -----------   -----------
Net (Decrease) Increase in Cash and Cash Equivalents...     (783,366)      326,958      (643,482)
Cash and Cash Equivalents, beginning of year...........    2,681,271     1,897,905     2,224,863
                                                         -----------   -----------   -----------
Cash and Cash Equivalents, end of year.................  $ 1,897,905   $ 2,224,863   $ 1,581,381
                                                         ===========   ===========   ===========
Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
  Issuance of common stock in connection with equity
    investment in 3DV Systems Ltd......................  $        --   $   746,900   $        --
                                                         ===========   ===========   ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest...............  $       399   $        --   $        --
                                                         ===========   ===========   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of Vision-Sciences, Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, Vision-Sciences Ltd. ("VSL"), a corporation organized under the laws of Israel.

    The Company was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories, which provide minimally invasive access to areas not readily visible to the human eye, are used within two industry segments, medical and industrial. Segment information is presented in Note 8.

    The Company expects to derive a substantial portion of its future revenues from its disposable EndoSheath/reusable endoscope systems. The Company has invested substantial funds in this product's development. The Company has incurred losses for the years ended March 31, 1998, 1999 and 2000. The Company's auditor's report dated May 12, 2000 includes a reference to the substantial doubt of the Company's ability to continue as a going concern. Management believes the Company may require additional financial support for the fiscal year 2001. Management is pursuing additional sources of capital; however, there can be no assurance that additional funding will be available, or available on reasonable terms. The Company is also subject to other risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (FDA) clearance and regulation, and dependence on key personnel.

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

    (B) BASIC AND DILUTED NET LOSS PER COMMON SHARE

    The Company calculates earnings per share according to Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended March 31, 1998, 1999 and 2000 diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options, totaling 1,647,422, 1,381,297 and 2,578,047, respectively, would be antidilutive.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (C) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

                                                               ESTIMATED
ASSET CLASSIFICATION                                          USEFUL LIFE
--------------------                                          -----------
Motor vehicles..............................................     3 Years
Machinery and equipment.....................................   3-5 Years
Furniture and fixtures......................................     5 Years

    Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

    (D) REVENUE RECOGNITION

    The Company recognizes revenue upon product shipment.

    (E) INVENTORIES

    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

    The components of inventories are as follows:

                                                              MARCH 31,
                                                        ---------------------
                                                          1999        2000
                                                        --------   ----------
Raw materials.........................................  $169,653   $  176,620
Work-in-process.......................................   186,806      215,626
Finished goods........................................   277,112      885,838
                                                        --------   ----------
                                                        $633,571   $1,278,084
                                                        ========   ==========

    Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

    (F) OTHER ASSETS

    Other assets consist of deposits and patent costs. Patent costs are amortized on a straight-line basis over 17 years. The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying value of the assets. The Company believes that the carrying values of these assets are fully realizable as of March 31, 2000.

    (G) FOREIGN CURRENCY TRANSACTIONS

    The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, FOREIGN CURRENCY

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
TRANSLATION. For each of the three years in the period ended March 31, 2000 these amounts were not material.

    (H) CASH AND CASH EQUIVALENTS

    The Company classifies investments with original maturities of three months or less, consisting of U.S. Government issues and commercial paper, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

    (I) MARKETABLE SECURITIES

    Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities and credit ratings that are designed to maintain safety and liquidity.

    The Company has classified its investments in marketable securities as available-for-sale securities, in accordance with SFAS No. 115. Marketable securities are recorded at market value, which approximates amortized cost.

    As of March 31, 1999, the Company's marketable securities consisted of commmercial paper and corporate notes with a weighted average maturity of 176 days.

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

    (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and acceptances payable. The estimated fair value of these financial

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) instruments approximates their carrying value at March 31, 1999 and 2000. The estimated fair values have been determined through information obtained from market sources and management estimates.

    (M) COMPREHENSIVE INCOME

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

(2) DEBT

    The Company has a demand line-of-credit agreement with a bank in support of general working capital needs and the issuance of commercial and standby letters of credit. Borrowings under the agreement bear interest at the bank's prime rate (9.00% at March 31, 2000) and are secured by the Company's cash and marketable securities held by the bank. The Company may borrow up to $250,000 (net of any letters of credit) under the line of credit, which is subject to renewal by the bank on February 15, 2002. Under this agreement, the Company is also subject to certain covenants, including the prohibition of paying cash dividends on its common stock. At March 31, 2000, the Company had acceptances payable aggregating $32,512, maturing in April and May 2000.

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

    The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                             MARCH 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Net operating loss carryforwards...................  $17,009,000   $18,933,000
Nondeductible reserves.............................    1,004,000       764,000
Research and development credit carryforwards......      437,000       581,000
Other temporary differences........................      314,000       431,000
Depreciation.......................................      (80,000)     (117,000)
                                                     -----------   -----------
                                                     $18,684,000   $20,592,000
Less--Valuation allowance..........................   18,684,000    20,592,000
                                                     -----------   -----------
     Net deferred tax asset........................  $        --   $        --
                                                     ===========   ===========

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(3) INCOME TAXES (CONTINUED)
    The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

    At March 31, 2000, the Company had operating loss carryforwards available to offset future federal taxable income of approximately $47,753,000. These operating loss carryforwards expire at various dates through 2020 and are subject to review and possible adjustment by the Internal Revenue Service.

    The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of certain cumulative changes in ownership over a three-year period.

(4) 3DV SYSTEMS LTD., IMAGINEERING LTD. AND VISION-SCIENCES LTD.

    On August 20, 1998, pursuant to an Investment Agreement dated August 6, 1998 between Vision-Sciences, Inc., (the "Company") and 3DV Systems Ltd., a privately-held Israeli company ("3DV"), (the "Agreement") the Company purchased 338,099 shares of common stock of 3DV (the "Shares"), for a purchase price of $3 million in cash. The Company funded the purchase price from proceeds received from Asahi Optical Co., Ltd., (Asahi Kogaku Kogyo Kabushiki Kaisha), a Japanese corporation ("Asahi"), pursuant to the License Agreement between the Company and Asahi described below. The Shares were previously unissued shares of common stock of 3DV and, after the closing of the transaction, represented 25% of the fully diluted share capital of 3DV. Prior to the investment by the Company, 3DV was a wholly-owned subsidiary of RDC Rafael Development Corporation Ltd. ("RDC"), an Israeli company.

    Pursuant to the Agreement, the Company also issued 500,000 shares of its common stock, $.01 par value per share (the "Common Stock"), to RDC in exchange for certain rights. These rights included an option to purchase all of the remaining shares of capital stock of 3DV owned by RDC, which then represented 62.85% of the fully-diluted share capital of 3DV, at the then fair market value of such shares. This option was to be exercisable by the Company during the period May 15, 2000 to November 14, 2000. The value of the shares issued was $746,900, and was recorded as a component of the Company's investment in 3DV.

    In addition, RDC had the right to require the Company to purchase up to the remaining 75% of the fully-diluted share capital of 3DV, including 12.15% that would have been owned by employees of 3DV, at the then fair market value of such shares. Two of the Company's directors, Mr. Katsumi Oneda and Mr. Lewis C. Pell, have been appointed to the Board of Directors of 3DV.

    The terms of the Agreement were determined on the basis of arms'-length negotiations. Prior to the execution of the Agreement, neither the Company nor any of its affiliates had any material relationship with either 3DV or RDC.

    In connection with these transactions with 3DV and RDC, the Company also entered into a License and Manufacturing Agreement (the "L&M Agreement") with 3DV, dated August 6, 1998, pursuant to which the Company obtained exclusive, worldwide, perpetual and royalty-free rights to commercially exploit products in certain fields of use that incorporate, or use, component parts embodying technology developed by 3DV. The L&M Agreement allows the Company to sublicense certain of these rights to approved assigns. Asahi, which manufactures and markets a wide variety of cameras, medical endoscopes and industrial imaging systems worldwide under the brand name Pentax, is the sole approved assign under

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(4) 3DV SYSTEMS LTD., IMAGINEERING LTD. AND VISION-SCIENCES LTD. (CONTINUED) the L&M Agreement, and the Company has sublicensed certain of its rights under the L&M Agreement to Asahi pursuant to the License Agreement described below.

    On August 6, 1998, the Company executed a Memorandum of Understanding (the "MOU") with Imagineering, Ltd., ("Imagineering") pursuant to which the Company acquired exclusive rights to research performed in association with certain innovations (the "Innovations") that are designed to improve the performance of CMOS-based Image Sensors. The MOU grants the Company exclusive rights to any resulting patent applications and patent rights that result from such research. A consultant to Imagineering performed the research, and delivered the final Innovation on January 28, 2000. On that date, as part of the terms of the MOU, the Company granted the consultant a fully-vested nonstatutory stock option for 1,000,000 shares of the Company's Common Stock, at a price of $1.63 per share, equal to the closing price of the Company's common stock as traded on Nasdaq SmallCap on January 28, 2000. The fair value of the option was calculated using the Black-Scholes option-pricing model resulting in $421,911 being recorded as a research and development expense. In addition, the Company funded the cost of the research by Imagineering for a period of one year. The terms of the MOU were determined on the basis of arms'-length negotiations. Prior to the execution of the MOU, neither the Company nor any of its affiliates had any material relationship with Imagineering.

    The Company also executed a License Agreement (the "License") with Asahi, dated August 6, 1998, pursuant to which the Company granted Asahi exclusive rights, as an approved assign under the L&M Agreement, to certain technology in certain fields and to acquire from the Company and 3DV certain products having application in those fields. Notwithstanding the License, the Company has reserved the right to use the technology licensed to Asahi in products bearing the Company's own trademarks within certain fields of use. In addition, the License grants Asahi a worldwide, perpetual, royalty-free license to patentable and non-patentable technology relating to the utilization or application of CMOS-based Image Sensors, as researched or developed by the Company, pursuant to the MOU with Imagineering. Pursuant to the License, on August 17, 1998, Asahi paid the Company $5 million in cash in exchange for the rights described above and the issuance by the Company to Asahi of 2,000,000 shares of Common Stock. The terms of the License were determined on the basis of arms'-length negotiations. Prior to the execution of the License, neither the Company nor any of its affiliates had any material relationship with Asahi.

    The Company recorded the value of the common stock at $1.4938 per share, the average closing price of the Company's shares on Nasdaq for the ten trading days ended August 20, 1998. The difference between the market value of the Company's common stock and the gross proceeds was recorded as a deferred development fee, representing a prepayment of $2,012,400 by Asahi for future development costs to be incurred by 3DV and Imagineering and funded by the Company. The Company incurred fees of approximately $67,000, $44,000 of which was applied to additional paid-in capital, and $23,000 of which was applied to the deferred development fee.

    In the event that the Company fails to comply with the terms of the License, it may be required to repurchase the stock issued to Asahi. Management believes that all events that would require repurchase are within the control of the Company. Therefore, the stock purchased by Asahi has been classified as an element of stockholders' equity.

    The deferred development fee was initially comprised of $657,000 of expected development costs to be incurred by Imagineering and funded by the Company, and $1,332,000 of expected development costs to

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(4) 3DV SYSTEMS LTD., IMAGINEERING LTD. AND VISION-SCIENCES LTD. (CONTINUED) be incurred by 3DV and funded by the Company's investment in 3DV. The amount applicable to Imagineering is based upon the MOU, and other costs that the Company expected to incur during the CMOS development. Any costs related to Imagineering that exceeded the estimate were recorded by the Company as charges in its statement of operations. Any losses incurred by 3DV in excess of $1,332,000 were recorded in the statement of operations of the Company.

    In the fiscal years ended March 31, 1999 and 2000, the Company recorded an expense relating to payments made of $311,000 and $346,000, respectively, to fund Imagineering and Vision-Sciences, Ltd. The Company offset these expenses with $311,000 and $346,000 of the development fees received from Asahi. In addition, in the fiscal year ended March 31, 2000 the Company incurred costs of $70,000 to fund the operations of Vision-Sciences, Ltd.

    In May and August 1999, the Company loaned a total of $1,000,000 to 3DV. The loans were non-interest bearing Convertible Capital Notes (the "Notes"), issued pursuant to the Agreement. The issuance of the Notes was part of the Company's commitment to finance the working capital needs of 3DV for calendar years 1999 and 2000. The Notes were convertible into common stock of 3DV according to provisions of the Agreement. The Company initially recorded the Notes as part of its investment in 3DV.

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

    Upon the closing of the SSA, the Company's Notes converted into common stock of 3DV which, with the current common stock of 3DV held by the Company and the new common stock issued to the Company and the other investors, resulted in the Company owning approximately 29% of the outstanding shares of 3DV.

    As part of the SSA in November 1999, the Company and 3DV executed an Amendment to the Agreement signed on August 6, 1998. Upon completion of investments totaling $3 million or more, which occurred with the Company's investment of $500,000 on December 23, 1999, the Amendment deleted Sections 3 and 4 of the Agreement. The deletion of these sections eliminated the Company's option to purchase the remaining outstanding shares of 3DV under certain conditions, and exempted the Company from guaranteeing the working capital requirements of 3DV.

    The Company accounts for its investment in 3DV using the equity method of accounting. Due to the Company's commitment to finance the working capital needs of 3DV, the Company absorbed 100% of the losses of 3DV up through December 23, 1999. Subsequent to December 23, 1999, the Company continued to account for its investment in 3DV using the equity method of accounting. However, after December 23, 1999 the Company has included only its proportional share of 3DV's losses, not 100% of 3DV's losses. In the fiscal years ended March 31, 1999 and 2000, the Company recognized other expense of $367,000 and $3,331,000, respectively, as its portion of the losses of 3DV.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(5) STOCKHOLDERS' EQUITY

    (A) SALE OF STOCK

    During fiscal 2000, two of the Company's stockholders/executives invested $1,500,000 in the Company's common stock at prices per share equal to 80% of the average closing price of the stock on the Nasdaq SmallCap Market during the five-day trading period preceding the purchase. The proceeds of the common stock sales were received directly by the Company in exchange for newly issued shares of common stock.

    (B) STOCK OPTION PLANS

    The Company has a stock option plan (the "1990 Plan") under which it may grant key employees and consultants incentive and nonstatutory stock options at the fair value of the stock on the date of grant. Options become exercisable at varying dates ranging up to five years from the date of grant. The Board of Directors has authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan, of which 1,218,622 shares remain available for future grant.

    A summary of the 1990 Plan activity is as follows:

                                                                     WEIGHTED
                                          NUMBER      EXERCISE        AVERAGE
                                         OF SHARES   PRICE RANGE   OPTION PRICE
                                         ---------   -----------   -------------
Outstanding, March 31, 1997............  1,502,822   $1.19-$7.50       $3.41
  Granted..............................    843,525     1.13-1.25        1.18
  Exercised............................     (4,414)         1.19        1.19
  Canceled.............................   (734,511)    1.19-7.25        3.85
                                         ---------   -----------       -----

Outstanding, March 31, 1998............  1,607,422   $1.13-$7.50       $2.04
  Granted..............................     80,000     1.00-1.75        1.43
  Exercised............................    (68,950)         1.19        1.19
  Canceled.............................   (297,175)    1.19-1.25        1.19
                                         ---------   -----------       -----

Outstanding, March 31, 1999............  1,321,297   $1.00-$7.50       $2.24
  Granted..............................  1,673,019      .01-1.63        1.48
  Exercised............................   (246,019)     .01-1.25         .58
  Canceled.............................   (230,250)    1.00-1.63        1.45
                                         ---------   -----------       -----

Outstanding March 31, 2000.............  2,518,047   $1.13-$7.50       $1.97
                                         =========   ===========       =====
Exercisable, March 31, 2000............  2,023,047   $1.13-$7.50       $2.08
                                         =========   ===========       =====

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(5) STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding and exercisable at March 31, 2000:

                                                         OUTSTANDING                   EXERCISABLE
                                             -----------------------------------   --------------------
                                                           WEIGHTED
                                                           AVERAGE      WEIGHTED               WEIGHTED
                                                          REMAINING     AVERAGE                AVERAGE
RANGE OF                                     NUMBER OF   CONTRACTUAL    EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES                               SHARES     LIFE (YEARS)    PRICE     OF SHARES    PRICE
---------------                              ---------   ------------   --------   ---------   --------
$1.13-1.25.................................    802,300        6.19       $1.20       742,300    $1.20
 1.50-1.88.................................  1,455,000        9.63        1.60     1,022,500     1.63
 3.00-4.00.................................     46,897        4.21        3.33        44,397     3.35
 5.44-7.50.................................    213,850        3.92        7.07       213,850     7.07
                                             ---------                             ---------
                                             2,518,047        7.94       $1.97     2,023,047    $2.08
                                             =========                             =========

    In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elects the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in the years ended
March 31, 1998, 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                            MARCH 31,
                                     --------------------------------------------------------
                                       1998              1999                    2000
                                     --------     -------------------     -------------------
Risk-free interest rate............     6.57%              4.45%-5.46%             5.68%-6.58%
Expected dividend yield............       --                       --                      --
Expected lives.....................  5 years                  5 years                 5 years
Expected volatility................       64%                      68%                     89%
Weighted average value of grants
  per share........................  $   .72      $               .87     $             1.127
Weighted average remaining
  contractual life of options
  outstanding (years)..............     7.79                     6.94                    7.94

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

                                                        MARCH 31,
                                         ---------------------------------------
                                            1998          1999          2000
                                         -----------   -----------   -----------
Net loss--As reported..................  $(2,578,000)  $(2,139,000)  $(4,778,000)
         Pro forma.....................   (2,815,000)   (2,501,000)   (4,888,000)
Net loss per share--As reported........  $      (.17)  $      (.12)  $      (.24)
                 Pro forma.............         (.18)         (.14)         (.25)

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(5) STOCKHOLDERS' EQUITY (CONTINUED)
    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    Under the 1990 Plan, there remain 3,736,669 shares of common stock reserved for the exercise of stock options.

    On August 16, 1993, the Company adopted another stock option plan (the "1993 Plan") under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 2000, 140,000 shares were available for future grant under the 1993 Plan.

    A summary of the 1993 Plan activity is as follows:

                                                         NUMBER          EXERCISE         WEIGHTED AVERAGE
                                                        OF SHARES       PRICE RANGE         OPTION PRICE
                                                        ---------   -------------------   ----------------
Outstanding March 31, 1997............................    80,000    $       5.50-$11.63        $10.09
  Granted.............................................    20,000                   1.50          1.50
  Canceled............................................   (60,000)            5.50-11.63          9.58
                                                         -------    -------------------        ------

Outstanding March 31, 1998............................    40,000    $       1.50-$11.63        $ 6.56
  Granted.............................................    20,000                   1.63          1.63
                                                         -------    -------------------        ------

Outstanding March 31, 1999 and 2000...................    60,000    $       1.50-$11.63        $ 4.92
                                                         =======    ===================        ======
Exercisable March 31, 2000............................    40,000    $       1.50-$11.63        $ 6.59
                                                         =======    ===================        ======

    The following table summarizes information about stock options outstanding and exercisable at March 31, 2000:

                                                                    OUTSTANDING          EXERCISABLE
                                                              ------------------------   -----------
                                                                            WEIGHTED
                                                                            AVERAGE
                                                                           REMAINING
                                                               NUMBER     CONTRACTUAL      NUMBER
EXERCISE PRICE                                                OF SHARES   LIFE (YEARS)    OF SHARES
--------------                                                ---------   ------------   -----------
$ 1.50......................................................   20,000           7.38       12,000
  1.63......................................................   20,000           8.38        8,000
 11.63......................................................   20,000           3.38       20,000
                                                               ------                      ------
                                                               60,000           6.38       40,000
                                                               ======                      ======

    (C) STOCK COMPENSATION AGREEMENT

    During the year ended March 31, 1999, the Company entered into an agreement with a consulting firm to provide services that will be paid in non-qualified options to purchase common stock of the

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(5) STOCKHOLDERS' EQUITY (CONTINUED)
Company. The maximum value, as defined in the contract, of services to be rendered is $200,000. The contract was renewed on January 1, 2000, and the Company and consultant intend for the contract to remain in effect until the maximum value of services is reached. The number of shares of common stock to be issued will be based upon the total amount earned during the contract period divided by the lowest closing bid price of the Company's common stock during calendar 1999. During the years ended March 31, 1999 and 2000, the consulting firm performed services that entitled the firm to receive options for 93,126 and 34,893 shares of common stock, respectively, valued at approximately $128,000 and $49,000, respectively. The value of the options granted was calculated using the Black-Scholes option-pricing model. All options were granted to the consulting firm during the year ended March 31, 2000, and were vested 100% upon grant. The value of the options was recorded as an expense and is included as part of selling, general and administrative expenses in the consolidated statements of operations in the year in which the services were performed.

(6) COMMITMENTS AND RELATED PARTY TRANSACTIONS

    The Company conducts a portion of its operations in certain facilities leased from a partnership owned in part by certain stockholders/executive officers. Rental expense charged to operations for these facilities was approximately $186,000, $198,000 and $197,000 for the years ended March 31, 1998, 1999 and 2000, respectively. In addition, the Company leased other facilities from nonrelated parties under various agreements that expire through November 2003. Rental expense charged to operations under leases from nonrelated parties was approximately $283,000, $163,000 and $147,000 for the years ended March 31, 1998, 1999 and 2000, respectively. Future minimum lease commitments under all operating leases are approximately as follows:

YEAR ENDING MARCH 31,
---------------------
2001........................................................  $  265,000
2002........................................................     222,000
2003........................................................     233,000
2004........................................................     184,000
2005 and thereafter.........................................     105,000
                                                              ----------
                                                              $1,009,000
                                                              ==========

(7) 401(K) PLAN

    The Company has a 401(k) plan (the Plan) whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, contribute up to a certain percentage of each employee's contribution. During the years ended March 31, 1998, 1999 and 2000, the Company recorded expense of approximately $31,000, $23,000 and $25,000, respectively, relating to the Plan.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(8) SEGMENT INFORMATION

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

    The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in 3DV. The carrying value of the investment in 3DV at March 31, 2000 is $222,553. Data regarding management's view of the Company's segments is provided in the following tables.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(8) SEGMENT INFORMATION (CONTINUED)

FISCAL YEAR ENDED MARCH 31,         MEDICAL     INDUSTRIAL    CORPORATE    ADJUSTMENTS      TOTAL
---------------------------       -----------   ----------   -----------   -----------   -----------
1998
Sales to external customers.....  $ 4,369,845   $3,627,993   $        --   $        --   $ 7,997,838
Intersegment sales..............           --      437,667            --      (437,667)           --
Interest income, net............           --           --       147,287            --       147,287
Operating (loss) income.........   (2,561,707)     369,590      (710,012)           --    (2,902,129)
Depreciation and amortization...      442,933       48,258            --            --       491,191
Other significant non-cash
  items:........................           --           --            --            --            --
Total assets....................    3,274,683    1,088,445     2,891,051    (1,082,362)    6,171,817
Expenditures for fixed assets...      192,413           --            --            --       192,413

1999
Sales to external customers.....  $ 3,880,493   $3,595,428   $        --   $        --   $ 7,475,921
Intersegment sales..............           --      277,069            --      (277,069)           --
Interest income, net............           --           --       182,899            --       182,899
Operating (loss) income.........   (1,341,415)      12,681      (636,046)           --    (1,964,780)
Depreciation and amortization...      367,704       45,884            --            --       413,588
Other significant non-cash
  items:
Equity in losses of
  3DV Systems Ltd...............           --           --      (367,242)           --      (367,242)
Total assets....................    2,551,927      987,387     5,249,371      (906,349)    7,882,336
Expenditures for fixed assets...      159,854       65,763            --            --       225,617

2000
Sales to external customers.....  $ 3,358,271   $3,696,324   $        --   $        --   $ 7,054,595
Intersegment sales..............           --      558,626            --      (558,626)           --
Interest income, net............           --           --       109,581            --       109,581
Operating (loss) income.........     (845,362)     330,178    (1,060,591)       14,621    (1,561,154)
Depreciation and amortization...      265,590       14,576        10,780            --       290,946
Other significant non-cash
  items:
Equity in losses of
  3DV Systems Ltd...............           --           --    (3,331,347)           --    (3,331,347)
Total assets....................    2,759,068    1,162,088     1,831,675      (844,901)    4,907,930
Expenditures for fixed assets...      150,913        7,050         4,564            --       162,527

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

(8) SEGMENT INFORMATION (CONTINUED)
    The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers.

                                               FISCAL YEARS ENDED MARCH 31,
                                           ------------------------------------
GEOGRAPHIC REGION                             1998         1999         2000
-----------------                          ----------   ----------   ----------
Asia and Australia.......................  $  148,244   $  119,698   $  274,250
Canada...................................      99,021      139,866       96,933
Europe...................................     125,391       96,516      514,368
Middle East and Africa...................      68,853       40,697       96,590
South America............................     177,791      209,542      256,439
United States............................   7,378,538    6,869,602    5,816,015
                                           ----------   ----------   ----------
Total....................................  $7,997,838   $7,475,921   $7,054,595
                                           ==========   ==========   ==========

    For the fiscal years ended March 31, 1998, and 1999, one customer accounted for 35% of net sales. For the fiscal year ended March 31, 2000 no customer accounted for 10% or more of consolidated sales.

(9) ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                              MARCH 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Accrued payroll and related expenses.................  $1,030,231   $1,056,074
Accrued other........................................     571,746      530,174
                                                       ----------   ----------
                                                       $1,601,977   $1,586,248
                                                       ==========   ==========

                                                                     SCHEDULE II

                     VISION-SCIENCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                                      BALANCE,    CHARGED TO                BALANCE,
                                                      BEGINNING   COSTS AND                  END OF
DESCRIPTION                                            OF YEAR     EXPENSES    WRITE-OFFS     YEAR
-----------                                           ---------   ----------   ----------   --------
Deducted from Assets Accounts:
  Allowance for doubtful accounts--
    Year ended March 31, 1998.......................  $127,000      $17,000      $27,000    $117,000
    Year ended March 31, 1999.......................   117,000       17,000        4,000     130,000
    Year ended March 31, 2000.......................   130,000       41,000       15,000     156,000

                                                                      APPENDIX B

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                              FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                IN U.S. DOLLARS

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Auditors' Report............................................       2
Balance Sheets..............................................       3
Statements of Operations....................................       4
Statements of Shareholders' Equity, (Deficit)...............       5
Statements of Cash Flows....................................     6-7
Notes to the Financial Statements...........................    8-24

Tirat HaCarmel, February 28, 2000

AUDITORS' REPORT TO THE SHAREHOLDERS OF 3DV SYSTEM LTD.

    We have audited the accompanying balance sheets of 3DV Systems Ltd. ("the Company") as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Auditors Regulations (manner of auditors performance), 1973. Such standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, the results of its operations, changes in shareholders' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States (U.S. GAAP). As applicable to these financial statements, Israeli GAAP differs in certain respects from U.S. GAAP as described in Note 21, which includes only the differences that effect directly the results of operations.

    Without qualifying our opinion, we would like to draw attention to Notes 2(b) and 2(d) of the financial statements and to the fact that the Company is in the development stage, whereby its principal activities in the reported periods are the development of products in the field of 3D laser camera. The Company has not yet generated any revenues and it depends on the Company Management's ability to provide additional financial support.

/s/ Somekh Chaikin
-------------------------------
Certified Public Accountants (Isr.)

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                       BALANCE SHEETS AS OF DECEMBER 31,

                                                               NOTE          1999              1998
                                                             --------   ---------------   ---------------
                                                                        U.S.$ THOUSANDS   U.S.$ THOUSANDS
CURRENT ASSETS
Cash and cash equivalents..................................      3           2,791             1,725
Accounts receivable........................................      4             153               109
                                                                             -----             -----
                                                                             2,944             1,834
                                                                             -----             -----
Cars leasing deposits......................................      5               3                 7
                                                                             -----             -----
Amount funded for employees' rights upon retirement........     11             119                61
                                                                             -----             -----
Option.....................................................      6              --                --
                                                                             -----             -----
Fixed assets, net..........................................      7             552               292
                                                                             -----             -----
                                                                             3,618             2,194
                                                                             =====             =====
CURRENT LIABILITIES
Current maturities of liabilities for capital lease........     10              31                --
Accounts payable:..........................................      8
  Trade....................................................                    373               347
  Other....................................................                    307               128
  Related parties..........................................                     23                 3
                                                                             -----             -----
                                                                               734               478
                                                                             -----             -----
LONG-TERM LIABILITIES
Loans from Parent Company..................................      9           2,143             2,109
Liabilities for capital lease..............................     10             142                --
Employees' rights upon retirement..........................     11             124                63
                                                                             -----             -----
                                                                             2,409             2,172
                                                                             -----             -----
Commitments................................................     19              --                --
                                                                             -----             -----
Shareholders' equity, (deficit)............................     12             475              (456)
                                                                             -----             -----
                                                                             3,618             2,194
                                                                             =====             =====

    The accompanying notes are an integral part of the financial statements.

President & CEO
---------------------------------
Director
---------------------------------
Date:           February   , 2000

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

            STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31,

                                                 NOTE          1999              1998          * CUMULATIVE
                                               --------   ---------------   ---------------   ---------------
                                                          U.S.$ THOUSANDS   U.S.$ THOUSANDS   U.S.$ THOUSANDS
Research and development costs, net..........     13           2,755             2,118             6,217
Marketing expenses...........................     14             752                51               803
General and administrative expenses..........     15             374               240               945
                                                               -----             -----             -----
OPERATING LOSS...............................                  3,881             2,409             7,965
Financing income, net........................     16             (20)              (39)              (61)
                                                               -----             -----             -----
Loss before income taxes.....................                  3,861             2,370             7,904
Income taxes.................................     17              --                --                --
                                                               -----             -----             -----
NET LOSS.....................................                  3,861             2,370             7,904
                                                               =====             =====             =====

*   Cumulative amounts from the Company's inception.

    The accompanying notes are an integral part of the financial statements.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, (DEFICIT)

                                                                                                            TOTAL
                                                                             EMPLOYEES'                 SHAREHOLDERS'
                                             SHARE      SHARE     CAPITAL      STOCK      ACCUMULATED      EQUITY,
                                            CAPITAL    PREMIUM    RESERVE     OPTIONS        LOSS         (DEFICIT)
                                            --------   --------   --------   ----------   -----------   -------------
                                                                     U.S.$ THOUSANDS
BALANCE AS OF JANUARY 1, 1998.............        3        --         5          117         (1,673)       (1,548)
Shares issued.............................       --     2,927        --           --             --         2,927
Linkage differences on loans received from
  Parent Company..........................       --        --       167           --             --           167
Employees' stock options..................       --        --        --          368             --           368
Net loss for the year.....................       --        --        --           --         (2,370)       (2,370)
                                            --------    -----       ---          ---         ------        ------
BALANCE AS OF DECEMBER 31, 1998...........        3     2,927       172          485         (4,043)         (456)
Shares issued.............................        1     4,621        --           --             --         4,622
Linkage differences on loans received from
  Parent Company..........................       --        --       (34)          --             --           (34)
Employees' stock options..................       --        --        --          204             --           204
Net loss for the year.....................       --        --        --           --         (3,861)       (3,861)
                                            --------    -----       ---          ---         ------        ------
BALANCE AS OF DECEMBER 31, 1999...........        4     7,548       138          689         (7,904)          475
                                            ========    =====       ===          ===         ======        ======
Cumulative amounts from the Company's
  inception
Shares issued.............................        4     7,548        --           --             --         7,552
Linkage differences on loans received from
  Parent Company..........................       --        --       138           --             --           138
Employees' stock options..................       --        --        --          689             --           689
Deficit accumulated during development
  stage...................................       --        --        --           --         (7,904)       (7,904)
                                            --------    -----       ---          ---         ------        ------
BALANCE AS OF DECEMBER 31, 1999...........        4     7,548       138          689         (7,904)          475
                                            ========    =====       ===          ===         ======        ======

    The accompanying notes are an integral part of the financial statements.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

            STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31

                                                          1999              1998          * CUMULATIVE
                                                     ---------------   ---------------   ---------------
                                                     U.S.$ THOUSANDS   U.S.$ THOUSANDS   U.S.$ THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................      (3,861)           (2,370)           (7,904)
ADJUSTMENTS REQUIRED TO RECONCILE
NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Severance pay, net.................................           3                 2                 5
Depreciation.......................................         122                60               214
Capital loss.......................................           5                --                 5
Employees' stock options...........................         204               368               689
Marketing services against issuance of shares (See
  a)...............................................         180                --               180
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease (increase) in accounts receivable.........         (44)                7              (153)
Increase in accounts payable.......................         204               314               672
Increase (decrease) in related parties.............          20               (68)               23
                                                         ------            ------            ------
NET CASH USED IN OPERATING ACTIVITIES..............      (3,167)           (1,687)           (6,269)
                                                         ------            ------            ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments for purchase of fixed assets (See b)......        (215)             (211)             (599)
Proceeds from sale of fixed assets.................           5                --                 5
Cars leasing deposits..............................           4                 3                (3)
                                                         ------            ------            ------
NET CASH USED IN INVESTING ACTIVITIES..............        (206)             (208)             (597)
                                                         ------            ------            ------
CASH FLOW FROM FINANCING ACTIVITIES:
Loans received from Parent Company.................          --               565             2,281
Repayment of long-term loans to leasing company....          (4)               --                (4)
Shares issued......................................       4,442             2,927             7,372
                                                         ------            ------            ------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........       4,438             3,492             9,649
                                                         ------            ------            ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............           1                (3)                8
                                                         ------            ------            ------
INCREASE IN CASH AND CASH EQUIVALENTS..............       1,066             1,594             2,791
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....       1,725               131                --
                                                         ------            ------            ------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........       2,791             1,725             2,791
                                                         ======            ======            ======

*   Cumulative amounts from the Company's inception.

TRANSACTION NOT INVOLVING CASH FLOWS

(a) Marketing services were rendered against issuance of the Company's share capital.

(b) Capital lease obligations of U.S.$ 177 were incurred in 1999, when the Company entered into leases for new motor vehicles. See Note 10.

    The accompanying notes are an integral part of the financial statements.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1--GENERAL

A) 3DV Systems Ltd. (hereinafter--"the Company") was incorporated on June 16, 1996, as an Israeli Company and commenced operations in July 1996.

    The Company is in the development stage, whereby its principal activities in the reported period are the development of products in the field of 3D laser camera. The Company has not yet generated any revenues.

B) The Company is a subsidiary of R.D.C. Rafael Development Corporation Ltd. (hereinafter--"the Parent Company"). See also Note 12.

NOTE 2--BASIS OF PRESENTATION

A) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

B) The Company is in the development stage and its ability to continue operations in the foreseeable future depends on the Company Management's ability to provide additional financial support.

C)  Reporting currency

    (1) The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States.

       The Company's sales markets are expected to be substantially outside of Israel in non-Israeli currencies, mainly in U.S. dollars or linked thereto as well as the Company expenses in U.S. dollar are expected to grow significantly. Therefore, the Company's functional currency is the U.S. dollar.

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

    (2) Details of the exchange rate and the C.P.I. in Israel are given as follows:

                                  DECEMBER 31,   DECEMBER 31,   CHANGES %   CHANGES %
                                      1999           1998         1999        1998
                                  ------------   ------------   ---------   ---------
Consumer Price Index
  *--points.....................      106.6          105.2         1.33        8.62
U.S. Dollar 1 = NIS.............      4.153           4.16        (0.17)      17.65

    *   Average basis 1998 = 100

D) The high technology industry in which the Company is involved is highly competitive and is characterized by the risks of rapidly changing technologies. Penetration into world market requires investment of considerable resources and continuous development efforts. The Company's future success is dependent upon several factors including the technological quality and price/performance of its

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED) products relative to those of its competitors. There can be no assurance that the Company will be able to maintain the high technological quality of its product or to continue to develop or market its new products effectively.

    The Company employs 5 key employees who own major intellectual property. Management is of the opinion that if several of the above employees leave, then the Company will be vulnerable to the risk of a severe impact on the Company's know-how in the near term.

E)  SIGNIFICANT ACCOUNTING POLICIES:

    (1) FIXED ASSETS

       Fixed assets are stated at depreciated cost. The Company provides for depreciation which is computed by the straight-line method over the estimated useful life of the assets as follows:

Computers..............................................  3-4 years
Instruments and laboratory equipment...................  7-15 years
Motor vehicles.........................................  7 years
Office furniture and equipment.........................  17 years

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

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
    (6) DISCLOSURE OF CUMULATIVE AMOUNTS FROM THE COMPANY INCEPTION

       Under FAS 7, the Company provides cumulative amounts, from the Company's inception till December 31, 1999, in the statements of operations, cash flows and shareholders' equity.

    (7) PREPARATIONS OF THE COMPUTER SYSTEMS FOR YEAR 2000

       The costs required to prepare and convert the existing programs of the Company, to be able to differentiate between years belonging to the 20(th) century and years belonging to the 21(st) century (year 2000 compliance), were recorded as current expense when incurred.

NOTE 3--CASH AND CASH EQUIVALENTS

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              U.S.$ THOUSANDS   U.S.$ THOUSANDS
Foreign currency (U.S.$)....................................       2,280             1,425
Israeli currency............................................         511               300
                                                                   -----             -----
                                                                   2,791             1,725
                                                                   =====             =====

    Cash equivalents in Israeli currency include bank deposits, bearing an annual interest rate of 9-10.6% unlinked and which the date of maturity at the time of the deposit was not in excess of three months. Cash equivalents in foreign currency include bank deposit, bearing an annual interest rate of 5.22%-6.18% and which the date of maturity at the time of the deposit was not in excess of three months.

    The carrying amount of cash equivalents approximates market value.

NOTE 4--ACCOUNTS RECEIVABLE *

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              U.S.$ THOUSANDS   U.S.$ THOUSANDS
Due from the Chief Scientist (See Note 13, 19(c))...........         --                 1
Government institutions.....................................         76                70
Advance to supplier.........................................         --                 3
Prepaid expenses............................................         76                27
Employees...................................................          1                 1
Related parties.............................................         --                 7
                                                                    ---               ---
                                                                    153               109
                                                                    ===               ===

*   See Note 2e(5), 20

NOTE 5--CARS LEASING DEPOSITS

    During 1996 and 1998, the Company signed operating lease contracts with Albar Ltd. (related party) for the rental of vehicles for a period of three years. The rental payments are linked to the Israeli

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--CARS LEASING DEPOSITS (CONTINUED)
Consumer Price Index. The Company has deposited amounts representing rental payment for three months in respect of this contracts. The deposit is linked to the Israeli Consumer Price Index, and bears no interest.

NOTE 6--OPTION

    On December 22, 1998, the Company signed an option agreement ("the agreement") with the Parent Company. According to the Agreement, the Parent Company granted the Company an option to purchase from the Parent Company up to 75,000 shares of VSI, par value U.S.$ 0.01 per share for the purchase price of U.S.$ 0.9 per share. The option may be exercised by the Company as of October 6, 1999 and for a period of six years thereafter, at any time, either in whole or in part, from time to time. The Company shall pay the price for the option shares purchased in cash. Any dividends received by the Parent Company during the term of the option on any option shares prior to their delivery to the Company shall be held by the Parent Company in trust for the Company and shall be remitted to the Company upon the exercise of the option in respect of those option shares on which such dividends were received.

    As described in Note 19h, the above 75,000 of VSI's shares which the Company will receive upon exercising the option, will be used to finance the special rewards to the company's employees.

NOTE 7--FIXED ASSETS, NET

                                                     INSTRUMENTS
                                                          &                             OFFICE
                                                     LABORATORY                      FURNITURE AND
                                         COMPUTERS    EQUIPMENT    *MOTOR VEHICLES     EQUIPMENT      TOTAL
                                         ---------   -----------   ---------------   -------------   --------
                                                                   U.S.$ THOUSANDS
Cost
BALANCE AT BEGINNING OF YEAR...........     222           95              17              51           385
Additions..............................     181           13             177              21           392
Disposals..............................      --           --             (17)             --           (17)
                                            ---          ---             ---              --           ---
BALANCE AT END OF YEAR.................     403          108             177              72           760
                                            ---          ---             ---              --           ---
Accumulated depreciation
BALANCE AT BEGINNING OF YEAR...........      69            9               6               9            93
Depreciation for the year..............      97           15               5               5           122
Reversal for disposals.................      --           --              (7)             --            (7)
                                            ---          ---             ---              --           ---
BALANCE AT END OF YEAR.................     166           24               4              14           208
                                            ---          ---             ---              --           ---
Depreciated cost at December 31,
  1999.................................     237           84             173              58           552
                                            ===          ===             ===              ==           ===
Depreciated cost at December 31,
  1998.................................     153           86              11              42           292
                                            ===          ===             ===              ==           ===

*   See Note 10a.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--ACCOUNTS PAYABLE *

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              U.S.$ THOUSANDS   U.S.$ THOUSANDS
TRADE
  Open accounts.............................................        273               200
  Checks payable............................................        100               147
                                                                    ---               ---
                                                                    373               347
                                                                    ===               ===
OTHER
  Institutions..............................................        143                52
  Liabilities to employees..................................         65                55
  Accrued expenses..........................................         99                21
                                                                    ---               ---
                                                                    307               128
                                                                    ===               ===
RELATED PARTIES (SEE NOTE 17B)..............................         23                 3
                                                                    ===               ===

*   See Note 2e(5), 20

NOTE 9--LONG-TERM LOANS FROM PARENT COMPANY

    Since its incorporation the Company received loans of U.S.$ 2,281 thousand from Parent Company, in order to finance its operational activities. These loans are linked to the Israeli Consumer Price Index, bear no interest and their maturity date has not yet been determined. Management's opinion is that these loans would not be repayable in the current year. These loans do not bear real market interest and therefore, linkage differences on these loans are credited to a capital reserve in shareholders' equity.

NOTE 10--LIABILITIES FOR CAPITAL LEASE

A) Liabilities due to a leasing company were recorded against the purchase of eight cars. The liabilities are to be repaid in five years, linked to the U.S. dollar and bearing interest of 7.6% p.a. As security for the liabilities, the Company registered liens on all the cars in favor of the leasing company.

B) The aggregate maturities of these loans at December 31, 1999, are as follows:

                                                              U.S.$ THOUSANDS
                                                              ---------------
2000--current maturities....................................         31
                                                                    ---
2001........................................................         33
2002........................................................         36
2003........................................................         38
2004........................................................         35
                                                                    ---
                                                                    142
                                                                    ---
                                                                    173
                                                                    ===

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--EMPLOYEES' RIGHTS UPON RETIREMENT

    The Company is required to make severance payments to dismissed employees. The Company covers its obligations for severance pay by making payments of premiums to insurance companies. The amounts accumulated at the insurance companies are not under the control of the management of the Company.

NOTE 12--SHARE CAPITAL

A)  SHAREHOLDERS' EQUITY

                                                                 AUTHORIZED      ISSUED AND PAID FOR
                                                              NUMBER OF SHARES    NUMBER OF SHARES
                                                              ----------------   -------------------
Ordinary Shares of NIS (0.01) each..........................     5,170,000            1,498,807
                                                                 =========            =========
Ordinary Shares A of NIS (0.01) each........................       900,000               29,310
                                                                 =========            =========

    (1) The rights of the Ordinary Shares A are the same as the Ordinary Shares except for rights to participate or to vote in shareholders meetings. The Ordinary Shares A shall be converted into Ordinary Shares, on a one-to-one basis and without any payment, automatically upon the registration of any of the Company's shares for trade in any stock market, in Israel or abroad.

    (2) In August 1998, the Company, the Parent Company and Vision
       Sciences Inc. ("VSI") a Delaware corporation signed an Investment Agreement ("the Agreement"). According to this Agreement, the Company issued 338,099 Ordinary Shares, par value NIS 0.01 per share which represent 25% of the fully diluted share capital of the Company in consideration for U.S.$ 3 million in cash.

       VSI was required to advance funds needed to finance the operations of the Company in fiscal years 1999 and 2000. Accordingly, the Company issued to VSI non-interest bearing, redeemable capital notes convertible into ordinary shares of the Company. VSI's obligation to finance the operations of the Company was terminated in November 1999. (See also paragraph 4 below).

    (3) In December 1998, the Company issued to VSI 16,068 Ordinary Shares of the Company, par value 0.01 per share in consideration of their par value. The issuance was executed due to the increase in the number of ordinary A shares that are subject to employee stock option plan (See
       Note 12(b)).

    (4) On May 29, 1999 and August 26, 1999, the Company issued convertible capital notes of U.S.$ 500 thousand each to VSI. The notes were unsecured and linked to the US dollar and bear no interest.

       According to a Share Subscription Agreement (the "Agreement") which was signed in November 1999, the capital notes of U.S.$ 1,000 thousand mentioned above were converted into 65,474 Ordinary Shares constituting 3.67% of the Company's equity on a fully diluted basis.

       In addition, the Company issued to VSI, Discount Investment
       Corporation Ltd., PEC Israel Economic Corporation and Elron Electronic Industries Ltd. 32,738 Ordinary Shares each, in consideration of U.S.$ 500 thousand each, constituting 1.83% of the Company's equity on a fully diluted basis each.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--SHARE CAPITAL (CONTINUED)
       Furthermore, the Company issued to a foreign investor 98,213 Ordinary Shares constituting 5.5% of the Company's equity on a fully diluted basis in consideration of U.S.$ 1,500 thousand.

       All the above considerations based on a purchase price of U.S.$ 15.273 per share.

    (5) According to the Agreement mentioned in paragraph (4) above, the foreign investor has the option to make an additional investment in the Ordinary Share capital of the Company in the amount of up to U.S.$ 750 thousand at the share price. The option will be effective until the earlier between two years from the closing date between the Company and the investor and the initial offering of any securities of the Company to the public.

    (6) In the third quarter of 1999, the Company received film planning and producing services which are worth U.S.$ 180 thousand from a supplier. In consideration, the Company issued to the supplier 14,310 Ordinary Shares A of NIS 0.01 each constituting 1% of the Company's equity on a fully diluted basis. The price per share of this issuance was U.S.$ 12.58.

B) EMPLOYEE STOCK OPTION PLANThe Board of Directors of the Company, at its meeting in August 1997, approved the resolution to adopt the Company's employee stock option plan ("ESOP"), providing for the allotment without consideration of options to employees of the Company, whose eligibility will be determined from time to time by the Company's Board Compensation Committee, for the purchase of up to 135,000 Ordinary Shares A of the Company of par value NIS 0.01 each. Each option will entitle the holder to purchase one Ordinary Share A of par value NIS 0.01 each at an exercise price of NIS 0.01 per option. The options vest over a period of two to four years and are exercisable for a period of eight years from the date of grant.

    The options will be allotted to a trustee who will hold them in trust on behalf of the employees, in accordance with Section 102 of the Income Tax Ordinance in Israel and related regulations.

    In December 1999, the Board of Directors of the Company resolved to increase the number of Ordinary Shares A of the Company that are reserved under the ESOP, up to 269,629.

    Based on the above resolutions, the options allotments are as follows:

                                                     1999                1998
                                               NUMBER OF OPTIONS   NUMBER OF OPTIONS
                                               -----------------   -----------------
Total options under the ESOP.................       269,629             197,500
                                                    -------             -------
Options as of January 1......................       131,936              60,000
Options granted during the year..............       *71,322              71,936
Options expired..............................        (5,084)                 --
                                                    -------             -------
Options as of December 31....................       198,174             131,936
                                                    -------             -------
BALANCE AT END OF YEAR.......................        71,455              65,564
                                                    =======             =======

    The fair value of the outstanding options (based on the minimal value pricing model) as of December 31, 1999 is U.S.$ 808 thousand.

*   Including 56,988 options with an exercise price of U.S.$ 8.47.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--SHARE CAPITAL (CONTINUED)
    In order to estimate the compensation cost of the above options, management of the Company evaluated the fair value of the Company's Ordinary Shares A based upon the price per Ordinary Share in a private placement which took place on August 25, 1998 (See Note 12(a)(2)). Management's assumption is that the fair value of the Company's Ordinary Shares A grew at a fixed rate commencing the Company inception until the above private placement date. Accordingly, the Company evaluated the fair value of Ordinary Shares A, issued prior to the private placement, by the straight-line method over the period commencing the inception of the Company (at such time the Company's price per share is assumed to the U.S.$ 0 (nil)) through the private placement date, in order to compute a discount from the private placement price, for such Ordinary Shares A.

    Compensation cost related to options issued after August 25, 1998 was calculated based on the last known share price.

    The Company did not take into account a discount due to the fact that the Company's Ordinary Shares A do not have the right to vote as mentioned in
Note 12(a)(1) above because the Stock Option Plan provides that upon initial public offering, Ordinary Shares A will automatically be converted into Ordinary Shares. The Company applied APB 25 and recorded in 1999 compensation cost of U.S.$ 204 thousand (U.S.$ 368 thousand in 1998) due to the above options equal to the intrinsic value of the above options using the fair value of Ordinary Shares A as described above.

    Had compensation expense for stock options granted under the Company's Stock Option Plan been determined based on the fair value at the date of grant, consistent with the method of Financial Accounting Standards Board Statement
No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), the Company's net income would have changed to the pro forma amounts indicated below:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
                                                               U.S.$ THOUSANDS
Net loss as presented--in thousands.........................        3,861
Additional expenses due to options granted to employees.....           63
                                                                    -----
Pro forma net income--in thousands..........................        3,924
                                                                    =====

    The fair value of each option granted is estimated on the date of grant, using the minimal value option pricing model using the following weighted average assumptions:

    1.  Dividend yield of zero percent.

    2. Risk-free interest rate of 6% which represents risk free interest rates to dollar-liked financial instruments as published by the Israeli Stock Exchange.

    3.  Expected lives of 8 years as of the date of grant.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 13--RESEARCH AND DEVELOPMENT COSTS, NET

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                          1999              1998          * CUMULATIVE
                                                     ---------------   ---------------   ---------------
                                                     U.S.$ THOUSANDS   U.S.$ THOUSANDS   U.S.$ THOUSANDS
Salaries and related expenses (1)..................       1,385             1,081             3,168
Patent registration expenses.......................         108               148               358
Materials..........................................         282               356               947
Subcontractors.....................................         620               209               922
Vehicle expenses...................................         108                87               267
Communications.....................................          11                 9                34
Overseas travel....................................           6                22               121
Depreciation.......................................         112                53               190
Rent and maintenance...............................          64                43               142
Professional publication...........................           7                76                92
Other..............................................          51                35                92
                                                          -----             -----             -----
                                                          2,754             2,119             6,333
Less: grants received from the Chief Scientist.....           1                (1)             (116)
                                                          -----             -----             -----
                                                          2,755             2,118             6,217
                                                          =====             =====             =====
(1) Include compensation expenses in respect of
   options granted (See Note 12(b))................         204               368               689
                                                          =====             =====             =====

*   Cumulative amounts from the Company's inception.

NOTE 14--MARKETING EXPENSES

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                          1999              1998          * CUMULATIVE
                                                     ---------------   ---------------   ---------------
                                                     U.S.$ THOUSANDS   U.S.$ THOUSANDS   U.S.$ THOUSANDS
Participation in exhibitions.......................        383                  --             383
Overseas travel....................................        145                  25             170
Advertisement......................................        181                  24             205
Others.............................................         43                   2              45
                                                           ---            --------             ---
                                                           752                  51             803
                                                           ===            ========             ===

*   Cumulative amounts from the Company's inception.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--GENERAL AND ADMINISTRATIVE EXPENSES

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                          1999              1998          * CUMULATIVE
                                                     ---------------   ---------------   ---------------
                                                     U.S.$ THOUSANDS   U.S.$ THOUSANDS   U.S.$ THOUSANDS
Salaries and related expenses......................        139               110               433
Accounting services by Parent Company..............         25                16                52
Legal and accounting...............................         20                29                81
Consulting.........................................          5                 5                15
Insurance..........................................          1                --                 2
Office expenses....................................         11                 8                35
Maintenance........................................         14                 5                37
Communications.....................................         18                11                42
Overseas travel....................................         --                 7                14
Entertainment......................................         32                 8                47
Vehicle expenses...................................         20                11                45
Tax of benefits....................................         14                 6                27
Depreciation.......................................         10                 7                26
Transporting.......................................         34                15                54
Advertisement......................................         13                --                13
Other..............................................         18                 2                22
                                                           ---               ---               ---
                                                           374               240               945
                                                           ===               ===               ===

*   Cumulative amounts from the Company's inception.

NOTE 16--FINANCING INCOME, NET

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                          1999              1998          * CUMULATIVE
                                                     ---------------   ---------------   ---------------
                                                     U.S.$ THOUSANDS   U.S.$ THOUSANDS   U.S.$ THOUSANDS
Interest income and linkage difference relating to
  monetary items...................................        (34)              (44)              (85)
Bank charges.......................................         14                 5                24
                                                           ---               ---               ---
                                                           (20)              (39)              (61)
                                                           ===               ===               ===

*   Cumulative amounts from the Company's inception.

NOTE 17--INCOME TAXES

A) The Israel tax is computed on the basis of the Company's results in nominal NIS determined for statutory purposes.

    The Company is assessed for tax purposes under the Income Tax Law (Inflationary Adjustments 1985), the purpose of which is to prevent taxation on inflationary profits.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--INCOME TAXES (CONTINUED)
    Pursuant to the Law of Encouragement of Capital Investment, the Company was awarded "Approved Enterprise" status in the government alternative benefits track. The program is for investments in the development of infrastructure, and for investments in locally produced and imported equipment.

    The main benefits to which the Company will be entitled, if it implements all the terms of the approved program, are the exemption from tax on income deriving from the Approved Enterprise, and reduced tax rates on dividends originating from this income. The income deriving from the Approved Enterprise will be exempt from tax for a ten year period, commencing on the date that taxable income is first generated by the Approved Enterprise (limited to the earlier of a maximum period of 12 years from commencing operations or 14 years from the date the approval letter was received).

    Dividend distribution originating from the income of the Approved Enterprise will be subject to tax at the rate of 15%, provided that the dividend is distributed during the period stipulated in the Law.

    In the event of a dividend distribution (including withdrawals and charges that are deemed to be dividends) out of the income originating from the Approved Enterprise, and on which the Company received a tax exemption, income from which the dividend is distributed will be subject to corporate taxes at the rate varying from 10%-25% depending on the percentage of foreign investment holding in the Company as defined by the Law.

    Should the Company derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income will be taxable at regular corporate tax rates (in the year 1997 and thereafter--36%).

    Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969:

    The Company is an "industrial company", as defined by this law and, as such, is entitled to certain tax benefits, mainly accelerated depreciation of machinery and equipment, as prescribed by regulations published under the Inflationary Adjustments Law, the right to claim public issuance expenses and amortization of patents and other intangible property rights as a deduction for tax purposes.

B) As of the balance sheet date the Company accumulated losses for tax purposes are approximately U.S.$ 7 million. These losses are linked to the Israeli Consumer Price Index and may be utilized against future taxable income.

C) Deferred income taxes are provided primarily for operating loss for tax purposes and for all the differences between the tax and the accounting basis of assets and liabilities bases on the tax rate that is expected to be in effect at the time the deferred income taxes will be realized. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the period that the deferred tax assets are realized. Based on all available information, Management believes that all of the deferred tax assets are not realizable. Under FAS 109, a valuation allowance was established in respect of all of the deferred tax assets because it is not more likely than not that such assets will be realized in the foreseeable future.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--INCOME TAXES (CONTINUED)
D)  The components of deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              U.S.$ THOUSANDS   U.S.$ THOUSANDS
     Deferred tax assets:
     Employees' rights......................................          25                 9
     Employee stock options.................................         248               175
     Non deductible research and development costs..........          86                97
     Know-how for tax purposes only (1).....................          41                48
     Loss for tax purposes..................................       2,505             1,048
                                                                  ------            ------
                                                                   2,905             1,377
     Valuation allowance (1)................................      (2,905)           (1,377)
                                                                  ------            ------
                                                                      --                --
                                                                  ======            ======
     Statutory tax rate.....................................          36%               36%
                                                                  ======            ======

------------------------

(1) Know-how purchased from principal shareholder have deferent value for tax and accounting purposes.

E)  Reconciliation of theoretical tax expense to the actual tax expense:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              U.S.$ THOUSANDS   U.S.$ THOUSANDS
     Loss before income taxes as reported in the statements
      of operations.........................................      (3,861)           (2,370)
                                                                  ======            ======
     Statutory tax on the above amount (36%)................      (1,390)             (853)
     INCREASE IN TAXES RESULTING FROM PERMANENT DIFFERENCES:
     Non-deductible operating expenses......................          16                 7
     Linkage differences on loans received from Parent
      Company...............................................         (12)               60
     Others.................................................         (79)               23
                                                                  ------            ------
                                                                  (1,465)             (763)
     TIMING DIFFERENCES IN RESPECT OF WHICH VALUATION
      ALLOWANCE WERE RECORDED AGAINST DEFERRED TAX ASSET:
     Non-deductible expenses in respect of employees'
      liabilities...........................................          89               137
     Non-deductible research and development expenses.......          86                97
     Depreciation of know-how for tax purpose only..........          (7)               (7)
     Research and Development expenses which were recorded
      in the books of last year and are tax deductible in
      current year..........................................         (90)              (20)
     Loss for tax purposes carried forward from last year...      (1,094)             (492)
     Loss for tax purposes in the current year..............       2,481             1,048
                                                                  ------            ------
                                                                      --                --
                                                                  ======            ======

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--INCOME TAXES (CONTINUED)
F)  Composition of taxes on income included in the statements of operations:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              U.S.$ THOUSANDS   U.S.$ THOUSANDS
     Deferred tax...........................................       1,528              711
     Valuation allowance....................................      (1,528)            (711)
                                                                  ------             ----
                                                                      --               --
                                                                  ======             ====

NOTE 18--RELATED PARTIES TRANSACTIONS AND BALANCES

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              U.S.$ THOUSANDS   U.S.$ THOUSANDS
A)  TRANSACTIONS:
   Parent Company--mainly accounting services and rental....        124               101
                                                                    ---               ---
   Rafael--a subcontractor..................................         32                18
                                                                    ---               ---
   Vsoft Ltd.--general services.............................          8                10
                                                                    ---               ---
   Leasing from Albar Ltd...................................         24                32
                                                                    ---               ---
   Deposit to Albar Ltd.....................................         (4)               (3)
                                                                    ---               ---

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              U.S.$ THOUSANDS   U.S.$ THOUSANDS
B)  BALANCE OF AMOUNTS DUE TO:
   Accounts payable--Current accounts:
   Parent Company...........................................          21                 2
                                                                   -----             -----
   Rafael...................................................          --                 1
                                                                   -----             -----
   Vsoft Ltd................................................           2                --
                                                                   -----             -----
   Long-term liabilities:
   Loans from Parent Company................................       2,143             2,109
                                                                   -----             -----

NOTE 19--COMMITMENTS

A) In the fourth quarter of 1999, the Company signed leasing contracts with a leasing company (See Note 10). The Company guaranteed its commitments in respect of these contracts. As of December 31, 1999, the guarantees totaled U.S.$ 146 thousand.

B) The Company sub-leases its premises from Parent Company. Minimum future rental payment for a year, due under the Company and the Parent Company's lease agreement is U.S.$ 44 thousand. The rental payment is linked to the Consumer Price Index and updated by 1% each year.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 19--COMMITMENTS (CONTINUED)
C) The Company is committed to pay royalties to the Government of Israel in respect of sales of product, the research and development of which were made with the participation of the Chief Scientist. The amount of royalty payment is computed on the portion of sales proceeds from such products at rates varying from 3% to 5%. Under certain circumstances, the commitment is limited to the amount of the participation received, U.S.$ 116 thousand.

D) In August 1998, the Company signed a License and Manufacturing Agreement ("L&M Agreement") with VSI granting VSI exclusive, perpetual, royalty free and worldwide rights under the six initial patents as described in the L&M Agreement, to commercially exploit products in certain fields of use that incorporate, or use, component parts embodying technology developed by the Company. VSI shall have the right to sublicense certain of these rights to other assignees which shall be subject to the prior written approval of the Company. Pursuant to the L&M Agreement the Company expect to derive more revenues by selling its components to VSI or Approved Assign.

E) In August 1998, the Company signed a Collaboration agreement ("Collaboration agreement") with ASAHI Optical Co. Ltd. ("AOC") a Japanese corporation. AOC which is an Approved Assign under the L&M Agreement has licensed certain proprietary technology rights of the Company. The Collaboration agreement set forth the principles under which AOC and the Company shall cooperate with each other and negotiate in good faith the term of any collaborative research and joint development of 3D cameras or 3D imaging modules or devices, which Collaboration Agreement shall set forth the proposed scope of work for such collaboration, the costs and expenses of the project to be born by the parties and, subject to certain conditions, the rights of the parties in and to any intellectual property rights, including any patents or patent applications, arising out of any such collaboration ("Developed Technologies"). The Company shall have a non-exclusive, worldwide, perpetual license to the Developed Technologies for use and incorporation in any product commercialized by the Company or components resulting from the Developed Technologies, provided that AOC shall be entitled to receive from the Company a royalty in the such case equal to 3% of the gross revenues derived by the Company from the sale of such 3DV component. The Company shall not be entitled to use the Developed Technologies or otherwise grant a license of the Developed Technologies in connection with any other collaborative research and joint development arrangement between the Company and any non-affiliate of the Company without the prior written consent of AOC.

F) The Company agreed to pay to key employees a special lump sum bonus, in the event that the Company shall sell its rights in all or a major portion of its technology. The lump sum bonus will be calculated based upon the percentage of the employees shareholding in the Company.

G) The Company gave bank guarantees in the total amount of U.S.$ 69 thousand due to camera and supporting equipment which were sent abroad as "carnet de passage" for chamber of commerce.

H. The Board of Directors of the Company at its meeting on December 22, 1998 adopted the Company's Stock Appreciation Plan (the "plan"). The plan shall provide key employees of the Company with special rewards corresponding to the fair market value of a specified number of VSI shares. In order to finance payment of the awards granted under the plan the Company has entered into an Option Agreement with the Parent Company under which the Parent Company granted the Company the option to purchase 75,000 share of common stock of VSI, which shares shall be sold by the Company (See Note 6).

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 19--COMMITMENTS (CONTINUED)
    A participant in the plan (an employee of the Company who is awarded according to the plan) may exercise the right to receive payment of any portion of the units awarded to his/her credit, at any time and from time to time as from October 6, 1999 and until October 5, 2005 (the "Exercise Period") by delivering to the Company a written notice, stating the number of whole units payment of which is requested. The right to receive payments is limited within the exercise period only and shall subsequently expire. Any income which may accrue to the participant as a result of the plan will not be regarded as part of his salary for the purpose of any pension, severance pay, saving or other benefits applicable to employee-employer relations.

    As of December 31, 1999, the Board of Directors did not grant options under these plans.

NOTE 20--CONCENTRATION OF CURRENCY RISK--MONETARY BALANCES IN NON-U.S. DOLLAR CURRENCIES

                                                          DECEMBER 31, 1999      DECEMBER 31, 1998
                                                          ISRAELI CURRENCY *     ISRAELI CURRENCY *
                                                         --------------------   --------------------
                                                         UNLINKED   LINKED **   UNLINKED   LINKED **
                                                         --------   ---------   --------   ---------
                                                           U.S.$ THOUSANDS        U.S.$ THOUSANDS
ASSETS:
Current assets:
  Cash and cash equivalents............................    511           --       300           --
  Accounts receivable..................................    153           --       106           --
  Cars leasing deposits................................     --            3        --            7
                                                           ---        -----       ---        -----
                                                           664            3       406            7
                                                           ===        =====       ===        =====
LIABILITIES:
Current liabilities:
  Accounts payable.....................................    623           --       374           --
Non-current liabilities:
  Long-term loans from Parent Company..................     --        2,143        --        2,109
                                                           ---        -----       ---        -----
                                                           623        2,143       374        2,109
                                                           ===        =====       ===        =====

  * Does not include balances in U.S. dollars or linked thereto.

 ** To the Israeli CPI.

                                3DV SYSTEMS LTD.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 21--ADJUSTMENT TO ISRAELI GAAP

    At the request of the shareholders, the Company presents only the differences that effect directly the results of operations. This Note does not include required differences in the whole presentation. The effect of the differences between U.S. GAAP and Israeli GAAP on the financial statements items are as follows:

    (1) On statements of operations

                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                       1999              1998
                                                  ---------------   ---------------
                                                  U.S.$ THOUSANDS   U.S.$ THOUSANDS
Net loss as reported............................       3,861             2,370
Compensation expenses in respect of options
  granted.......................................         204               368
                                                       -----             -----
Net loss according to Israeli GAAP..............       3,657             2,002
                                                       =====             =====

    (2) On balance sheet items

                                                YEAR ENDED DECEMBER 31, 1999          YEAR ENDED DECEMBER 31, 1998
                                             -----------------------------------   -----------------------------------
                                                                           AS                                    AS
                                                                          PER                                   PER
                                                                        ISRAELI                               ISRAELI
                                             AS REPORTED   ADJUSTMENT     GAAP     AS REPORTED   ADJUSTMENT     GAAP
                                             -----------   ----------   --------   -----------   ----------   --------
                                                                           U.S.$ THOUSANDS
Amount funded for employees' rights upon
  retirement...............................       119         (119)         --           61          (61)         --
Employees' rights upon retirement..........      (124)         119          (5)         (63)          61          (2)
Accumulated loss...........................     7,904         (689)      7,215        4,043         (485)      3,558
Employees' stock options...................      (689)         689          --         (485)         485          --
                                                -----         ----       -----        -----         ----       -----
                                                7,210           --       7,210        3,556           --       3,556
                                                =====         ====       =====        =====         ====       =====

VISION-SCIENCES, INC.
EXHIBIT INDEX

EXHIBIT                                        DESCRIPTION OF EXHIBIT                       PAGE
-------                                        ----------------------                     --------
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

         10.3.(2)           Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein

        *10.4.(2)           Vision-Sciences, Inc. 401(k) Plan, as amended

         10.5.(2)           Supply Agreement between Machida Incorporated and Steve
                            Onody dated August 29, 1991

         10.6.(2)           Purchase Agreement between Vascu-Care, Inc. and Steve Onody dated August 29, 1991

         10.7.(2)           Lease between Machida Incorporated and J&J Associates dated
                            September 1, 1990

         10.8.(7)           Renewal to Lease between Machida Incorporated and J&J
                            Associates dated September 1, 1995

         10.9.(2)           Non-Exclusive License Agreement among Opielab, Inc., O.S.
                            Limited Partnership and Asahi Optical Co., Ltd. dated
                            September 28, 1988

        10.10.(3)           License Agreement between Vision-Sciences, Inc. and Advanced
                            Polymers, Inc. dated June 10, 1993

        10.11.(2)           Distributorship Agreement dated January 1, 1991 between
                            Storz Instrument Company and Machida Incorporated, as
                            amended

       *10.12.(2)           Form of Vision-Sciences, Inc. Invention, Non-Disclosure and
                            Non-Competition Agreement for employees

        10.13.(2)           Supply Agreement between the Company and Asahi Optical Co.,
                            Ltd. dated March 16, 1992

        10.14.(2)           Consulting Agreement between Vision-Sciences, Inc. and
                            Richard Rothstein dated November 1, 1991

        10.15.(2)           Agreement, Assumption and Release dated as of September 1,
                            1992 among Stephen Onody, Vascu-Care, Inc., Machida
                            Incorporated and Summit Technologies, Inc.

        10.16.(5)           Amendment to License Agreement between Vision-Sciences, Inc.
                            and Advanced Polymers, Inc. dated April 5, 1994

        10.17.(7)           Amendment to License Agreement between Vision-Sciences, Inc.
                            and Advanced Polymers, Inc. dated April 5, 1995

        10.18.(7)           Amendment to License Agreement between Vision-Sciences, Inc.
                            and Advanced Polymers, Inc. dated February 14, 1996

EXHIBIT                                        DESCRIPTION OF EXHIBIT                       PAGE
-------                                        ----------------------                     --------
        10.19.(6)           Commercial Loan Agreement (including Security Agreement and
                            Promissory Note) between Vision-Sciences, Inc. and The First
                            National Bank of Boston dated January 24, 1995

        10.20.(7)           Extension to Commercial Loan Agreement between
                            Vision-Sciences, Inc. and The First National Bank of Boston
                            dated November 16, 1995

        10.21.(7)           Lease between Paul D. McKeon, Trustee of 14 Burr Street
                            Realty Trust and Vision-Sciences, Inc. dated April 23, 1993

      **10.22.(8)           Investment Agreement dated as of August 6, 1998 between
                            Vision-Sciences, Inc., 3DV Systems Ltd. and RDC Rafael
                            Development Corporation Ltd.

      **10.23.(8)           License and Manufacturing Agreement dated as of August 6,
                            1998 between Vision-Sciences, Inc. and 3DV Systems Ltd.

      **10.24.(8)           Memorandum of Understanding dated August 6, 1998 between
                            Vision-Sciences, Inc. and Imagineering, Ltd.

      **10.25.(8)           License Agreement dated as of August 6, 1998 between
                            Vision-Sciences, Inc. and Asahi Optical Co., Ltd

       *10.26.              2000 Stock Incentive Plan

        10.27.              Agreement of Lease between 30 Ramland Road LLC and
                            Vision-Sciences, Inc. dated as of March 23, 2000

       *10.28.              Letter Agreement between the Company and Alan Jacobson dated
                            December 20, 1999.

       *10.29.(9)           Letter Agreement between the Company and James A. Tracy
                            dated July 18, 1997.

       *10.30.(9)           Memorandum of Understanding between the Company and Gerald
                            B. Lichtenberger dated December 5, 1998.

         21.1.(1)           Subsidiaries of the Company

         23.1.              Consent of Arthur Andersen LLP

         23.2.              Consent of Somekh Chaikin

         27.1.              Financial Data Schedule

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

(8) Incorporated by reference from the Current Report on Form 8-K dated August 20, 1998.

(9) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.