Form 10-Q
period 2000-06-30
VISION SCIENCES INC /DE/
filed 2000-08-14
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30, 2000

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

                              Yes X                 No __
                                 ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

            COMMON STOCK, PAR VALUE OF $.01                                       20,933,413
                   (Title of Class)                                            (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS

                                                                                                              PAGE
Part I.    Item 1.  Financial Information

                       Consolidated Balance Sheets..........................................................     3

                       Consolidated Statements of Operations ...............................................     4

                       Consolidated Statement of Stockholders' Equity ......................................     5

                       Consolidated Statements of Cash Flows ...............................................     6

                       Notes to Consolidated Financial Statements...........................................  7-11

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations............................................................... 12-14

           Item 3.  Qualitative and Quantitative Disclosure about Market Risk...............................    15

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K .......................................................    16

           Signature .......................................................................................    17

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               June 30,                 March 31,
                                                                                 2000                     2000
                                                                          --------------------        --------------
                                                                                                       (AUDITED)
                                                          ASSETS

Current Assets:
     Cash and cash equivalents..................................            $  1,370,174            $  1,581,381
     Accounts receivable, net of allowance for doubtful
         accounts of $156,000 at June 30 and March 31...........                 918,465               1,079,590
     Inventories................................................               1,351,338               1,278,084
     Prepaid expenses and deposits..............................                  91,023                  76,743
                                                                            ------------             -----------
         Total current assets...................................               3,731,000               4,015,798
                                                                            ------------             -----------

Property and Equipment, at cost:
     Machinery and equipment....................................               2,882,983               2,870,944
     Furniture and fixtures.....................................                 202,067                 202,067
     Motor vehicles.............................................                       -                  20,949
     Leasehold improvements.....................................                 313,154                 313,154
                                                                            ------------             -----------
                                                                               3,398,204               3,407,114
     Less-Accumulated depreciation and amortization.............               2,942,781               2,846,318
                                                                            ------------             -----------
                                                                                 455,423                 560,796
                                                                            ------------             -----------

Equity investment in 3DV Systems, Ltd...........................                       -                 222,553
Other Assets, net of accumulated amortization of $24,000
     and $22,000, respectively..................................                 107,198                 108,783
                                                                            ------------             -----------
         Total assets...........................................            $  4,293,621            $  4,907,930
                                                                            ============            ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acceptances payable to a bank..............................           $      85,265           $      32,512
     Accounts payable...........................................                 443,644                 374,684
     Accrued expenses...........................................               1,463,507               1,586,248
                                                                            ------------             -----------
         Total current liabilities..............................               1,992,416               1,993,444
                                                                            ------------             -----------


Stockholders' Equity:
     Common stock, $.01 par value--
         Authorized--25,000,000 shares
         Issued and outstanding--20,933,413 shares at
         June 30, 2000 and 20,901,128 shares at
         March 31, 2000.........................................                 209,333                 209,010
     Additional paid-in capital.................................              54,253,462              54,054,458
     Accumulated deficit........................................             (52,161,590)            (51,348,982)
                                                                            ------------             -----------
         Total stockholders' equity.............................               2,301,205               2,914,486
                                                                            ------------             -----------
         Total liabilities and stockholders' equity.............            $  4,293,621            $  4,907,930
                                                                            ============            ============

          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             June 30
                                               ------------------------------------

                                                     2000                1999
                                              ----------------    -----------------
Net sales..................................        $ 1,579,656         $ 1,501,173
Cost of sales..............................          1,162,737           1,289,142
                                                --------------      --------------

     Gross profit..........................            416,919             212,031

Selling, general and administrative
   expenses ...............................            809,969             830,399
Research and development expenses..........            218,841              51,090
                                                --------------      --------------
     Loss from operations..................           (611,891)           (669,458)

Interest income............................             22,676              34,175
Equity in losses of 3DV Systems Ltd........           (222,553)         (1,091,000)
Other income, net..........................                222               1,436
                                                --------------      --------------

     Net loss..............................        $  (811,546)       $ (1,724,847)
                                                ==============      ==============

Basic and diluted net loss per common
   share...................................        $     (0.04)       $      (0.09)
                                                ==============      ==============

Shares used in computing basic and
   diluted net loss per common share.......         20,926,672          19,212,746
                                                ==============      ==============


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                       Common  Stock
                               -----------------------------
                                                                                                      Total            Total
                                   Number         $.01           Additional        Accumulated      Stockholders'   Comprehensive
                                 of Shares       Par Value      Paid-in-Capital      Deficit          Equity            Loss
                               -------------    ----------      ----------------  --------------   -------------   --------------
Balance, March 31, 2000
  (audited)                       20,901,128      $ 209,010      $ 54,054,458      $(51,348,982)    $ 2,914,486

Exercise of stock options             32,285            323                 -                 -             323
Stock option grants to non-
  employees                                                           199,004                           199,004
Foreign exchange loss                      -              -                 -            (1,062)         (1,062)      $  (1,062)
Net loss                                   -              -                 -          (811,546)       (811,546)       (811,546)
                              --------------   ------------    ----------------- ----------------  -------------   ---------------
Total comprehensive income
  (loss)                                                                                                             $ (812,608)
                                                                                                                   ===============
Balance June 30, 2000             20,933,413      $ 209,333      $ 54,253,462      $(52,161,590)     $2,301,205
                              ==============   ============    ==============     ===============  =============


          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended             Three Months Ended
                                                                         June 30, 2000                   June 30, 1999
                                                                      ------------------             ------------------
Cash flows from operating activities:
     Net loss........................................................       $   (811,546)               $ (1,724,847)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
       Depreciation and amortization.................................            101,830                     108,954
       Equity in losses of 3DV Systems, Ltd..........................            222,553                   1,091,000
       Loss on disposal of property and equipment....................              2,773                           -
       Stock option grants to non-employees..........................            199,004                           -
       Changes in assets and liabilities:
         Accounts receivable.........................................            161,125                     (25,597)
         Inventories.................................................            (73,254)                   (146,894)
         Prepaid expenses and deposits...............................            (14,280)                     16,855
         Accounts payable............................................             68,960                     184,268
         Accrued expenses............................................           (122,742)                    107,668
         Deferred development fee....................................                  -                    (165,000)
                                                                            ------------                ------------
           Net cash used for operating activities....................           (265,577)                   (553,593)
                                                                            ------------                ------------
Cash flows provided by (used for) investing activities
     Decrease in marketable securities...............................                  -                     404,218
     Purchase of property and equipment..............................            (12,039)                    (68,132)
     Proceeds from disposal of equipment.............................             14,395                           -
     Investment in 3DV Systems, Ltd..................................                  -                    (500,000)
     Decrease in other assets........................................                  -                      13,433
                                                                            ------------                ------------
           Net cash provided by (used for) investing activities......              2,356                    (150,481)
                                                                            ------------                ------------

Cash flows provided by financing activities:
     Foreign exchange losses.........................................             (1,062)                          -
     Proceed from acceptances payable to a bank......................             52,753                      54,073
     Exercise of stock options.......................................                323                      13,063
                                                                            ------------                ------------
           Net cash provided by financing activities.................             52,014                      67,136
                                                                            ------------                ------------
Net decrease in cash and cash equivalents............................           (211,207)                   (636,938)
Cash and cash equivalents, beginning of period.......................          1,581,381                   2,224,863
                                                                            ------------                ------------
Cash and cash equivalents, end of period.............................        $ 1,370,174                $  1,587,925
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

          c. INVENTORIES: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                                                                        June 30,            March 31,
                                                                                          2000                 2000
                                                                                   -----------------    -----------------
                                                                                                             (audited)
                  Raw materials.................................................        $ 221,110            $  176,620
                  Work-in-process...............................................          179,384               215,626
                  Finished goods................................................          950,844               885,838
                                                                                      -----------           -----------
                                                                                      $ 1,351,338           $ 1,278,084
                                                                                      ===========           ===========


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

                                                                                                      ESTIMATED
                           ASSET CLASSIFICATION                                                      USEFUL LIFE
                    Machinery and Equipment ....................................                      3-5 Years
                    Furniture and Fixtures......................................                        5 Years

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

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


3.       INVESTMENTS IN ISRAEL

         3DV SYSTEMS LTD.

         In November 1999, 3DV completed a Share Subscription Agreement (the "SSA"), among the Company, Mr. Jeff Braun, Discount Investment Corporation ("DIC"), PEC Israel Economic Corporation ("PEC") and Elron Electronic Industries Ltd. ("Elron"). The purpose of the SSA was to raise $4.5 million of new equity capital for 3DV. The Company's portion of the SSA was $1.5 million. That investment was comprised of the Company's Notes, and an additional $500,000 in cash invested on December 23, 1999.

         Upon the closing of the SSA, the Company's Notes converted into common stock of 3DV which, with the current common stock of 3DV then held by the Company and the new common stock issued to the Company and the other investors, resulted in the Company owning approximately 29% of the outstanding shares of 3DV.

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

         In April 2000, 3DV executed a Share Purchase Agreement (the "SPA") with investors other than the Company. After the SPA is fully implemented, the Company will own approximately 25% of the outstanding shares of 3DV.

         The Company accounts for its investment in 3DV using the equity method of accounting. Due to the Company's commitment to finance the working capital needs of 3DV, the Company absorbed 100% of the losses of 3DV up through December 23, 1999. Subsequent to December 23, 1999, the Company continued to account for its investment in 3DV using the equity method of accounting. However, after December 23, 1999 the Company has included only its proportional share of 3DV's losses, not 100% of 3DV's losses. In the three months ended June 30, 2000, 3DV incurred losses of approximately $2,412,000. As the Company's investment in 3DV totaled $222,553 at March 31, 2000, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2000. In the three months ended June 30, 1999, the Company recognized $1,091,000, 100% of the losses of 3DV.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


4.       SEGMENT INFORMATION

         The Company has three reportable segments - Medical, Industrial and Corporate. The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry. In addition, the industrial segment manufactures and repairs endoscopes for the medical segment. The corporate segment consists of certain administrative expenses beneficial to the Company as a whole and the management oversight of the Company's investment in 3DV Systems Ltd. and Vision-Sciences Ltd.

         The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV Systems Ltd. The carrying value of 3DV at June 30, 2000 was $0. Data regarding management's view of the Company's segments are provided in the following table.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

4.        SEGMENT INFORMATION (CONTINUED)

Three months ended June 30,                   Medical          Industrial         Corporate       Adjustments          Total
----------------------------------------- ------------------ ------------------ ---------------- ----------------- -----------------
2000
Sales to external customers                     $ 872,518          $ 707,138    $        -       $        -         $ 1,579,656
Intersegment sales                                      -            168,724             -         (168,724)                  -
Interest income, net                                    -                  -        22,676                -              22,676
Operating income (loss)                          (203,067)           (97,503)     (311,321)               -            (611,891)
Depreciation and amortization                      97,676              4,145             9                -             101,830
Other significant non-cash items:
Equity in losses of 3DV Systems                         -                  -      (222,553)               -            (222,553)
Total assets                                    2,553,905            945,019     1,490,582         (695,885)          4,293,621
Expenditures for fixed assets                       4,127              7,912       (14,395)               -              (2,356)

1999
Sales to external customers                     $ 607,950          $ 893,223    $        -       $        -         $ 1,501,173
Intersegment sales                                      -            117,070             -         (117,070)                  -
Interest income, net                                    -                  -        34,175                -              34,175
Operating income (loss)                          (500,713)           (16,411)     (152,334)               -            (669,458)
Depreciation and amortization                      96,128             10,830         1,996                -             108,954
Other significant non-cash items:
Equity in losses of 3DV Systems                         -                  -    (1,091,000)               -          (1,091,000)
Total assets                                    2,355,934          1,034,972     3,641,171         (680,516)          6,351,561
Expenditures for fixed assets                      66,132              2,000             -                -              68,132

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Future results may vary significantly based upon a number of important factors including, but not limited to, risks in market acceptance of new products and services and continuing demand for same, the impact of competitive products and pricing, seasonality, changing economic conditions, and other risk factors detailed in the Company's most recent annual report and other filings with the Securities and Exchange Commission.

Net sales for the three months ended June 30, 2000 increased by $78,000, or 5%, compared to the prior year three-month period. During this period sales of medical products increased by $264,000, or 44%, and sales of industrial products decreased by $186,000, or 21%.

The increase in medical sales was due primarily to an increase in sales of EndoSheaths-Registered Trademark- for the Ear-Nose-Throat ("ENT") market of $319,000, offset partially by a decrease in the sales of sigmoidoscope EndoSheaths to the gastrointestinal ("GI") market of $99,000, or 27%. In addition, sales of endoscopes for the GI and ENT markets increased in the aggregate by $45,000.

The increase in sales of EndoSheaths and endoscopes was due to higher demand from both domestic and international customers. The Company shipped approximately 45,100 ENT EndoSheaths in the three months ended June 30, 2000, an increase of 34,000 compared to shipments of approximately 11,100 in the same period last year. The increase reflects the continued penetration of domestic ENT users, a buildup of our international distributors and a poor fiscal quarter ended in June 1999 due to excess inventory present at our former master distributor. During the three months ended June 30, 2000, the Company acquired approximately 56 new domestic ENT customers.

International sales of ENT EndoSheaths in the three months ended June 30, 2000 were 26% of total sales of ENT EndoSheaths. International ENT EndoSheath unit shipments increased to 18,500 from less than 100 in the prior year period. The increase in international shipments is due to the establishment of the Company's international distribution channel in the second quarter of fiscal 2000. Demand during the three months ended June 30, 2000 was especially strong in Europe and Australia.

In addition to the year-to-year increase in the sale of ENT EndoSheaths, the unit sales increased by approximately 2,900 in the three months ended June 30, 2000 compared to the three months ended March 31, 2000. This increase was due primarily to the increase in shipments to international distributors, offset by a slight decline in shipments to domestic users.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

RESULTS OF OPERATIONS (CONTINUED)

The increase in sales of endoscopes was due primarily to an increase in demand for sigmoidoscopes and ENT scopes. The Company believes the increased demand for sigmoidoscopes reflects expected volume increase in flexible sigmoidoscopies by current customers and new customers who believe the Company's system is superior to conventional scopes for infection control and more cost-effective than conventional sigmoidoscopes. The sales of ENT endoscopes increased 36% in the three months ended June 30, 2000 compared to the same period last year. The increase is due primarily to increased demand generated by the Company's international distributors.

The lower sales of industrial products in the three months ended June 30, 2000, compared to the same period in fiscal 2000, were due primarily to lower demand for new products during this period by the aircraft maintenance and defense markets. Repair sales increased by 11% in the period.

Gross profit for the three months ended June 30, 2000 increased to $417,000, or 26% of net sales, compared to $212,000, or 14% of net sales for the comparable prior year three-month period. The increase in gross profit was due primarily to the higher prices attained for ENT EndoSheaths, resulting from our direct sales strategy, and to manufacturing efficiencies. The gross profit of the medical segment was 30% of sales, compared to a negative gross profit in the same period last year. The gross profit of the industrial segment declined to 22%, compared to 30% in the same period last year, due to the lower volume of sales.

Selling, general and administrative expenses for the three-month period ended June 30, 2000 decreased by 2%, or $20,000 compared to the prior year three-month period. Selling, general and administrative expenses amounted to 51% of net sales, compared to 55% in the three-month period ended June 30, 1999. The decrease in these expenses was primarily attributable to lower costs for payroll and consulting fees.

Research and development expenses increased by $168,000 in the three months ended June 30, 2000 compared to the same period last year, and were 14% of sales, compared to 3% of sales in the three months ended June 30, 1999. The higher expenses for research and development were due to compensation to an Imagineering Ltd. consultant working on the CMOS sensors. During fiscal 2000 the Imagineering Ltd. consultant delivered the innovations per the contractual obligation and the Company granted an option for 1,000,000 shares of the Company's common stock with a fair market value of $422,000 as compensation for work performed. According to the Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company is required to recalculate the fair value of the option on a quarterly basis until the option lapses or is exercised. For the three months ended June 30, 2000, the Company recorded compensation expense of $147,000 for the time value of the option. The cost associated with the option was recorded as a research and development expense and as an increase to additional paid in capital in the equity section of the consolidated balance sheet.

During the three months ended June 30, 2000, the Company decided to reduce its commitment to an operating entity in Israel. The Company continues to pursue the filing of patents, but has hired outside consultants to perform the work.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS (CONTINUED)

Equity in losses of 3DV Systems for the three months ended June 30, 2000 decreased by $868,000 due to the Company no longer being responsible for funding the working capital needs of 3DV.

The net loss per share for the three months ended June 30, 2000 was $.04, compared to $.09 per share for the same period last year. Without the compensation expense in connection with the option granted to a non-employee and the equity in losses of 3DV, the loss would have been $.02 per share for the three months ended June 30, 2000 and $.03 for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had $1,370,000 in cash and cash equivalents, and working capital of $1,739,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At June 30, 2000, there was approximately $165,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

Inventories increased $73,000 in the three months ended June 30, 2000, due primarily to increases in inventories of medical products of $85,000, offset by a decrease in industrial inventories of $12,000. The increase in medical products was due primarily to an increase in the quantities of ENT scopes, offset partially by a decrease in the value of finished sheaths for sigmoidoscopes. The Company continually reviews inventory levels, and will continue to establish inventory levels that it believes are consistent with demand for its products and other market circumstances. The decrease in inventory of industrial products was due primarily to a lower level of work-in-process due to reduced order flow.

The Company's cash and cash equivalents decreased by $211,000 in the three months ended June 30, 2000, due primarily to net cash used in operations of $266,000, offset by $52,000 of proceeds from acceptances payable to a bank.

The Company has incurred losses since its inception, and losses are expected to continue at least during the fiscal year ending March 31, 2001. The Company has funded the losses principally with the proceeds from public and private equity financings. After the last two rounds of financing executed by 3DV in December 1999 and April 2000, the Company is no longer required to fund operations at 3DV. Management continues to pursue additional sources of capital; however, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

FOREIGN CURRENCY EXCHANGE

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At June 30, 2000 the Company's liabilities relating to Japanese Yen were approximately $95,000.

The Company faces exposure, due to the cash required to support Vision-Sciences, Ltd., its Israeli subsidiary, to adverse movements in the value of the New Israel Shekel (NIS). This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required.

At June 30, 2000, the Company had no open forward currency contracts.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits
                27.1  Financial data schedule


       (b)      Reports on Form 8-K
                None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Vision-Sciences, Inc.


Date: August 14, 2000     By:


                          /s/ Gerald B. Lichtenberger
                          --------------------------------------
                          Dr. Gerald B. Lichtenberger, Ph. D.
                          Vice President of Business Development



                          /s/ James A. Tracy
                          ---------------------------------------
                          James A. Tracy
                          Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)