Form 10-Q
period 2000-09-30
VISION SCIENCES INC /DE/
filed 2000-11-13
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                                  Yes X     No
                                      --    --


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

      COMMON STOCK, PAR VALUE OF $.01                      20,933,413
      -------------------------------                ------------------------
             (Title of Class)                           (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS

Part I.    Item 1.  Financial Information                                                                      PAGE
                                                                                                               ----

                    Consolidated Balance Sheets.............................................................     3

                    Consolidated Statements of Operations...................................................     4

                    Consolidated Statement of Stockholders' Equity..........................................     5

                    Consolidated Statements of Cash Flows...................................................     6

                    Notes to Consolidated Financial Statements..............................................   7-12

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...............................................................  13-16

           Item 3.  Qualitative and Quantitative Disclosure about Market Risk ..............................    17


Part II.   Other Information

           Item 4.  Submission of Matters to a Vote of Stockholders.........................................    18

           Item 6.  Exhibits and Reports on Form 8-K........................................................    19

           Signature........................................................................................    20

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30,             March 31,
                                                                                 2000                    2000
                                                                          --------------------        --------------
                                                                                                        (AUDITED)
                                                     ASSETS
Current Assets:
     Cash and cash equivalents..................................            $  1,234,727            $  1,581,381
     Accounts receivable, net of allowance for doubtful
         accounts of $104,000 and $156,000, respectively........                 852,922               1,079,590
     Inventories................................................               1,234,700               1,278,084
     Prepaid expenses and deposits..............................                 310,737                  76,743
                                                                            ------------            ------------
         Total current assets...................................               3,633,086               4,015,798
                                                                            ------------            ------------

Property and Equipment, at cost:
     Machinery and equipment....................................               2,885,392               2,870,944
     Furniture and fixtures.....................................                 202,067                 202,067
     Motor vehicles.............................................                      .-                  20,949
     Leasehold improvements.....................................                 450,396                 313,154
                                                                            ------------            ------------
                                                                               3,537,855               3,407,114
     Less-Accumulated depreciation and amortization.............               2,971,413               2,846,318
                                                                            ------------            ------------
                                                                                 566,442                 560,796
                                                                            ------------            ------------

Equity investment in 3DV Systems, Ltd...........................                    -                    222,553
Other Assets, net of accumulated amortization of $25,000
     and $22,000, respectively..................................                 105,612                 108,783
                                                                            ------------            ------------
         Total assets...........................................            $  4,305,140            $  4,907,930
                                                                            ============            ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acceptances payable to a bank..............................            $     52,249            $     32,512
     Current portion notes payable to stockholders..............                  50,000                       -
     Current portion obligation under capital lease.............                  49,863                       -
     Accounts payable...........................................                 400,784                 374,684
     Accrued expenses...........................................               1,449,177               1,586,248
                                                                            ------------            ------------
         Total current liabilities..............................               2,002,073               1,993,444
                                                                            ------------            ------------
Note payable to stockholders....................................                 100,000                       -
Obligation under capital lease..................................                  51,244                       -

Stockholders' Equity:
     Common stock, $.01 par value--
         Authorized--50,000,000 shares
           Issued and outstanding--20,933,413 shares at
         September 30, 2000 and 20,901,128 shares
         at March 31, 2000......................................                 209,333                 209,010
     Additional paid-in capital.................................              54,352,665              54,054,458
     Accumulated deficit........................................             (52,410,175)            (51,348,982)
                                                                            ------------            ------------
         Total stockholders' equity.............................               2,151,823               2,914,486
                                                                            ------------            ------------
         Total liabilities and stockholders' equity.............            $  4,305,140            $  4,907,930
                                                                            ============            ============


                See accompanying notes to consolidated financial
                                  statements.

                                         VISION-SCIENCES, INC., AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                       Three Months Ended                          Six Months Ended
                                                          September 30,                             September 30,
                                               ------------------------------------     --------------------------------------

                                                     2000                1999                   2000                 1999
                                              ----------------    -----------------    -----------------     -----------------

Net sales....................................  $  1,706,969        $   1,855,393            $ 3,286,625           $ 3,356,565
Cost of sales................................     1,110,905            1,382,413              2,273,641             2,671,555
                                               ------------         ------------           ------------          ------------

     Gross profit............................       596,064              472,980              1,012,984               685,010

Selling, general and administrative
expenses.....................................       689,613              774,724              1,499,582             1,605,123
Research and development expenses............       175,476               45,830                394,317                96,920
                                               ------------         ------------           ------------          ------------
     Loss from operations....................      (269,025)            (347,574)              (880,915)           (1,017,033)

Interest income..............................        20,069               25,298                 42,744                59,474
Equity in losses of 3DV Systems Ltd..........             -             (931,000)              (222,553)           (2,022,000)
Other income, net............................           371                1,649                    593                3,084
                                               ------------         ------------           ------------          ------------
     Net loss................................  $   (248,585)        $ (1,251,627)          $ (1,060,131)         $ (2,976,475)
                                               ============         ============           ============          ============
Basic and diluted net loss per common share..  $      (0.01)        $      (0.06)          $      (0.05)         $      (0.15)
                                               ============         ============           ============          ============
Shares used in computing basic and diluted
net loss per common share....................    20,933,413           19,549,789             20,930,061            19,382,188
                                               ============         ============           ============          ============


                See accompanying notes to consolidated financial
                                  statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                   Common  Stock
                           --------------- --------------
                                                                                                     Total             Total
                              Number           $.01           Additional         Accumulated      Stockholders'     Comprehensive
                             of Shares      Par Value       Paid-in-Capital        Deficit          Equity             Loss
                           --------------  -------------    ----------------    -------------    -------------      -------------
Balance, March 31, 2000
(audited)                   20,901,128      $ 209,010         $ 54,054,458     $(51,348,982)       $ 2,914,486

Exercise of stock options       32,285            323                  -               -                   323

Stock compensation to
  non-employees                                                    298,207                             298,207
Foreign exchange loss              -              -                    -             (1,062)            (1,062)        $  (1,062)
Net loss                           -              -                    -         (1,060,131)        (1,060,131)       (1,060,131)
                            ----------      ---------         ------------     ------------        -----------      ------------
Total comprehensive income
  (loss)                                                                                                            $ (1,061,193)
                                                                                                                    ============
Balance September 30, 2000  20,933,413      $ 209,333         $ 54,352,665     $(52,410,175)       $ 2,151,823
                            ==========      =========         ============     ============        ===========




                See accompanying notes to consolidated financial
                                  statements.



                                                                          Six Months Ended             Six Months Ended
                                                                         September 30, 2000           September 30, 1999
                                                                         ------------------           ------------------
Cash flows from operating activities:
     Net loss........................................................        $(1,060,131)               $ (2,976,475)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
       Depreciation and amortization.................................            132,046                     217,525
       Equity in losses of 3DV Systems, Ltd..........................            222,553                   2,022,000
       Loss on disposal of property and equipment....................              2,773                           -
       Stock compensation to non-employees...........................            298,207                           -
       Changes in assets and liabilities:
         Accounts receivable.........................................            226,668                     (60,120)
         Inventories.................................................             43,384                    (153,715)
         Prepaid expenses and deposits...............................           (233,994)                      5,112
         Accounts payable  ..........................................             26,100                     182,665
         Accrued expenses............................................           (137,071)                     94,604
         Deferred development fee....................................                  -                    (317,042)
                                                                             -----------                ------------
           Net cash used for operating activities....................           (479,465)                   (985,446)
                                                                             -----------                ------------
Cash flows provided by (used for) investing activities
     Decrease in marketable securities...............................                  -                     706,058
     Purchase of property and equipment, net.........................           (137,294)                   (100,774)
     Investment in 3DV Systems, Ltd..................................                  -                  (1,000,000)
     Decrease in other assets........................................                  -                      13,333
                                                                             -----------                ------------
           Net cash used for investing activities....................           (137,294)                   (381,383)
                                                                             -----------                ------------
Cash flows provided by (used for) financing activities:
     Foreign exchange losses.........................................             (1,062)                          -
     Proceeds from notes payable to stockholders.....................            150,000                           -
     Proceeds from obligations under capital lease...................            101,107                           -
     Proceed from acceptances payable to a bank......................             19,737                      16,455
     Proceeds from the sale of common stock, net.....................                  -                   1,000,000
     Exercise of stock options.......................................                323                      44,250
                                                                             -----------                ------------
           Net cash provided by financing activities.................            270,105                   1,060,705
                                                                             -----------                ------------
Net decrease in cash and cash equivalents............................           (346,654)                   (306,124)
Cash and cash equivalents, beginning of period.......................          1,581,381                   2,224,863
                                                                             -----------                ------------
Cash and cash equivalents, end of period.............................        $ 1,234,727                $  1,918,739
                                                                             ===========                ============


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

         c. INVENTORIES: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:



                                                                                      September 30,           March 31,
                                                                                          2000                   2000
                                                                                    --------------------    -----------------
                                                                                                             (audited)
                  Raw materials.................................................        $ 136,042            $  176,620
                  Work-in-process...............................................          226,501               215,626
                  Finished goods................................................          872,157               885,838
                                                                                        ---------             ---------
                                                                                      $ 1,234,700           $ 1,278,084
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

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         d. DEPRECIATION AND AMORTIZATION: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

                                                                                                      Estimated
                         Asset Classification                                                       Useful Life
                         --------------------                                                       -----------
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

         g. FOREIGN CURRENCY TRANSACTIONS: In accordance with SFAS No. 52 FOREIGN CURRENCY TRANSLATION, the Company charges foreign currency exchange gains or losses, in connection with its purchases of products from vendors in Japan, to operations, and charges foreign exchange translation gains and losses to retained earnings.

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

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


3.       INVESTMENTS IN ISRAEL

         3DV SYSTEMS LTD.

         In April and May 2000, 3DV Systems Ltd. ("3DV") executed a third round of financing with investors other than the Company. Subsequent to this round of financing, the Company owns approximately 25% of the outstanding shares of 3DV.

         The Company accounts for its investment in 3DV using the equity method of accounting. Due to the Company's commitment to finance the working capital needs of 3DV, the Company absorbed 100% of the losses of 3DV up through December 23, 1999. On that date 3DV completed a second round of financing which resulted in an amendment to the Agreement between 3DV and the Company signed on August 6, 1998. The effect of that amendment was to eliminate the Company's option to purchase the remaining shares of 3DV under certain conditions, and to exempt the Company from guaranteeing the working capital requirements of 3DV. Subsequent to December 23, 1999, the Company continued to account for its investment in 3DV using the equity method of accounting. However, after December 23, 1999 the Company included only its proportional share of 3DV's losses, not 100% of 3DV's losses.

         In the three months ended June 30, 2000, 3DV incurred losses of approximately $2,412,000. As the Company's investment in 3DV totaled $222,553 at March 31, 2000, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2000, and recognized no loss in the three months ended September 30, 2000. In the three and six months ended September 30, 1999, the Company recognized $931,000 and $2,022,000, respectively, of the losses of 3DV.


4.       EGYPT PROJECT

         In September 2000, the Company contributed $269,000 to the University of Georgia ("UGA") in support of the University of Georgia Hepatitis Project, Proposal No. 022297-01 (the "Egypt Project"). Payments were comprised of a direct grant of $119,000 contributed by the Company, and $150,000 contributed in the form of a loan (the "Loan") to UGA. The Loan bears no interest and only stipulates that it will be repaid to the Company in the event that the total funds received by UGA for the Egypt Project exceed its first-year budget.

         The Company obtained the $150,000 by borrowing the funds from two of its principal shareholders, who are also directors of the Company. The terms of the loans are three years, and the loans bear interest at a rate of 9.5%, payable quarterly, beginning December 2000. Principal and interest are payable in cash or in Common Stock, $.01 par value, of the Company. The number of shares of Common Stock used to make any payments will be calculated based upon the closing sale price of the Company's Common Stock on the Nasdaq SmallCap Market on the day prior to the date the payment is due.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

4.       EGYPT PROJECT (CONTINUED)

         The Egypt Project had no activities and incurred no costs as of September 30, 2000, other than those charged against a pending award approved by UGA for approximately $26,000. In addition, in the event that the Egypt Project is cancelled, UGA agreed to refund any unspent funds to the Company. As a result, in the three months ended September 30, 2000 the Company expensed $26,000 as research and development expense and recorded approximately $243,000 as a prepaid asset on September 30, 2000.

5.       SEGMENT INFORMATION

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

         The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV. The carrying value of the investment in 3DV at September 30, 2000 was $0. Data regarding management's view of the Company's segments are provided in the following table.

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


5.        SEGMENT INFORMATION (CONTINUED)




THree months ended September 30,                  Medical          Industrial       Corporate        Adjustments          Total
--------------------------------                -----------       ------------     -----------      -------------       ---------
2000
Sales to external customers                      $814,250          $ 892,719       $      -          $     -           $1,706,969
Intersegment sales                                    -               89,604                           (89,604)               -
Interest income, net                                  -                  -             20,069                              20,069
Operating income (loss)                           (59,978)            73,688         (282,735)                           (269,025)
Depreciation and amortization                      24,362              5,854              -                -               30,216
Other significant non-cash items:
Equity in losses of 3DV Systems                       -                  -                -                -                  -
Total assets                                    2,346,008            979,153        1,573,882         (593,903)         4,305,140
Expenditures for fixed assets                       4,617            135,033              -                -              139,650

1999
Sales to external customers                     $ 967,520          $ 887,873       $      -          $     -           $1,855,393
Intersegment sales                                    -              141,289              -           (141,289)               -
Interest income, net                                  -                  -             25,298              -               25,298
Operating income (loss)                          (227,656)            32,585         (152,503)             -             (347,574)
Depreciation and amortization                     100,973              5,602            1,996              -              108,571
Other significant non-cash items:
Equity in losses of 3DV Systems                       -                  -           (931,000)             -             (931,000)
Total assets                                    2,377,730            909,352         3,239,145        (599,434)         5,926,793
Expenditures for fixed assets                      32,642                -                 -               -               32,642

                     VISION-SCIENCES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


5.        SEGMENT INFORMATION (CONTINUED)


Six months ended September 30,                  Medical           Industrial      Corporate       Adjustments          Total
------------------------------                -----------        ------------    -----------     -------------        -----------
2000
Sales to external customers                    $1,686,769         $1,599,856     $     -          $     -           $ 3,286,625
Intersegment sales                                    -              258,328                       (258,328)                 -
Interest income, net                                  -                  -           42,744             -                42,744
Operating income (loss)                          (263,045)           (23,815)      (594,055)            -              (880,915)
Depreciation and amortization                     122,038              9,999              9             -               132,046
Other significant non-cash items:
Equity in losses of 3DV Systems                       -                  -         (222,553)            -              (222,553)
Total assets                                    2,346,008            979,153      1,573,882        (593,903)          4,305,140
Expenditures for fixed assets                       8,744            142,945        (14,395)            -               137,294

1999
Sales to external customers                    $1,575,470         $1,781,095     $      -         $     -           $ 3,356,565
Intersegment sales                                    -              258,359            -          (258,359)                -
Interest income, net                                  -                  -           59,474             -                59,474
Operating income (loss)                          (728,370)            16,174       (304,837)            -            (1,017,033)
Depreciation and amortization                     197,101             16,431          3,993             -               217,525
Other significant non-cash items:
Equity in losses of 3DV Systems                       -                  -       (2,022,000)            -            (2,022,000)
Total assets                                    2,377,730            909,352      3,239,145        (599,434)          5,926,793
Expenditures for fixed assets                      98,774              2,000            -               -               100,774

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

Net sales for the three months ended September 30, 2000 ("Q2 01") were $1,707,000, a decrease of $148,000, or 8%, compared to the prior year three-month period ("Q2 00"). During this period sales of medical products decreased by $153,000, or 16%, and sales of industrial products increased by $5,000, or 1%.

The decrease in medical sales was due primarily to decreases in sales of EndoSheaths(R) of $84,000 and endoscopes of $67,000. Sales of EndoSheaths(R) for the Ear-Nose-Throat ("ENT") market decreased by $38,000, and sales of EndoSheaths to the gastrointestinal ("GI") market decreased by $42,000. Sales of ENT endoscopes decreased by $52,000 and sales of sigmoidoscopes decreased by $15,000.

The decrease in sales of ENT EndoSheaths was due to the mix of shipments being oriented more to international distributors than to domestic customers. The Company shipped approximately 50,500 ENT EndoSheaths in Q2 01, an increase of 4,600 compared to shipments of approximately 45,900 in Q2 00. Shipments to international distributors comprised approximately 52% of total ENT EndoSheath shipments in Q2 01, compared to approximately 25% in Q2 00. International demand for the Company's ENT EndoSheath continues to be high, especially in Europe and Australia. Although during the three months ended September 30, 2000, the Company acquired approximately 51 new domestic ENT customers, shipments to all domestic customers declined in Q2 01, compared to Q2 00, due to lower demand and to irregular ordering patterns in Q2 00. The higher volume of international shipments did not offset the lower volume of domestic shipments, as the average sales price for ENT EndoSheaths sold to international distributors is lower than the average sales price for domestic customers.

In addition to the year-to-year increase in the unit sales of ENT EndoSheaths, the unit sales increased by approximately 5,400 in Q2 01 compared to Q1 01, or 12%. This increase was due primarily to the increase in shipments to international distributors, offset partially by a decline in domestic shipments.

The decrease in sales of ENT endoscopes was due primarily to lower demand from international distributors on Q2 01, compared to Q2 00 when one new international distributor accounted for $39,000 in sales of ENT endoscopes. The Company expects demand for ENT endoscopes will increase in the future as it penetrates the domestic and international markets for these endoscopes.

The higher sales of industrial products in Q2 01, compared to Q2 00 were due primarily to slightly higher demand during this period for our products by the defense and aircraft maintenance markets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net sales for the six months ended September 30, 2000 decreased by $70,000, or 2%, compared to the same period in fiscal 2000. During this period, sales of medical products increased $111,000, or 7%, and sales of industrial products declined $181,000, or 10%.

The increase in medical sales was due primarily to higher sales of ENT EndoSheaths of $281,000, offset by lower sales of GI EndoSheaths of $140,000 and lower sales of ENT endoscopes of $41,000. The higher sales of ENT EndoSheaths was due to higher demand from both domestic customers and international distributors, compared to the six months ended September 30, 1999, when the Company had first begun to sell ENT EndoSheaths directly through its own sales channels.

The lower sales of industrial products were due primarily to lower demand from the defense and aircraft maintenance markets in Q1 01.

Gross profit in Q2 01 increased to $596,000, or 35% of net sales, compared to $473,000, or 25% of net sales in Q2 00. The increase in gross profit was due primarily to lower overhead spending and improved efficiencies in manufacturing our new Slide-On(TM) ENT EndoSheaths, offset partially by lower sales.

Gross profit for the six months ended September 30, 2000 increased to $1,013,000, compared to $685,000 for the comparable prior year six-month period. The increase in gross profit was due primarily to higher volume of ENT EndoSheaths, lower overhead spending and improved manufacturing efficiencies, compared to the same period in fiscal 2000.

Selling, general and administrative expenses in Q2 01 decreased by $85,000, or 11% compared to Q2 00. Selling, general and administrative expenses amounted to 40% of net sales, compared to 42% in Q2 00. The decrease in these expenses was primarily attributable to decreased expenses for commissions due to lower domestic sales of both medical and industrial products, and decreased administrative expenses.

For the six months ended September 30, 2000 selling, general and administrative expenses decreased by $106,000, or 7%. Selling, general and administrative expenses were 46% of sales for the six months ended September 30, 2000, compared to 48% of sales in the same period in fiscal 2000. The decrease in these expenses was due primarily to lower expenses for commissions, payrolls, consulting services and general administrative expenses.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Research and development expenses increased by $130,000 in Q2 01 compared to Q2 00, and were 10% of sales in Q2 01, compared to 2% of sales in Q2 00. The higher expenses for research and development were due to stock compensation to an Imagineering Ltd. consultant working on the CMOS sensors. During fiscal 2000 the Imagineering Ltd. consultant delivered the innovations per the contractual obligation and the Company granted an option for 1,000,000 shares of the Company's common stock with a fair market value of $422,000 as compensation for work performed. According to the Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company is required to recalculate the fair value of the option on a quarterly basis until the option lapses or is exercised. For the three months ended September 30, 2000, the Company recorded compensation expense of $99,000 for the time value of the option. The cost associated with the option was recorded as a research and development expense and as an increase to additional paid in capital in the equity section of the consolidated balance sheet.

In addition, during the three months ended September 30, 2000, the Company agreed to participate in the Egypt Project. See Note 4. The expenses incurred as of September 30, 2000 were approximately $26,000. In total the Company paid $269,000 to the University of Georgia, sponsor of the Egypt Project, in Q2 01. As the Egypt Project had no activity that would have disallowed the Company from having the funds returned to it, the Company recorded the remainder of the funds spent as a prepaid asset. The Company expects the Egypt Project will begin during Q3 01, during which time the Company would lose control of the funds and expense the remaining prepaid asset.

The purpose of the Egypt Project is to determine the rate of cross-infection of hepatitis C virus from the use of flexible endoscopes. The Company expects the Egypt Project to comprise multiple phases over a period of two years. There is no guarantee that the Company will participate in the Egypt Project beyond its current commitment.

For the six-month period ended September 30, 2000 research and development expenses increased by $297,000, and were 12% of sales, compared to 3% of sales for the same period in 1999. The increase in research and development expenses was due primarily to compensation expense related to a stock option granted to the Imagineering Ltd. consultant of $246,000, costs related to the Egypt Project of $26,000 and expenses related to Vision-Science, Ltd., the Company's Israeli subsidiary.

Equity in losses of 3DV Systems for the three and six months ended September 30, 2000 decreased by $931,000 and $1,799,000, respectively, due to the Company no longer being responsible for funding the working capital needs of 3DV.

The net loss per share for the three months ended September 30, 2000 was $.01, compared to $.06 per share for the same period last year. Without the compensation expense related to an option granted to a non-employee and equity in losses of 3DV, the loss would have been $.01 per share for the three months ended September 30, 2000 and $.02 for the three months ended September 30, 1999.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The net loss per share for the six months ended September 30, 2000 was $.05, compared to $.15 per share for the six months ended September 30, 1999. Without the compensation expense related to an option granted to a non-employee and the equity in losses of 3DV, the loss would have been $.03 per share and $.05 per share for the six months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had $1,235,000 in cash and cash equivalents, and working capital of $1,631,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At September 30, 2000, there was approximately $198,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

The Company's cash and cash equivalents decreased by $347,000 in the six months ended September 30, 2000, due primarily to net cash used in operations of $479,000 and purchases of equipment and leasehold improvements of $137,000, offset partially by notes payable to stockholders and obligations under capital lease.

The Company has incurred losses since its inception, and losses are expected to continue at least during the fiscal year ending March 31, 2001. The Company has funded the losses principally with the proceeds from public and private equity financings. Management believes that, in order to fund improvements in manufacturing, support marketing expenses and to fund research and development, the Company will require additional financial support for the fiscal year 2001. Management is pursuing additional sources of capital; however, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

FOREIGN CURRENCY EXCHANGE

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At September 30, 2000 the Company's liabilities relating to Japanese Yen were approximately $57,000.

PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Company held the 2000 Annual General Meeting of Shareholders (the "Annual Meeting") on August 17, 2000. At the Annual Meeting, the following actions were taken:

1.   The stockholders re-elected Kenneth W. Anstey and Gerald B.
     Lichtenberger, Ph.D. as Class III Directors, to serve for a three-year term. Holders of 17,404,038 shares of Common Stock voted for and holders of 128,990 shares of Common Stock voted against each of Mr. Anstey and Dr. Lichtenberger. In addition to Mr. Anstey and Dr. Lichtenberger, Katsumi Oneda, Lewis C. Pell and Fred E. Silverstein continue to serve on the Board of Directors.

2. The stockholders adopted an Amendment to the Company's Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 25,000,000 to 50,000,000. Holders of 17,397,918 shares of Common Stock voted for the proposal, holders of 108,890 shares of Common Stock voted against the proposal and holders of 26,220 shares of Common Stock abstained from voting on the proposal.

3. The stockholders adopted a proposal to approve the future issuance of up to $5,000,000 of Common Stock, provided such issuance did not exceed 10,000,000 shares of Common Stock, in an offering exempt from registration under the Securities Act of 1933 (the "Act"), as amended, on terms approved by the Board of Directors. Holders of 17,314,942 shares of Common Stock voted for the proposal, holders of 188,866 shares of Common Stock voted against the proposal and holders of 29,220 shares of Common Stock abstained from voting on the proposal.

4. The stockholders adopted the 2000 Stock Incentive Plan. Holders of 13,167,067 shares of Common Stock voted for the proposal, holders of 274,756 shares of Common Stock voted against the proposal, holders of 32,325 shares of Common Stock abstained from voting on the proposal and holders of 4,058,880 shares of Common Stock were broker non-votes on the proposal.

5. The stockholders ratified the issuance of 833,332 shares of Common Stock on September 9, 1999 and 609,756 shares of Common Stock on December 21, 1999 in offerings exempt from registration under the Act, both such offerings previously approved by the Board of Directors. Holders of 15,742,944 shares of Common Stock voted for the proposal, holders of 312,276 shares of Common Stock voted against the proposal and holders of 34,720 shares of Common Stock abstained from voting on the proposal.

6. The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditor for the current fiscal year. Holders of 17,482,858 shares of Common Stock voted for ratification, holders of 26,570 shares of Common Stock voted against ratification and holders of 23,600 shares of Common Stock abstained from ratification.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.1 Promissory Note dated October 17, 2000 in the amount of $75,000 by the Company in favor of Katsumi Oneda.

     10.2 Promissory Note dated October 17, 2000 in the amount of $75,000 by the Company in favor of Lewis C. Pell.

     27.1      Financial data schedule

     (b)  Reports on Form 8-K
          None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Vision-Sciences, Inc.


Date: November 13, 2000              By:


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