Form 10-Q
period 2000-12-31
VISION SCIENCES INC /DE/
filed 2001-02-14
CIK 894237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

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

                                 Yes X           No __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000.

          COMMON STOCK, PAR VALUE OF $.01         26,520,831
                  (Title of Class)            (Number of Shares)

                              VISION-SCIENCES, INC.
                                TABLE OF CONTENTS


Part I. Item 1. Financial Information                                      PAGE
                                                                            ----

                Consolidated Balance Sheets....................................3

                Consolidated Statements of Operations..........................4

                Consolidated Statement of Stockholders' Equity.................5

                Consolidated Statements of Cash Flows..........................6

                Notes to Consolidated Financial Statements..................7-12

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 13-16

        Item 3. Qualitative and Quantitative Disclosure about
                  Market Risk................................................ 17

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K..............................18

        Signature.............................................................19

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    December 31,      March 31,
                                                        2000            2000
                                                    ------------      ---------
                                                                      (AUDITED)
                                                                       -------
                                ASSETS
Current Assets:
  Cash and cash equivalents.......................  $  4,301,971   $  1,581,381
  Accounts receivable, net of allowance
    for doubtful accounts of $103,000 and
    $156,000, respectively........................     1,057,806      1,079,590
  Inventories.....................................     1,153,790      1,278,084
  Prepaid expenses and deposits...................       203,726         76,743
                                                    ------------   -------------
      Total current assets........................     6,717,293      4,015,798
                                                    ------------   -------------

Property and Equipment, at cost:
  Machinery and equipment.........................     2,973,556      2,870,944
  Furniture and fixtures..........................       208,934        202,067
  Motor vehicles..................................             -         20,949
  Leasehold improvements..........................       450,396        313,154
                                                    ------------   -------------
                                                       3,632,886      3,407,114
  Less-Accumulated depreciation and amortization..     3,028,476      2,846,318
                                                    ------------   -------------
                                                         604,410        560,796
                                                    ------------   -------------

Equity investment in 3DV Systems, Ltd.............             -        222,553
Other Assets, net of accumulated amortization of
     $27,000 and $22,000, respectively............       104,027        108,783
                                                    ------------   -------------
      Total assets................................  $  7,425,730   $  4,907,930
                                                    ============   =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Acceptances payable to a bank.................... $     46,876  $      32,512
  Current portion notes payable to stockholders....       54,197              -
  Current portion obligation under capital lease...       51,374              -
  Accounts payable.................................      508,189        374,684
  Accrued expenses.................................    1,439,139      1,586,248
                                                    ------------   -------------
      Total current liabilities....................    2,099,775      1,993,444
                                                    ------------   -------------

Note payable to stockholders.......................      100,000              -
Obligation under capital lease.....................       37,820              -

Potential obligations to non-qualified
  option holders...................................      157,100              -
Stockholders' Equity:
  Common stock, $.01 par value--
      Authorized--50,000,000 shares
      Issued and outstanding--26,520,831 shares
      at December 31, 2000 and 20,901,128 shares
      at March 31, 2000............................      265,207        209,010
  Additional paid-in capital.......................   57,603,943     54,054,458
  Accumulated deficit..............................  (52,838,115)   (51,348,982)
                                                    ------------   -------------
      Total stockholders' equity...................    5,031,035      2,914,486
                                                    ------------   -------------
      Total liabilities and stockholders' equity... $  7,425,730   $  4,907,930
                                                    ============   =============

          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended         Nine Months Ended
                                                       December 31,               December 31,
                                                -------------------------   -------------------------
                                                    2000         1999          2000         1999
                                                -----------   -----------   -----------   -----------
Net sales..................................     $ 1,946,289   $ 1,861,488   $ 5,232,914   $ 5,218,053
Cost of sales..............................       1,284,636     1,262,256     3,558,277     3,933,811
                                                -----------   -----------   -----------   -----------

  Gross profit.............................         661,653       599,232     1,674,637     1,284,242

Selling, general and administrative
expenses...................................         802,951       792,552     2,302,532     2,397,675
Research and development expenses..........         299,850        46,958       694,168       143,878
                                                -----------   -----------   -----------   -----------
  Loss from operations.....................        (441,148)     (240,278)   (1,322,063)   (1,257,311)

Interest income............................          18,452        26,517        61,196        85,990
Equity in losses of 3DV Systems Ltd....                   -    (1,055,400)     (222,553)   (3,077,400)
Other income (expense), net................          (5,244)          258        (4,651)        3,342
                                                -----------   -----------   -----------   -----------

  Net loss.................................     $  (427,940)  $(1,268,903)  $(1,488,071)  $(4,245,379)
                                                ===========   ===========   ===========   ===========

Basic and diluted net loss per common share     $     (0.02)  $     (0.06)  $     (0.07)  $     (0.22)
                                                ===========   ===========   ===========   ===========

Shares used in computing basic and diluted
net loss per common share                        21,115,611    20,210,231    20,992,136    19,659,206
                                                ===========   ===========   ===========   ===========




          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                      Common Stock
                                 ---------------------
                                                                                               Total            Total
                                   Number       $.01        Additional       Accumulated    Stockholders'   Comprehensive
                                 of Shares    Par Value   Paid-in-Capital      Deficit         Equity           Loss
                                 ----------   ---------   ---------------   -------------   -------------   -------------
Balance, March 31, 2000
(audited)                        20,901,128   $209,010    $54,054,458       $(51,348,982)   $ 2,914,486

Exercise of stock options            32,285        323              -                  -            323
Stock compensation to non-
  employees                                          -        309,309                  -        309,309
Foreign exchange loss                     -          -              -             (1,062)        (1,062)     $    (1,062)
Sale of common stock, net         5,587,418     55,874      3,397,276                  -      3,453,150
Reclass for amounts
potentially due non-qualified
option holders                            -          -       (157,100)                 -       (157,100)
Net loss                                  -          -              -         (1,488,071)    (1,488,071)      (1,488,071)

                                 ----------   ---------   ---------------   -------------   -------------   -------------
Total comprehensive
  income (loss)                                                                                              $(1,489,133)
                                                                                                            =============

Balance December 31, 2000        26,520,831   $265,207    $57,603,943       $(52,838,115)   $ 5,031,035
                                 ==========   =========   ===============   =============   =============




          See accompanying notes to consolidated financial statements.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended   Nine Months Ended
                                                        December 31, 2000   December 31, 1999
                                                        -----------------   -----------------
Cash flows from operating activities:
  Net loss..............................................   $(1,488,071)        $(4,245,379)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization.......................       190,696             318,418
    Equity in losses of 3DV Systems, Ltd................       222,553           3,077,400
    Loss on disposal of property and equipment..........         2,773                   -
    Stock compensation to non-employees.................       309,309                   -
    Changes in assets and liabilities:
      Accounts receivable...............................        21,784             130,151
      Inventories.......................................       124,294            (367,085)
      Prepaid expenses and deposits.....................      (126,983)             (8,274)
      Accounts payable..................................       133,505             (19,463)
      Accrued expenses..................................      (147,109)             35,749
      Deferred development fee..........................             -            (331,200)
                                                           ------------        ------------
        Net cash used for operating activities..........      (757,249)         (1,409,683)
                                                           ------------        ------------
Cash flows provided by (used for) investing activities
  Decrease in marketable securities.....................             -             708,658
  Purchase of property and equipment, net...............      (232,327)           (161,678)
  Investment in 3DV Systems, Ltd........................             -          (1,500,000)
  Decrease in other assets..............................             -              13,333
                                                           ------------        ------------
        Net cash used for investing activities..........      (232,327)           (939,687)
                                                           ------------        ------------

Cash flows provided by (used for) financing activities:
  Foreign exchange losses...............................        (1,062)             (4,982)
  Proceeds from notes payable to stockholders...........       154,197                   -
  Proceeds from obligations under capital lease.........        89,194                   -
  Proceed from acceptances payable to a bank............        14,364              49,610
  Proceeds from the sale of common stock, net...........     3,453,150           1,500,000
  Exercise of stock options.............................           323             159,587
                                                           ------------        ------------
        Net cash provided by financing activities.......     3,710,166           1,704,215
                                                           ------------        ------------
Net increase (decrease) in cash and cash equivalents....     2,720,590            (645,155)
Cash and cash equivalents, beginning of period..........     1,581,381           2,224,863
                                                           ------------        ------------
Cash and cash equivalents, end of period................   $ 4,301,971         $ 1,579,708
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

   c. INVENTORIES: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

                                          December 31,     March 31,
                                              2000           2000
                                          ------------    -----------
                                                           (audited)
      Raw materials..................       $ 125,661     $  176,620
      Work-in-process................         225,077        215,626
      Finished goods.................         803,052        885,838
                                          ------------    -----------
                                           $1,153,790     $1,278,084
                                          ============    ===========

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

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   d. DEPRECIATION AND AMORTIZATION: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

                                                       Estimated
             Asset Classification                      Useful Life
             --------------------                      -----------
         Machinery and Equipment .................       3-5 Years
         Furniture and Fixtures ..................         5 Years

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

   i. POTENTIAL OBLIGATIONS TO NON-QUALIFIED OPTION HOLDERS: The
      Company follows the consensus of the Emerging Issues Task Force ("EITF") Issue 00-19, DETERMINATION OF WHETHER SHARE SETTLEMENT IS WITHIN THE CONTROL OF THE COMPANY FOR PURPOSES OF APPLYING EITF ISSUE NO. 96-13, `ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK'. The Company records the fair value of non-qualified options granted to non-employees as temporary equity on the Company's balance sheet.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

3. INVESTMENTS IN ISRAEL

   3DV SYSTEMS LTD.

   The Company accounts for its investment in 3DV Systems Ltd. ("3DV") using the equity method of accounting. Due to the Company's commitment to finance the working capital needs of 3DV, the Company absorbed 100% of the losses of 3DV up through December 23, 1999. On that date, 3DV completed a second round of financing which resulted in an amendment to the Agreement between 3DV and the Company signed on August 6, 1998. The effect of that amendment was to eliminate the Company's option to purchase the remaining shares of 3DV under certain conditions, and to exempt the Company from guaranteeing the working capital requirements of 3DV. Subsequent to December 23, 1999, the Company continued to account for its investment in 3DV using the equity method of accounting. However, after December 23, 1999 the Company included only its proportional share of 3DV's losses, not 100% of 3DV's losses.

   In the three months ended June 30, 2000, 3DV incurred losses of approximately $2,412,000. As the Company's investment in 3DV totaled $222,553 at March 31, 2000, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2000, and recognized no losses in the three-month periods ended September 30, 2000 and December 31, 2000. In the three and nine months ended December 31, 1999, the Company recognized $1,055,400 and $3,077,400, respectively, of the losses of 3DV.

   In April and May 2000, 3DV executed a third round of financing with investors other than the Company. In November 2000 an outside investor in 3DV exercised an option to purchase the common stock of 3DV. As a result, as of December 31, 2000, the Company owns approximately 24% of the outstanding shares of 3DV.


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

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)



4. EGYPT PROJECT (CONTINUED)

   The Company obtained the $150,000 by borrowing the funds from two of its principal shareholders, who are also directors of the Company. The terms of the loans were three years, and the loans incurred interest at a rate of 9.5%, payable quarterly, beginning December 2000. Principal and interest were payable in cash or in Common Stock, $.01 par value, of the Company. The number of shares of Common Stock used to make any payments were to be calculated based upon the closing sale price of the Company's Common Stock on the Nasdaq SmallCap Market on the day prior to the date the payment is due. In January 2001, the Company paid off the loans, including interest of $4,197.

   The Egypt Project had progressed to a point that, as of December 31, 2000, the Company would not have been able to recover funds contributed to UGA in the three months ended September 30, 2000. Accordingly, in the three months ended December 31, 2000 the Company expensed approximately $243,000 that had been recorded as a prepaid asset at September 30, 2000.

5. STOCKHOLDERS EQUITY

   On December 29, 2000 the Company completed a private equity placement with four members of the Company's Board of Directors, three of whom are employees of the Company, (collectively, the "Insiders") and a group of other private investors. The company sold an aggregate of 5,587,418 shares of common stock at a price of $.62 per share, which represents 80% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended December 11, 2000. The Insiders purchased 3,468,096 shares and the other investors purchased 2,119,322 shares. The Company received all the proceeds in exchange for newly issued shares of common stock. Proceeds from two of the investors totaling $131,000, were received on January 2, 2001 and are recorded as subscriptions receivable in prepaid expenses and deposits on the Company's balance sheet as of December 31, 2000.

6. SEGMENT INFORMATION

   The Company has three reportable segments - Medical, Industrial and Corporate. The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry. In addition, the industrial segment manufactures and repairs endoscopes for the medical segment. The corporate segment consists of certain administrative expenses beneficial to the Company as a whole and the management oversight of the Company's investment in 3DV Systems Ltd., Vision-Sciences Ltd. and the Egypt Project.

   The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV. The carrying value of the investment in 3DV at December 31, 2000 was $0. Data regarding management's view of the Company's segments are provided in the following table.

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

5. SEGMENT INFORMATION (CONTINUED)

Three months ended December 31,       Medical    Industrial   Corporate     Adjustments     Total
-------------------------------     ----------   ----------   -----------   -----------   ----------
2000
Sales to external customers         $1,020,334   $  925,955   $         -    $        -   $1,946,289
Intersegment sales                           -      128,770                    (128,770)           -
Interest income, net                         -            -        18,452             -       18,452
Operating income (loss)                (96,996)      72,087      (416,239)            -     (441,148)
Depreciation and amortization           48,179       10,470             -             -       58,649
Other significant non-cash items:
Equity in losses of 3DV Systems              -            -             -             -            -
Total assets                         2,394,989    1,165,335     4,398,423      (533,017)   7,425,730
Expenditures for fixed assets           95,032            -             -             -       95,032

1999
Sales to external customers          $ 919,513    $ 941,975   $         -    $        -   $1,861,488
Intersegment sales                           -      172,340             -      (172,340)           -
Interest income, net                         -            -        26,517             -       26,517
Operating income (loss)               (133,635)      20,912      (127,555)            -     (240,278)
Depreciation and amortization           94,847        3,961         2,084             -      100,892
Other significant non-cash items:
Equity in losses of 3DV Systems              -            -    (1,055,400)            -   (1,055,400)
Total assets                         2,415,368      821,364     2,409,174      (619,648)   5,026,258
Expenditures for fixed assets           39,244            -        21,660             -       60,904

                     VISION-SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

5. SEGMENT INFORMATION (CONTINUED)

Nine months ended December 31,        Medical    Industrial   Corporate     Adjustments      Total
-------------------------------      ---------   ----------   ---------     -----------   ------------
2000
Sales to external customers         $2,707,103   $2,525,811   $         -             -    $ 5,232,914
Intersegment sales                           -      387,098                    (387,098)             -
Interest income, net                         -            -        61,196             -         61,196
Operating income (loss)               (360,041)      48,273    (1,010,295)            -     (1,322,063)
Depreciation and amortization          170,218       20,469             9             -        190,696
Other significant non-cash items:
Equity in losses of 3DV Systems              -            -      (222,553)            -       (222,553)
Total assets                         2,394,989    1,165,335     4,398,423      (533,017)     7,425,730
Expenditures for fixed assets          103,777      142,945       (14,395)            -        232,327

1999
Sales to external customers        $ 2,494,982   $2,723,071   $         -    $        -    $ 5,218,053
Intersegment sales                           -      430,699             -      (430,699)             -
Interest income, net                         -            -        85,990             -         85,990
Operating income (loss)               (862,004)      37,085      (432,392)            -     (1,257,311)
Depreciation and amortization          291,948       20,393         6,077             -        318,418
Other significant non-cash items:
Equity in losses of 3DV Systems              -            -    (3,077,400)            -     (3,077,400)
Total assets                         2,415,368      821,364     2,409,174      (619,648)     5,026,258
Expenditures for fixed assets          138,018        2,000        21,660             -        161,678

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

Net sales for the three months ended December 31, 2000 ("Q3 01") were $1,946,000, an increase of $85,000, or 5%, compared to the three-month period ended December 31, 1999 ("Q3 00"). During this period sales of medical products increased by $101,000, or 11%, and sales of industrial products decreased by $16,000, or 2%.

The increase in medical sales was due primarily to increases in sales of EndoSheaths(R) of $43,000, of endoscopes of $40,000 and of repairs of $18,000. Sales of EndoSheaths(R) for the Ear-Nose-Throat ("ENT") market increased by $13,000, and sales of EndoSheaths to the gastrointestinal ("GI") market increased by $29,000. Sales of ENT endoscopes increased by $48,000 and sales of sigmoidoscopes decreased by $8,000.

The increase in sales of ENT EndoSheaths was due to an increase in the units shipped, offset by lower prices. The Company shipped approximately 51,000 ENT EndoSheaths in Q3 01, an increase of 7,900 compared to shipments of approximately 43,100 in Q3 00. Shipments to international distributors comprised approximately 49% of total ENT EndoSheath shipments in Q3 01, compared to approximately 31% in Q3 00. International demand for the Company's ENT EndoSheath continues to be high, especially in Europe and Australia. Although during the three months ended December 31, 2000, the Company acquired approximately 31 new domestic ENT customers, shipments to all domestic customers declined in Q3 01, compared to Q3 00, due to lower demand. Although the average sales price for ENT EndoSheaths sold to international distributors is lower than the average sales price for domestic customers, the higher volume of international shipments offset the lower volume of domestic shipments.

In addition to the year-to-year increase in the unit sales of ENT EndoSheaths, the unit sales increased by approximately 1% in Q3 01 compared to the three-month period ended September 30, 2000. This increase was due primarily to an increase in shipments to domestic customers of 8%, offset partially by a decline of 5% in shipments to international distributors.

The increase in sales of ENT endoscopes was due primarily to higher demand from both domestic customers and international distributors in Q3 01, compared to Q3
00. The Company expects demand for ENT endoscopes will increase in the future as it penetrates the domestic and international markets for these endoscopes.

The lower sales of industrial products in Q3 01, compared to Q3 00 were due primarily to slightly lower demand during this period for the Company's products by the defense and aircraft maintenance markets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net sales for the nine months ended December 31, 2000 increased by $15,000, or 0%, compared to the nine months ended December 31, 1999. During this period, sales of medical products increased by $212,000, or 9%, and sales of industrial products declined by $197,000, or 7%.

The increase in medical sales was due primarily to higher sales of ENT EndoSheaths of $294,000, higher sales of ENT endoscopes of $7,000, offset by lower sales of GI EndoSheaths of $111,000. The higher sales of ENT EndoSheaths was due to higher demand from both domestic customers and international distributors, compared to the nine months ended December 31, 1999.

The lower sales of industrial products were due primarily to lower demand from the defense and aircraft maintenance markets.

Gross profit in Q3 01 increased to $662,000, or 34% of net sales, compared to $599,000, or 32% of net sales in Q3 00. Gross profit increased in both the medical and industrial segments, due primarily to higher sales, lower overhead spending, improved efficiencies in manufacturing our new Slide-On(TM) ENT EndoSheaths and more efficient use of inventory.

Gross profit for the nine months ended December 31, 2000 increased to $1,675,000, or 32% of net sales, compared to $1,284,000, or 25% of net sales, for the comparable prior year nine-month period. The increase in gross profit was due primarily to higher volume of ENT EndoSheaths, lower overhead spending and improved manufacturing efficiencies, compared to the same period in fiscal 2000.

Selling, general and administrative expenses in Q3 01 increased by $10,000, or 1% compared to Q3 00. Selling, general and administrative expenses amounted to 41% of net sales, compared to 43% in Q3 00. The increase in these expenses was primarily attributable to higher expenses for legal costs relating to existing and new patents.

For the nine months ended December 31, 2000 selling, general and administrative expenses decreased by $95,000, or 4%. Selling, general and administrative expenses were 44% of sales for the nine months ended December 31, 2000, compared to 46% of sales in the same period in fiscal 2000. The decrease in these expenses was due primarily to lower expenses for commissions, payrolls, consulting services and product promotion expenses.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Research and development expenses increased by $253,000 in Q3 01 compared to Q3 00, and were 15% of sales in Q3 01, compared to 3% of sales in Q3 00. The higher expenses for research and development were due to the company's participation in the Egypt Project (see Note 4) and to stock compensation to an Imagineering Ltd. consultant working on the CMOS sensors.

The purpose of the Egypt Project is to determine the rate of cross-infection of hepatitis C virus from the use of flexible endoscopes. The Company expects the Egypt Project to comprise multiple phases over a period of two years. There is no guarantee that the Company will participate in the Egypt Project beyond its current commitment.

During the fourth quarter of fiscal 2000 the Imagineering Ltd. consultant delivered certain innovations designed to improve the performance of CMOS-based image sensors, as per his contractual obligation, and the Company granted an option for 1,000,000 shares of the Company's common stock with a fair market value of $422,000 as compensation for work performed. According to the Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company is required to recalculate the fair value of the option on a quarterly basis until the option lapses or is exercised. For the three months ended December 31, 2000, the Company recorded compensation expense of $11,000 for the time value of the option.

For the nine-month period ended December 31, 2000 research and development expenses increased by $550,000, and were 13% of sales, compared to 3% of sales for the same period in fiscal 2000. The increase in research and development expenses was due primarily to costs related to the Egypt Project of $269,000, compensation expense related to a stock option granted to the Imagineering Ltd. consultant of $257,000, and expenses related to Vision-Science, Ltd., the Company's Israeli subsidiary.

Equity in losses of 3DV Systems for the three and nine months ended December 31, 2000 decreased by $1,055,400 and $3,077,400, respectively, due to the Company no longer being responsible for funding the working capital needs of 3DV.

The net loss per share for the three months ended December 31, 2000 was $.02, compared to $.06 per share for the same period last year. Without the expenses related to the Egypt Project, the compensation expense related to an option granted to a non-employee and equity in losses of 3DV, the loss would have been $.01 per share for each of the three-month periods ended December 31, 2000 and 1999.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The net loss per share for the nine months ended December 31, 2000 was $.07, compared to $.22 per share for the nine months ended December 31, 1999. Without the expenses related to the Egypt Project, the compensation expense related to an option granted to a non-employee and the equity in losses of 3DV, the loss would have been $.04 per share and $.06 per share for the nine months ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had $4,302,000 in cash and cash equivalents, and working capital of $4,618,000. The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000. At December 31, 2000, there was approximately $203,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

The Company's cash and cash equivalents increased by $2,721,000 in the nine months ended December 31, 2000, due primarily to cash provided by financing of $3,710,000, offset by net cash used in operations of $757,000 and purchases of equipment and leasehold improvements of $232,000.

USE OF PROCEEDS

The Company expects to use the proceeds of $3.4 million raised in a private placement for working capital, the purchase of new manufacturing equipment and for general corporate purposes. The Company has entered into a contract for approximately $203,000 for the design and manufacture of new equipment for manufacturing its ENT EndoSheaths, and has made an advance payment to the supplier of $60,000 during the three months ended December 31, 2000. The Company expects to make another progress payment for the new equipment in the fourth quarter of fiscal 2001 amounting to approximately $60,000. The Company expects total spending for property and equipment will not exceed $350,000 for all of fiscal year 2001. The Company expects the new equipment will be in place during the third quarter ending December 31, 2001.

The Company has incurred losses since its inception, and losses are expected to continue at least during the fiscal year ending March 31, 2001. The Company has funded the losses principally with the proceeds from public and private equity financings. Management believes that the Company will not require additional financial support for the remainder of fiscal year 2001 or for the fiscal year 2002. Management continues to pursue additional sources of capital; however, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

FOREIGN CURRENCY EXCHANGE

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At December 31, 2000 the Company's liabilities relating to Japanese Yen were approximately $97,000.

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


Date: February 14, 2001                By:


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