Form 10-K
period 2001-03-31
VISION SCIENCES INC /DE/
filed 2001-06-29
CIK 894237

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-20970

Vision-Sciences, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3430173 (I.R.S. Employer Identification Number)
9 Strathmore Road Natick, Massachusetts (Address of principal executive offices)	01760 (Zip Code)

Registrant's telephone number, including area code: (508) 650-9971

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Aggregate market value of Common Stock held by non-affiliates of the Registrant as of May 25, 2001 based upon the last sale price of the Common Stock on the Nasdaq SmallCap Market as reported by Nasdaq: $12,809,756

    Number of shares outstanding of the Registrant's Common Stock as of May 25, 2001: 26,520,831

    Documents incorporated by reference: Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

    The Consolidated Financial Statements of the Company and its subsidiaries attached hereto as Appendix A, including the notes thereto, are incorporated in, and made a part of, this Item 1.

    The Company develops, manufactures and markets products for endoscopy, the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. The Company operates in three reportable segments, medical, industrial and corporate. The medical segment designs, manufactures and sells an EndoSheath® System ("EndoSheath"), a single-use device that slides on to the insertion tube of a flexible endoscope. The insertion tube is the part of an endoscope that enters the patient's body. The EndoSheath gives health-care providers economic advantages compared to using conventional flexible endoscopes, as utilizing the EndoSheath allows them to avoid the burdensome cleaning required of conventional endoscopes. In addition, the EndoSheath is a sterile device that provides patients with a contaminant-free procedure. The risk of cross-contamination results from the reuse of conventional flexible endoscopes.

    The Company manufactures EndoSheath products primarily for nasopharyngo-laryngoscopes ("ENT endoscopes") and for sigmoidoscopes. The Company manufactures and sells a Slide-On™ ENT EndoSheath for use on its own flexible ENT endoscope, and Slide-On models for the ENT endoscopes of other major manufacturers of ENT endoscopes. The Slide-On ENT EndoSheath covers all surfaces of the endoscope that come in contact with the patient, but does not contain channels. The Company also manufactures and sells an EndoSheath for its own proprietary sigmoidoscope. This model of EndoSheath is designed to cover all surfaces of the endoscope that come in contact with the patient and, in addition, contains the air, water, suction and accessory channels that are integral parts of a conventional flexible endoscopes. The Company's sigmoidoscope does not contain these channels, as they are present in the EndoSheath. The Company has designed its sigmoidoscope and complementary EndoSheath to fit together, resulting in an insertion tube that is approximately the same diameter as a conventional endoscope. In addition to the Slide-On ENT EndoSheath and the EndoSheaths for video and fiber optic sigmoidoscopes, the Company has developed a family of disposable EndoSheath/reusable flexible endoscope systems for colonoscopy, gastroscopy and bronchoscopy.

    In December 1992, the Company began commercial shipments of its first EndoSheath, for use with one of its ENT endoscopes. In January 1993, the Company received clearance from the U.S. Food and Drug Administration (the "FDA") to market four additional disposable EndoSheaths for use with certain other ENT endoscopes. In February 1994, the Company received clearance from the FDA to market its black and white CCD video sigmoidoscope and EndoSheath system. In February 1995, the Company received clearance from the FDA to market its 130 cm length fiberoptic colonoscope and EndoSheath system and its fiberoptic gastroscope and EndoSheath system. In December 1995, the Company received clearance from the FDA to market its fiberoptic ENT scope. In December 1996, the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath system. In January 1997, the Company received clearance from the FDA to market its color video sigmoidoscope. In April 1999, the Company received clearance from the FDA to market its Slide-On EndoSheath for use with not only the Company's ENT endoscope, but also for ENT endoscopes of other companies.

    The industrial segment designs, manufactures and markets flexible endoscopes for industrial markets, primarily aircraft maintenance and defense. In addition, the industrial segment manufactures and repairs flexible endoscopes for the medical segment.

    The corporate segment consists of certain administrative activities beneficial to the Company as a whole, and the management oversight of the Company's investments in 3DV Systems Ltd., Vision-Sciences, Ltd. and the Egypt Project.

    The Company was incorporated in Delaware in 1987 under the name Machida Incorporated. The Company changed its name to Vision-Sciences, Inc. in December 1990. The Company's principal executive offices are located at 9 Strathmore Road, Natick, Massachusetts 01760. Its telephone number is (508) 650-9971.

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

    Flexible endoscopes are tubular instruments that enter the body through a natural orifice and enable physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic, and therapeutic procedures. Flexible endoscopes generally utilize fiberoptic bundles or video camera technology for image production. The physician can steer the distal portion of a flexible endoscope with control knobs on the endoscope's operator body. By maneuvering the tip of the endoscope, the physician can access body regions through lengthy and twisted passageways, such as the colon, and perform a variety of procedures. Most flexible endoscopes contain a series of channels running the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

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

Applications

    Flexible endoscopes are widely used in hospitals, clinics and physicians' offices, primarily on an outpatient basis. The Company's flexible endoscopes are designed primarily for screening, diagnostic and therapeutic procedures in fields such as otolaryngology (ear-nose-throat medicine, or "ENT"), gastroenterology, surgery, primary care and pulmonary medicine. The Company estimates, based on various industry sources, that approximately 20 million flexible endoscopic procedures in these fields were performed in the United States in 1995.

    ENT Endoscopes.  These endoscopes are used for viewing the ears, nose, throat and larynx for diagnostic purposes, such as testing for throat cancer, or sleep apnea. The Company estimates that based on industry sources, approximately 4 million such procedures were performed in the United States in 1995, generally by otolaryngologists and allergists in hospitals, clinics, and physicians' offices.

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

    The most common flexible endoscopes used in gastrointestinal endoscopy are as follows:

  •
  Sigmoidoscopes are used for viewing the sigmoid colon and descending colon for screening and diagnostic purposes, such as screening for colon cancer. An estimated 4.7 million procedures were performed in the United States in 1995 by gastroenterologists, family practitioners, and general and colon-rectal surgeons in hospitals, clinics and physicians' offices, primarily on an outpatient basis.

  •
  Colonoscopes are used for viewing the complete colon for screening, diagnostic and therapeutic purposes, such as removing polyps. Colonoscopy is often performed following sigmoidoscopy. An estimated 3.6 million procedures were performed in the United States in 1995, primarily by gastroenterologists and colon-rectal surgeons in hospitals and clinics.

  •
  Gastroscopes are used for viewing the esophagus and the stomach for diagnostic and therapeutic purposes, such as detecting and cauterizing ulcers. An estimated 4.2 million procedures were performed in the United States in 1995 by gastroenterologists in hospitals and clinics.

  •
  Duodenoscopes are used for viewing and intubating the biliary and pancreatic ducts from the duodenum for diagnostic and therapeutic purposes, such as detecting gallstones. An estimated 400,000 procedures were performed in the United States in 1995 by gastroenterologists in a hospital setting.

    Pulmonary Endoscopes.  A bronchoscope and an intubation endoscope are flexible endoscopes used for viewing the trachea, bronchi and lungs for diagnostic and therapeutic purposes, generally by pulmonary specialists and anesthesiologists in a clinic or hospital setting. The Company estimates that based on industry sources, approximately 1 million procedures using flexible bronchoscopes were performed in the United States in 1995. Because pneumonia is common in persons infected with the HIV virus, and because bronchoscopy is often used to make this diagnosis, there has been increased usage of bronchoscopes for this purpose, as well as greater recognition of the need to perform bronchoscopies in a contamination-free manner to protect both the HIV positive patients, who have weakened immune systems and subsequent patients on whom the bronchoscope is used.

Problems with Conventional Flexible Endoscopes

    While endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes present a number of health risks and problems to both patients and medical personnel. Conventional flexible endoscopes are intended for repeated use in hundreds of procedures and, with each use, come in contact with some combination of the patient's blood, tissue, mucus, saliva or stool. Therefore, a conventional flexible endoscope must be meticulously manually cleaned and disinfected after each procedure. However, the design of conventional flexible endoscopes makes it impossible to sterilize them, and even difficult to attain high-level disinfection after cleaning. As a result, the repeated use of conventional flexible endoscopes and the difficulty in thoroughly cleaning and disinfecting them after each use create the following problems:

  •
  Patients, and to a lesser degree the physicians using the flexible endoscopes and the nurse assistants cleaning them, are exposed to the risk of infection from contaminated endoscopes that results from their repeated use.

  •
  The nurses or other medical personnel who clean the endoscope face health risks from exposure to toxic disinfecting agents used in the cleaning process.

  •
  The proper cleaning of a flexible endoscope is relatively expensive, time-consuming and arduous.

  •
  The repeated cleaning of a flexible endoscope subjects it to wear and tear, reduces its useful life, and impairs the quality of its optics; in addition, improper cleaning can cause blocked channels, which require expensive endoscope repairs.

  •
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

  •
  Inspection—Endoscopes should be tested for leaks and inspected for damage. Even small leaks can lead to costly fiberoptic or video component damage or contamination of the endoscope.

  •
  Cleaning—After gross cleaning to remove patient material, endoscopes should be thoroughly rinsed, the detachable parts should be removed and cleaned and exteriors should be sponge-cleaned. All internal channels that are accessible should be scrubbed with brushes, while unreachable air and water channels should be rinsed clear of residual patient organic matter, as the presence of such matter diminishes the effectiveness of the disinfecting agents used. The endoscope should then be washed in a detergent and enzyme solution, with such cleaning agents drawn through internal channels. The endoscope should then be rinsed, with excess water removed, since residual water can dilute disinfectants.

  •
  Disinfection—Endoscopes should be disinfected using recommended chemical agents or an automated cleaner. Disinfectants must also be drawn through internal channels during this process. Although certain sterilization methods are available for flexible endoscopes, conventional heat sterilization will destroy flexible endoscopes.

  •
  Rinsing—To ensure that patients are not exposed to toxic disinfectants, endoscopes should be thoroughly rinsed using either tap water or sterile water, followed by a final rinse in an alcohol solution.

  •
  Drying—Endoscopes and channels should be dried using forced air, flushed with an alcohol solution and dried again, prior to storage.

  •
  Storage—Endoscopes should be hung vertically in well-ventilated cabinets to prevent recontamination or damage between uses.

    Proper cleaning of conventional flexible endoscopes, even when done in compliance with the SGNA Guidelines, is difficult to achieve for a number of reasons. Firstly, the design of conventional flexible endoscopes, which includes channels, joints and crevices, makes it difficult to reach and clean all parts of the endoscope. As the SGNA Guidelines state, an endoscope's "complex and fragile structure presents problems in cleaning/disinfecting/sterilizing". Secondly, the Company believes the most important step in the cleaning process is the manual removal of organic material, and therefore, the opportunity for human error is always present, even if optimal cleaning procedures are followed. Finally, there are questions concerning the efficiency of some disinfecting agents used in the endoscope cleaning process. For example, in 1991 the FDA recommended that the medical profession cease the use of Sporicidin, a widely-used endoscope disinfectant, based upon the FDA's conclusion that this disinfectant does not work. The FDA has also required that the manufacturers of chemical glutaraldehyde-based disinfectants change the recommended soak time on their instructions for use from 20 minutes to 45 minutes, and increase the temperature from 20 degrees Celsius to 25 degrees Celsius. This longer soak time means slower turnaround on conventional scopes, and the increased temperature of the glutaraldehyde is hazardous due to increased caustic vapors released during heating.

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

Company Strategy

    The Company's primary business strategy is to develop, manufacture and market products for endoscopy which have infection-control and economic advantages over conventional flexible endoscopes. To implement this strategy, the Company has developed, and is marketing and selling, ENT EndoSheaths for use with certain conventional flexible ENT endoscopes currently sold by the Company and by other manufacturers. Health-care providers simply load the Slide-On ENT EndoSheaths on the insertion tube of an ENT endoscope without the aid of other equipment, such as air pumps, and slide them off and dispose of them when the procedure is completed. The ENT endoscope is ready for use in minutes for the next patient. The Slide-On ENT EndoSheath fits snugly on the insertion tube, and has a proprietary clear plastic window that allows viewing the cavity, without glare, from a light source. In addition, the Company has developed, and is marketing and selling, a family of disposable EndoSheath/reusable flexible endoscope systems for gastrointestinal endoscopy and pulmonary endoscopy. This family of products consists of two main components—a proprietary sterile disposable sheath, known as an EndoSheath, and a reusable flexible endoscope incorporating the Company's proprietary design.

    The Company believes that its EndoSheath technology offers the following advantages over conventional reusable flexible endoscopes:

  •
  It represents the only known effective technology designed to eliminate the risk of cross-contamination from prior use of a flexible endoscope.

  •
  It is designed to substantially reduce the health risks to nurses and other medical personnel resulting from exposure to toxic disinfecting agents used in the cleaning process.

  •
  It significantly reduces the time and effort involved in the cleaning and disinfection of conventional flexible endoscopes by hospital staff.

  •
  It will reduce endoscope wear and tear resulting from repeated cleaning and reduces endoscope repair costs, as the air, water, suction and accessory channels that are the source of a majority of repairs have been made part of the disposable EndoSheath.

  •
  It reduces endoscope "down time" since there is little delay before an endoscope is ready for use in the next procedure, and thereby allows hospitals and clinics to stock a smaller number of flexible endoscopes.

  •
  It increases the number of patients that physicians can examine in a given period of time due to the reduced delay in endoscope processing between procedures.

  •
  The Slide-On ENT EndoSheath gives physicians mobility, allowing them to examine many patients in a given period of time without having to bring multiple endoscopes to the examination site, or being dependent upon multiple endoscopes at the site.

    During the fiscal years ended March 31, 1999, 2000 and 2001, ("FY 99", "FY 00", "FY 01", respectively) the Company has also pursued a strategy of exploring diversification toward the development of improved endoscopes and related imaging devices. Included in these exploratory areas have been the following:

  •
  The use of advanced CMOS sensors in video endoscopes, in order to reduce their cost and size over traditional CCD sensored video endoscopes.

  •
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

Products and Product Development Programs

    The Company's primary products include the Slide-On ENT EndoSheath, a proprietary flexible ENT endoscope and a family of proprietary flexible endoscopes and EndoSheaths for gastrointestinal and pulmonary applications. In addition, the Company currently manufactures and sells borescopes, which are endoscope devices for industrial applications, and related products.

Medical Segment

  ENT EndoSheaths and Endoscopes

    The Company has developed a family of Slide-On ENT EndoSheaths for use with its own ENT endoscope and with ENT endoscopes manufactured by other companies. Slide-On EndoSheaths do not require the use of a pump to inflate the EndoSheath during installation onto an endoscope. Rather, Slide-On EndoSheaths are made of proprietary materials that allow the health-care provider to slide the EndoSheath onto the insertion tube of an ENT endoscope. Slide-On EndoSheaths have proximal connectors that attach to the strain relief of any ENT endoscope, allowing a snug fit. In addition, Slide-On ENT EndoSheaths have an optically clear window that fits securely over the ENT endoscope tip, preventing glare. After the procedure is completed, the health-care provider slides the EndoSheath off the endoscope and disposes of it. In general, ENT endoscopes do not contain air, water, suction, or accessory channels, as do endoscopes designed for use in gastroenterology. Therefore, the Company's Slide-On ENT EndoSheaths, designed to be the only component that comes into contact with the patient, do not contain channels. This makes the product simpler and less expensive than EndoSheaths designed for use with endoscopes that do contain channels. The company has also developed its own ENT endoscope, the ENT-2000. The ENT-2000 has state-of-the-art fiberoptic bundles, is designed for inexpensive repairs and has other features that the Company believes makes it competitive with ENT endoscopes of other major manufacturers. In December 1995, the Company received clearance from the FDA to market its own fiberoptic ENT scope, and in April 1999, the Company received clearance from the FDA to market its Slide-On ENT EndoSheath for use with the Company's ENT endoscope and with the endoscopes of other manufacturers.

  Gastrointestinal and Pulmonary EndoSheath/Endoscope Systems

    The Company has developed a family of proprietary flexible endoscope systems for gastrointestinal and pulmonary applications consisting of two main components—proprietary, sterile, disposable EndoSheaths and reusable, flexible endoscopes incorporating the Company's proprietary design. The EndoSheaths and endoscopes included in these systems are functional only when used together.

    Conventional flexible endoscopes generally include fiberoptic bundles or video cameras for image production, a series of channels for delivery of air, water, suction, and accessory devices and an operator body containing user control knobs. The Company's proprietary design separates these features between the disposable EndoSheath and the reusable endoscope. The Company's proprietary flexible endoscopes include the lighting, imaging and operator control features necessary to perform the intended medical procedures. The endoscopes also include microswitches instead of valves, and control knobs that may be removed for sterilization. The EndoSheaths, which are designed to cover all surfaces of the endoscope that come in contact with the patient, contain the air, water, suction and accessory channels that are a part of conventional flexible endoscopes, thus eliminating the need to clean these channels. The Company believes, based upon its own quality assurance testing of this product, and information from physicians who have purchased and are using the system, that this product functions clinically in essentially the same manner as conventional flexible endoscopes, requiring no retraining of personnel or changes in procedural techniques.

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

    Due to the fact that the Company believes that sigmoidoscopy is one of the most frequently performed endoscopic procedures, a fiberoptic sigmoidoscope was the Company's first disposable EndoSheath/reusable flexible endoscope system. The Company received FDA clearance of its 510(k) Pre-market Notification for this product in October 1992 and began commercial shipments of this product in April 1993. The Company also received FDA clearance of its 510(k) Pre-market Notification for its black and white CCD video sigmoidoscope and EndoSheath system in February 1994, its 130 cm length fiberoptic colonoscope and EndoSheath system in February 1995, its fiberoptic gastroscope and EndoSheath system in February 1995, and its fiberoptic ENT scope in December 1995. In December 1996, the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath system. In January 1997, the Company received clearance from the FDA to market its color video sigmoidoscope.

    Sales of the medical segment were approximately $3.7 million, or 51% of the Company's net sales, in FY 01. The Company expects that net sales of these products over the next several years will grow and constitute an increasing percentage of the Company's total business.

Industrial Segment

    Under the Machida name, the Company designs, manufactures and markets flexible borescopes, which are similar in design to endoscopes and are used for inspection and quality-control functions in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Through Machida, the Company was the first to offer a flexible borescope with a grinding attachment that allows users to "blend", or smooth small cracks, in small turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay. The Company also offers a variety of ancillary products for use with flexible endoscopes and borescopes, such as light sources, cameras, adapters, accessories and imaging systems. Sales of industrial segment products were approximately $3.5 million, or 49% of the Company's net sales, in FY 01. The Company expects that net sales of these products over the next several years will remain relatively constant and will constitute a decreasing percentage of the Company's total business.

Sales and Marketing

Medical Segment

    The customers for the Company's disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), gastroenterologists, colon and rectal surgeons, pulmonologists and primary care physicians in hospitals, medical clinics, and physicians' offices. As of May 31, 2001, the Company had four sales and marketing employees, and utilized 28 independent sales representatives in the United States and 13 independent distributors in Europe, Australia and Japan. The Company intends to expand this indirect sales force over the next year.

    Although the Company has no specific plans or commitments in this regard, the Company may also license to one or more third parties rights to manufacture and sell reusable flexible endoscopes incorporating the Company's proprietary design features, while retaining the rights to manufacture and sell the EndoSheaths used with these endoscopes.

    The Company sold its ENT endoscopes, disposable ENT EndoSheaths, and related ancillary ENT products through the ENT Division of Smith & Nephew, Inc. ("Smith & Nephew") from March 1994 through March 1999. Effective April 1999, the Company began selling its own ENT endoscopes and ENT EndoSheaths through its own channel of independent sales representatives and international distributors.

    By selling through its own sales representative and distributor channel, the Company has improved its market presence and has increased the sales of ENT sheaths. In FY 01, sales of ENT sheaths increased 28% to approximately $2,092,000. This sales increase was due primarily to an increase in the volume of ENT EndoSheaths sold to international distributors. In FY 01, unit sales to international distributors increased by 185%, and were 53% of total unit sales, compared to 28% of total unit sales in FY 00. The dollar value of international shipments increased by 173% in FY 01, compared to FY 00, due to a reduction of 4% in the average selling price ("ASP") of the units. In FY 01, unit sales to domestic users increased slightly compared to unit sales in FY 00. The dollar value of domestic shipments declined by 2% in FY 01, compared to FY 00, due primarily to a reduction of approximately 2% in the ASP of the units. The Company believes both domestic and international unit sales will grow in the fiscal year ending March 31, 2002 ("FY 02"), due to planned price reductions to be offered to customers beginning in the first quarter of FY 02.

Industrial Segment

    The Company's borescopes are sold both directly by its Machida subsidiary and through independent sales representatives. Sales of industrial products declined by 4% in FY 01, compared to FY 00. This decline was due to lower demand for new equipment, offset partially by higher demand for repair services.

International Sales and Sales to Major Customers

    Sales to unaffiliated customers outside of the United States were approximately $606,000, $1,239,000 and $1,606,000 for FY 99, FY 00 and FY 01, respectively. In FY 01, sales to foreign customers accounted for approximately 29% of the Company's annual net sales of its medical segment and 16% of net annual sales of its industrial segment. The Company experienced increased sales of its medical products to foreign customers in FY 01, especially in Europe and Australia. This increase was due to increased demand for the Company's Slide-On ENT EndoSheath arising from concerns regarding cross-infection, specifically about the spread of variant Creutzfeldt-Jacob disease. The Company expects to sell its medical segment products outside of the United States in FY 02 in approximately the same proportion as in FY 01. The Company currently sells certain models of its borescopes and repair services outside of the United States.

    During FY 99, Smith & Nephew accounted for 35% of net sales. During FY 00, no customer accounted for more than 10% of net sales. During FY 01, Pratt Whitney accounted for 11% of net sales.

Backlog

    The Company had an order backlog of approximately $523,000 at March 31, 2001, compared to a backlog of approximately $325,000 at March 31, 2000. The Company expects to fill over 75% of such order backlog in the current fiscal year.

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

    The Company assembles its flexible endoscopes for the medical and industrial segments at its Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by the Company. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles for all endoscopes manufactured for the medical markets and operator control bodies for sigmoidoscopes are currently being purchased solely from Asahi, which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 2002, subject to earlier termination by mutual consent or upon breach or bankruptcy, and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. To date, the Company has encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for the Company's ENT endoscopes or for its proprietary flexible endoscopes designed for use with its EndoSheaths. However, there can be no assurance that no difficulties or delays will be experienced in the future as the Company increases its manufacturing operations.

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

    The Company's light sources, cameras, adapters, accessories and imaging systems for industrial applications are generally purchased by the Company from a variety of vendors.

    The Company has negotiated the worldwide, royalty-free exclusive right from a third party to use polymer technology for manufacturing optically clear windows to be included in its EndoSheaths for use with ENT and intubation endoscopes. The Company has also negotiated a non-exclusive license to include the same technology in its EndoSheaths for use in other markets. Currently, the Company is using this technology in its ENT EndoSheaths and in EndoSheaths for its bronchoscopes.

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

    The flexible endoscopes and related products currently sold and under development by the Company face competition primarily from medical products companies such as Olympus and Pentax, a subsidiary of Asahi. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for the Company's products. The principal competitors for the Company's industrial products are Olympus and Welch Allyn, Inc.

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

    The Company and its subsidiaries currently hold 23 U.S. patents and have 6 patent applications pending. In addition, the Company has 17 foreign patents and has 4 patent applications pending. All of these patents relate to its disposable EndoSheaths and reusable flexible endoscopes. These issued patents will expire on various dates in the years 2004 through 2019. In addition, the Company has 3 patent applications pending in the U.S. and 3 corresponding foreign applications for CMOS image sensor design patents. There can be no assurance that the Company's pending patent applications will result in patents being issued or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. In addition, in the event that another party infringes the Company's patent rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success.

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

    Effective July 1998, the Company's Natick, Massachusetts facility was certified as having established, and is maintaining, a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, both the Natick and Orangeburg, New York facilities received their EC certificate, indicating they maintain a quality system that conforms to the essential requirements of the Council Directive 93/42/EEC, applying this system at every stage from design to final controls. In June 2000, the Company's Natick facility successfully completed its second surveillance audit, receiving the recommendation of continued validity of its ISO 9001 certificate. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's QSR, which regulate their design, manufacturing, testing, quality control and documentation procedures. The Company is also required to comply with the FDA's labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. The Company's compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain its ISO 9001 status.

    The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with ISO 9001 and the FDA's QSR and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, or recalls of products, operating restrictions and criminal prosecutions, and could have a material adverse effect on the Company.

Third-Party Reimbursement

    Hospitals, medical clinics and physicians' offices that purchase medical devices such as the Company's EndoSheaths and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. The Company believes, based upon its knowledge of third-party reimbursement practices, advice from consultants in this area and eight years of selling experience, that third-party reimbursement is available for most procedures that utilize its disposable Slide-On ENT sheath and its EndoSheath/reusable flexible endoscope systems.

    Third-party payors use a variety of mechanisms to determine reimbursement amounts for procedures such as endoscopies. In some cases, reimbursement amounts are based upon the provider's costs associated with the procedure, including materials costs. In such a situation, the cost of the EndoSheath used in the procedure would likely be covered by the reimbursement payment. In other cases, payment is based upon amounts determined by the Health Care Finance Administration ("HCFA"), a governmental agency under the Department of Health and Human Services. As part of its responsibilities, HCFA assigns relative value units ("RVUs") to over 10,000 physician services. An RVU for a specific procedure is comprised of values for work, practice expense and malpractice insurance, and when multiplied by a Conversion Factor, represents a dollar value for a specific procedure. Historically, the practice expense component of an RVU was calculated using a charge-based system. Section 121 of the Social Security Act Amendments of 1994 required HCFA to replace the charge-based practice expense RVUs with new resource-based ones. The Balanced Budget Act of 1997 requires a four-year transition from the charge-based system to the resource-based system beginning January 1, 1999. During calendar 2000, the practice expense component of the RVUs is comprised of 50% of the charge-based system, and 50% of the resource-based system. In 2002, the practice expense component of the RVUs will be based 100% upon the resource-based system.

    Under the charge-based system, HCFA had a policy of reducing the practice expense RVUs for certain services by 50% when those services were performed in a facility setting. Under the resource-based system, this policy will not be applicable, as HCFA has developed practice expense RVUs specific to facility and non-facility settings. Generally, under the resource-based system, the facility practice expense RVUs will be used for services performed in inpatient or outpatient hospital settings, emergency rooms, skilled nursing facilities or ambulatory surgical centers. The non-facility practice expense RVUs will be used for services performed in all other settings. Based upon a review of calendar year 2001 RVUs for flexible sigmoidoscopies, the Company believes health care providers will receive payments totaling 67% and 75% more per procedure for performing them in non-facility settings in 2001 and 2002, respectively, compared to performing these services in facility settings. The increase in the RVUs for practice expense is based upon extensive reviews by HCFA of actual practice expense data from the Clinical Practice Expert Panel and the American Medical Association's Socioeconomic Monitoring System.

    The Company believes that, based upon the new resource-based practice expense RVU, the number of flexible sigmoidoscopies performed in non-facility settings will increase. This increase will be due primarily to the increased differential in payments that providers will receive for performing these procedures. As these procedures move to non-facility settings, providers will have to contend with the cost and effort required to clean endoscopes. The Company believes its disposable EndoSheath/reusable flexible endoscope systems, which eliminate the time and cost of cleaning endoscopes, will provide a positive economic alternative to the use of conventional equipment. This economic alternative is based upon the provider not having to purchase multiple endoscopes, expensive sterilizing equipment and supplies and not having to spend valuable provider time cleaning endoscopes. In addition, the Company believes that the increase in the population of people over 50 years old will increase the potential number of procedures that providers will be performing. There are approximately 65 million people in the United States between 50 and 79 years old. The American Cancer Society recommends people over the age of 50 receive flexible sigmoidoscopies every three to five years as part of a program for the early detection of colorectal cancer. The Company believes its disposable EndoSheath system combined with the resource-based system for setting values for physician services together represent a sound economic method to screen for colorectal cancer.

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

Product Liability and Insurance

    The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for FY 02. The Company will re-evaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

Research and Development

    The Company believes that its future success depends in part upon its ability to develop new products and enhance its existing products. In the past the Company has devoted significant funds and efforts to research and development. In order to lower expenses in FY 99, the Company reduced its efforts in the development of new products. In FY 00 and FY 01, the Company incurred higher costs for research and development compared to FY 99, due primarily to the costs associated with the activities of Imagineering, Ltd. and Vision-Sciences, Ltd. Also, in FY 01, the Company incurred higher costs for research and development due to its sponsorship of the Egypt Project, described below. The company formed Vision Sciences, Ltd., an Israeli company, in FY 99 for the purpose of managing the development of patents for CMOS image sensors.

    The Company's research and development expenses in FY 99, FY 00 and FY 01 were approximately $209,000, $684,000 and $743,000, respectively. The increase in research and development expenses for FY 00 and FY 01 was due primarily to the cost associated with the grant of a non-qualified stock option to a non-employee who delivered the innovations covering CMOS sensors, and to expenditures to fund the Egypt Project. The fair value of the option was calculated using the Black-Scholes option-pricing model, and amounted to an expense of $421,911 and $286,098 in FY 00 and FY 01, respectively. The Company will calculate the fair value of the option granted to the non-employee on a quarterly basis, until the option is exercised or lapses. In September 2000, the Company contributed $269,000 to the University of Georgia ("UGA") in support of Phase I of the University of Georgia Hepatitis Project, Proposal No. 022297-01 (the "Egypt Project"). The Egypt Project is designed to determine the occurrence of cross-infection among patients who undergo gastroscopies in Cairo, Egypt. As of May 31, 2001, the Egypt Project had not proceeded far enough to report results of the study. Depending upon the results of Phase I of the Egypt

Project and the availability of funds, the Company will determine in FY 02 whether to proceed with funding Phase II of the Egypt Project.

    During FY 00, the research and development efforts focused on continued improvement in the Slide-On ENT EndoSheath, and in completing innovations related to CMOS sensors. The efforts in the CMOS area were undertaken primarily through the Company's relationship with a consultant to Imagineering, Ltd., a corporation with whom the Company has an agreement, and were managed by the Company's corporate segment and its subsidiary, Vision-Sciences, Ltd. in Israel. These efforts have resulted in the Company's filing for three patents in the U.S. and for three corresponding foreign patents in FY 01. During FY 01, the research and development efforts focused on filing patent applications related to CMOS sensors, funding the Egypt Project and developing enhancements to the Slide-On ENT EndoSheath. In FY 02 the Company expects to concentrate primarily on continuing enhancements of, and additions to, the fiberoptic sigmoidoscope EndoSheath, the fiberoptic ENT endoscope, its Slide-On style of EndoSheath, its bronchoscope EndoSheath system and to continue to pursue patent applications covering the CMOS image sensors.

Employees

    As of April 30, 2001, the Company had 63 employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success depends in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

Item 2.  Properties

    The Company's principal executive offices, manufacturing, sales and medical research and development facilities currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease that expires in November 2003. The operations of the Company's Machida subsidiary are located in Orangeburg, New York under a lease for approximately 10,000 square feet, which expires in August 2005. In March 2000, the landlord for the building leased in Orangeburg sold its interest to an independent third party, who executed the current lease with Machida.

    The Company's Natick and Orangeburg facilities are registered with the FDA as medical device manufacturing facilities and are, therefore, subject to the FDA's QSR regarding manufacturing, testing, quality control and documentation procedures. The Company believes that the physical characteristics and layouts of these facilities are adequate to manufacture its products in compliance with applicable FDA regulations. In addition, the Company's Natick facility is registered as meeting the requirements of ISO 9001, EN 46001 and Council Directive 93/42/EEC, allowing the Company to sell its medical products in Europe.

    The Company believes that its existing facilities are adequate for its current needs.

Item 3.  Legal Proceedings

    As of March 31, 2001, there were no material legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's security holders during the last quarter of FY 01.

Executive Officers of the Company

    Katsumi Oneda, age 63, a co-founder of the Company, has been President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since October 1993. He served as Vice-Chairman of the Board of Directors of the Company from May 1992 to October 1993, as Honorary Chairman of the Board of Directors from October 1991 to October 1993, and as Chairman of the Board of Directors from September 1990 to October 1991. Mr. Oneda is a director of several private companies. He has been a director of the Company since 1987, and is a member of the Executive Committee.

    Lewis C. Pell, age 58, a co-founder of the Company, has been Vice-Chairman of the Board of Directors of the Company since May 1992, and is a member of the Executive Committee. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder, or co-founder, and a director of a number of other privately-held medical device companies.

    Gerald B. Lichtenberger, Ph.D., age 56, has served as Vice President, Business Development since December 1998, and as Secretary since January 1997. From January 1997 to December 1998 he served as Executive Vice President and Chief Operating Officer of the Company. Mr. Lichtenberger has been a director of the Company since 1997. Prior to joining the Company, Dr. Lichtenberger served since 1990 as President and a Director of iSight, Inc., a developer and manufacturer of digital video cameras and components. He has been a director of the Company since 1997.

    James A. Tracy, age 52, joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996 Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. Mr. Tracy received a CPA certificate in 1975.

    Isao Fujimoto, age 53, has served as Vice President Manufacturing and Engineering of the industrial segment since January 1995. Mr. Fujimoto joined the Company in 1975, and served in a variety of roles in the manufacturing and engineering departments from that date to January 1995.

    Mark S. Landman, age 47, has served as Vice President Operations of the medical segment since July 1999. Mr. Landman joined the Company in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

    Jitendra Patel, age 48, has served as Vice President Sales and Marketing of the industrial segment since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for the industrial segment.

    Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

    From December 15, 1992 to October 29, 1997, the Company's Common Stock was quoted on the Nasdaq National Market, and since October 30, 1997, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq SmallCap Market, as reported by Nasdaq during the periods indicated.

Fiscal Year Ended March 31, 2000	High	Low
1st Quarter	2	1 1/16
2nd Quarter	2 3/16	1 5/16
3rd Quarter	1 5/8	15/16
4th Quarter	3 7/8	1 5/32
Fiscal Year Ended March 31, 2001	High	Low
1st Quarter	2 5/8	1 1/8
2nd Quarter	1 5/8	1 1/16
3rd Quarter	1 3/8	9/16
4th Quarter	1 3/8	5/8

    Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

    As of May 25, 2001, there were 26,520,831 outstanding shares of Common Stock held by 238 stockholders of record, in addition to which there were approximately 1700 beneficial stockholders.

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

	Year Ended March 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$8,330	$7,998	$7,476	$7,055	$7,209
Gross profit	736	1,419	1,274	2,262	2,560
Net loss from operations	(6,453)	(2,902)	(1,965)	(1,561)	(1,173)
Net loss	(6,188)	(2,578)	(2,139)	(4,778)	(1,291)
Net loss per share	(.46)	(.17)	(.12)	(.24)	(.06)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,681	$2,891	$3,195	$1,581	$3,812
Total assets	6,850	6,172	7,882	4,908	7,195
Total liabilities	2,461	2,355	2,433	1,993	1,969
Stockholders' equity	4,389	3,817	5,450	2,914	5,226

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

    Vision-Sciences, Inc. develops, manufactures and markets unique flexible endoscope products for the medical device and the industrial device markets. The medical segment manufactures and markets unique disposable sheaths that are used by health-care providers to cover the insertion tube of flexible endoscopes, such as Ear-Nose-Throat ("ENT") endoscopes and sigmoidoscopes. The EndoSheaths allow the health-care providers to process more patients economically by avoiding the cleaning of the endoscopes after use on each patient. In addition, the sheaths are sterile, thus ensuring each patient a contaminant-free product.

    The industrial segment designs, manufactures and markets flexible endoscopes for industrial users, and manufactures and repairs flexible endoscopes for the medical segment. Industrial users comprise primarily the aircraft maintenance and defense markets.

    The corporate segment consists of certain administrative activities beneficial to the Company as a whole, and the management oversight of the Company's investments in 3DV, Vision-Sciences, Ltd and the Egypt Project.

Results of Operations

Fiscal Years Ended March 31, 2001 and 2000

    Net sales in FY 01 were approximately $7,209,000, an increase of $155,000, or 2%, compared to FY 00. The increase in net sales was primarily due to medical sales increasing by $317,000, or 9%, to approximately $3,675,000, while industrial sales decreased by $162,000, or 4%, to approximately $3,534,000. The increase in medical sales was due primarily to higher sales of the Company's Slide-On ENT EndoSheath that increased by approximately $458,000, or 28%, in FY 01. The higher sales of ENT EndoSheaths was due primarily to higher demand by international distributors which resulted in a sales increase of approximately $482,000, offset partially by lower demand from domestic customers which resulted in a sales decline of approximately $24,000. Sales of ENT EndoSheaths to international distributors was approximately $761,000 in FY 01, or 36% of total ENT EndoSheath sales, compared to approximately $279,000 in FY 00. The demand by international distributors for the Company's Slide-On ENT Endosheaths was especially strong in the United Kingdom, Italy and Australia. The increase in sales of ENT EndoSheaths was partially offset by lower sales of sigmoidoscope EndoSheaths which declined in FY 01 by approximately $160,000, or 15%, compared to FY 00 due to lower demand caused by the continued inability of health-care providers to obtain reimbursement for these EndoSheaths. Higher sales of endoscopes and repair services comprised the remainder of the sales increase.

    Unit sales of ENT Slide-On EndoSheaths increased by approximately 74,600, or 52%, in FY 01 compared to FY 00. Unit sales to international distributors accounted for substantially all of this increase and were approximately 53% of total ENT EndoSheath unit sales. Unit sales of ENT EndoSheaths to domestic customers increased slightly in FY 01 compared to FY 00. The Company believes the strategy of selling direct has proven beneficial, and expects increases in both unit sales and dollar sales for ENT EndoSheaths in FY 02.

    The decrease in sales of industrial products was due primarily to lower demand from the aircraft maintenance and defense markets for new equipment, offset partially by higher demand for repair services.

    Gross profit in FY 01 was approximately $2,560,000, or 36% of sales, compared to approximately $2,262,000 or 32% of sales in FY 00. The gross profit of the medical segment in FY 01 was approximately $1,256,000, or 34% of sales, compared to approximately $860,000, or 26% of sales, in FY 00. The increase in gross profit of the medical segment was due primarily to more efficient manufacturing operations, resulting from a higher volume of production of ENT EndoSheaths. The gross profit of the industrial segment was approximately $1,304,000, or 37%, in FY 01 compared to approximately $1,402,000, or 38%, in FY 00. The decrease in gross profit of the industrial segment was due primarily to the lower sales volume and the mix of products shipped.

    Selling, general and administrative expenses for FY 01 were approximately $2,990,000, a decrease of approximately $149,000 from FY 00. These costs were 41% of sales in FY 01, compared to 44% of sales in FY 00. Expenses for selling and marketing decreased in FY 01 by approximately $92,000, or 7%, compared to FY 00. These costs decreased due to lower expenses of approximately $115,000 in the industrial segment for commissions, product promotion and space costs. These reductions were partially offset by an increase of approximately $23,000 in the medical segment, primarily due to higher costs for payroll and product promotion. Administrative expenses declined by approximately $57,000 due primarily to lower costs for payroll, travel and entertainment and other costs.

    Research and development expenses increased by $59,000, and were 10% of sales in both FY 01 and FY 00. The higher expenses for research and development were due to costs of the Egypt Project, which is described in Note 5 to the accompanying financial statements, offset partially by lower compensation expense related to an option granted to a non-employee in FY 00. The Company values this option each fiscal quarter using the Black-Scholes method. The Company spent approximately $270,000 to fund Phase I of the Egypt Project in FY 01. The Company's participation in Phase II of the Egypt Project is dependent upon the results of Phase I and the expected costs of Phase II. The Company expects to determine its participation in Phase II during FY 02. In addition, during FY 01, the Company applied for patents for the innovations received by the consultant to Imagineering Ltd in FY 00, and expects to complete the patent applications during FY 02. As the Company has limited resources for this development, it plans to assess the progress periodically to determine whether there are sufficient resources to reach the next level in product development.

    The loss from operations declined by 25% in FY 01 to $1,173,000, after declining 21% in FY 00 to $1,561,000. This improvement was due primarily to the higher volume of ENT EndoSheaths sold in FY 01 that resulted in a higher gross profit, and to control of operating expenses. During FY 02, if the Company reaches its sales targets and continue to control expenses, it expects the operating loss to decline significantly, with the medical and industrial segments achieving an operating income in the second half of FY 02.

    Net interest income declined by $7,000 in FY 01, compared to FY 00, due primarily to interest expense paid for debt incurred to fund improvements to the industrial segment's facility.

    The equity in losses of 3DV Systems Ltd. ("3DV") decreased to $222,553 in FY 01 from $3,331,347 in FY 00. In the three months ended June 30, 2000, 3DV incurred losses of approximately $2,412,000. The Company's investment in 3DV totaled $222,553 at March 31, 2000, and accordingly, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2000. The Company recognized no losses in the three-month periods ended September 30, 2000, December 31, 2000 and March 31, 2001. In the year ended March 31, 2000, the Company recognized $3,331,347 of the losses of 3DV. In March 2001, the Company invested $500,000 in Series A Convertible Subordinated Notes (the "Notes") of 3DV. The Company expects 3DV to continue to seek new capital, as it remains in a development stage. The Company does not expect to participate in further rounds of investment in 3DV in the same proportion that its share holdings bear to the total shares outstanding at March 31, 2001. However, the Company will continue to evaluate its investment in 3DV and may make further investments if it believes these to be in the best interests of the Company's shareholders. As of March 31, 2001, the Company owned approximately 24% of the outstanding shares of 3DV. The Company will continue to account for its investment in 3DV using the equity method of accounting.

    The Company's loss per share was $.06 in FY 01, compared to a loss per share of $.24 in FY 00. Excluding the equity in losses of 3DV, compensation expense related to an option granted to a non-employee in FY 00 and the expenses of the Egypt Project, the pro forma loss per share would have been $.02 in FY 01, compared to $.05 in FY 00.

Fiscal Years Ended March 31, 2000 and 1999

    Net sales for FY 00 were $7,055,000, a decrease of $421,000, or 6%, compared to FY 99. The decrease in net sales was primarily due medical sales decreasing by $522,000 while industrial sales increased by $101,000. The decrease in medical sales was due primarily to lower sales of endoscopes to the ENT market, offset by an increase of 11% in the sales of the Company's proprietary ENT EndoSheath, and a 4% increase in sales of EndoSheaths for sigmoidoscopies. During FY 00, the Company changed its sales channel for ENT products from selling through a master distributor to selling directly to end users through its own network of independent sales representatives. This change required time to select and train the sales reps, and to educate the user community of the Company's presence. The Company believes this shift was successful, as evidenced by a 39% increase in the sales of ENT EndoSheaths in the fourth quarter of FY 00, compared to the fourth quarter of FY 99. This increase was due primarily to the higher selling prices the Company was able to obtain by selling direct, while the unit volume was approximately the same as the comparable quarter in FY 99. In addition to the domestic sales channel, the Company established a network of international distributors that accounted for approximately 28% of the unit sales of ENT EndoSheaths in FY 00.

    The increase in sales of industrial products was due primarily to higher demand from the defense and aircraft maintenance markets for the repair of borescopes.

    Gross profit for FY 00 was approximately $2,262,000, or 32% of sales, compared to approximately $1,274,000, or 17% of sales in FY 99. Gross profit of the medical segment was approximately $860,000, or 26% of sales, compared to approximately $178,000, or 5% of sales, in FY 99. The increase in gross profit of the medical segment was due primarily to the higher prices obtained by selling the ENT EndoSheaths directly to users, and better utilization of factory overhead expenses. In addition, although the Company sold fewer ENT endoscopes in FY 00 compared to FY 99, it attained a higher gross profit due to manufacturing them in the Company's facilities, and selling directly to users. In FY 99, the Company purchased ENT scopes for resale and sold them to a master distributor. The new strategy resulted in higher average selling prices and higher gross profit dollars for the ENT endoscopes that were sold. The gross profit of the industrial segment was approximately $1,402,000, or 38% of sales, compared to approximately $1,096,000, or 30% of sales in FY 99. The increase in gross profit of the industrial segment was due primarily to the higher volume of industrial sales and better utilization of factory overhead expenses.

    Selling, general and administrative expenses for FY 00 increased by 4% to approximately $3,139,000, compared to approximately $3,029,000 in FY 99. These costs were 44% of sales in FY 00, compared to 41% of sales in FY 99. Expenses for selling and marketing increased by $141,000, or 11%, compared to FY 99. These costs increased due to higher expenses for commissions for medical sales and higher payroll costs, offset partially by lower costs for public relations. Administrative expenses declined by $31,000 due primarily to lower costs for investor relations.

    Research and development expenses increased in FY 00 by $475,000, and were 10% of sales, compared to 3% of sales in FY 99. The higher expenses for research and development were due to compensation to an Imagineering Ltd. consultant working on the CMOS sensors. During FY 00 the Imagineering Ltd. consultant delivered the innovations per his contractual obligation and the Company granted an option for 1,000,000 shares of the Company's common stock with a fair market value of $421,911 as compensation for work performed.

    The loss from operations declined by 21% in FY 00 to $1,561,000, after declining 32% in FY 99 to $1,965,000. This improvement was due primarily to the success of the Company's strategy of selling ENT EndoSheaths and endoscopes directly to users, and by controlling selling and administrative expenses.

    Interest income, net declined by $73,000 in FY 00 compared to FY 99, due primarily to lower balances of cash equivalents and marketable securities during FY 00.

    The equity in losses of 3DV increased to $3,331,000 from $367,000 in FY 99. During the first nine months of FY 00, the Company recorded 100% of the losses of this entity, due to its commitment to finance the working capital needs of 3DV for calendar years 1999 and 2000. In December 1999, 3DV raised $4.5 million of new capital, of which the Company contributed $1.5 million. After this recapitalization the Company owned approximately 29% of the outstanding shares of 3DV. In addition, the Company no longer was required to fund the working capital needs of 3DV, and therefore from December 23, 1999 forward the Company recognized only its portion of the losses of 3DV.

    The loss per share for FY 00 was $.24 per share, compared to $.12 per share in FY 99. Excluding the charges for equity in the losses of 3DV and compensation for the option granted to a non-employee, the pro forma net loss would have been $.05 per share in FY 00, compared to a pro forma net loss of $.10 per share in FY 99.

Liquidity and Capital Resources

    In FY 01, the amount of cash used in the Company's operations was $562,000. In FY 00 the Company used $1,609,000 of cash from operations. In FY 01 the medical and industrial segments generated cash of approximately $187,000, while the corporate segment used cash of approximately $749,000. The medical and industrial segments generated cash primarily from operations and depreciation, while the corporate segment used cash primarily for operations, including the funding of the Egypt Project.

    Cash used in investing activities was approximately $1,881,000, comprised of an increase in marketable securities, the purchase of property and equipment and the investment of $500,000 in the Notes of 3DV. Purchases of property and equipment include spending for the Company's new web site, www.endosheath.com, partial payments for new manufacturing equipment for the medical segment and leasehold improvements for the industrial segment.

    The Company expects to launch the new web site in the second quarter of FY 02. The new web site is being designed to educate sales representatives, distributors, health-care providers and consumers on the efficacy of the Company's EndoSheath technology.

    The Company expects the new manufacturing equipment will increase its capacity to manufacture ENT EndoSheaths by approximately 50%, allowing overhead to be spread over a greater volume of parts, thereby reducing the cost to manufacture ENT EndoSheaths. The Company believes that by reducing the cost of the ENT EndoSheaths, it will be able to lower unit sales prices, increase the unit sales volume of ENT EndoSheaths and attain operating income in the medical segment during FY 02. The Company expects the equipment to be installed in the second half of FY 02.

    Cash generated from financing activities totaled approximately $3,431,000. The primary source of this cash was the completion of a private placement of 5,587,418 shares of the Company's common stock in December 2000. See Note 6 to the accompanying financial statements.

    Accounts receivable increased by approximately $69,000 in FY 01. The days sales outstanding was 49 at March 31, 2001, compared to 50 at March 31, 2000. The composition of the Company's accounts receivable changed significantly during FY 00 and FY 01 due to the change in the Company's sales strategy. During FY 00 and FY 01, the Company added approximately 700 customers for its ENT products, compared to having one master distributor as of March 31, 1999. The domestic customers comprise hospitals, large and small clinics and individual doctor's offices. Many of these customers have experienced delays in their cash flow due to the general slowness of payments in the health care industry. To be conservative, the Company increased its allowance for doubtful accounts in FY 00 to reflect expected slowness. The experience of the Company during FY 01 has allowed it to lower this reserve as of March 31, 2001. The Company will continue to monitor its receivables and will adjust the allowance for doubtful accounts accordingly.

    The Company's inventories decreased from $1,278,000 at March 31, 2000 to $1,006,000 at March 31, 2001. The decrease was primarily due to reductions in raw material inventories, mainly in the industrial segment, and to reductions in finished goods, mainly in the medical segment. The more efficient use of raw materials and the lower levels of finished sheaths allowed the Company to reduce inventory reserves during FY 01 by approximately $262,000. The Company continually monitors inventory to establish quantities appropriate to its expected sales levels.

    The Company currently plans to spend no more than $350,000 on capital equipment in FY 02. These capital expenditures are expected to relate primarily to manufacturing equipment and, to a lesser extent, computer equipment and software. The Company has a commitment for approximately $203,000 to purchase new manufacturing equipment, of which $60,000 was paid in FY 01.

    At March 31, 2001 the Company's principal sources of liquidity included $3.8 million in cash and cash equivalents. In addition, the Company has a demand bank line of credit under which the Company may borrow up to $250,000 in cash, net of any outstanding letters of credit. At March 31, 2001, the Company had acceptances payable totaling approximately $39,000 maturing in April, May and June 2001. The Company has pledged $250,000 to secure the bank line of credit. The line is subject to renewal in February 2002. The Company anticipates a negative cash flow of approximately $500,000 for FY 02.

    The Company has incurred losses since its inception, and losses are expected to continue in FY 02, however, at a reduced amount. The Company has funded the losses principally with the proceeds from public and private equity financings. The Company has reduced its operating losses significantly in FY 00 and FY 01, compared to prior fiscal years, and expects to generate an operating income in the medical and industrial segments during the second half of FY 02. There can be no assurance that the Company's strategy will result in an operating income during FY 02, and the management of the Company may seek equity capital during FY 02. There can be no assurance that capital will be available on terms acceptable to the Company, if at all.

Certain Factors That May Affect The Company's Future Operating Results

    Factors that may affect the Company's future operating results include, without limitation, the following:

    The Company has incurred substantial losses since its inception, and there can be no assurance that the Company will achieve a profitable level of operations in the future. The Company anticipates a negative cash flow during FY 02, due primarily to the requirement to fund capital expenditures, working capital and marketing expenses in the continued drive to penetrate the ENT marketplace. The Company has cash and marketable securities totaling $3.8 million as of March 31, 2001. Although the Company does not anticipate the need for additional financing in FY 02, the management has decided that new financing may be desirable. However, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

    There can be no assurance that third-party reimbursement will be available for procedures performed with the Company's products or that the cost of the Company's EndoSheaths will be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. The Company believes that the failure of users of the Company's products to obtain adequate reimbursement from third-party payors has had, and will continue to have, a materially adverse effect on the Company.

    The Company's products and its manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA's QSR can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, or recalls of products, operating restrictions and criminal prosecutions, and could have a material adverse effect on the Company.

    Certain critical components of the Company's products, such as image bundles, are currently being purchased solely from Asahi, which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 2002, subject to earlier termination by mutual consent or upon breach or bankruptcy, and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. In addition, the Company's borescopes are assembled using components and sub-assemblies purchased from independent vendors. While most components and sub-assemblies are currently available from more than one supplier, certain critical components are currently purchased only from Asahi and Machida Endoscope Company, Ltd. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

    The Company's ability to compete in its markets is affected by its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing and marketing skills and its ability to attract and retain skilled employees. The flexible endoscopes and related products currently sold and under development by the Company face competition primarily from medical products companies such as Olympus and Pentax, a subsidiary of Asahi. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for the Company's products. The principal competitors for the Company's industrial products are Olympus and Welch Allyn, Inc. Many of the Company's competitors and potential competitors have greater financial resources, research and development personnel, and manufacturing and marketing capabilities than the Company. In addition, it is possible that other large health care companies may enter the flexible endoscope market in the future.

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

    The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for FY 02. The Company will reevaluate the adequacy of this coverage when and if its sales levels substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

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

Foreign Currency Exchange

    The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At March 31, 2001, the Company's liabilities relating to Japanese Yen were approximately $60,000.

Item 8.  Financial Statements and Supplementary Data

    The following table contains certain selected quarterly financial data for the fiscal years ended March 31, 2000 and 2001.

	Quarterly Operating Results
	(in thousands, except per share data)
	Q1 2000	Q2 2000	Q4 2000	Q3 2000
Statement of Operations Data:
Net sales	$1,501	$1,855	$1,862	$1,837
Gross profit	212	473	599	978
Net income (loss) from operations	(669)	(348)	(240)	(304)
Net income (loss)	(1,725)	(1,252)	(1,269)	(532)
Net income (loss) per share	(.09)	(.06)	(.06)	(.03)
	Q1 2001	Q2 2001	Q3 2001	Q4 2001
Net sales	$1,580	$1,707	$1,946	$1,976
Gross profit	417	596	662	885
Net income (loss) from operations	(612)	(269)	(441)	149
Net income (loss)	(812)	(248)	(428)	197
Net income (loss) per share	(.04)	(.01)	(.02)	.01

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this Item appears under the headings "Election of Directors" and "Reports Under Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), which sections are incorporated herein by reference, and in Part I hereof under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation

    The information required by this Item appears under the headings "Election of Directors—Director Compensation", "—Executive Compensation", "—Agreements with Named Executive Officers", and "—Compensation Committee Report on Executive Compensation" in the 2001 Proxy Statement, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 2001 Proxy Statement, which section is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Index to Consolidated Financial Statements.

  1.
  Financial Statements. The following financial statements and schedule of Vision-Sciences, Inc. are included as Appendix A of this Report:

      Consolidated Balance Sheets—March 31, 2000 and 2001.

      Consolidated Statements of Operations—For the years ended March 31, 1999, 2000 and 2001.

      Consolidated Statements of Stockholders' Equity—For the years ended March 31, 1999, 2000 and 2001.

      Consolidated Statements of Cash Flows—For the years ended March 31, 1999, 2000 and 2001.

      Notes to Consolidated Financial Statements.

  2.
  Financial Statements. The following financial statements and schedule of 3DV Systems Ltd. are included as Appendix B of this Report:

      Consolidated Balance Sheets—December 31, 1999 and 2000.

      Consolidated Statements of Operations—For the years ended December 31, 1998, 1999, 2000 and from inception.

      Consolidated Statements of Stockholders' Equity—For the years ended December 31, 1998, 1999, 2000 and from inception.

      Consolidated Statements of Cash Flows—For the years ended December 31, 1998, 1999, 2000 and from inception.

      Notes to Consolidated Financial Statements.

  3.
  Financial Statement Schedules.

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

(b)  Reports on Form 8-K.

    On January 16, 2001, the Company filed a report on Form 8-K with respect to the issuance of 5,587,418 shares of its Common Stock for an aggregate of $3.5 million dollars, in a private placement exempt from registration under the Securities Act of 1933, as amended.

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.
By:	/s/ KATSUMI ONEDA Katsumi Oneda President, Chief Executive Officer and Chairman of the Board of Directors Date: June 4, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ KATSUMI ONEDA Katsumi Oneda	President, CEO and Chairman of the Board of Directors (Principal Executive Officer)	June 4, 2001
/s/ JAMES A. TRACY James A. Tracy	Vice President Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	June 4, 2001
/s/ KENNETH ANSTEY Kenneth Anstey	Director	June 4, 2001
/s/ GERALD B. LICHTENBERGER Gerald B. Lichtenberger	Director	June 4, 2001
/s/ LEWIS C. PELL Lewis C. Pell	Director	June 4, 2001
/s/ FRED E. SILVERSTEIN Fred E. Silverstein	Director	June 4, 2001
/s/ JOHN J. WALLACE John J. Wallace	Director	June 4, 2001

APPENDIX A

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2000 AND 2001
TOGETHER WITH AUDITORS' REPORT

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Vision-Sciences, Inc.:

    We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    We did not audit the financial statements of 3DV Systems Ltd., which statements reflect total assets and total net loss of 5% and 70% in 2000, and 7% and 17% in 2001, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Boston, Massachusetts
May 18, 2001 (except for the matter discussed
  in Note 12, as to which the date is June 13, 2001)

F–1

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—March 31, 2000 and 2001

ASSETS	2000	2001
Current Assets:
Cash and cash equivalents	$1,581,381	$2,568,724
Marketable securities	—	1,243,068
Accounts receivable, net of allowance for doubtful accounts of $156,000 and $98,000 in 2000 and 2001, respectively	1,079,590	1,148,092
Inventories	1,278,084	1,006,016
Prepaid expenses and other current assets	76,743	66,339

Total current assets	4,015,798	6,032,239

Property and Equipment, at Cost:
Machinery and equipment	2,870,944	2,984,511
Furniture and fixtures	202,067	208,934
Motor vehicles	20,949	—
Leasehold improvements	313,154	450,396

	3,407,114	3,643,841
Less—Accumulated depreciation and amortization	2,846,318	3,083,860

	560,796	559,981

Equity Investment in 3DV Systems Ltd. (Note 4)	222,553	500,000
Other Assets, net of accumulated amortization of $22,000 and $28,000 in 2000 and 2001, respectively	108,783	102,441

Total assets	$4,907,930	$7,194,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Acceptances payable to a bank	$32,512	$38,713
Current portion of note payable	—	52,931
Accounts payable	374,684	287,458
Accrued expenses	1,586,248	1,377,455

Total current liabilities	1,993,444	1,756,557

Note Payable, Net of Current Portion	—	23,989

Potential Obligations to Non-qualified Option Holders	—	188,515

Commitments (Note 7)
Stockholders' Equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and and outstanding—20,901,128 shares and 26,520,831 shares at March 31, 2000 and 2001, respectively	209,010	265,207
Additional paid-in capital	54,054,458	57,601,457
Accumulated deficit	(51,348,982)	(52,641,064)

Total stockholders' equity	2,914,486	5,225,600

Total liabilities and stockholders' equity	$4,907,930	$7,194,661

The accompanying notes are an integral part of these consolidated financial statements.

F–2

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
for the Fiscal Years Ended March 31, 1999, 2000 and 2001

	1999	2000	2001
Net Sales	$7,475,921	$7,054,595	$7,209,274
Cost of Sales	6,202,330	4,792,542	4,649,180

Gross profit	1,273,591	2,262,053	2,560,094
Selling, General and Administrative Expenses	3,028,911	3,138,999	2,990,002
Research and Development Expenses	209,460	684,208	743,174

Loss from operations	(1,964,780)	(1,561,154)	(1,173,082)
Interest Income	182,899	109,581	113,615
Interest Expense	—	—	(10,716)
Equity in Losses of 3DV Systems Ltd.	(367,242)	(3,331,347)	(222,553)
Other Income	9,927	5,132	1,716

Net loss	$(2,139,196)	$(4,777,788)	$(1,291,020)

Basic and Diluted Net Loss per Common Share	$(.12)	$(.24)	$(.06)

Shares Used in Computing Basic and Diluted Net Loss per Common Share	18,224,448	19,954,842	22,355,376

The accompanying notes are an integral part of these consolidated financial statements.

F–3

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
for the Fiscal Years Ended March 31, 1999, 2000 and 2001

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
Balance, March 31, 1998	16,643,071	$166,430	$48,083,992	$(44,433,904)	$3,816,518
Sale of common stock, net	2,000,000	20,000	2,923,727	—	2,943,727
Issuance of common stock in connection with investment in 3DV Systems Ltd.	500,000	5,000	741,900	—	746,900
Exercise of stock options	68,950	689	81,189	—	81,878
Net loss	—	—	—	(2,139,196)	(2,139,196)	$(2,139,196)

Total Comprehensive Loss						(2,139,196)

Balance, March 31, 1999	19,212,021	192,119	51,830,808	(46,573,100)	5,449,827
Sale of common stock, net	1,443,088	14,431	1,485,569	—	1,500,000
Exercise of stock options	246,019	2,460	139,258	—	141,718
Stock option grants to non-employees	—	—	598,823	—	598,823
Currency translation adjustment	—	—	—	1,906	1,906	1,906
Net loss	—	—	—	(4,777,788)	(4,777,788)	(4,777,788)

Total Comprehensive Loss						(4,775,882)

Balance, March 31, 2000	20,901,128	209,010	54,054,458	(51,348,982)	2,914,486
Sale of common stock, net	5,587,418	55,874	3,397,276	—	3,453,150
Exercise of stock options	32,285	323	—	—	323
Stock option grants to non-employees	—	—	338,238	—	338,238
Currency translation adjustment	—	—	—	(1,062)	(1,062)	(1,062)
Reclass of potential obligations to non- qualified option holders	—	—	(188,515)	—	(188,515)
Net loss	—	—	—	(1,291,020)	(1,291,020)	(1,291,020)

Total Comprehensive Loss						$(1,292,082)

Balance, March 31, 2001	26,520,831	$265,207	$57,601,457	$(52,641,064)	$5,225,600

The accompanying notes are an integral part of these consolidated financial statements.

F–4

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the Fiscal Years Ended March 31, 1999, 2000 and 2001

	1999	2000	2001
Cash Flows from Operating Activities:
Net loss	$(2,139,196)	$(4,777,788)	$(1,291,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	413,588	290,946	247,665
Equity in losses of 3DV Systems Ltd.	1,693,000	3,331,347	222,553
Loss on disposal of property and equipment	12,809	—	2,773
Stock option grants to non-employees	—	598,823	338,238
Changes in assets and liabilities—
Accounts receivable	349,914	9,781	(68,502)
Inventories	47,535	(644,513)	272,068
Prepaid expenses and other current assets	(11,970)	21,949	10,404
Accounts payable	(72,763)	(77,694)	(87,226)
Accrued expenses	(166,840)	(15,729)	(208,793)
Deferred development fee	345,821	(345,821)	—

Net cash provided by (used in) operating activities	471,898	(1,608,699)	(561,840)

Cash Flows from Investing Activities:
Decrease (increase) in marketable securities	22,538	970,608	(1,243,068)
Purchase of property and equipment, net of disposals	(225,617)	(162,527)	(138,281)
Investment in equity of 3DV Systems Ltd.	(3,000,000)	(1,500,000)	(500,000)
Decrease in other assets	52,584	13,333	—

Net cash used in investing activities	(3,150,495)	(678,586)	(1,881,349)

Cash Flows from Financing Activities:
Proceeds from (payments of) acceptances payable to a bank, net	(20,050)	179	6,201
Payment of note payable	—	—	(28,080)
Proceeds from the sale of common stock, net	2,943,727	1,500,000	3,453,150
Proceeds from exercise of stock options	81,878	141,718	323

Net cash provided by financing activities	3,005,555	1,641,897	3,431,594
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1,906	(1,062)

Net (Decrease) Increase in Cash and Cash Equivalents	326,958	(643,482)	987,343
Cash and Cash Equivalents, beginning of year	1,897,905	2,224,863	1,581,381

Cash and Cash Equivalents, end of year	$2,224,863	$1,581,381	$2,568,724

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock in connection with equity investment in 3DV Systems Ltd.	$746,900	$—	$—

Leasehold improvements acquired in exchange for note payable	$—	$—	$105,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$—	$10,716

The accompanying notes are an integral part of these consolidated financial statements.

F–5

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2001

(1) Operations and Significant Accounting Policies

    The consolidated financial statements include the accounts of Vision-Sciences, Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries. The Company's subsidiaries are as follows: OpieLab, Inc., a Washington corporation; Machida Incorporated, a Delaware corporation; Vascu-Care, Inc., a Delaware corporation; and Vision Sciences Ltd., an Israeli corporation.

    The Company was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories are used within two industry segments, medical and industrial. The medical segment designs, manufactures and markets unique single-use sheaths that slide on the insertion tube of flexible endoscopes. The sheaths provide health-care providers quick, efficient product turnover while ensuring the patient a sterile procedure. The industrial segment designs, manufactures and markets endoscopes for the industrial market, and manufactures and repairs endoscopes for the medical segment. Endoscopes provide minimally invasive access to areas not readily visible to the human eye. Segment information is presented in Note 9.

    The Company expects to derive a substantial portion of its future revenues from its disposable EndoSheath/reusable endoscope systems. The Company has invested substantial funds in this product's development. The Company has incurred losses for the years ended March 31, 1999, 2000 and 2001, and expects to incur a loss for the year ending March 31, 2002. Management believes the Company will not require additional financial support for fiscal year 2002. However, management may seek additional equity capital during fiscal 2002. The Company is also subject to risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (FDA) clearance and regulation, and dependence on key personnel.

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

  (b) Basic and Diluted Net Loss per Common Share

    The Company calculates earnings per share according to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended March 31, 1999, 2000 and 2001, diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options, totaling 1,381,297, 2,578,047 and 3,312,297, respectively, would be antidilutive.

F–6

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(1) Operations and Significant Accounting Policies (Continued)

  (c) Depreciation and Amortization

    The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	3-5 years
Furniture and fixtures	5 years

    Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

  (d) Revenue Recognition

    In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin No. 101 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company's fiscal 2001. The Company recognizes revenue upon product shipment. The Company has determined that its existing revenue recognition practices comply with the guidance in the bulletin.

  (e) Inventories

    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

    The components of inventories are as follows:

	March 31,
	2000	2001
Raw materials	$176,620	$118,194
Work-in-process	215,626	177,804
Finished goods	885,838	710,018

	$1,278,084	$1,006,016

    Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

  (f) Other Assets

    Other assets consist of deposits and patent costs. Patent costs are amortized on a straight-line basis over 17 years. The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying value of the assets. The Company believes that the carrying values of these assets are fully realizable as of March 31, 2001.

F–7

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(1) Operations and Significant Accounting Policies (Continued)

  (g) Foreign Currency Transactions

    The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, Foreign Currency Translation. For each of the three years in the period ended March 31, 2001, these amounts were not material. The Company translates the financial statements of its foreign subsidiary in accordance with SFAS 52. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the period, and expenses are translated at average exchange rates during the period. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

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

    The Company has classified its investments in marketable securities as available-for-sale securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities are recorded at market value, which approximates amortized cost.

    As of March 31, 2001, the Company's marketable securities consisted of commmercial paper and corporate notes with a weighted average maturity of 158 days.

  (j) Research and Development Expenses

    Research and development expenses are charged to operations as incurred.

  (k) Concentration of Credit Risk

    SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in marketable securities in highly-rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 9). To reduce risk, the Company routinely assesses the financial strength of its customers and, when appropriate, obtains letters of credit or advance payments for its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company had three customers who individually accounted for 19%, 12% and 12%, respectively, of the total accounts receivable balance as of March 31, 2001. The Company had no customers who individually accounted for 10% of the total accounts receivable balance as of March 31, 2000. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

F–8

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(1) Operations and Significant Accounting Policies (Continued)

  (l) Fair Value of Financial Instruments

    SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, acceptances payable and note payable. The estimated fair value of these financial instruments approximates their carrying value at March 31, 2000 and 2001. The estimated fair values have been determined through information obtained from market sources and management estimates.

  (m) Comprehensive Income

    SFAS No. 130, Reporting Comprehensive Income, requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

  (n) Reclassification

    Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

  (o) Recently Issued Accounting Standards

    SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this new accounting standard is not expected to have a material impact on the Company's financial statements.

  (p) Accounting for Derivative Instruments

    In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock options and warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding options as of March 31, 2001 to purchase 1,335,747 shares of the Company's Common Stock should be designated as temporary equity.

F–9

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(1) Operations and Significant Accounting Policies (Continued)

  (p) Accounting for Derivative Instruments (Continued)

    Under the transition rules of EITF 00-19, the Company is required to record, as temporary equity as of March 31, 2001, the intrinsic value of the options outside of stockholders' equity. Effective June 30, 2001, the Company will be required to record these options as a liability at fair value with any required adjustment to be included as a cumulative adjustment in its results of operations. After June 30, 2001, the outstanding options will be recorded at fair value with any changes in the fair value included in the results of operations. As of March 31, 2001, the Company has reclasssified the intrinsic value of the options of $188,515 to temporary equity from additional paid-in capital.

(2) Debt

    The Company has a demand line-of-credit agreement with a bank in support of general working capital needs and the issuance of commercial and standby letters of credit. Borrowings under the agreement bear interest at the bank's prime rate (8.0% at March 31, 2001) and are secured by the Company's cash and marketable securities held by the bank. The Company may borrow up to $250,000 (net of any letters of credit) under the line of credit, which is subject to renewal by the bank on February 15, 2002. There was $211,287 of credit available at March 31, 2001. Under this agreement, the Company is also subject to certain covenants, including the prohibition of paying cash dividends on its common stock. At March 31, 2001, the Company had acceptances payable aggregating $38,713, maturing in April, May and June 2001.

    In September 2000, the Company executed an operating lease with the owners of the facility that, up to March 2000, was owned by a partnership owned in part by certain stockholders/executives of the Company. The lease provided for, among other things, that the Company would reduce the space it leased, and that the new owner would perform work improving the space to be occupied by the Company. The Company executed a loan of $105,000 from the owner to fund the improvements. The loan bears interest at 12%, is payable over a twenty-four month term beginning September 2000 and was personally guaranteed by two of the Company's stockholder/executives. The balance due the owner at March 31, 2001 was $76,920.

(3) Income Taxes

    The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.

F–10

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(3) Income Taxes (Continued)

    The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

	March 31,
	2000	2001
Net operating loss carryforwards	$17,063,000	$17,729,000
Nondeductible reserves	764,000	703,000
Research and development credit carryforwards	581,000	581,000
Other temporary differences	431,000	383,000
Depreciation	(117,000)	(116,000)

	18,722,000	19,280,000
Less—Valuation allowance	(18,722,000)	(19,280,000)

Net deferred tax asset	$—	$—

    The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset. The uncertainty is due to current and projected net losses.

    At March 31, 2001, the Company had operating loss carryforwards available to offset future federal taxable income of approximately $44,322,000. These operating loss carryforwards expire at various dates through 2021 and are subject to review and possible adjustment by the Internal Revenue Service.

    The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of certain cumulative changes in ownership over a three-year period.

(4) 3DV Systems Ltd.

    3DV Systems Ltd. ("3DV"), an Israeli company headquartered in Silicon Valley, is a company in the development stage. 3DV develops object video sensor chipsets that allow high-end broadcasters, video professionals and video-enabled consumers to attain operational efficiencies and enhanced video delivery. The Company accounts for its investment in 3DV using the equity method of accounting. From August 20, 1998 through December 23, 1999, the Company had committed to finance the working capital needs of 3DV. Accordingly, during that period the Company recorded 100% of the losses of 3DV. On December 23, 1999, 3DV completed a second round of financing which resulted in an amendment to the Investment Agreement (the "Agreement") between 3DV and the Company signed on August 6, 1998. The effect of that amendment was to eliminate the Company's option to purchase the remaining shares of 3DV under certain conditions, and to exempt the Company from guaranteeing the working capital requirements of 3DV. Subsequent to December 23, 1999 the Company included in its statements of operation only its proportional share of 3DV's losses.

    During the three months ended June 30, 2000, 3DV incurred losses of approximately $2,412,000. The Company's investment in 3DV totaled $222,553 at March 31, 2000, and accordingly, the Company recorded equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2000. The Company recognized no losses related to 3DV during the three-month periods ended September 30, 2000, December 31, 2000 and March 31, 2001. During these three-month periods, 3DV incurred losses totaling approximately $5,611,000. In the years ended March 31, 1999, 2000 and 2001, the Company recognized $367,242, $3,331,347 and $222,553 of the losses of 3DV.

F–11

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(4) 3DV Systems Ltd. (Continued)

    In April and May 2000, 3DV executed a third round of financing with investors other than the Company. In March 2001, 3DV executed a fourth round of financing with all its investors. As part of this round, the Company invested $500,000 in Series A Convertible Subordinated Notes (the "Notes") of 3DV. The Notes are non-interest bearing, and are convertible into common shares of 3DV at the higher of $22.63 per share or the price paid for common shares of 3DV in any subsequent financing that occurs on or before March 1, 2002. As of March 31, 2001, the Company owns approximately 24% of the outstanding shares of 3DV.

(5) Egypt Project

    In September 2000, the Company contributed $269,000 to the University of Georgia ("UGA") in support of the University of Georgia Hepatitis Project, Proposal No. 022297-01 (the "Egypt Project"). Payments were comprised of a direct grant of $119,000 contributed by the Company, and $150,000 contributed in the form of a loan (the "Loan") to UGA. The Loan bears no interest and only stipulates that it will be repaid to the Company in the event that the total funds received by UGA for the Egypt Project exceed its first-year budget. In fiscal 2001, the Company expensed approximately $269,000 in research and development expenses to support the Egypt Project.

(6) Stockholders' Equity

  (a) Sale of Stock

    During fiscal 1999, the Company sold 2,000,000 shares of common stock to Asahi Optical Co., Ltd., ("Asahi"), a Japanese company. Asahi paid $1.4938 per share for the common stock, the average closing price of the Company's shares on Nasdaq for the ten trading days ended August 20, 1998. In addition, Asahi paid $2,012,400 pursuant to a License Agreement (the "License") between the Company and Asahi. The License granted Asahi exclusive rights to certain technology, licensed by the Company from 3DV, in certain fields of use, and to acquire from the Company and 3DV certain products having application in those fields. Notwithstanding the License, the Company has reserved the right to use the technology licensed to Asahi in products bearing the Company's own trademarks within certain fields of use. In addition, the License granted Asahi a worldwide, perpetual, royalty-free license to patentable and non-patentable technology relating to the utilization or application of CMOS-based Image Sensors, as researched or developed by the Company.

    During fiscal 2000, two of the Company's stockholders/executives invested $1,500,000 in the Company's common stock at prices per share equal to 80% of the average closing price of the stock on the Nasdaq SmallCap Market during the five-day trading periods preceding each purchase. The proceeds of the common stock sales were received directly by the Company in exchange for newly issued shares of common stock.

    On December 29, 2000 and January 2, 2001, the Company completed a private equity placement with four members of the Company's Board of Directors, three of whom are employees of the Company, and a group of other private investors (collectively, the "Investors"). The Company sold an aggregate of 5,587,418 shares of common stock at a price of $.62 per share, which represented 80% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended December 11, 2000. The members of the Company's Board of Directors purchased 3,468,096 shares and the other investors purchased 2,119,322 shares. The Company received all the proceeds in exchange for newly issued shares of common stock.

F–12

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(6) Stockholders' Equity (Continued)

  (a) Sale of Stock (Continued)

    As part of the investment, the Company and the Investors executed a Piggyback Registration Rights Agreement (the "PRRA"). Under the PRRA, the Company will, prior to filing a registration statement with the Securities and Exchange Commission, and subject to agreement with any managing underwriter and certain other limitations, give notice to all the Investors of its intention to do so. If any of the Investors requests registration of their shares, the Company shall use its best efforts to cause those shares to be registered. The Company retains the right to postpone or withdraw any registration without any obligation to the Investors.

  (b) Stock Option Plans

    The Company had a stock option plan (the "1990 Plan") under which it could grant key employees and consultants incentive and nonstatutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. The Board of Directors had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan, of which 872,087 were retired as of the expiration date of the 1990 Plan.

    During fiscal year 2001, the 1990 Plan expired and was replaced with the 2000 Stock Incentive Plan, (the "2000 Plan"). The terms of the 2000 Plan are substantially the same as the 1990 Plan. The Board of Directors has authorized the issuance of options for the purchase of up to 4,000,000 shares of common stock under the 2000 Plan, of which 3,580,000 shares remain available for future grant.

F–13

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(6) Stockholders Equity (Continued)

  (b) Stock Option Plans (Continued)

    A summary of the 2000 and 1990 Plans activity is as follows:

	Number Of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding, March 31, 1998	1,607,422	$1.13—$7.50	$2.04
Granted	80,000	1.00—1.75	1.43
Exercised	(68,950)	1.19	1.19
Canceled	(297,175)	1.19—1.25	1.19

Outstanding, March 31, 1999	1,321,297	1.00—7.50	2.24
Granted	1,673,019	.01—1.63	1.48
Exercised	(246,019)	.01—1.25	.58
Canceled	(230,250)	1.00—1.63	1.45

Outstanding March 31, 2000	2,518,047	1.13 — 7.50	1.97
Granted	977,285	.01—1.56	1.16
Exercised	(32,285)	.01	.01
Canceled	(210,750)	1.19—4.00	1.43

Outstanding March 31, 2001	3,252,297	$1.06—$7.50	$1.78

Exercisable, March 31, 1999	942,047	$1.13—$7.50	$2.63

Exercisable, March 31, 2000	2,023,047	$1.13—$7.50	$2.08

Exercisable, March 31, 2001	2,143,547	$1.13—$7.50	$2.05

    The following table summarizes information about stock options outstanding and exercisable at March 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.06—1.25	1,151,550	7.05	$1.15	719,050	$1.20
1.31—1.88	1,850,000	8.86	1.53	1,173,750	1.61
3.00—4.00	36,897	4.17	3.35	36,897	3.35
5.44—7.50	213,850	2.92	7.07	213,850	7.07

	3,252,297	7.77	$1.78	2,143,547	$2.05

F–14

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(6) Stockholders Equity (Continued)

  (b) Stock Option Plans (Continued)

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elects the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in the years ended March 31, 1999, 2000 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

	March 31,
	1999	2000	2001
Risk-free interest rate	4.45%–5.46%	5.68%–6.58%	4.64%–6.68%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	68%	89%	72%
Weighted average value of grants per share	$.87	$1.127	$.63
Weighted average remaining contractual life of options outstanding (years)	6.94	7.94	7.77

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

		March 31,
		1999	2000	2001
Net loss—	As reported	$(2,139,000)	$(4,778,000)	$(1,291,000)
	Pro forma	(2,501,000)	(4,888,000)	(1,481,000)
Net loss per share—	As reported	$(.12)	$(.24)	$(.06)
	Pro forma	(.14)	(.25)	(.07)

    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    Under the 1990 Plan and the 2000 Plan, there remain 2,832,297 and 4,000,000 shares of common stock, respectively, reserved for the exercise of stock options.

    On August 16, 1993, the Company adopted the 1993 Director Option Plan (the "1993 Plan") under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 2001, 140,000 shares were available for future grant under the 1993 Plan.

F–15

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(6) Stockholders Equity (Continued)

  (b) Stock Option Plans (Continued)

    A summary of the 1993 Plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Option Price
Outstanding March 31, 1997	80,000	$5.50–$11.63	$10.09
Granted	20,000	1.50	1.50
Canceled	(60,000)	5.50–11.63	9.58

Outstanding March 31, 1998	40,000	$1.50–$11.63	6.56

Granted	20,000	1.63	1.63

Outstanding March 31, 1999, 2000 and 2001	60,000	$1.50–$11.63	$4.92

Exercisable March 31, 1999	32,000	$1.50–$11.63	$7.84

Exercisable March 31, 2000	40,000	$1.50–$11.63	$6.59

Exercisable March 31, 2001	48,000	$1.50–$11.63	$5.75

    The following table summarizes information about stock options outstanding and exercisable at March 31, 2001:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
$1.50	20,000	6.38	16,000
1.63	20,000	7.38	12,000
11.63	20,000	2.38	20,000

	60,000	5.38	48,000

  (c) Stock Compensation Agreement

    During the year ended March 31, 1999, the Company entered into an agreement with a consulting firm to provide services that will be paid in non-qualified options to purchase common stock of the Company. The maximum value of services to be rendered, as defined in the contract, is $200,000. The contract was renewed on January 1, 2000, and the Company and consultant intend for the contract to remain in effect until the maximum value of services is reached. The number of shares of common stock to be issued will be based upon the total amount earned during the contract period divided by the lowest closing bid price of the Company's common stock during calendar 1999. During the years ended March 31, 2000 and 2001, the consulting firm performed services that entitled the firm to receive options to purchase 34,893 and 32,285 shares of common stock, exerciseable at $.01 per share, respectively, valued at approximately $49,000 and $52,000, respectively. The value of the options granted was calculated using the Black-Scholes option pricing model. All options were granted to the consulting firm during the years ended March 31, 2000 and 2001, were vested 100% upon grant and were exercised. The value of the options was recorded as an expense and is included as part of selling, general and administrative expenses in the consolidated statements of operations in the year in which the services were performed.

F–16

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(7) Commitments and Related Party Transactions

    The Company conducted a portion of its operations in certain facilities leased from a partnership owned in part by certain stockholders/executive officers. Rental expense charged to operations for these facilities was approximately $198,000 and $197,000 for the years ended March 31, 1999 and 2000, respectively. That partnership sold its interest in those facilities in March 2000. During fiscal 2001, the Company entered into a new lease for a portion of those same facilites from the new owner. This lease and other leases for facilities from nonrelated parties under various agreements expire on various dates through August 2005. Rental expense charged to operations under leases from nonrelated parties was approximately $163,000, $147,000 and $317,000 for the years ended March 31, 1999, 2000 and 2001, respectively. Approximate future minimum lease commitments under all operating leases are as follows, including payments of a note payable in conjunction with certain leasehold improvements capitalized in fiscal year 2001:

Year Ending March 31,
2002	$321,000
2003	298,000
2004	224,000
2005	145,000
2006	60,000

$1,048,000

(8) 401(k) Plan

    The Company has a 401(k) plan (the Plan) whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, make a matching contribution up to a certain percentage of each employee's contribution. During the years ended March 31, 1999, 2000 and 2001, the Company recorded matching contributions of approximately $23,000, $25,000 and $29,000, respectively, relating to the Plan.

(9) Segment Information

    The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

    The Company has determined it has three reportable segments—medical, industrial and corporate. The medical segment designs, manufactures and sells endosheaths and sells endoscopes to users in the health care industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry. In addition, the industrial segment manufactures and repairs endoscopes for the medical segment. The corporate segment consists of certain administrative expenses beneficial to the Company as a whole and the management oversight of the Company's investments in 3DV, Vision-Sciences, Ltd. and the Egypt Project.

F–17

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(9) Segment Information (Continued)

    The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in 3DV. The carrying value of the investment in 3DV at March 31, 2001 is $500,000. Data regarding management's view of the Company's segments is provided in the following tables.

Fiscal Year Ended March 31,	Medical	Industrial	Corporate	Adjustments	Total
1999
Sales to external customers	$3,880,493	$3,595,428	$—	$—	$7,475,921
Intersegment sales	—	277,069	—	(277,069)	—
Operating (loss) income	(1,341,415)	12,681	(636,046)	—	(1,964,780)
Interest income, net	—	—	182,899	—	182,899
Depreciation and amortization	367,704	45,884	—	—	413,588
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(367,242)	—	(367,242)
Total assets	2,551,927	987,387	5,249,371	(906,349)	7,882,336
Expenditures for fixed assets	159,854	65,763	—	—	225,617
2000
Sales to external customers	$3,358,271	$3,696,324	$—	$—	$7,054,595
Intersegment sales	—	558,626	—	(558,626)	—
Operating (loss) income	(845,362)	330,178	(1,060,591)	14,621	(1,561,154)
Interest income, net	—	—	109,581	—	109,581
Depreciation and amortization	265,590	14,576	10,780	—	290,946
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(3,331,347)	—	(3,331,347)
Total assets	2,759,068	1,162,088	1,831,675	(844,901)	4,907,930
Expenditures for fixed assets	150,913	7,050	4,564	—	162,527
2001
Sales to external customers	$3,675,124	$3,534,150	$—	$—	$7,209,274
Intersegment sales	—	522,127	—	(522,127)	—
Operating (loss) income	(378,278)	401,721	(1,196,525)	—	(1,173,082)
Interest income, net	—	—	102,899	—	102,899
Depreciation and amortization	218,321	29,335	9	—	247,665
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(222,553)	—	(222,553)
Total assets	2,176,210	1,097,940	4,408,244	(487,733)	7,194,661
Expenditures for fixed assets	114,730	37,946	(14,395)	—	138,281

F–18

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2001

(9) Segment Information (Continued)

    The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers.

	Fiscal Years Ended March 31,
Geographic Region
	1999	2000	2001
Asia and Australia	$119,698	$274,250	$411,248
Canada	139,866	96,933	136,543
Europe	96,516	514,368	847,816
Middle East and Africa	40,697	96,590	63,404
South America	209,542	256,439	146,852
United States	6,869,602	5,816,015	5,603,411

Total	$7,475,921	$7,054,595	$7,209,274

    For the fiscal year ended March 31, 1999, one customer accounted for 35% of consolidated net sales. For the fiscal year ended March 31, 2000, no customer accounted for 10% or more of consolidated net sales. For the fiscal year ended March 31, 2001, one customer accounted for 11% of consolidated net sales.

(10) Accrued Expenses

    Accrued expenses consist of the following:

	March 31,
	2000	2001
Accrued payroll and related expenses	$1,056,074	$993,425
Accrued other	530,174	384,030

	$1,586,248	$1,377,455

(11) Valuation and Qualifying Accounts

Description	Balance, Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance, End of Year
Deducted from Assets Accounts:
Allowance for doubtful accounts —
Year ended March 31, 1999	$117,000	$17,000	$4,000	$130,000
Year ended March 31, 2000	130,000	41,000	15,000	156,000
Year ended March 31, 2001	156,000	—	58,000	98,000

(12) Subsequent Event

    On June 13, 2001, the Company sold 582,524 shares of common stock to a private third-party investor for aggregate gross proceeds of approximately $600,000. The purchase price per share was $1.03, which represented 90% of the average closing price of the stock on the Nasdaq SmallCap Market during the five trading days ended May 31, 2001. The Company received all the proceeds in exchange for newly issued shares of common stock. The Company expects to incur a non-cash charge related to this issuance during the three months ending June 30, 2001.

F–19

APPENDIX B

3DV SYSTEMS LTD.
AND ITS CONSOLIDATED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2000

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Financial Statements

Report of Independent Auditors to the Board of Directors and Shareholders of 3DV Systems Ltd. (a development stage company)

    We have audited the accompanying consolidated balance sheets of 3DV Systems Ltd. ("the Company") and its subsidiary (a development stage enterprise) as of December 31, 2000 and 1999, the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from June 16, 1996 (inception) to December 31, 2000. These consolidated statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances that the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary (a development stage enterprise) as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 and for the period June 16, 1996 (inception) to December 31, 2000, in conformity with generally accepted accounting principles in the United States (U.S. GAAP).

/s/ Somekh Chaikin

Certified Public Accountants (Isr.)

March 26, 2001

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Consolidated Balance Sheets as of December 31

		Consolidated	Company
	Note	2000	1999
		U.S.$ thousands	U.S.$ thousands
Current assets
Cash and cash equivalents	1E; 2	2,904	2,791
Accounts receivable	3	215	153

		3,119	2,944

Leases	4	158	3

Severance plan assets	1F; 8	191	119

Fixed assets, net	1G; 5	1,358	552

Total assets		4,826	3,618

Current liabilities
Current installments of obligations under capital leases	4	49	31
Accounts payable:	6
Trade		584	373
Other		849	307
Related parties	16B	18	23

		1,500	734

Long-term liabilities
Due to Parent Company	7	—	2,143
Obligation under capital leases, excluding current installments	4	157	142
Severance obligations	8	296	124

		453	2,409

Commitments	15
Share capital	9
Series A Preferred Shares NIS 0.01 par value each (500,000 shares authorized; 0 and 276,146 shares issued and fully paid at December 31, 1999 and 2000, respectively)		1	—
Ordinary A shares NIS 0.01 par value each (900,000 authorized; 0 and 22,310 shares issued and fully paid at December 31, 1999 and 2000, respectively)		—	—
Ordinary Shares, NIS 0.01 par value each (5,170,000 shares authorized; 1,498,807 and 1,547,913 shares issued and fully paid at December 31, 1999 and 2000, respectively)		4	4
Additional paid-in capital		17,633	8,342
Capital reserve		—	138
Unearned compensation		(4)	(105)
Deficit accumulated during the development stage		(14,761)	(7,904)

Total shareholders' equity		2,873	475

Total liabilities and shareholders' equity		4,826	3,618

The accompanying notes are an integral part of the financial statements.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Consolidated Statements of Operations for the year ended December 31

		Consolidated	Company	Company	Consolidated
	Note	2000	1999	1998	* Cumulative
		U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Research and development costs, net	10	4,341	2,755	2,118	10,558
Marketing expenses	11	1,557	752	51	2,360
General and administrative expenses	12	996	374	240	1,941

Operating loss		6,894	3,881	2,409	14,859
Financing income, net	13	(44)	(20)	(39)	(105)
Other expenses		7	—	—	7

Net loss		6,857	3,861	2,370	14,761

Basic and diluted loss per Ordinary Share		$4.54	$3.08	$2.46

Weighted average number of Ordinary Shares outstanding used in basic and diluted loss per share		1,511,083	1,253,274	962,701

*
Cumulative amounts from the Company's inception.

The accompanying notes are an integral part of the financial statements.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)
Statements of Changes in Shareholders' Equity

			Series A Preferred Shares
	Ordinary A Shares				Ordinary Shares
							Additional paid I capital	Capital reserve	Unearned compensation	Accumulated loss
	Shares	Amount	Shares	Amount							Total
	U.S. $ in thousands except per share date
Balance as at January 1, 1998	15,000	—	—	—	850,001	3	676	5	(559)	(1,673)	(1,548)
Issuance of Ordinary Shares ($8.87) in August 1998	—	—	—	—	338,099	—	2,927	—	—	—	2,927
Issuance of Ordinary Shares (NIS 0.01) in December 1988	—	—	—	—	16,068	—	—	—	—	—	—
Linkage difference on loans received from Parent Company	—	—	—	—	—	—	—	167	—	—	167
Amortization of unearned compensation	—	—	—	—	—	—	—	—	368	—	368
Net loss	—	—	—	—	—	—	—	—	—	(2,370)	(2,370)

Balance as of December 31, 1998	15,000	—	—	—	1,204,168	3	3,603	172	(191)	(4,043)	(456)
Changes during the year 1999:
Linkage differences on loans received from Parent Company	—	—	—	—	—	—	—	(34)	—	—	(34)
Issuance of Ordinary Shares ($15.273) in November 1999	—	—	—	—	65,474	—	1,000	—	—	—	1,000
Issuance of Ordinary Shares ($15.273) in November 1999	—	—	—	—	98,213	1	1,480	—	—	—	1,481
Issuance of Ordinary Shares ($15.273) in November 1999	—	—	—	—	130,952	—	1,961	—	—	—	1,961
Issuance of Ordinary A shares in November 1999 in exchange for services	14,310	—	—	—	—	—	180	—	—	—	180
Employees' stock options compensation	—	—	—	—	—	—	118	—	(118)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	—	—	—	(3,861)	(3,861)

Balance as of December 31, 1999	29,310	—	—	—	1,498,807	4	8,342	138	(105)	(7,904)	475
Changes during the year 2000:
Linkage differences on loans received from Parent Company	—	—	—	—	—	—	—	(71)	—	—	(71)
Issuance of Preferred Shares in April 2000	—	—	276,146	1	—	—	6,237	—	—	—	6,238
Issuance of Ordinary Shares ($15.273) in October 2000	—	—	—	—	49,106	—	750	—	—	—	750
Forgiveness of loan payable to shareholder	—	—	—	—	—	—	2,279	(67)	—	—	2,212
Employees' stock options compensation	—	—	—	—	—	—	25	—	(25)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	—	—	—	(6,857)	(6,857)

Balance as of December 31, 2000	29,310	—	276,146	1	1,547,913	4	17,633	—	(4)	(14,761)	2,873

Cumulative amounts from the Company's inception
Issuance of Ordinary Shares	—	—	—	—	1,547,913	4	10,577	—	—	—	10,581
Issuance of Preferred Shares	—	—	276,146	1	—	—	6,237	—	—	—	6,238
Employees' stock options compensation	—	—	—	—	—	—	819	—	(819)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	815	—	815
Deficit accumulated during development stage	—	—	—	—	—	—	—	—	—	(14,761)	(14,761)

Balance as of December 31, 2000	29,310	—	276,146	1	1,547,913	4	17,633	—	(4)	(14,761)	2,873

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Consolidated Statements of Cash Flows for the year ended December 31

	Consolidated	Company	Company	Consolidated
	2000	1999	1998	* Cumulative
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Cash flows from operating activities:
Net loss	(6,857)	(3,861)	(2,370)	(14,761)
Adjustments required to reconcile net loss to net cash used in operating activities:
Interest accrued on long-term loans	2	—	—	2
Severance pay, net	100	3	2	105
Depreciation	333	122	60	547
Loss on sale of fixed assets	7	5	—	12
Employees' stock option compensation	126	204	368	815
Marketing services in exchange for ordinary shares	—	180	—	180
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(62)	(44)	7	(215)
Increase in accounts payable	722	204	314	1,394
Increase (decrease) in related parties	(5)	20	(68)	18
Increase in car leasing deposit	(39)	—	—	(39)

Net cash used in operating activities	(5,673)	(3,167)	(1,687)	(11,942)

Cash flows from investing activities:
Purchase of fixed assets	(1,164)	(215)	(211)	(1,763)
Proceeds from disposal of fixed assets	47	5	—	52
Deposits	(116)	4	3	(119)

Net cash used in investing activities	(1,233)	(206)	(208)	(1,830)

Cash flow from financing activities:
Proceeds from loans from parent company	—	—	565	2,279
Principal payments of loans from parent company	31	(4)	—	29
Issuance of shares	6,988	4,442	2,927	14,360

Net cash provided by financing activities	7,019	4,438	3,492	16,668

Effect of exchange rate changes on cash	—	1	(3)	8

Increase in cash and cash equivalents	113	1,066	1,594	2,904
Cash and cash equivalents at beginning of year	2,791	1,725	131	—

Cash and cash equivalents at end of year	2,904	2,791	1,725	2,904

*
Cumulative amounts from the Company's inception.

Supplemental Disclosure of Non-cash investing and financing activities

(a)
Capital lease obligations of U.S.$ 177 thousand were incurred in 1999, when the Company entered into leases for new motor vehicles.
(b)
The long-term loans from parent company of U.S.$ 2,279 million was forfeited and converted into additional paid-in capital.

The accompanying notes are an integral part of the financial statements.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Notes to the Financial Statements

Note 1—Organization and Summary of Significant Accounting Policies

A.
General

3DV Systems Ltd. (the "Company") was incorporated on June 16, 1996 in Israel. The Company commenced operations in July 1996 and is engaged primarily in research and development of a 3D laser camera. To date, the Company has not yet generated revenues.

  The Company is a subsidiary of R.D.C. Rafael Development Corporation Ltd. ("Parent Company"). In April 2000, the Parent Company ceased consolidating the Company.

B.
Description of business

The Company is in the development stage and its ability to continue operations in the foreseeable future depends on management's ability to secure additional financing.

  The high technology industry in which the Company is involved is highly competitive and is characterized by the risks of rapidly changing technologies. Penetration into world market requires investment of considerable resources and continuous development efforts. The Company's future success is dependent upon several factors including the technological quality and price/performance of its products relative to those of its competitors. There can be no assurance that the Company will be able to maintain the high technological quality of its product or to continue to develop or market its new products effectively.

  The Company employs three key employees who own major intellectual property. Management believes that its future prospects would be negatively impacted any of these three key employees left the Company.

C.
Consolidated financial statements

The accompanying consolidated financial statements include the accounts of 3DV Ltd and its wholly owned subsidiary, 3DV,  Inc. The accounts of 3DV, Inc. are consolidated from November 2000, the date of inception. All significant intercompany balances and transactions have been eliminated in consolidation.

D.
Functional and reporting currency

The accompanying consolidated financial statements are presented in U.S. dollars.

  The Company has determined its functional currency is the U.S. dollar. Accordingly, the financial statements of 3DV Ltd. are remeasured into U.S. dollars using (i) the period end exchange rate for monetary assets and liabilities, (ii) historical exchange rates for non-monetary assets and liabilities and stockholders' equity and (iii) average exchange rates revenues, expenses, gains and losses, except for expenses resulting from non-monetary assets which are remeasured using historical exchange rates.  Any translation adjustments are recorded in the statement of operations.

  The Company's transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars and recorded based on the exchange rate at the time of the transaction. Monetary balances in currencies other than the U.S. dollar are translated into dollars using period-end exchange rates. Any foreign exchange gains and losses are recorded in the statement of operations.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Notes to the Financial Statements (Continued)

Note 1—Organization and Summary of Significant Accounting Policies (Continued)

E.
Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly-liquid investments with original maturities of three months or less from the date of deposit as cash equivalents.

F.
Severance plan assets

The Company purchases insurance policies in connection with its severance obligations. These policies are recorded at their cash surrender value.

G.
Fixed Assets

Fixed assets are stated at depreciated cost. The Company provides for depreciation which is computed by the straight-line method over the estimated useful life of the assets as follows:

Computers	25-33%
Instruments and laboratory equipment	6-15%
Motor vehicles	15%
Office furniture and equipment	6-15%

  Motor Vehicles

  Assets purchased under capital lease arrangements are recorded at the present value of minimum lease payments. These assets are depreciated over their respective useful lives.

H.
Stock Option Plan

  Employees

  The Company has adopted the Financial Accounting Standards Board's Statement No. 123 "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value on the date of grant of all stock-based awards. Alternatively, Statement 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees and related interpretations" (APB Opinion No. 25) and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of Statement 123.

  The Company applies the intrinsic value-based method prescribed in APB 25 for its stock compensation to employees and directors. As such, the Company computes and records compensation expense for grants whose terms are fixed with respect to the number of shares and option price only if the market price on the date of grant exceeds the exercise price of the stock option. Compensation expense for variable plans is estimated at the date of grant on the basis of assumptions as to the final number of shares and exercise price. The compensation cost for both fixed and variable plans is recorded over the period the employee performs the service to which the stock compensation relates.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Notes to the Financial Statements (Continued)

Note 1—Organization and Summary of Significant Accounting Policies (Continued)

  Non-Employees

  The Company applies the fair value-based method of accounting set forth in Statement 123 to account for stock based compensation to non-employees. Using the fair value method, the total compensation expense is computed based on the fair value of the options expected to vest on the date the options are granted to the non-employees.

I.
Research and Development Costs

Research and development costs are charged to the statement of operations as incurred.

J.
Government grants

The Company receives research and development and marketing grants from the Government of Israel. The Company records receivable from the Government of Israel and a charge to the statement of operations for research and development or marketing expenses when such costs are incurred in connection with an approved grant. The receivable is subsequently recovered from the Office of the Chief Scientist of the Government of Israel.

  The research and development and marketing grants are reflected as a reduction of gross research and development costs and sales and marketing expenses, respectively.

K.
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting, period. Actual results could differ from such estimates.

Note 2—Cash and Cash Equivalents

	Consolidated	Company
	December 31, 2000	December 31, 1999
	U.S.$ thousands	U.S.$ thousands
Foreign currency (U.S.$)	2,853	2,280
Israeli currency	51	511

	2,904	2,791

  Cash equivalents in Israeli currency include bank deposits, bearing an annual interest rate of 7.31%-10.46% unlinked and which the date of maturity at the time of the deposit was not in excess of three months. Cash equivalents in foreign currency include bank deposit, bearing an annual interest rate of 5.25%—6.34% and which the date of maturity at the time of the deposit was not in excess of three months.

  The carrying amount of cash equivalents approximates market value.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Notes to the Financial Statements (Continued)

Note 3—Accounts Receivable

	Consolidated	Company
	December 31, 2000	December 31, 1999
	U.S.$ thousands	U.S.$ thousands
Government institutions	87	76
Grants receivable	15	—
Prepaid expenses	62	76
Employees	1	1
Loan to interested party (see Note 16B)	50	—

	215	153

Note 4—Leases

A.
Operating and rental lease

(1)
In 2000, the Company signed operating lease contracts with Albar Ltd. (related party) for the rental of vehicles for a period of three years. The rental payments are linked to the Israeli Consumer Price Index. The Company has deposited amounts representing rental payments for three months in respect of these contracts. The deposit is linked to the Israeli Consumer Price Index, and bears no interest.

(2)
On June 4 2000, the Company leased office space in Herzliya. The original lease is for a two-year period and the company has an option to extend for one additional year. The Company's total liability for lease rentals (including parking) for the original two-year period is US$ 114 thousand.

    The Company has provided the lessor with a bank guarantee in the amount of NIS100,000 in connection with this lease agreement.

  (3)
  On October 1, 2000, the Company leased office spaces in Santa Clara, U.S.A. The original lease is for a five-year period. The Company's total liability for lease rentals for the original five-year period is US$ 681 thousand. The Company has paid the lessor a security deposit of US$100 thousand which is equal to 10 months of lease installments.

    The Company has the right to sublet the office space under certain conditions.

  (4)
  a.  In 1999, the Company subleased its premises from Parent Company.

  b.
  In 2000, the Company leased office spaces in Yokneam. The lease term is eight years. The minimum future rental payment for a year is US$ 186 thousand. The rental payment is linked to the Consumer Price Index and increased by 1% each year.

      3DV Systems Ltd.
      and its consolidated subsidiary
      (A development stage company)

      Notes to the Financial Statements (Continued)

Note 4—Leases (Continued)

B.
Capital lease

Future minimum lease payments as of December 31, 2000, are as follows:

U.S.$ thousands
2001 — current maturities	49

2002	50
2003	52
2004	50
2005	11

163

Note 5—Fixed Assets, Net

	Consolidated	Company
	December 31, 2000	December 31, 1999
	U.S.$ thousands	U.S.$ thousands
Computers and software	981	403
Instruments and laboratory equipment	447	108
Vehicles	112	177
Office furniture and equipment	348	72

Total	1,888	760
Accumulated depreciation	530	208

	1,358	552

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Notes to the Financial Statements (Continued)

Note 6—Accounts Payable

	Consolidated	Company
	December 31, 2000	December 31, 1999
	U.S.$ thousands	U.S.$ thousands
Trade
Open accounts	377	273
Checks payable	207	100

	584	373

Other
Institutions	113	143
Employees	298	65
Accrued expenses	438	99

	849	307

Related parties	18	23

Note 7—Due to Parent Company

  The Company has received loans of U.S.$ 2,279 thousand from Parent Company since inception to finance its research and development activities. These non-interest bearing loans are linked to the Israeli Consumer Price Index.

  In October 2000, R.D.C. decided to forgive the loan. The amount outstanding was reclassified to additional paid-in capital.

Note 8—Employees' Rights upon Retirement

  Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment under certain circumstances. The liability is calculated on the basis of the latest salary of the employees multiplied by the number of years of employment as of the balance sheet date.

  The Company's liability for severance benefits is covered mainly by deposits with insurance companies in the name of the employee and/or by purchase of insurance policies.

  For the years ended December 31, 2000, 1999 and 1998, the Company recorded severance expense in the statement of operations of U.S.$ 100 thousand, U.S.$ 3 thousand and U.S.$ 2 thousand respectively.

Note 9—Share Capital

A.
Shareholders' Equity
(1)
The rights of the Ordinary Shares A are the same as the Ordinary Shares except for rights to participate or to vote in shareholders meetings. The Ordinary Shares A shall be converted into Ordinary Shares on a one-to-one basis automatically and without any additional consideration upon registration of any of the Company's shares for listing on any stock market in Israel or abroad.

    3DV Systems Ltd.
    and its consolidated subsidiary
    (A development stage company)

    Notes to the Financial Statements (Continued)

Note 9—Share Capital (Continued)

  (2)
  In August 1998, the Company, the Parent Company and Vision sciences Inc. ("VSI") a Delaware corporation signed an Investment Agreement ("the Agreement"). According to this Agreement, the Company issued 338,099 Ordinary Shares, par value NIS 0.01 per share which represent 25% of the fully diluted share capital of the Company in consideration for U.S.$ 3 million in cash.

    VSI was required to advance funds needed to finance the operations of the Company in fiscal years 1999 and 2000. Accordingly, the Company issued to VSI non-interest bearing, redeemable capital notes convertible into ordinary shares of the Company. VSI's obligation to finance the operations of the Company was terminated in November 1999. (see also paragraph 3 below).

    In December 1998, the Company issued to VSI 16,068 Ordinary Shares of the Company, par value 0.01 per share in consideration of their par value. The issuance was executed due to the increase in the number of ordinary A shares that are subject to employee stock option plan (See Note 9(b)).

  (3)
  On May 29, 1999 and August 26, 1999, the Company issued convertible capital notes of U.S.$ 500 thousand each to Vision-Sciences, Inc.. The notes were unsecured and linked to the US dollar and were non-interest bearing.

    Convertible capital notes of approximately US$1,000 thousand were converted to 65,474 ordinary shares in November 1999 pursuant to a Share Subscription Agreement (the "Agreement").

    The Company also sold 32,738 ordinary shares to Vision-Sciences, Inc.Discount Investment Corporation Ltd., PEC Israel Economic Corporation and Elron Electronic Industries Ltd. in exchange for U.S.$ 1,500 thousand.

    The Company sold 98,213 Ordinary Shares in exchange for U.S.$ 1,500 thousand.

    The aforementioned transactions were effected on the basis of per share price of U.S.$ 15.273 per share.

  (4)
  In the third quarter of 1999, the Company issued 14,310 Series A Ordinary Shares in exchange for certain film planning and producing services with a fair market value of U.S.$ 180 thousand.

  (5)
  The Company signed a Share Purchase Agreement (the "Agreement") with new investors (the "Investors") on April 7, 2000. Pursuant to this agreement, the Company issued 209,871 Preferred shares at U.S.$ 22.63 per share. Total proceeds from the sale of these Preferred shares was U.S.$ 4.75 million.

    On August 8, 2000, the Company signed a Joinder Agreement, pursuant to the aforementioned share Purchase agreement. According to the agreement, the Company issued a total of 66,275 Preferred shares at U.S.$ 22.63 per share. Total proceeds from the sale of these Preferred Shares as U.S.$ 1.5 million.

  (6)
  On October 4, 2000, the foreign investor referred to above exercised an option to purchase 49,106 Ordinary shares at U.S.$ 15.273 per share. Total proceeds from the sale of these shares was U.S.$ 750 thousand.

    3DV Systems Ltd.
    and its consolidated subsidiary
    (A development stage company)

    Notes to the Financial Statements (Continued)

Note 9—Share Capital (Continued)

B.
Employee Stock Option Plan

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

  On May 22, 2000, the Company resolved that the number of its Ordinary A Shares, par value NIS 0.01 per share ("Ordinary A Shares"), reserved for the grant of options under the Company's 1997 Employee Option Plan, as amended (the "Plan"), be increased by an additional 206,039 Ordinary A Shares, following which the total number of shares reserved for option grants under the Plan was 543,577 Ordinary A Shares.

  The recorded stock based compensation expense of U.S.$ 126 thousand, U.S$ 204 thousand and U.S.$ 368 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income available to ordinary stockholders and diluted earnings per share would have been reduced to the pro forma amounts indicated below.

	Consolidated	Company	Company
	Year ended December 31, 2000	Year ended December 31, 1999	Year ended December 31, 1998
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Net loss available to common stockholders:
As reported	6,857	3,861	2,370
Pro forma	7,188	3,924	2,370

Basic and diluted earnings per share:
As reported	$4.54	$3.08	$2.46
Pro forma	$4.76	$3.13	$2.46

  The fair value of each option granted is estimated on the date of grant, using the minimal value option pricing model using the following weighted average assumptions:

  1.
  Dividend yield of zero percent.

    3DV Systems Ltd.
    and its consolidated subsidiary
    (A development stage company)

    Notes to the Financial Statements (Continued)

Note 9—Share Capital (Continued)

  2.
  Risk-free interest rate of 6.5% (6% In 1999) which represents risk free interest rates to dollar-liked financial instruments as published by the Israeli Stock Exchange.

  3.
  Expected lives of 7 years as of the date of grant.

  The following table summarizes information relating to stock options for Ordinary A Shares outstanding as of December 31, 2000:

	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
Exercise price	Number Outstanding at December 31, 2000		Number Exercisable at December 31, 2000
NIS 0.01	141,186	7.3	106,883
$8.47	56,988	8.1	—
$15.273	134,501	9.3	—
$22.633	27,962	10	—

	360,637		106,883

  The option allotments are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance at January 1, 1998	66,218	NIS 0.01	4.2
Granted	65,718	NIS 0.01	6.0

Balance at December 31, 1998	131,936	NIS 0.01	5.1
Granted	71,322	8.47	8.47
Forfeited	(5,084)	8.47	8.47

Balance at December 31, 1999	198,174	2.4	6.2
Granted	164,310	16.2	16.2
Forfeited	(1,847)	15.2	12.2

Balance at December 31, 2000	360,637

  *
  The Company did not record compensation expenses related to the forfeited options since their intrinsic value was zero.

C.
The Board of Directors of the Company at its meeting on December 22, 1998 adopted the Company's Stock Appreciation Plan (the "plan"). The plan shall provide key employees of the Company with special rewards corresponding to the fair market value of a specified number of VSI shares. In order to finance payment of the awards granted under the plan the Company has entered into an Option Agreement with the Parent Company under which the Parent Company granted the Company the option to purchase 75,000 share of common stock of VSI, which shares shall be sold by the Company.

  3DV Systems Ltd.
  and its consolidated subsidiary
  (A development stage company)

  Notes to the Financial Statements (Continued)

Note 9—Share Capital (Continued)

  A participant in the plan (an employee of the Company who is awarded according to the plan) may exercise the right to receive payment of any portion of the units awarded to higher credit, at any time and from time to time as from October 6, 1999 and until October 5, 2005 (the "Exercise Period") by delivering to the Company a written notice, stating the number of whole units payment of which is requested. The right to receive payments is limited within the exercise period only and shall subsequently expire. Any income which may accrue to the participant as a result of the plan will not be regarded as part of his salary for the purpose of any pension, severance pay, saving or other benefits applicable to employee-employer relations.

  As of December 31, 2000, the Board of Directors did not grant options under these plans.

Note 10—Research and Development Costs, Net

	Consolidated	Company	Company	Consolidated
	Year ended December 31,
	2000	1999	1998	* Cumulative
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Salaries and related expenses (1)	2,000	1,385	1,081	5,168
Patent registration expenses	170	108	148	528
Materials	259	282	356	1,206
Subcontractors	1,116	620	209	2,038
Vehicle expenses	177	108	87	444
Communications	16	11	9	50
Overseas travel	89	6	22	210
Depreciation	294	112	53	484
Other	220	122	154	546

	4,341	2,754	2,119	10,674
Less: grants received from the Chief Scientist	—	1	(1)	(116)

	4,341	2,755	2,118	10,558

(1) Include compensation expenses in respect of options granted	126	204	368	815

  *
  Cumulative amounts from the Company's inception.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Notes to the Financial Statements (Continued)

Note 11—Marketing Expenses

	Consolidated	Company	Company	Consolidated
	Year ended December 31,
	2000	1999	1998	* Cumulative
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Salaries and related expenses	26	—	—	26
Participation in exhibitions	1,232	383	—	1,615
Overseas travel	155	145	25	325
Advertisement	54	181	24	259
Others	136	43	2	181
Less: grants from the Fund of the Encouragement of Marketing Abroad	(46)	—	—	(46)

	1,557	752	51	2,360

Note 12—General and Administrative Expenses

	Consolidated	Company	Company	Consolidated
	Year ended December 31,
	2000	1999	1998	* Cumulative
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Salaries and related expenses	418	139	110	851
Accounting services by Parent Company	16	25	16	68
Legal and accounting	53	20	29	134
Consulting	61	5	5	76
Insurance	10	1	—	12
Communications	51	18	11	93
Overseas travel	40	—	7	54
Vehicle expenses	27	20	11	72
Tax of benefits	22	14	6	49
Depreciation	39	10	7	65
Other	259	122	38	467

	996	374	240	1,941

  *
  Cumulative amounts from the Company's inception.

    3DV Systems Ltd.
    and its consolidated subsidiary
    (A development stage company)

    Notes to the Financial Statements (Continued)

Note 13—Financing Income, Net

	Consolidated	Company	Company	Consolidated
	Year ended December 31,
	2000	1999	1998	* Cumulative
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Interest income and linkage difference relating to monetary items	(67)	(34)	(44)	(152)
Bank charges	23	14	5	47

	(44)	(20)	(39)	(105)

  *
  Cumulative amounts from the Company's inception.

Note 14—Income Taxes

A.
The Company's liability for income taxes in Israel is determined on the basis of taxable income in New Israeli Shekels.

  The Israeli tax is computed on the basis of the company's results in nominal NIS determined for statutory purposes.

  The Company is assessed for tax purposes under the Income Tax Law (Inflationary Adjustments 1985), the purpose of which is to prevent taxation on inflationary profits.

  The Company has qualified for "Approved Enterprise" status pursuant to the Law of Encouragement of Capital Investment. The main benefits to which the Company will be entitled, if it implements all the terms of the approved program, are the exemption from tax on income resulting from the Approved Enterprise, and reduced tax rates on dividends originating from this income. The income derived from the Approved Enterprise will be exempt from tax for a ten year period, commencing on the date that taxable income is first generated by the Approved Enterprise (limited to the earlier of a maximum period of 12 years from commencing operations or 14 years from the date the approval letter was received).

  Dividend distribution originating from the income of the Approved Enterprise will be subject to tax at the rate of 15%, provided that the dividend is distributed during the period stipulated in the Law.

  A dividend (including withdrawals and charges that are deemed to be dividends) of income derived from the Approved Enterprise, and on which the Company received a tax exemption, will be subject to corporate taxes at the rate varying from 10%—25% depending on the percentage of foreign investment holding in the Company as defined by the Law.

  Any income derived from sources other than the Approved Enterprise during the relevant periods will be taxable at regular corporate tax rates of 36%.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Notes to the Financial Statements (Continued)

Note 14—Income Taxes (Continued)

  Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969:

  The Company is also entitled to certain tax benefits under the Law for the Encouragement of Industry (Taxes), 1969. The Company is an "industrial company", as defined by this law and, as such, is entitled to certain tax benefits, mainly accelerated depreciation of machinery and equipment, as prescribed by regulations published under the Inflationary Adjustments Law, the right to claim public issuance expenses and amortization of patents and other intangible property rights as a deduction for tax purposes.

B.
As of the balance sheet date the Company accumulated losses for tax purposes of approximately U.S.$ 14.5 million. These losses are linked to the Israeli Consumer Price Index and may be utilized against future taxable income.

C.
The Company is exempt from income taxes for a ten year period.and, therefore, has not recorded deferred tax assets and liabilities.

Note 15—Commitments

A.
The Company is obligated to pay royalties to the Government of Israel ranging from 3% to 5% on sales of products developed with the grants from the Office of the Chief Scientist ("OCS"), not to exceed the total amount of grants received.

B.
In August 1998, the Company signed a License and Manufacturing Agreement ("L&M Agreement") with Vision-Sciences, Inc. ("VSI") granting it exclusive, perpetual, royalty free and worldwide rights under the six initial patents as described in the L&M Agreement, to commercially exploit products in certain fields of use that incorporate, or use, component parts embodying technology developed by the Company. VSI shall have the right to sublicense certain of these rights to other assignees which shall be subject to the prior written approval of the Company. The Company anticipates deriving revenue from this L&M Agreement by selling its components to VSI or other approved assignees.

C.
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

  The Company shall have a non-exclusive, worldwide, perpetual license to the Developed Technologies for use and incorporation in any product commercialized by the Company or components resulting from the Developed Technologies, provided that AOC shall be entitled to receive from the Company a royalty in the such case equal to 3% of the gross revenues derived by the Company from the sale of such 3DV component. The Company shall Develop Technologies in connection with any other collaborative research and joint development arrangement between the Company and any non-affiliate of the Company without the prior written consent of AOC.

3DV Systems Ltd.
and its consolidated subsidiary
(A development stage company)

Notes to the Financial Statements (Continued)

Note 15—Commitments (Continued)

D.
The Company has agreed to pay a key employees a special lump sum bonus in the event that it sells the rights in all or a major portion of its technology. The subject bonus will be calculated as a percentage of the employees shareholdings in the Company.

E.
The Company gave bank guarantees in the total amount of U.S.$ 58 thousand due to lease agreement.

F.
The Company has open purchase orders as of December 31, 2000 in the total of U.S.$ 382 thousand.

Note 16—Related and Interested Parties Transactions and Balances

	Consolidated	Company
	Year ended December 31,
	2000	1999	1998
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
A. Transactions:
Parent Company—mainly accounting services and rental	102	124	101

Rafael—a subcontractor	13	32	18

Vsoft Ltd.—general services	7	8	10

Leasing from Albar Ltd.	47	24	32

B. Balances:
Deposit with Albar Ltd.	(35)	(4)

Deposit with other related parties	(16)	—

Accounts payable:
Parent Company	2	21

Rafael	14	—

Vsoft Ltd.	2	2

Loan to employee	50	—

Long-term liabilities:
Loans from Parent Company	—	2,143

Note 17—Fair Value of Financial Instruments

  The Company's financial instruments include cash and cash equivalents, accounts receivable, deposits, severance plan assets, loans from the parent company and accounts payable. The carrying amounts of these financial instruments approximates fair value because of the short maturity of these instruments.

VISION-SCIENCES, INC.
EXHIBIT INDEX

Exhibit		Description of Exhibit
3.1.		Restated Certificate of Incorporation of the Company, as amended to date
3.2.	(1)	By-laws, as amended to date
*10.1.	(3)	1990 Stock Option Plan, as amended
*10.2.	(3)	1993 Director Option Plan
10.3.	(1)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
*10.4.	(1)	Vision-Sciences, Inc. 401(k) Plan, as amended
10.9.	(1)	Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Asahi Optical Co., Ltd. dated September 28, 1988
10.10.	(2)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
*10.12.	(1)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
10.13.	(1)	Supply Agreement between the Company and Asahi Optical Co., Ltd. dated March 16, 1992
10.16.	(4)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.17.	(6)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.18.	(6)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
10.19.	(5)	Commercial Loan Agreement (including Security Agreement and Promissory Note) between Vision-Sciences, Inc. and The First National Bank of Boston dated January 24, 1995
10.20.	(6)	Extension to Commercial Loan Agreement between Vision-Sciences, Inc. and The First National Bank of Boston dated November 16, 1995
10.21.	(6)	Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences, Inc. dated April 23, 1993
**10.22.	(7)	Investment Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. 3DV Systems Ltd. and RDC Rafael Development Corporation Ltd.
**10.23.	(7)	License and Manufacturing Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and 3DV Systems Ltd.
**10.24.	(7)	Memorandum of Understanding dated August 6, 1998 between Vision-Sciences, Inc. and Imagineering, Ltd.
**10.25.	(7)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Asahi Optical Co., Ltd.
*10.26.	(9)	2000 Stock Incentive Plan

E–1

10.27.	(9)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000
*10.29.	(8)	Letter Agreement between the Company and James A. Tracy dated July 18, 1997
10.31.		Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
21.1.		Subsidiaries of the Company
23.1.		Consent of Arthur Andersen LLP
23.2.		Consent of Somekh Chaikin

*
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

**
Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(1)
Incorporated by reference to the Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on October 20, 1992 (File No. 33-53490).

(2)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Securities and Exchange Commission on August 10, 1993 (File No. 0-20970).

(3)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Securities and Exchange Commission on June 27, 1994 (File No. 0-20970).

(4)
Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994, filed with the Securities and Exchange Commission on August 15, 1994 (File No. 0-20970).

(5)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities and Exchange Commission on June 28, 1995 (File No. 0-20970).

(6)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission on June 28, 1996 (File No. 0-20970).

(7)
Incorporated by reference to the Current Report on Form 8-K dated August 20, 1998, filed with the Securities and Exchange Commission on September 4, 1998 (File No. 0-20970).

(8)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 14, 1999 (File No. 0-20970).

(9)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29, 2000 (File No. 0-20970).

E–2

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2000 AND 2001 TOGETHER WITH AUDITORS' REPORT
VISION-SCIENCES, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
VISION-SCIENCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets—March 31, 2000 and 2001
VISION-SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1999, 2000 and 2001
VISION-SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 1999, 2000 and 2001
VISION-SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1999, 2000 and 2001
VISION-SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2001
3DV SYSTEMS LTD. AND ITS CONSOLIDATED SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) FINANCIAL STATEMENTS AS AT DECEMBER 31, 2000
3DV Systems Ltd. and its consolidated subsidiary (A development stage company) Financial Statements
Table of Contents
3DV Systems Ltd. and its consolidated subsidiary (A development stage company) Consolidated Balance Sheets as of December 31
3DV Systems Ltd. and its consolidated subsidiary (A development stage company) Consolidated Statements of Operations for the year ended December 31
3DV Systems Ltd. and its consolidated subsidiary (A development stage company) Consolidated Statements of Cash Flows for the year ended December 31
3DV Systems Ltd. and its consolidated subsidiary (A development stage company) Notes to the Financial Statements