Form 10-Q
period 2001-06-30
VISION SCIENCES INC /DE/
filed 2001-08-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2001

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

Yes  ☒              No  ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001.

Common Stock, par value of $.01	27,105,355

(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2001	March 31, 2001

ASSETS		(audited)

Current Assets:
Cash and cash equivalents	$3,805,364	$2,568,724
Marketable securities	407,677	1,243,068
Accounts receivable, net of allowance for doubtful accounts of $97,000 and $98,000, respectively	1,176,716	1,148,092
Inventories	1,169,268	1,006,016
Prepaid expenses and deposits	98,662	66,339

Total current assets	6,657,687	6,032,239

Property and Equipment, at cost:
Machinery and equipment	3,024,363	2,984,511
Furniture and fixtures	208,934	208,934
Leasehold improvements	450,396	450,396

	3,683,693	3,643,841
Less-Accumulated depreciation and amortization	3,139,108	3,083,860

	544,585	559,981

Equity investment in 3DV Systems Ltd. (Note 3)	-	500,000
Other assets, net of accumulated amortization of $30,000 and $28,000, respectively	100,856	102,441

Total assets	$7,303,128	$7,194,661

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Acceptances payable to a bank	$79,016	$38,713
Current portion of note payable	54,535	52,931
Accounts payable	526,977	287,458
Accrued expenses	1,164,047	1,377,455

Total current liabilities	1,824,575	1,756,557

Note payable, net of current portion	9,739	23,989
Potential obligations to non-qualified option holders	327,169	188,515
Stockholders' Equity:
Common stock, $.01 par value— Authorized—50,000,000 shares. Issued and outstanding—27,105,355 shares at June 30, 2001 and 26,520,831 shares at March 31, 2001.	271,052	265,207
Additional paid-in capital	58,386,502	57,601,457
Accumulated deficit	(53,515,909)	(52,641,064)

Total stockholders' equity	5,141,645	5,225,600

Total liabilities and stockholders' equity	$7,303,128	$7,194,661

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended
	June 30,

	2000	2001

Net sales	$1,731,880	$1,579,656
Cost of sales	1,144,992	1,162,737

Gross profit	586,888	416,919

Selling, general and administrative expenses	644,816	809,969
Research and development expenses	33,140	218,841

Loss from operations	(91,068)	(611,891)

Interest income	41,747	22,676
Equity in losses of 3DV Systems Ltd	(500,000)	(222,553)
Other income	1,645	222

Net loss before cumulative effect of change in accounting principle	(547,676)	(811,546)
Cumulative effect of change in accounting principle (Note 2)	327,169	-

Net loss after cumulative effect of change in accounting principle	$(874,845)	$(811,546)

Basic and diluted net loss per common share	$(0.03)	$(0.04)

Shares used in computing basic and diluted net loss per common share	26,636,627	20,926,672

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (Unaudited)

	Common Stock

	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss

Balance, March 31, 2001 (audited)	26,520,831	$265,207	$57,601,457	$(52,641,064)	$5,225,600
Reclass of potential obligations to non-qualified option holders	-	-	188,515	-	188,515
Exercise of stock options	2,000	20	2,355	-	2,375
Sale of common stock, net	582,524	5,825	594,175	-	600,000
Net loss	-	-	-	(874,845)	(874,845)	$(874,845)

Total comprehensive loss						$(874,845)

Balance June 30, 2001	27,105,355	$271,052	$58,386,502	$(53,515,909)	$5,141,645

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net loss	$(874,845)	$(811,546)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	56,833	101,830
Equity in losses of 3DV Systems, Ltd.	500,000	222,553
Loss on disposal of property and equipment	-	2,773
Stock compensation to non-employees	327,169	199,004
Changes in assets and liabilities:
Accounts receivable	(28,624)	161,125
Inventories	(163,252)	(73,254)
Prepaid expenses and deposits	(32,323)	(14,280)
Accounts payable	239,519	68,960
Accrued expenses	(213,408)	(122,742)

Net cash used for operating activities	(188,931)	(265,577)

Cash flows provided by (used for) investing activities
Decrease in marketable securities	835,391	-
Purchase of property and equipment, net	(39,852)	(12,039)
Proceeds from disposal of equipment	-	14,395

Net cash provided by investing activities	795,539	2,356

Cash flows provided by (used for) financing activities:
Foreign exchange losses	-	(1,062)
Payments on notes payable	(12,646)	-
Proceeds from acceptances payable to a bank	40,303	52,753
Proceeds from the sale of common stock, net	600,000	-
Exercise of stock options	2,375	323

Net cash provided by financing activities	630,032	52,014

Net increase (decrease) in cash and cash equivalents	1,236,640	(211,207)
Cash and cash equivalents, beginning of period	2,568,724	1,581,381

Cash and cash equivalents, end of period	$3,805,364	$1,370,174

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,182	$-

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

2.          Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain	accounting policies described below:

a.	Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

b.	Cash Equivalents: Cash equivalents are carried at market value, which approximates amortized cost. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months.

c.	Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost. The Company has classified its investments in marketable securities as available-for-sale securities. At June 30, 2001, the Company’s marketable securities consisted of a taxable municipal bond with a maturity of 160 days.

d.	Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30, 2001	March 31, 2001

		(audited)

Raw materials	$197,940	$118,194
Work-in-process	164,398	177,804
Finished goods	806,930	710,018

	$1,169,268	$1,006,016

                           Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead.

e.	Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Machinery and Equipment	3-5 Years
Furniture and Fixtures	5 Years

                           Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

f.	Basic and Diluted Net Loss Per Common Share: Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding. Shares of common stock issuable pursuant to outstanding stock options of 470,000 and 1,132,300 as of June 30, 2000 and 2001, respectively, have not been considered, as their effect would be antidilutive.

g.	Revenue Recognition: The Company recognizes revenue upon product shipment.
h.	Foreign Currency Transactions: In accordance with SFAS No. 52, Foreign Currency Translation, the Company charges foreign currency exchange gains or losses, in connection with its purchases of products from vendors in Japan, to operations, and charges foreign exchange translation gains and losses to retained earnings.

i.	Income Taxes: The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.

The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

j.	Accounting for Derivatives: In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, to be designated as an equity instrument, an asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding options as of June 30, 2001 to purchase 1,335,747 shares of the Company’s common stock should be designated as a liability.

Under the transition rules of EITF 00-19, effective June 30, 2001, the Company has recorded these options as a liability at fair value with a required adjustment included as a cumulative adjustment in its results of operations for the three months ended June 30, 2001.  After June 30, 2001, the outstanding options will be recorded at fair value with any changes in the fair value included in the Company’s results of operations.  Pursuant to EITF 00-19, as of June 30, 2001, the Company has recorded an option liability totaling approximately $327,000, which is included under “Potential obligations to non-qualified option holders” in the accompanying balance sheet.  In addition, the Company has recorded a cumulative adjustment of approximately $327,000 in the accompanying statement of operations related to all such options.
k.	Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis.  This statement is effective for the Company for the first quarter of the fiscal year ended March 2002.  Management does not expect that these statements will have a material impact on the Company's financial statements.

3.          Investments in Israel

3DV Systems Ltd.

The Company accounts for its investment in 3DV Systems Ltd. (“3DV”) using the equity method of accounting.  Due to the Company’s commitment to finance the working capital needs of 3DV, the Company absorbed 100% of the losses of 3DV up through December 23, 1999.  On that date, 3DV completed a second round of financing which resulted in an amendment to the Agreement between 3DV and the Company signed on August 6, 1998.  The effect of that amendment was to eliminate the Company’s option to purchase the remaining shares of 3DV under certain conditions, and to exempt the Company from guaranteeing the working capital requirements of 3DV.  Subsequent to December 23, 1999, the Company continued to account for its investment in 3DV using the equity method of accounting.  However, after December 23, 1999, the Company included only its proportional share of 3DV’s losses, not 100% of 3DV’s losses.

In April and May 2000, 3DV executed a third round of financing with investors other than the Company.  In March 2001, 3DV executed a fourth round of financing with all its investors.  As part of this round, the Company invested $500,000 in Series A Convertible Subordinated Notes (the “Notes”) of 3DV.  The Notes are non-interest bearing, and are convertible into shares of 3DV at the higher of $22.63 per share or the price paid for common shares of 3DV in any subsequent financing that occurs on or before March 31, 2002.  As a result, the Company owned approximately 25% and 24%, respectively, of the outstanding shares of 3DV as of June 30, 2000 and 2001.

In the three months ended June 30, 2000, 3DV incurred losses of approximately $2,412,000.  The Company’s investment in 3DV totaled $222,553 at March 31, 2000, and accordingly, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2000.  The Company recognized no losses in the three-month periods ended September 30, 2000, December 31, 2000 and March 31, 2001.

In the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000.  The Company’s investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2001.

4.          Stockholders Equity

On June 13, 2001, the Company completed a private equity placement with a private investor, not previously affiliated with the Company in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  The Company sold an aggregate of 582,524 shares of common stock at a price of $1.03 per share, which represented 90% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended May 31, 2001.  The Company received an aggregate consideration of $600,000 for the newly issued shares of common stock.

5.          Segment Information

The Company has three reportable segments – Medical, Industrial and Corporate.  The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry.  The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.  The corporate segment consists of certain administrative expenses beneficial to the Company as a whole and the management oversight of the Company’s investment in 3DV, Vision-Sciences Ltd., the Company’s Israeli subsidiary, and the Egypt Project.

The accounting policies of the segments are described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at June 30, 2001 was $0.  Data regarding management’s view of the Company’s segments are provided in the following table.

Three months ended June 30,	Medical	Industrial	Corporate	Adjustments	Total

2001
Sales to external customers	$728,981	$1,002,899	$-	$-	$1,731,880
Intersegment sales	-	114,097		(114,097)	-
Operating income (loss)	(141,434)	180,926	(130,560)	-	(91,068)
Interest income, net	-	(2,182)	43,929	-	41,747
Depreciation and amortization	48,370	8,463	-	-	56,833
Other significant non-cash items:
Equity in losses of 3DV Systems	-	-	(500,000)	-	(500,000)
Cumulative effect of change in accounting principle	-	-	(327,169)	-	(327,169)
Total assets	1,975,416	1,375,225	4,309,493	(357,006)	7,303,128
Expenditures for fixed assets	39,852	-	-	-	39,852

2000
Sales to external customers	$872,518	$707,138	$-	$-	$1,579,656
Intersegment sales	-	168,724		(168,724)	-
Operating income (loss)	(203,067)	(97,503)	(311,321)	-	(611,891)
Interest income, net	-	-	22,676	-	22,676
Depreciation and amortization	97,676	4,145	9	-	101,830
Other significant non-cash items:
Equity in losses of 3DV Systems	-	-	(222,553)	-	(222,553)
Cumulative effect of change in accounting principle	-	-	-	-	-
Total assets	2,553,905	945,019	1,490,582	(695,885)	4,293,621
Expenditures for fixed assets	4,127	7,912	(14,395)	-	(2,356)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties.  Future results may vary significantly based upon a number of important factors including, but not limited to, risks in market acceptance of new products and services and continuing demand for same, the impact of competitive products and pricing, seasonality, changing economic conditions, and other risk factors detailed in the Company’s most recent annual report and other filings with the Securities and Exchange Commission.

Net sales for the three months ended June 30, 2001 (“Q1 02”) were $1,731,880, an increase of $152,224, or 10%, compared to the three-month period ended June 30, 2000 (“Q1 01”).  During this period, sales of medical products decreased by $143,537, or 16%, and sales of industrial products increased by $295,761, or 42%.

The decrease in medical sales was due primarily to decreases in sales of EndoSheaths® and endoscopes of approximately $137,000 and $21,000, respectively, offset partially by a sales increase of $14,000 for accessories.  Sales of EndoSheaths® for the Ear-Nose-Throat (“ENT”) market decreased by $3,000, and sales of EndoSheaths to the gastrointestinal (“GI”) market decreased by $134,000.  Sales of ENT endoscopes increased by $3,000 and sales of sigmoidoscopes decreased by $24,000.

Although the number of ENT EndoSheath units shipped in Q1 02 was greater than in Q1 01, the lower average selling price resulted in slightly lower sales.  The lower average selling price was due to two factors, the percentage of units shipped to international distributors, and to lower prices instituted by the Company in June 2001 to make the ENT EndoSheath more affordable to customers.  The Company shipped approximately 51,500 ENT EndoSheaths in Q1 02, an increase of 6,400 compared to shipments of approximately 45,100 in Q1 01.  Shipments to international distributors comprised approximately 54% of total ENT EndoSheath unit shipments in Q1 02, compared to approximately 41% in Q1 01.  International demand for the Company’s ENT EndoSheath continues to be high, especially in Europe and Australia.  Although during the three months ended June 30, 2001, the Company acquired approximately 39 new domestic ENT customers, unit shipments to all domestic customers declined in Q1 02, compared to Q1 01, due to lower demand.  The Company expects the lower unit prices will encourage more usage of the ENT EndoSheath, both in domestic and international markets.  However, there can be no assurance that the higher number of units shipped will more than offset the lower unit selling prices.

The decrease in sales of GI endoscopes was due primarily to lower demand in Q1 02, compared to Q1 01.  The Company believes the continued lack of reimbursement for the GI EndoSheath by insurance companies to health care providers is the primary cause for the lower demand.

The higher sales of industrial products in Q1 02, compared to Q1 01, were due primarily to sharply higher demand during this period for the Company’s products by the defense and aircraft maintenance markets.

Gross profit in Q1 02 increased to $586,888, or 34% of net sales, compared to $416,919, or 26% of net sales in Q1 01.  Gross profit decreased in the medical segment, due primarily to the lower volume of sales of GI EndoSheaths and GI endoscopes, and to lower prices for ENT EndoSheaths.  Gross profit increased in the industrial segment, due primarily to higher sales volume, product mix and manufacturing efficiencies.

Selling, general and administrative expenses in Q1 02 decreased by $165,153, or 20% compared to Q1 01.  Selling, general and administrative expenses amounted to 37% of net sales in Q1 02, compared to 51% in Q1 01.  The decrease in these categories was primarily attributable to lower expenses for public relations, product promotion, commissions and facilities.

Research and development expenses decreased by $185,701 in Q1 02 compared to Q1 01, and were 2% of sales in Q1 02, compared to 14% of sales in Q1 01.  The lower expenses for research and development were due primarily to lower spending for payroll costs by the medical segment, the inclusion of compensation expense related to a non-qualified option holder as a cumulative accounting change in Q1 02, compared to a research and development expense of the corporate segment in Q1 01, and the elimination of costs at Vision Sciences, Ltd., the Company’s Israeli subsidiary.  See note 1 above.

Equity in losses of 3DV Systems in Q1 02 was $500,000, an increase of $277,447 compared to equity in losses of 3DV Systems of $222,553 in Q1 01.  See note 3 above.

The net loss per share for the three months ended June 30, 2001 was $.03, compared to a net loss of $.04 per share for the same period last year.  The loss per share from operations was $.00 and $.03 in Q1 02 and Q1 01, respectively.

Liquidity and Capital Resources

As of June 30, 2001, the Company had $3.8 million in cash and cash equivalents, and working capital of  $4.8 million.  The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000.  At June 30, 2001, there was approximately $171,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

The Company’s cash and cash equivalents increased by $1,237,000 in the three months ended June 30, 2001, due primarily to cash provided by investing activities of $796,000, and cash provided by financing of $630,000.  These were partially offset by cash used in operations of $189,000.

Use of Proceeds

The Company expects to use the proceeds of $600,000 raised in a private placement for working capital, the purchase of new manufacturing equipment and for general corporate purposes.  In the fiscal year ended March 31, 2001, the Company entered into a contract for approximately $203,000 for the design and manufacture of new equipment for manufacturing its ENT EndoSheaths, and has made advance payments to the supplier of $87,000 as of June 30, 2001.  The Company expects to make other progress payments for the new equipment in the second quarter of the fiscal year ending March 31, 2002 (“FY 02”) amounting to approximately $70,000.  The Company expects total spending for property and equipment will not exceed $350,000 for all of FY 02.  The Company expects the new equipment will be in place during the second half of FY 02.  In addition, as reported in the Company’s Form 10-K for the fiscal year ended March 31, 2001, the Company will continue to evaluate its investment in 3DV, and may make further investments if it believes it is in the best interests of the Company’s shareholders.

The Company has incurred losses since its inception, and losses are expected to continue at least during FY 02.  The Company has funded the losses principally with the proceeds from public and private equity financings.  Although the Company does not anticipate the need for additional financing in FY 02, management has decided that new financing may be desirable.  However, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates decline.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

Foreign Currency Exchange

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on the Company’s financial results.  The Company may attempt to limit this exposure by purchasing forward contracts, as required.  Most of the Company’s liabilities are settled within 90 days of receipt of materials.  At June 30, 2001, the Company’s liabilities relating to Japanese Yen were approximately $132,000.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On June 13, 2001, the Company completed a private equity placement with a private investor, not previously affiliated with the Company in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  The Company sold an aggregate of 582,524 shares of common stock at a price of $1.03 per share, which represented 90% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended May 31, 2001.  The Company received an aggregate consideration of $600,000 for the newly issued shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
.	None.
(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision-Sciences, Inc.

Date: August 14, 2001	By:

/s/ Gerald B. Lichtenberger

Dr. Gerald B. Lichtenberger, Ph. D.
Vice President of Business Development

/s/ James A. Tracy

James A. Tracy
Vice President Finance, Chief Financial Officer and
Controller (Principal Financial Officer and Principal
Accounting Officer)