Form 10-Q
period 2001-09-30
VISION SCIENCES INC /DE/
filed 2001-11-02
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2001

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

Yes  ☒   No  ☐

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001.

Common Stock, par value of $.01	27,105,355
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2001	2001
		(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,301,700	$2,568,724
Marketable securities	801,852	1,243,068
Accounts receivable, net of allowance for doubtful accounts of $84,000 and $98,000, respectively	930,055	1,148,092
Inventories	1,301,085	1,006,016
Prepaid expenses and deposits	84,288	66,339
Total current assets	6,418,980	6,032,239

Property and Equipment, at cost:
Machinery and equipment	3,083,563	2,984,511
Furniture and fixtures	208,934	208,934
Leasehold improvements	451,973	450,396
	3,744,470	3,643,841
Less-Accumulated depreciation and amortization	3,198,649	3,083,860
	545,821	559,981

Equity investment in 3DV Systems, Ltd. (Note 3)	-	500,000
Other assets, net of accumulated amortization of $32,000 and $28,000, respectively	99,271	102,441
Total assets	$7,064,072	$7,194,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Acceptances payable to a bank	$52,205	$38,713
Current portion of note payable	51,244	52,931
Accounts payable	441,728	287,458
Accrued expenses	1,079,154	1,377,455
Total current liabilities	1,624,331	1,756,557

Note payable, net of current portion	-	23,989

Potential obligations to non-qualified option holders	224,938	188,515
Stockholders' Equity:
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—27,105,355 shares at
September 30, 2001 and 26,520,831 shares at March 31, 2001.	271,052	265,207
Additional paid-in capital	58,386,502	57,601,457
Accumulated deficit	(53,442,751)	(52,641,064)
Total stockholders' equity	5,214,803	5,225,600
Total liabilities and stockholders' equity	$7,064,072	$7,194,661

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net sales	$1,720,279	$1,706,969	$3,452,159	$3,286,625
Cost of sales	1,059,524	1,110,905	2,204,516	2,273,641

Gross profit	660,755	596,064	1,247,643	1,012,984

Selling, general and administrative expenses	695,422	689,613	1,340,238	1,499,582
Research and development expenses(1)	29,760	76,273	62,900	148,250
Stock-based compensation	(102,231)	99,203	(102,231)	246,067
Income (loss) from operations	37,804	(269,025)	(53,264)	(880,915)

Interest income	35,182	20,069	79,111	42,744
Interest expense	(1,799)	(1,050)	(3,981)	(1,050)
Equity in losses of 3DV Systems Ltd	-	-	(500,000)	(222,553)
Other income	1,972	1,421	3,616	1,643

Net income (loss) before cumulative effect of change in accounting principle	73,159	(248,585)	(474,518)	(1,060,131)

Cumulative effect of change in accounting principle (Note 2)	-	-	327,169	-
Net income (loss) after cumulative effect of change in accounting principle	$73,159	$(248,585)	$(801,687)	$(1,060,131)

Basic and diluted net income (loss) per common share	$0.00	$(0.01)	$(0.03)	$(0.05)

Shares used in computing basic and diluted net income (loss) per common share	27,105,355	20,933,413	26,872,272	20,930,061

(1)   Excludes non-cash stock-based compensation, as follows:

Research and development expenses (1)	$(102,231)	$99,203	$(102,231)	$246,067

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss

Balance, March 31, 2001 (audited)	26,520,831	$265,207	$57,601,457	$(52,641,064)	$5,225,600
Reclass of potential obligations to non-qualified option holders	-	-	188,515	-	188,515
Exercise of stock options	2,000	20	2,355	-	2,375
Sale of common stock, net	582,524	5,825	594,175	-	600,000
Net loss	-	-	-	(801,687)	(801,687)	$(801,687)

Total comprehensive loss						$(801,687)

Balance September 30, 2001	27,105,355	$271,052	$58,386,502	$(53,442,751)	$5,214,803

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net loss	$(801,687)	$(1,060,131)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	117,959	132,046
Equity in losses of 3DV Systems, Ltd.	500,000	222,553
Loss on disposal of property and equipment	-	2,773
Stock compensation to non-employees	224,938	298,207
Changes in assets and liabilities:
Accounts receivable	218,037	226,668
Inventories	(295,069)	43,384
Prepaid expenses and deposits	(17,949)	(233,994)
Accounts payable	154,270	26,100
Accrued expenses	(298,301)	(137,071)

Net cash used for operating activities	(197,802)	(479,465)

Cash flows provided by (used for) investing activities
Decrease in marketable securities	441,216	-
Purchase of property and equipment, net	(100,629)	(32,294)

Net cash provided by (used for) investing activities	340,587	(32,294)

Cash flows provided by (used for) financing activities:
Foreign exchange losses	-	(1,062)
Proceeds from note payable to stockholders	-	150,000
Payments on note payable for leasehold improvements	(25,676)	(3,893)
Proceeds from acceptances payable to a bank	13,492	19,737
Proceeds from the sale of common stock, net	600,000	-
Exercise of stock options	2,375	323

Net cash provided by financing activities	590,191	165,105

Net increase (decrease) in cash and cash equivalents	732,976	(346,654)
Cash and cash equivalents, beginning of period	2,568,724	1,581,381
Cash and cash equivalents, end of period	$3,301,700	$1,234,727

Supplemental Disclosure of Non-Cash Investing Activities:
Leasehold improvements acquired in exchange for note payable	$-	$105,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,981	$1,050

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

c.

Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At September 30, 2001, the Company’s marketable securities consisted of commercial paper with a maturity of 177 days.

	d.	Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	September 30,	March 31,
	2001	2001
		(audited)
Raw materials	$366,654	$118,194
Work-in-process	204,539	177,804
Finished goods	729,892	710,018
	$1,301,085	$1,006,016

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

f.

Basic and Diluted Net Loss Per Common Share: Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding.  Shares of common stock issuable pursuant to outstanding stock options have not been considered, as their effect would be antidilutive.

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

j.

Accounting for Derivatives: In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, to be designated as an equity instrument, an asset or a liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations.  A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.  In accordance with EITF 00-19, the Company has determined that outstanding options as of September 30, 2001 to purchase 1,335,747 shares of the Company’s common stock should be designated as a liability.

Under the transition rules of EITF 00-19, effective June 30, 2001, the Company recorded these options as a liability at fair value with the required adjustment included as a cumulative adjustment in its results of operations for the three months ended June 30, 2001.  Pursuant to EITF 00-19, as of June 30, 2001, the Company recorded an option liability totaling approximately $327,000, which was included under “Potential obligations to non-qualified option holders” in the Company’s balance sheet.  For the three months ended September 30, 2001, the fair value of these outstanding options declined to approximately $225,000.  Accordingly, the Company recorded a credit in its results of operations of approximately $102,000 for the three months ended September 30, 2001.

k.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires all entities to recognize the fair value of liabilities for an asset retirement in the period in which it is incurred if reasonable estimates of fair value can be made.  This statement is effective for all financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement applies to the accounting for long-lived assets, including reporting the effects of the disposal of a segment of a business.  This statement is effective for all financial statements issued for fiscal years beginning after December 15, 2001.  Management does not expect that these statements will have a material impact on the Company's financial statements.

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

In September 2001, 3DV executed a fifth round of financing with investors other than the Company, including two employee-directors of the Company.  The terms of this financing are substantially the same as the fourth round.  The amount being raised is $2,000,000, payable in two equal installments in September 2001 and December 2001.  Subsequent to the installment of September 2001, the Company holds approximately 24% of the outstanding shares of 3DV, and would hold approximately 18% of the shares of 3DV, if all employee options and Notes were converted to common shares.

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

In the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000.  The Company’s investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2001. The Company recognized no losses in the three-month period ended September 30, 2001.

4.	Segment Information

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

The accounting policies of the segments are described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at September 30, 2001 was $0.  Data regarding management’s view of the Company’s segments are provided in the following tables.

Three months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2001
Sales to external customers	$884,186	$836,093	$-	$-	$1,720,279
Intersegment sales	-	144,283		(144,283)	-
Operating income (loss)	(18,648)	132,415	(75,963)	-	37,804
Interest income (expense)	-	(1,799)	35,182	-	33,383
Depreciation and amortization	52,691	8,436	-	-	61,127
Other significant non-cash items:

Expenditures for fixed assets	60,036	741	-	-	60,777

2000
Sales to external customers	$814,250	$892,719	$-	$-	$1,706,969
Intersegment sales	-	89,604		(89,604)	-
Operating income (loss)	(59,978)	73,688	(282,735)	-	(269,025)
Interest income (expense)	-	(1,050)	20,069	-	19,019
Depreciation and amortization	24,362	5,854	-	-	30,216
Other significant non-cash items:
Leasehold improvement acquired in exchange for note payable	-	105,000	-	-	105,000
Expenditures for fixed assets	4,617	30,033	-	-	34,650

Six months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2001
Sales to external customers	$1,613,167	$1,838,992	$-	$-	$3,452,159
Intersegment sales	-	258,380		(258,380)	-
Operating income (loss)	(160,082)	313,341	(206,523)	-	(53,264)
Interest income (expense)	-	(3,981)	79,111	-	75,130
Depreciation and amortization	101,061	16,898	-	-	117,959
Other significant non-cash items:
Equity in losses of 3DV Systems	-	-	(500,000)	-	(500,000)
Cumulative effect of change inaccounting principle	-	-	(327,169)	-	(327,169)
Total assets	1,838,461	1,244,522	4,200,004	(218,915)	7,064,072
Expenditures for fixed assets	99,888	741	-	-	100,629

2000
Sales to external customers	$1,686,769	$1,599,856	$-	$-	$3,286,625
Intersegment sales	-	258,328		(258,328)	-
Operating income (loss)	(263,045)	(23,815)	(594,055)	-	(880,915)
Interest income (expense)	-	(1,050)	42,744	-	41,694
Depreciation and amortization	122,038	9,999	9	-	132,046
Other significant non-cash items:
Equity in losses of 3DV Systems	-	-	(222,553)	-	(222,553)
Leasehold improvement acquired in exchange for note payable	-	105,000	-	-	105,000
Total assets	2,346,008	979,153	1,573,882	(593,903)	4,305,140
Expenditures for fixed assets	8,744	37,945	(14,395)	-	32,294

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales for the three months ended September 30, 2001 (“Q2 02”) were $1,720,279, an increase of $13,310, or 1%, compared to the three-month period ended September 30, 2000 (“Q2 01”).  During this period, sales of medical products increased by $69,936, or 9%, and sales of industrial products decreased by $56,626, or 6%.

The increase in medical sales was due primarily to higher demand for the Company’s endoscopes and EndoSheaths® for the Ear-Nose-Throat (“ENT”) market of approximately $112,000 and $23,000, respectively, and higher demand for EndoSheaths and endoscopes for the pulmonary market of approximately $24,000.  This higher demand was offset partially by lower demand for the Company’s gastrointestinal (“GI”) products of approximately $93,000.  In addition, sales of accessories increased by approximately $4,000.

The number of ENT EndoSheath units shipped in Q2 02 was greater by 24% than in Q2 01.  However, lower average selling prices per unit resulted in a sales increase of 5%.  The lower average selling price was due to two factors, lower prices instituted by the Company in June 2001 to make the ENT EndoSheath more affordable to customers and to a higher percentage of units shipped to international distributors.  Shipments to international distributors have a lower average selling price than do shipments to domestic end users.  The Company shipped approximately 62,400 ENT EndoSheaths in Q2 02, an increase of 11,900, or 24%, compared to shipments of approximately 50,500 in Q2 01.  Shipments to international distributors comprised approximately 54% of total ENT EndoSheath unit shipments in Q2 02, compared to approximately 52% in Q2 01.  International demand for the Company’s ENT EndoSheath continues to be high, especially in Europe and Australia.  During Q2 02, the Company acquired approximately 34 new domestic ENT customers, and unit shipments to all domestic customers increased by 18% in Q2 02, compared to Q2 01, primarily due to higher demand generated by the lower prices.

The decrease in sales of GI endoscopes was due primarily to lower demand in Q2 02, compared to Q2 01.  The Company believes the continued lack of reimbursement for the GI EndoSheath by insurance companies to health care providers is the primary cause for the lower demand.

The lower sales of industrial products in Q2 02, compared to Q2 01, were due primarily to lower demand during this period for the Company’s products by the defense and aircraft maintenance markets.

Net sales for the six months ended September 30, 2001 (“2001”) increased by $165,534, or 5% compared to the six-month period ended September 30, 2000 (“2000”).  During this period, sales of the medical segment decreased by $73,602, or 4%, and sales of the industrial segment increased by $239,136, or 15%.

The decrease in medical sales was due to lower demand for the Company’s endoscopes and EndoSheaths for the GI market of approximately $251,000.  This was partially offset by higher demand for the Company's endoscopes and EndoSheaths for the ENT market of approximately $135,000, for the pulmonary market of approximately $24,000, and accessories of approximately $19,000.

The number of ENT EndoSheath units shipped in 2001 was greater by 19% than in 2000.  However, lower average selling prices per unit resulted in a sales increase of 2%.  The lower average selling price was due to two factors, lower prices instituted by the Company in June 2001 to make the ENT EndoSheath more affordable to customers and an increase in the percentage of units shipped to international distributors. Shipments to international distributors have a lower average selling price than do shipments to domestic end users.  The Company shipped approximately 113,900 ENT EndoSheaths in 2001, an increase of 18,300, or 19%, compared to shipments of approximately 95,600 in 2000.  Shipments to international distributors comprised approximately 54% of total ENT EndoSheath unit shipments in 2001, compared to approximately 47% in 2000.  International demand for the Company’s ENT EndoSheath continues to be high, especially in Europe and Australia.  During 2001, the Company acquired approximately 73 new domestic ENT customers, and unit shipments to all domestic customers increased in the period by approximately 2%, compared to 2000, due to higher demand generated by the lower prices.  The Company expects the lower unit prices will encourage more usage of the ENT EndoSheath, both in domestic and international markets.  However, there can be no assurance that the higher number of units shipped will more than offset the lower unit selling prices.

Gross profit in Q2 02 increased to $660,755, or 38% of net sales, compared to $596,064, or 35% of net sales in Q2 01.  Gross profit decreased slightly in the medical segment, due primarily to the lower prices for ENT EndoSheaths, lower volume of products shipped to the GI market and higher costs for utilities.  Gross profit increased in the industrial segment, due primarily to higher sales volume, a favorable product mix and lower facility costs.

Gross profit in 2001 increased to $1,247,643, or 36% of net sales, compared to $1,012,984, or 31% of net sales in 2000.  Gross profit decreased by approximately 12% in the medical segment, due primarily to the lower prices for ENT EndoSheaths, lower volume of products shipped to the GI market and a less favorable product mix resulting in less efficient manufacturing operations.  Gross profit increased in the industrial segment, due primarily to higher sales volume, a favorable product mix resulting in higher manufacturing efficiencies and lower facility costs.

Selling, general and administrative (“SG&A”) expenses in Q2 02 increased by $5,809, or 1% compared to Q2 01.  SG&A expenses amounted to 40% of net sales in Q2 02 and in Q2 01.  The increase in these categories was primarily attributable to higher expenses in the industrial and corporate segments of $8,000 and $22,000, respectively, offset partially by lower expenses in the medical segment of $24,000.  The industrial segment incurred higher expenses for commissions, due to the mix of sales, and higher expenses for product promotion.  These were partially offset by lower facility costs.  The corporate segment incurred higher payroll costs and higher costs for consulting fees and patent applications related to the CMOS innovations.  The medical segment had lower costs for payroll, which will change after Q2 02, as the Company hired a new VP of Sales and Marketing in October 2001.

SG&A expenses decreased by $159,344 in 2001, compared to 2000.  SG&A expenses amounted to 39% of sales in 2001, compared to 46% of sales in 2000.  SG&A expenses decreased in the medical and industrial segments by $132,000 and $34,000, respectively, while increasing by $7,000 in the corporate segment.  The primary causes for the decrease in the medical segment were lower costs for payroll and commissions.  In the industrial segment the decrease in SG&A expenses was due primarily to lower facility costs, resulting from their move to more efficient office space in September 2000.  The corporate segment incurred higher expenses for payrolls and consulting fees related to CMOS patents, while reducing costs for investor relations and domestic legal fees.

Research and development (“R&D”) expenses decreased by $46,513 in Q2 02 compared to Q2 01, and were 2% of sales in Q2 02, compared to 4% of sales in Q2 01.  The lower expenses for R&D were due primarily to lower spending for payroll costs by the medical segment, and a favorable comparison to Q2 01 which included a charge of approximately $26,000 for the Egypt Project. The lower costs for payroll in the medical segment will change after Q2 02, as the Company hired a new Project Engineering Manager in October 2001.

R&D expenses decreased by $85,350 for 2001, compared to 2000, and were 2% of sales in 2001, compared to 5% in 2000.  The primary causes for this decrease were lower costs for payrolls in the medical segment of approximately $39,000 in 2001, compared to 2000, a charge of $26,000 related to the Egypt Project in 2000 which did not recur in 2001 and a reduction of approximately $20,000 for costs related to the company’s subsidiary in Israel.

Stock-based compensation costs declined by $201,434 in Q2 02, compared to Q2 01.  This charge is computed using the Black-Scholes method, which uses stock price volatility, the closing price of the Company’s common stock as traded on the Nasdaq SmallCap and other factors to determine the compensation amount of non-qualified options.  For Q2 02, the change in the Company’s closing stock price was the largest cause for the reduction in this cost.

The Company did not record equity in losses of 3DV Systems in Q2 02 nor in Q2 01.  For 2001 the Company recorded equity in the losses of 3DV of $500,000, compare to $222,553 in 2000.  See Note 3 above.

The net loss per share for the three months ended September 30, 2001 was $.00, compared to a net loss of $.01 per share for the same period last year.  For 2001, the loss per share was $.03, compared to $.05 for 2000.

Liquidity and Capital Resources

As of September 30, 2001, the Company had $4.1 million in cash, cash equivalents and marketable securities, and working capital of  $4.8 million.  The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000.  At September 30, 2001, there was approximately $198,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.

The Company’s cash and cash equivalents increased by $733,000 in the six months ended September 30, 2001, due primarily to cash provided by financing activities of $590,000, and cash provided by investing of $341,000.  These were partially offset by cash used in operations of $198,000.

In the fiscal year ended March 31, 2001, the Company entered into a contract for approximately $203,000, subsequently increased by approximately $26,000, for the design and manufacture of new equipment for manufacturing its ENT EndoSheaths, and has made advance payments to the supplier of $132,000 as of September 30, 2001.  The Company expects to make other progress payments for the new equipment in the second half of the fiscal year ending March 31, 2002 (“FY 02”) amounting to approximately $96,000.  The Company expects total spending for property and equipment will not exceed $350,000 for all of FY 02.  The Company expects the new equipment will be in place during the second half of FY 02.  In addition, as reported in the Company’s Form 10-K for the fiscal year ended March 31, 2001, the Company will continue to evaluate its investment in 3DV, and may make further investments if it believes it is in the best interests of the Company’s shareholders.

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

Foreign Currency Exchange

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on the Company’s financial results.  The Company may attempt to limit this exposure by purchasing forward contracts, as required.  Most of the Company’s liabilities are settled within 90 days of receipt of materials.  At September 30, 2001, the Company’s liabilities relating to Japanese Yen were approximately $68,000.

PART II - OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Stockholders

The Company held the 2001 Annual General Meeting of Shareholders (the “Annual Meeting”) on August 16, 2001.  At the Annual Meeting, the following actions were taken:

1.

The stockholders re-elected Lewis C. Pell and John J. Wallace as Class I Directors, to serve for a three-year term.  Holders of 21,227,006 shares of Common Stock voted for and holders of 108,770 shares of Common Stock withheld voting for each of Mr. Pell and Mr. Wallace.  In addition to Mr. Pell and Mr. Wallace, Katsumi Oneda, Dr. Gerald B. Lichtenberger, Ph.D., and Fred E. Silverstein, M.D. continue to serve on the Board of Directors.

2.

The stockholders adopted a proposal to approve the future issuance of up to $5,000,000 of Common Stock, provided such issuance did not exceed 10,000,000 shares of Common Stock, in an offering exempt from registration under the Securities Act of 1933 (the “Act”), as amended, on terms approved by the Board of Directors.  Holders of 16,457,416 shares of Common Stock voted for the proposal, holders of 197,694 shares of Common Stock voted against the proposal and holders of 4,633 shares of Common Stock abstained from voting on the proposal.

3.

The stockholders ratified the appointment of Arthur Andersen LLP as the Company’s independent auditor for the current fiscal year.  Holders of 21,314,396 shares of Common Stock voted for ratification, holders of 16,780 shares of Common Stock voted against ratification and holders of 4,600 shares of Common Stock abstained from ratification.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
None.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision-Sciences, Inc.

Date: November 2, 2001	By:

/s/ Gerald B. Lichtenberger
Dr. Gerald B. Lichtenberger, Ph. D.
Vice President of Business Development

/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)