Form 10-Q
period 2001-12-31
VISION SCIENCES INC /DE/
filed 2002-02-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED December 31, 2001

COMMISSION FILE NUMBER 0-20970

VISION-SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3430173
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9 Strathmore Road, Natick, MA	01760
(Address of principal executive offices)	(Zip Code)

(508) 650-9971
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2001.

Common Stock, par value of $.01	27,105,355
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2001	March 31, 2001
ASSETS		(audited)
Current Assets:
Cash and cash equivalents	$3,263,555	$2,568,724
Marketable securities	253,193	1,243,068
Accounts receivable, net of allowance for doubtful accounts of $81,000 and $98,000, respectively	967,163	1,148,092
Inventories	1,243,421	1,006,016
Prepaid expenses and deposits	100,045	66,339
Total current assets	5,827,377	6,032,239

Property and Equipment, at cost:
Machinery and equipment	3,121,545	2,984,511
Furniture and fixtures	208,934	208,934
Leasehold improvements	458,817	450,396
	3,789,296	3,643,841
Less-Accumulated depreciation and amortization	3,248,446	3,083,860
	540,850	559,981

Equity investment in 3DV Systems, Ltd. (Note 3)	—	500,000
Other assets, net of accumulated amortization of $33,000 and $28,000, respectively	97,685	102,441
Total assets	$6,465,912	$7,194,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$49,878	$38,713
Current portion of note payable	37,820	52,931
Accounts payable	337,847	287,458
Accrued expenses	1,021,213	1,377,455
Total current liabilities	1,446,758	1,756,557

Note payable, net of current portion	—	23,989

Potential obligations to non-qualified option holders	149,913	188,515
Stockholders’ Equity:
Common stock, $.01 par value—Authorized—50,000,000 shares Issued and outstanding—27,105,355 shares at December 31, 2001 and 26,520,831 shares at March 31, 2001.	271,052	265,207
Additional paid-in capital	58,386,502	57,601,457
Accumulated deficit	(53,788,313)	(52,641,064)
Total stockholders’ equity	4,869,241	5,225,600
Total liabilities and stockholders’ equity	$6,465,912	$7,194,661

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net sales	$1,629,055	$1,946,289	$5,081,214	$5,232,914
Cost of sales	1,167,699	1,284,636	3,372,214	3,558,277

Gross profit	461,356	661,653	1,709,000	1,674,637

Selling, general and administrative expenses	830,550	802,951	2,170,788	2,302,532
Research and development expenses(1)	72,468	288,748	135,369	436,999
Stock-based compensation	(75,025)	11,102	(177,256)	257,169
Loss from operations	(366,637)	(441,148)	(419,901)	(1,322,063)

Interest income	24,099	18,452	103,210	61,196
Interest expense	(1,404)	(2,915)	(5,385)	(3,965)
Equity in losses of 3DV Systems Ltd.	—	—	(500,000)	(222,553)
Other income (expense), net	(1,620)	(2,329)	1,996	(686)

Net loss before cumulative effect of change in accounting principle	(345,562)	(427,940)	(820,080)	(1,488,071)

Cumulative effect of change in accounting principle (Note 2)	—	—	327,169	—

Net loss after cumulative effect of change in accounting principle	$(345,562)	$(427,940)	$(1,147,249)	$(1,488,071)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.07)

Shares used in computing basic and diluted net loss per common share	27,105,355	21,115,611	26,950,249	20,992,136

(1)   Excludes non-cash stock-based compensation, as follows:

Research and development expenses.	$(75,025)	$11,102	$(177,256)	$257,169

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Total	Total
	Number of	$.01	Additional	Accumulated	Stockholders’	Comprehensive
	Shares	Par Value	Paid-in-Capital	Deficit	Equity	Loss
Balance, March 31, 2001 (audited)	26,520,831	$265,207	$57,601,457	$(52,641,064)	$5,225,600
Reclass of potential obligations to non-qualified option holders	—	—	188,515	—	188,515
Exercise of stock options	2,000	20	2,355	—	2,375
Sale of common stock, net	582,524	5,825	594,175	—	600,000
Net loss	—	—	—	(1,147,249)	(1,147,249)	$(1,147,249)

Total comprehensive loss						$(1,147,249)

Balance December 31, 2001	27,105,355	$271,052	$58,386,502	$(53,788,313)	$4,869,241

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2001	December 31, 2000
Cash flows from operating activities:
Net loss	$(1,147,249)	$(1,488,071)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	169,342	190,696
Equity in losses of 3DV Systems, Ltd.	500,000	222,553
Loss on disposal of property and equipment	—	2,773
Stock compensation to non-employees	149,913	309,309
Changes in assets and liabilities:
Accounts receivable	180,929	21,784
Inventories	(237,405)	124,294
Prepaid expenses and deposits	(33,706)	(126,983)
Accounts payable	50,389	133,505
Accrued expenses	(356,242)	(147,109)

Net cash used for operating activities	(724,029)	(757,249)

Cash flows provided by (used for) investing activities
Decrease in marketable securities	989,875	—
Purchase of property and equipment, net	(145,455)	(127,327)

Net cash provided by (used for) investing activities	844,420	(127,327)

Cash flows provided by (used for) financing activities:
Foreign exchange losses	—	(1,062)
Proceeds from note payable to stockholders	—	154,197
Payments on note payable for leasehold improvements	(39,100)	(15,806)
Proceeds from acceptances payable to a bank	11,165	14,364
Proceeds from the sale of common stock, net	600,000	3,453,150
Exercise of stock options	2,375	323

Net cash provided by financing activities	574,440	3,605,166
Net increase in cash and cash equivalents	694,831	2,720,590
Cash and cash equivalents, beginning of period	2,568,724	1,581,381
Cash and cash equivalents, end of period	$3,263,555	$4,301,971

Supplemental Disclosure of Non-Cash Investing Activities:
Leasehold improvements acquired in exchange for note payable .	$—	$105,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$5,385	$1,050

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report to stockholders.  The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At December 31, 2001, the Company’s marketable securities consisted of commercial paper with a maturity of 302 days.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31,	March 31,
	2001	2001
		(audited)
Raw materials	$449,888	$118,194
Work-in-process	146,030	177,804
Finished goods	647,503	710,018
	$1,243,421	$1,006,016

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

j.                                          Accounting for Derivatives: In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, to be designated as an equity instrument, an asset or a liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations.  A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.  In accordance with EITF 00-19, the Company has determined that outstanding options as of December 31, 2001 to purchase 1,335,747 shares of the Company’s common stock should be designated as a liability.

Under the transition rules of EITF 00-19, effective June 30, 2001, the Company recorded these options as a liability at fair value with the required adjustment included as a cumulative adjustment in its results of operations for the three months ended June 30, 2001.  Pursuant to EITF 00-19, as of June 30, 2001, the Company recorded an option liability totaling approximately $327,000, which was included under “Potential obligations to non-qualified option holders” in the Company’s balance sheet.  For the three months ended December 31, 2001, the fair value of these outstanding options declined to approximately $150,000.  Accordingly, the Company recorded a credit in its results of operations of approximately $75,000 for the three months ended December 31, 2001.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement applies to the accounting for long-lived assets, including reporting the effects of the disposal of a segment of a business.  This statement is effective for all financial statements issued for fiscal years beginning after December 15, 2001.  Management does not expect that these statements will have a material impact on the Company’s financial statements.

3.             Investments in Israel

3DV Systems Ltd.

The Company accounts for its investment in 3DV Systems Ltd. (“3DV”) using the equity method of accounting.  Due to the Company’s former commitment to finance the working capital needs of 3DV, the Company absorbed 100% of the losses of 3DV up through December 23, 1999.  On that date, 3DV completed a second round of financing which resulted in an amendment to the August 6, 1998 Agreement between 3DV and the Company.  The effect of that amendment was to eliminate the Company’s option to purchase the remaining shares of 3DV under certain conditions, and to exempt the Company from guaranteeing the working capital requirements of 3DV.  Subsequent to December 23, 1999, the Company continued to account for its investment in 3DV using the equity method of accounting.  However, after December 23, 1999, the Company included only its proportional share of 3DV’s losses, not 100% of 3DV’s losses.

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

In September 2001, 3DV executed a fifth round of financing with investors other than the Company, including two employee-directors of the Company.  The terms of this financing are substantially the same as the fourth round.  The amount raised was $2,000,000, payable in two equal installments in September 2001 and December 2001.  Subsequent to the installment of December 2001, the Company held approximately 24% of the outstanding shares of 3DV, and would hold approximately 18% of the shares of 3DV, if all employee options and Notes were converted to common shares.

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

In the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000.  The Company’s investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2001. The Company recognized no losses in the three-month periods ended September 30, 2001 and December 31, 2001.

4.             Segment Information

The Company has three reportable segments — Medical, Industrial and Corporate.  The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry.  The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.  The corporate segment consists of certain administrative expenses beneficial to the Company as a whole and the management oversight of the Company’s investment in 3DV, Vision-Sciences Ltd. (the Company’s Israeli subsidiary) and the Company’s support of the University of Georgia Hepatitis Project, Proposal No. 022297-01 (the “Egypt Project”).

The accounting policies of the segments are described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at December 31, 2001 was $0.  Data regarding management’s view of the Company’s segments are provided in the following tables.

Three months ended December 31,	Medical	Industrial	Corporate	Adjustments	Total
2001
Sales to external customers	$877,001	$752,054	$—	$—	$1,629,055
Intersegment sales	—	152,265	—	(152,265)	—
Operating income (loss)	(370,561)	77,049	(73,125)	—	(366,637)
Interest income (expense)	—	(1,404)	24,099	—	22,695
Depreciation and amortization	42,974	8,407	—	—	51,381
Other significant non-cash items:
Stock-based compensation	—	—	(75,025)	—	(75,025)
Expenditures for fixed assets	42,377	2,448	—	—	44,825

2000
Sales to external customers	$1,020,334	$925,955	$—	$—	$1,946,289
Intersegment sales	—	128,770	—	(128,770)	—
Operating income (loss)	(96,996)	72,087	(416,239)	—	(441,148)
Interest income (expense)	—	(2,915)	18,452	—	15,537
Depreciation and amortization	48,179	10,470	—	—	58,649
Other significant non-cash items:
Stock-based compensation	—	—	11,102	—	11,102
Expenditures for fixed assets	95,032	—	—	—	95,032
Nine months ended December 31,	Medical	Industrial	Corporate	Adjustments	Total
2001
Sales to external customers	$2,490,168	$2,591,046	$—	$—	$5,081,214
Intersegment sales	—	410,646	—	(410,646)	—
Operating income (loss)	(530,643)	390,390	(279,648)	—	(419,901)
Interest income (expense)	—	(5,385)	103,210	—	97,825
Depreciation and amortization	144,036	25,306	—	—	169,342
Other significant non-cash items: Equity in losses of 3DV Systems	—	—	(500,000)	—	(500,000)
Cumulative effect of change inaccounting principle	—	—	327,169	—	327,169
Stock-based compensation	—	—	(177,256)	—	(177,256)
Total assets	1,937,417	1,894,975	3,608,722	(975,202)	6,465,912
Expenditures for fixed assets	142,266	3,189	—	—	145,455

2000
Sales to external customers	$2,707,103	$2,525,811	$—	$—	$5,232,914
Intersegment sales	—	387,098	—	(387,098)	—
Operating income (loss)	(360,041)	48,273	(1,010,295)	—	(1,322,063)
Interest income (expense)	—	(3,965)	61,196	—	57,231
Depreciation and amortization	170,218	20,469	9	—	190,696
Other significant non-cash items:
Equity in losses of 3DV Systems	—	—	(222,553)	—	(222,553)
Leasehold improvement acquired in exchange for note payable	—	105,000	—	—	105,000
Total assets	2,394,989	1,165,335	4,398,423	(533,017)	7,425,730
Expenditures for fixed assets	103,777	37,945	(14,395)	—	127,327

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties.  Future results may vary significantly based upon a number of important factors including, but not limited to, the Company’s history of losses, lack of third-party reimbursement for its products, state and federal regulatory restrictions, reliance upon certain suppliers, dependence upon proprietary rights, risks in market acceptance of new products and services and continuing demand for same, the impact of competitive products and pricing, changing economic conditions, and other risk factors detailed in the Company’s most recent annual report and other filings with the Securities and Exchange Commission.

Net sales for the three months ended December 31, 2001 (“Q3 02”) were $1,629,055, a decrease of $317,234, or 16%, compared to the three-month period ended December 31, 2000 (“Q3 01”).  During this period, sales of medical products decreased by $143,333, or 14%, and sales of industrial products decreased by $173,901, or 19%.

The decrease in medical sales was due primarily to lower demand for the Company’s EndoSheaths® from the gastrointestinal (“GI”) market of approximately $95,000.  This lower demand is due primarily to the continued lack of reimbursement for the EndoSheath by insurance companies to health care providers.  In addition, sales of EndoSheaths to the Ear-Nose-Throat (“ENT”) market declined by $23,000, due primarily to lower prices and a higher percentage of sales to international distributors, compared to domestic customers.  Sales of endoscopes to the ENT market declined by $32,000 due to lower demand from both domestic and international markets.  Sales of other products comprised the remaining change.

The number of ENT EndoSheath units shipped in Q3 02 increased by 16%, compared to Q3 01.  However, lower average selling prices per unit resulted in a sales decrease of 5%.  The lower average selling price was due to two factors, lower prices instituted by the Company in June 2001 to make the ENT EndoSheath more affordable to customers and to a higher percentage of units shipped to international distributors.  Shipments to international distributors have a lower average selling price than do shipments to domestic end users.

The Company shipped approximately 59,200 ENT EndoSheaths in Q3 02, an increase of 8,200, or 16%, compared to shipments of approximately 51,000 in Q3 01.  Shipments to international distributors comprised approximately 59% of total ENT EndoSheath unit shipments in Q3 02, compared to approximately 49% in Q3 01.  International demand for the Company’s ENT EndoSheath continues to be high, especially in Europe and Australia.

During Q3 02, although the Company acquired approximately 40 new domestic ENT customers, unit shipments to all domestic customers decreased by approximately 6%, compared to Q3 01, primarily due to overall lower demand.  The Company cannot quantify how much of the lower demand was due to the events of September 11, 2001.  However, the Company did experience a reduction of approximately 45% in the number of new customers in September and October.  In addition, the Company believes cost pressures continue to plague the market for its products, as health care providers are not reimbursed for using the products.

The lower sales of industrial products in Q3 02, compared to Q3 01, were due primarily to lower demand during this period for the Company’s products by the aircraft engine and aircraft maintenance markets.  This segment derives approximately 65% of its sales from these markets.  The Company believes the lower demand in Q3 02 for the products of this segment is directly related to the events of September 11, 2001, and the resulting reduction in the number of commercial flights.  The Company expects demand for products sold by the industrial segment to these markets to remain weak for at least the next two fiscal quarters.

Net sales for the nine months ended December 31, 2001 (“2001”) were $5,081,214, a decrease of  $151,700, or 3% compared to the nine-month period ended December 31, 2000 (“2000”).  During this period, sales of the medical segment decreased by $216,935, or 8%, and sales of the industrial segment increased by $65,235, or 3%.

The decrease in medical sales was due to lower demand for the Company’s endoscopes and EndoSheaths for the GI market of approximately $336,000.  This was partially offset by higher demand for the Company’s endoscopes and EndoSheaths for the ENT market of approximately $79,000, for the pulmonary market of approximately $16,000, and accessories of approximately $24,000.

The number of ENT EndoSheath units shipped in 2001 was greater by 18% than in 2000.  However, lower average selling prices per unit resulted in a slight sales decrease of $4,000.  The lower average selling price was due to two factors, lower prices instituted by the Company in June 2001 to make the ENT EndoSheath more affordable to customers and an increase in the percentage of units shipped to international distributors. Shipments to international distributors have a lower average selling price than do shipments to domestic end users.  The Company shipped approximately 173,100 ENT EndoSheaths in 2001, an increase of 26,400, or 18%, compared to shipments of approximately 146,700 in 2000.  Shipments to international distributors comprised approximately 56% of total ENT EndoSheath unit shipments in 2001, compared to approximately 48% in 2000.  International demand for the Company’s ENT EndoSheath continues to be high, especially in Europe and Australia.

During 2001, although the Company acquired approximately 113 new domestic ENT customers, unit shipments to all domestic customers decreased in the period by approximately 1%, compared to 2000, due to lower demand in Q3 02.  The Company expects the lower unit prices will encourage more usage of the ENT EndoSheath, both in domestic and international markets.  The Company is instituting a new sales incentive plan for its outside sales representatives during the fourth fiscal quarter of 2002 in order to increase unit sales and enlarge the domestic customer base.  However, there can be no assurance that these plans will result in an increase in the number of units shipped.

Gross profit in Q3 02 decreased to $461,356, or 28% of net sales, compared to $661,653, or 34% of net sales in Q3 01.  Gross profit decreased in the medical segment, due primarily to the lower prices for ENT EndoSheaths.  Gross profit decreased in the industrial segment, due primarily to lower sales volume and product mix.

Gross profit in 2001 increased to $1,709,000, or 34% of net sales, compared to $1,674,637, or 32% of net sales in 2000.  Gross profit decreased in the medical segment, due primarily to the lower prices for ENT EndoSheaths.  Gross profit increased in the industrial segment, due primarily to a favorable product mix resulting in higher manufacturing efficiencies, improved usage of materials and lower overhead spending.

Selling, general and administrative (“SG&A”) expenses in Q3 02 increased by $27,599, or 3% compared to Q3 01.  SG&A expenses amounted to 51% and 41% of net sales in Q3 02 and Q3 01, respectively. SG&A expenses increased in the medical segment by approximately $88,000, due primarily to higher legal fees related to filing of patents.  SG&A expenses declined in the industrial segment by approximately $47,000 due primarily to lower costs for commissions and product promotion.  SG&A expenses decreased in the corporate segment by approximately $14,000 due to lower charges for investor relations.

SG&A expenses decreased by $131,744 in 2001, compared to 2000.  SG&A expenses amounted to 43% of sales in 2001, compared to 44% of sales in 2000.  SG&A expenses decreased in the medical and industrial segments by $45,000 and $81,000, respectively, and by $6,000 in the corporate segment.  The primary causes for the decrease in the medical segment were lower costs for commissions and public relations.  In the industrial segment the decrease in SG&A expenses was due primarily to lower facility costs, resulting from a move to more efficient office space in September 2000, and lower spending for product promotion.  The corporate segment incurred higher expenses for payrolls and consulting fees related to CMOS patents, while reducing costs for investor relations and legal fees.

Research and development (“R&D”) expenses decreased by $216,280 in Q3 02 compared to Q3 01, and were 4% of sales in Q3 02, compared to 15% of sales in Q3 01.  The lower expenses for R&D were due primarily to a favorable comparison to Q3 01, which incurred a charge of approximately $244,000 for the Egypt Project.

R&D expenses decreased by $301,630 for 2001, compared to 2000, and were 3% of sales in 2001, compared to 8% in 2000.  The primary causes for this decrease were charges of $270,000 related to the Egypt Project in 2000 which did not recur in 2001, lower costs in the medical segment of approximately $12,000 and a reduction of approximately $20,000 for costs related to the Company’s subsidiary in Israel.

Stock-based compensation costs declined by $86,127 in Q3 02, compared to Q3 01, and by $434,425 in 2001, compared to 2000.  This charge is computed to determine the fair value of stock options granted to non-employees of the Company.  The Company uses the Black-Scholes method to calculate the fair value.  This method uses stock price volatility, the closing price of the Company’s common stock as traded on the Nasdaq SmallCap Market and other factors to determine the fair value of non-qualified options.  For Q3 02 and 2001, the change in the Company’s closing stock price was the largest cause for the reduction in this cost.

The Company did not record equity in losses of 3DV Systems in Q3 02 nor in Q3 01.  For 2001 the Company recorded equity in the losses of 3DV of $500,000, compare to $222,553 in 2000.  See Note 3 above.

The net loss per share for Q3 02 was $.01, compared to a net loss of $.02 per share for Q3 01.  For 2001, the loss per share was $.04, compared to $.07 for 2000.

Liquidity and Capital Resources

As of December 31, 2001, the Company had $3.5 million in cash, cash equivalents and marketable securities, and working capital of  $4.4 million.  The Company also had a cash collateralized demand line of credit with a bank for borrowings of up to $250,000.  At December 31, 2001, there was approximately $200,000 available under this line for use in support of general working capital needs and the issuance of commercial and standby letters of credit.  The Company expects its current balance of cash, cash equivalents and marketable securities is sufficient to fund its operations at least for the next twelve months.

The Company’s cash and cash equivalents increased by $695,000 in the nine months ended December 31, 2001, due primarily to cash provided by financing activities of $574,000, and cash provided by investing of $844,000.  These were partially offset by cash used in operations of $724,000.

In the fiscal year ended March 31, 2001, the Company entered into a contract for approximately $203,000, subsequently increased by approximately $54,000, for the design and manufacture of new equipment for manufacturing its ENT EndoSheaths, and has made payments to the supplier of $141,000 as of December 31, 2001.  The Company expects to make other progress payments for the new equipment during the first six months of calendar 2002 of approximately $116,000.  The Company expects total spending for property and equipment will not exceed $350,000 for all of FY 02.  The Company expects the new ENT EndoSheath forming machine will be in place in January 2002, and the ENT EndoSheath assembly machine will be in place in June 2002.  In addition, as reported in the Company’s Form 10-K for the fiscal year ended March 31, 2001, the Company will continue to evaluate its investment in 3DV, and may make further investments if it believes it is in the best interests of the Company’s shareholders.

The Company conducts it operations in certain facilities leased from non-related parties.  These leases expire on various dates through August 2005.  Approximate future minimum lease commitments under these leases, including payments of a note payable in conjunction with certain leasehold improvements capitalized in fiscal year 2001, are as follows:

Year ended March 31,
2002	$80,000
2003	298,000
2004	224,000
2005	145,000
2006	60,000
Total	$807,000

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

Foreign Currency Exchange

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on the Company’s financial results.  The Company may attempt to limit this exposure by purchasing forward contracts, as required.  Most of the Company’s liabilities are settled within 90 days of receipt of materials.  At December 31, 2001, the Company’s liabilities relating to Japanese Yen were approximately $57,000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)        Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vision-Sciences, Inc.

Date: February 14, 2002	By:

/s/ Gerald B. Lichtenberger
Dr. Gerald B. Lichtenberger, Ph. D.
Vice President of Business Development

/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)