Form 10-K
period 2002-03-31
VISION SCIENCES INC /DE/
filed 2002-05-20
CIK 894237

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

.

        Aggregate market value of Common Stock held by non-affiliates of the Registrant as of May 1, 2002 based upon the last sale price of the Common Stock on the Nasdaq SmallCap Market as reported by Nasdaq:    $18,766,087

        Number of shares outstanding of the Registrant's Common Stock as of May 1, 2002: 27,105,355

        Documents incorporated by reference: Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

        This Business section should be read in conjunction with The Consolidated Financial Statements of the Company and its subsidiaries attached hereto as Appendix A, including the notes thereto.

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

        The Company manufactures EndoSheath products primarily for nasopharyngo-laryngoscopes ("ENT endoscopes"), sigmoidoscopes and bronchoscopes. The Company manufactures and sells a Slide-On™ ENT EndoSheath for use on its own flexible ENT endoscope, and Slide-On models for the ENT endoscopes of other major manufacturers of ENT endoscopes. The Slide-On ENT EndoSheath covers all surfaces of the endoscope that come in contact with the patient, but does not contain channels. The Company also manufactures and sells EndoSheaths for its own proprietary sigmoidoscope and bronchoscope. These models of EndoSheaths are designed to cover all surfaces of the endoscope that come in contact with the patient and, in addition, contains the air, water, suction and accessory channels that are integral parts of similar conventional flexible endoscopes. The Company's sigmoidoscope and bronchoscope do not contain these channels, as they are present in each of the EndoSheaths, as required. The Company has designed these endoscopes and complementary EndoSheaths to fit together, resulting in an insertion tube that is approximately the same diameter as conventional endoscopes. In addition to the Slide-On ENT EndoSheath and the EndoSheaths for video and fiber optic sigmoidoscopes and bronchoscopes, the Company has developed a family of disposable EndoSheath/reusable flexible endoscope systems for colonoscopy and gastroscopy.

        In December 1992, the Company began commercial shipments of its first EndoSheath, for use with one of its ENT endoscopes. In January 1993, the Company received clearance from the U.S. Food and Drug Administration (the "FDA") to market four additional disposable EndoSheaths for use with certain other ENT endoscopes. In February 1994, the Company received clearance from the FDA to market its black and white CCD video sigmoidoscope and EndoSheath system. In February 1995, the Company received clearance from the FDA to market its 130 cm length fiberoptic colonoscope and EndoSheath system and its fiberoptic gastroscope and EndoSheath system. In December 1995, the Company received clearance from the FDA to market its fiberoptic ENT scope. In December 1996, the Company received clearance from the FDA to market its fiberoptic bronchoscope and EndoSheath system. In January 1997, the Company received clearance from the FDA to market its color video sigmoidoscope. In April 1999, the Company received clearance from the FDA to market its Slide-On EndoSheath for use with not only the Company's ENT endoscope, but also for ENT endoscopes of other companies. In April 2002, the Company applied to the FDA for clearance to market its new Slide-On bronchoscope EndoSheath, for use with the Company's proprietary bronchoscope.

        The industrial segment designs, manufactures and markets flexible endoscopes for industrial markets, primarily aircraft maintenance, jet engine manufacturing and defense. In addition, the industrial segment manufactures and repairs flexible endoscopes for the medical segment.

        The corporate segment consists of certain administrative activities beneficial to the Company as a whole, and the management oversight of the Company's investments in 3DV Systems Ltd. ("3DV"), Vision Sciences, Ltd. and the Company's contribution to a University of Georgia research project in Egypt (the "Egypt Project").

        The Company was incorporated in Delaware in 1987 under the name Machida Incorporated. Since that time, the Company has acquired by merger Cyberex Corporation (in October 1988) and Vascu-Care, Inc. (in March 1989), and acquired pursuant to a share exchange Opielab, Inc. (in September 1990). The Company changed its name to Vision-Sciences, Inc. in December 1990. The Company's principal executive offices are located at 9 Strathmore Road, Natick, Massachusetts 01760. Its telephone number is (508) 650-9971.

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

        Rigid endoscopes generally utilize a stainless steel tube encasing a series of high resolution lenses to transmit the optical image. Most rigid endoscopes do not contain the channels that are characteristic of flexible endoscopes. Rigid endoscopes are currently utilized for diagnostic and surgical procedures such as arthroscopy, laparoscopy, and urological and gynecological procedures. While rigid endoscopes for other medical applications, such as bronchoscopes, sigmoidoscopes and nasopharyngo-laryngoscopes are still marketed, they have largely been supplanted by flexible endoscopes, which offer improved patient comfort and better handling capabilities. The Company does not currently plan to manufacture endoscopes for the rigid endoscope market.

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

        ENT Endoscopes.    These endoscopes are used for viewing the ears, nose, throat and larynx for diagnostic purposes, such as testing for throat cancer or sleep apnea. The Company estimates that based on industry sources, approximately 4 million such procedures were performed in the United States in 1995, generally by otolaryngologists and allergists in hospitals, clinics and physicians' offices.

        Gastrointestinal Endoscopes.    The Company estimates that based on industry sources, over 12 million flexible endoscopic procedures involving the screening, diagnosis or treatment of the colon, esophagus, stomach and duodenum were performed in the United States in 1995. Continued growth in such procedures is expected to result from an increase in sigmoidoscopies performed for the purpose of detecting cancer of the descending colon, as well as the increased medical needs associated with an aging population. The American Cancer Society has recommended that every adult over the age of 50 (currently approximately 70 million Americans) receive a screening sigmoidoscopy every three to five years.

        The most common flexible endoscopes used in gastrointestinal ("GI") endoscopy are as follows:

  •
  Sigmoidoscopes are used for viewing the sigmoid colon and descending colon for screening and diagnostic purposes, such as screening for colon cancer. An estimated 4.7 million procedures were performed in the United States in 1995 by gastroenterologists, family practitioners and general and colon-rectal surgeons in hospitals, clinics and physicians' offices, primarily on an outpatient basis.

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

        Pulmonary Endoscopes.    A bronchoscope and an intubation endoscope are flexible endoscopes used for viewing the trachea, bronchi and lungs for diagnostic and therapeutic purposes, generally by pulmonary specialists and anesthesiologists in a clinic or hospital setting. The Company estimates that based on industry sources, approximately 500,000 procedures using flexible bronchoscopes are performed in the United States annually. Because pneumonia is common in persons infected with the HIV virus, and because bronchoscopy is often used to make this diagnosis, there has been increased usage of bronchoscopes for this purpose, as well as greater recognition of the need to perform bronchoscopies in a contamination-free manner to protect both the HIV positive patients, who have weakened immune systems, and subsequent patients on whom the bronchoscope is used.

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

  •
  The repeated cleaning of a flexible endoscope subjects it to wear and tear, reduces its useful life and impairs the quality of its optics; in addition, improper cleaning can cause blocked channels, which require expensive endoscope repairs.

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

        Proper cleaning of conventional flexible endoscopes, even when done in compliance with the SGNA Guidelines, is difficult to achieve for a number of reasons. Firstly, the design of conventional flexible endoscopes, which includes channels, joints and crevices, makes it difficult to reach and clean all parts of the endoscope. As the SGNA Guidelines state, an endoscope's "complex and fragile structure presents problems in cleaning/disinfecting/sterilizing". Secondly, the Company believes the most important step in the cleaning process is the manual removal of organic material, and therefore, the opportunity for human error is always present, even if optimal cleaning procedures are followed. Finally, there are questions concerning the efficiency of some disinfecting agents used in the endoscope cleaning process. For example, in 1991 the FDA recommended that the medical profession cease the use of Sporicidin, a widely-used endoscope disinfectant, based upon the FDA's conclusion that this disinfectant does not work. The FDA has also required that the manufacturers of 2.4% glutaraldehyde-based disinfectants change the recommended soak time on their instructions for use from 20 minutes to 45 minutes, and increase the temperature from 20 degrees Celsius to 25 degrees Celsius. This longer soak time means slower turnaround on conventional scopes, and the increased temperature of the glutaraldehyde is hazardous due to increased caustic vapors released during heating.

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

        An FDA-sponsored study published in The American Journal of Medicine in March 1992 reported that 23.9% of the gastrointestinal endoscopes tested produced 100,000 or more bacterial colonies after all cleaning and disinfection procedures had been completed, and the endoscopes were deemed ready for use on the next patient. This study concluded that "actual disinfection/sterilization procedures for endoscopes are not always optimal, and high-level disinfection of gastrointestinal endoscopes is not always achieved." Numerous infectious agents, including tuberculosis and salmonella, have been reported in the medical literature as having been transmitted through the use of contaminated endoscopes. Concern about the risk of endoscopic cross-contamination has also been heightened by the increasing prevalence of the HIV and hepatitis viruses.

        The cleaning procedures required for endoscopes also subject medical personnel to health risks (such as severe eye, nose and throat irritation, nausea, headaches, asthma and skin rashes) from exposure to toxic disinfecting agents. The Occupational Safety and Health Administration has classified glutaraldehyde, a key ingredient in many endoscope disinfecting agents, as a highly toxic material and requires hospitals, clinics and physicians' offices to reduce the level of emissions to 0.2 parts per million wherever glutaraldehyde is used. In addition, toxic disinfectants must be disposed of in compliance with applicable environmental laws.

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

Company Strategy

        The Company's primary business strategy is to develop, manufacture and market products for endoscopy which have infection-control and economic advantages over conventional flexible endoscopes. To implement this strategy, the Company has developed, and is marketing and selling, ENT EndoSheaths for use with certain conventional flexible ENT endoscopes currently sold by the Company and by other manufacturers. Health-care providers simply load the Slide-On ENT EndoSheaths on the insertion tube of an ENT endoscope without the aid of other equipment, such as air pumps, and slide them off and dispose of them when the procedure is completed. The ENT endoscope is ready for use in minutes for the next patient. The Slide-On ENT EndoSheath fits snugly on the insertion tube, and has a proprietary clear plastic window that allows viewing the cavity, without glare, from a light source. In addition, the Company has developed, and is marketing and selling, a family of disposable EndoSheath/reusable flexible endoscope systems for gastrointestinal endoscopy and pulmonary endoscopy. This family of products consists of two main components—a proprietary sterile disposable sheath, known as an EndoSheath, and a reusable flexible endoscope incorporating the Company's proprietary design. The Company is also developing a Slide-On bronchoscope EndoSheath to replace its current bronchoscope EndoSheath. The primary advantages of the new Slide-On bronchoscope EndoSheaths are expected to be its ease of use and lower cost, compared to the current product.

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

  •
  It reduces endoscope wear and tear resulting from repeated cleaning and reduces endoscope repair costs, as the air, water, suction and accessory channels that are the source of a majority of repairs have been made part of the disposable EndoSheath.

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

        During the fiscal years ended March 31, 2000, 2001 and 2002, ("FY 00", "FY 01", "FY 02", respectively) the Company has also pursued a strategy of exploring diversification toward the development of improved endoscopes and related imaging devices. Included in these exploratory areas have been the following:

  •
  The use of advanced CMOS sensors in video endoscopes, in order to reduce their cost and size over traditional CCD sensored video endoscopes.

  •
  The use of 3-Dimensional visualization enhancements to improve the perception of endoscopic images for both medical and industrial markets.

        These areas of exploration have been undertaken through an agreement with Imagineering, Ltd. and through an investment in 3DV, two Israeli corporations. The goal of these investigations has been to analyze opportunities to further leverage the Company's core competencies in its current markets, while at the same time analyzing new technologies the Company may develop or acquire to enhance its offerings.

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

Medical Segment

  ENT EndoSheaths and Endoscopes

        The Company has developed a family of Slide-On ENT EndoSheaths for use with its own ENT endoscope and with ENT endoscopes manufactured by other companies. Slide-On EndoSheaths do not require the use of a pump to inflate the EndoSheath during installation onto an endoscope. Rather,

Slide-On EndoSheaths are made of proprietary materials that allow the health-care provider to slide the EndoSheath onto the insertion tube of an ENT endoscope. Slide-On EndoSheaths have proximal connectors that attach to the strain relief of any ENT endoscope, allowing a snug fit. In addition, Slide-On ENT EndoSheaths have an optically clear window that fits securely over the ENT endoscope tip, preventing glare. After the procedure is completed, the health-care provider slides the EndoSheath off the endoscope and disposes of it. In general, ENT endoscopes do not contain air, water, suction or accessory channels, as do endoscopes designed for use in gastroenterology. Therefore, the Company's Slide-On ENT EndoSheaths, designed to be the only component that comes into contact with the patient, do not contain channels. This makes the product simpler and less expensive than EndoSheaths designed for use with endoscopes that do contain channels. The Company has also developed its own ENT endoscope, the ENT-2000. The ENT-2000 has state-of-the-art fiberoptic bundles, is designed for inexpensive repairs and has other features that the Company believes make it competitive with ENT endoscopes of other major manufacturers. In December 1995, the Company received clearance from the FDA to market its own fiberoptic ENT scope, and in April 1999, the Company received clearance from the FDA to market its Slide-On ENT EndoSheath for use with the Company's ENT endoscope and with the endoscopes of other manufacturers.

  Gastrointestinal and Pulmonary EndoSheath/Endoscope Systems

        The Company has developed a family of proprietary flexible endoscope systems for GI and pulmonary applications consisting of two main components—proprietary, sterile, disposable EndoSheaths and reusable, flexible endoscopes incorporating the Company's proprietary design. The EndoSheaths and endoscopes included in these systems are functional only when used together.

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

        Sales of the medical segment were approximately $3.5 million, or 52% of the Company's net sales, in FY 02. The Company expects that net sales of these products over the next several years will grow and constitute an increasing percentage of the Company's total business.

Industrial Segment

        Under the Machida name, the Company designs, manufactures and markets flexible borescopes, which are similar in design to endoscopes and are used for inspection and quality-control functions in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Through Machida, the Company was the first to offer a flexible borescope with a grinding attachment that allows users to "blend", or smooth, small cracks in small turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay. The Company also offers a variety of ancillary products for use with flexible endoscopes and borescopes, such as light sources, cameras, adapters, accessories and imaging systems. Sales of industrial segment products were approximately $3.2 million, or 48% of the Company's net sales, in FY 02. The Company expects that net sales of these products over the next several years will remain relatively constant and will constitute a decreasing percentage of the Company's total business.

Sales and Marketing

Medical Segment

        The customers for the Company's disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), gastroenterologists, colon and rectal surgeons, pulmonologists and primary care physicians in hospitals, medical clinics and physicians' offices. As of May 1, 2002, the Company had five sales and marketing employees, and utilized 17 independent sales representatives in the United States and 14 independent distributors in Europe, Australia and Japan. The Company intends to expand this indirect sales force over the next year.

        Although the Company has no specific plans or commitments in this regard, the Company may also license to one or more third parties rights to manufacture and sell reusable flexible endoscopes incorporating the Company's proprietary design features, while retaining the rights to manufacture and sell the EndoSheaths used with these endoscopes.

Industrial Segment

        The Company's borescopes are sold both directly by its Machida subsidiary and through independent sales representatives. Sales of industrial products declined by 8% in FY 02, compared to FY 01. This decline was due to lower demand for repair of borescopes. The Company believes this reduction in sales is due to the events of September 11, 2001 that resulted in lower demand for air travel. The lower demand for air travel lead to jet engines being used less often, resulting in lower demand for maintenance and repairs of those engines.

International Sales and Sales to Major Customers

        Sales to unaffiliated customers outside of the United States were approximately $1,239,000, $1,606,000 and $1,830,000 for FY 00, FY 01 and FY 02, respectively. In FY 02, sales to foreign customers accounted for approximately 34% of the Company's annual net sales of its medical segment and 20% of net annual sales of its industrial segment. The Company experienced increased sales of its medical products to foreign customers in Europe in FY 02. This increase was due to increased demand for the Company's Slide-On ENT EndoSheath arising from concerns regarding cross-infection, specifically about the spread of variant Creutzfeldt-Jacob disease. The Company expects to sell its medical segment products outside of the United States in the fiscal year ending March 31, 2003 ("FY 03") in approximately the same proportion as in FY 02. The Company currently sells certain models of its borescopes and repair services outside of the United States.

        During FY 00, no customer accounted for more than 10% of net sales. During FY 01 and FY 02, Pratt Whitney accounted for 11% and 13%, respectively, of net sales.

Backlog

        The Company had an order backlog of approximately $242,000 at March 31, 2002, compared to a backlog of approximately $523,000 at March 31, 2001. The backlog of the medical segment increased by approximately $106,000, while the backlog of the industrial segment declined by approximately $387,000. The increase in the medical segment backlog is primarily due to improved outreach to customers and the offer of lower prices for initial users of the Slide-On ENT EndoSheath. The lower backlog in the industrial segment is due to lower demand for new borescopes and repair services. The Company expects to fill over 75% of such order backlog in the current fiscal year.

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

        The Company assembles its flexible endoscopes for the medical and industrial segments at its Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by the Company. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles for all endoscopes manufactured for the medical markets and operator control bodies for sigmoidoscopes, are currently being purchased solely from Asahi, which is the parent company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 2003, subject to earlier termination by mutual consent or upon breach or bankruptcy, and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Asahi, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. To date, the Company has encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for the Company's ENT endoscopes or for its proprietary flexible endoscopes designed for use with its EndoSheaths. However, there can be no assurance that no difficulties or delays will be experienced in the future as the Company increases its manufacturing operations. The industrial segment purchased approximately $859,000 and $760,000 of products from Pentax, a subsidiary of Asahi, in FY 02 and FY 01, respectively.

        The Company's borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from Machida Endoscope Company, Ltd., an unaffiliated Japanese company. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

        The Company purchases light sources, cameras, adapters, accessories and imaging systems for industrial applications from a variety of vendors.

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

        The flexible endoscopes and related products currently sold and under development by the Company face competition primarily from medical products companies such as Olympus and Pentax. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for the Company's products. The principal competitors for the Company's industrial products are Olympus and Welch Allyn, Inc.

        Many of the Company's competitors and potential competitors have greater financial resources, research and development personnel and manufacturing and marketing capabilities than the Company. In addition, it is possible that other large health care companies may enter the flexible endoscope market in the future.

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

        The Company and its subsidiaries currently hold 24 U.S. patents and have 8 patent applications pending. In addition, the Company has 17 foreign patents and has 6 patent applications pending. All of these patents relate to its disposable EndoSheaths and reusable flexible endoscopes. These issued patents will expire on various dates in the years 2004 through 2019. In addition to those listed above, the Company has 6 patent applications pending in the U.S. and 6 corresponding foreign applications for CMOS image sensor design patents. There can be no assurance that the Company's pending patent applications will result in patents being issued or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. In addition, in the event that another party infringes the Company's patent rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success.

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

        Effective July 1998, the Company's Natick, Massachusetts facility was certified as having established, and is maintaining, a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, both the Natick and Orangeburg, New York facilities received their EC certificate, indicating they maintain a quality system that conforms to the essential requirements of the Council Directive 93/42/EEC, and apply this system at every stage from design to final controls. In June 2001, the Company's Natick facility was re-certified as maintaining a quality system that meets the requirements of ISO 9001 and EN 46001. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's QSR, which regulate their design, manufacturing, testing, quality control and documentation procedures. The Company is also required to comply with the FDA's labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. The Company's compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain its ISO 9001 status.

        The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with ISO 9001 and the FDA's QSR and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on the Company.

Third-Party Reimbursement

        Hospitals, medical clinics and physicians' offices that purchase medical devices such as the Company's EndoSheaths and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. The Company believes, based upon its knowledge of third-party reimbursement practices, advice from consultants in this area and nine years of selling experience, that third-party reimbursement is available for most procedures that utilize its disposable Slide-On ENT sheath and its EndoSheath/reusable flexible endoscope systems. However, not all third-party payors will reimburse health-care providers for the cost of the Company's EndoSheath.

        Third-party payors use a variety of mechanisms to determine reimbursement amounts for procedures such as endoscopies. In some cases, reimbursement amounts are based upon the provider's costs associated with the procedure, including materials costs. In such a situation, the cost of the EndoSheath used in the procedure would likely be covered by the reimbursement payment. In other cases, payment is based upon amounts determined by the Centers for Medicare & Medicaid Services ("CMS"), successor to the Health Care Finance Administration ("HCFA"), a governmental agency under the U.S. Department of Health and Human Services. As part of its responsibilities, CMS assigns relative value units ("RVUs") to over 10,000 physician services. An RVU for a specific procedure is comprised of values for work, practice expense and malpractice insurance, and when multiplied by a Conversion Factor, represents a dollar value for a specific procedure. Historically, the practice expense component of an RVU was calculated using a charge-based system. Section 121 of the Social Security Act Amendments of 1994 required CMS to replace the charge-based practice expense RVUs with new resource-based ones. The Balanced Budget Act of 1997 requires a four-year transition from the charge-based system to the resource-based system beginning January 1, 1999. During calendar 2000, the practice expense component of the RVUs was comprised of 50% of the charge-based system and 50% of the resource-based system. In 2002, the practice expense component of the RVUs is based 100% upon the resource-based system.

        Under the charge-based system, CMS had a policy of reducing the practice expense RVUs for certain services by 50% when those services were performed in a facility setting. Under the resource-based system, this policy will not be applicable, as CMS has developed practice expense RVUs specific to facility and non-facility settings. Generally, under the resource-based system, the facility practice expense RVUs will be used for services performed in inpatient or outpatient hospital settings, emergency rooms, skilled nursing facilities or ambulatory surgical centers. The non-facility practice expense RVUs will be used for services performed in all other settings. Based upon a review of calendar year 2002 RVUs for flexible sigmoidoscopies, the Company believes health care providers will receive payments totaling 75% more per procedure for performing them in non-facility settings in 2002 compared to performing these services in facility settings. The increase in the RVUs for practice expense is based upon extensive reviews by CMS of actual practice expense data from the Clinical Practice Expert Panel and the American Medical Association's Socioeconomic Monitoring System.

        The Company believes that, based upon the new resource-based practice expense RVU, the number of flexible sigmoidoscopies performed in non-facility settings will increase. This increase will be due primarily to the increased differential in payments that providers will receive for performing these procedures. As these procedures move to non-facility settings, providers will have to contend with the cost and effort required to clean endoscopes. The Company believes its disposable EndoSheath/reusable flexible endoscope systems, which eliminate the time and cost of cleaning endoscopes, will provide a positive economic alternative to the use of conventional equipment. This economic alternative is based upon the provider not having to purchase multiple endoscopes, expensive sterilizing equipment and supplies and not having to spend valuable provider time cleaning endoscopes. In addition, the Company believes that the increase in the population of people over 50 years old will increase the potential number of procedures that providers will be performing. There are approximately 70 million people in the United States between 50 and 79 years old. The American Cancer Society recommends people over the age of 50 receive flexible sigmoidoscopies every three to five years as part of a program for the early detection of colorectal cancer. The Company believes its disposable EndoSheath system combined with the resource-based system for setting values for physician services together represent a sound economic method to screen for colorectal cancer.

        There can be no assurance that third-party reimbursement will continue to be available for procedures performed with the Company's products or that the cost of the Company's EndoSheaths would be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. The Company believes that the failure of users of the Company's products to obtain adequate reimbursement from third-party payors has had, and could continue to have, a materially adverse effect on the Company.

Product Liability and Insurance

        The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for FY 03. The Company will re-evaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

Research and Development

        The Company believes that its future success depends in part upon its ability to develop new products and enhance its existing products. In the past the Company has devoted significant funds and efforts to research and development.

        The Company's research and development expenses, excluding stock-based compensation charges, in FY 00, FY 01 and FY 02 were approximately $262,000, $457,000 and $216,000, respectively. The increase in research and development expenses for FY 01 was due primarily to the costs associated with the Egypt Project. In September 2000, the Company contributed $269,000 to the University of Georgia ("UGA") in support of Phase I of the University of Georgia Hepatitis Project, Proposal No. 022297-01 (the "Egypt Project"). The Egypt Project is designed to determine the occurrence of cross-infection among patients who undergo gastroscopies in Cairo, Egypt. As of May 1, 2002, the Egypt Project had not proceeded far enough to report results of the study. Depending upon the results of Phase I of the Egypt Project and the availability of funds, the Company will determine in FY 03 whether to proceed with funding Phase II of the Egypt Project.

        During FY 00, the research and development efforts focused on continued improvement in the Slide-On ENT EndoSheath, and in completing innovations related to CMOS sensors. The efforts in the CMOS area were undertaken primarily through the Company's relationship with a consultant to Imagineering, Ltd., a corporation with whom the Company has an agreement, and were managed by the Company's corporate segment and its subsidiary, Vision Sciences, Ltd. in Israel. These efforts have resulted in the Company's filing for six patents in the U.S. and for six corresponding foreign patents during FY 01 and FY 02. During FY 01, the research and development efforts focused on filing patent applications related to CMOS sensors, funding the Egypt Project and developing enhancements to the Slide-On ENT EndoSheath. In FY 02 the research and development efforts focused on developing a Slide-On ENT EndoSheath with an attached channel to allow biopsy sampling, and on developing a Slide-On bronchoscope EndoSheath.

Employees

        As of April 30, 2002, the Company had 64 employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success depends in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

Item 2.    Properties

        The operations of the Company's medical segment currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease that expires in October 2003. The operations of the Company's industrial segment, and the offices of the Company's corporate segment are located in Orangeburg, New York under a lease for approximately 10,000 square feet, which expires in August 2005.

        The Company's Natick and Orangeburg facilities are registered with the FDA as medical device manufacturing facilities and, therefore, are subject to the FDA's QSR regarding manufacturing, testing, quality control and documentation procedures. The Company believes that the physical characteristics and layouts of these facilities are adequate to manufacture its products in compliance with applicable FDA regulations. In addition, the Company's Natick facility is registered as meeting the requirements of ISO 9001, EN 46001 and Council Directive 93/42/EEC, allowing the Company to sell its medical products in Europe.

        The Company believes that its existing facilities are adequate for its current needs.

Item 3.    Legal Proceedings

        As of March 31, 2002, there were no material legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their properties are subject.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's security holders during the last quarter of FY 02.

Executive Officers of the Company

        Katsumi Oneda, age 64, a co-founder of the Company, has been President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since October 1993. He served as Vice-Chairman of the Board of Directors of the Company from May 1992 to October 1993, as Honorary Chairman of the Board of Directors from October 1991 to October 1993, and as Chairman of the Board of Directors from September 1990 to October 1991. Mr. Oneda is a director of several private companies. He has been a director of the Company since 1987, and is a member of the Executive Committee.

        Lewis C. Pell, age 59, a co-founder of the Company, has been Vice-Chairman of the Board of Directors of the Company since May 1992, and is a member of the Executive Committee. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder, or co-founder, and a director of a number of other privately-held medical device companies.

        Gerald B. Lichtenberger, Ph.D., age 57, has served as Vice President, Business Development since December 1998, and as Secretary since January 1997. From January 1997 to December 1998 he served as Executive Vice President and Chief Operating Officer of the Company. Mr. Lichtenberger has been a director of the Company since 1997. Prior to joining the Company, Dr. Lichtenberger served since 1990 as President and a Director of iSight, Inc., a developer and manufacturer of digital video cameras and components. He has been a director of the Company since 1997.

        James A. Tracy, age 53, joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996 Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. Mr. Tracy received a CPA certificate in 1975.

        Isao Fujimoto, age 54, has served as Vice President Manufacturing and Engineering of the industrial segment since January 1995. Mr. Fujimoto joined the Company in 1975, and served in a variety of roles in the manufacturing and engineering departments from that date to January 1995.

        Mark S. Landman, age 48, has served as Vice President Operations of the medical segment since July 1999. Mr. Landman joined the Company in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

        Jitendra Patel, age 49, has served as Vice President Sales and Marketing of the industrial segment since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for the industrial segment.

        Thomas Olmstead, age 48, joined the Company on October 1, 2001, as Vice President Sales and Marketing for the medical segment. From April 2000 to August 2001, Mr. Olmstead served as the Marketing Manager for the Pulmonary Endoscopy Products Group of C.R. Bard, a medical device company. From August 1996 to April 2000, Mr. Olmstead served as the General Manager of Mill-Rose Laboratories, Inc., a medical device manufacturer.

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

Fiscal Year Ended March 31, 2001	High	Low
1st Quarter	2.63	1.13
2nd Quarter	1.63	1.06
3rd Quarter	1.38	.56
4th Quarter	1.38	.63
Fiscal Year Ended March 31, 2002	High	Low
1st Quarter	2.05	.83
2nd Quarter	1.54	.70
3rd Quarter	1.27	.65
4th Quarter	1.82	.81

        Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        As of May 1, 2002, there were 27,105,355 outstanding shares of Common Stock held by 232 stockholders of record, in addition to which there were approximately 1700 beneficial stockholders.

        The Company has never paid cash dividends on its Common Stock, and the Company does not expect to pay any cash dividends on its Common Stock in the foreseeable future. In accordance with a demand line-of-credit agreement that the Company has with a bank, the Company is prevented from paying cash dividends on its Common Stock.

        On June 13, 2001, the Company completed a private equity placement with Mr. Alan Baidun, a private investor not previously affiliated with the Company, in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company sold an aggregate of 582,524 shares of common stock at a price of $1.03 per share, which represented 90% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended May 31, 2001. The Company received an aggregate consideration of $600,000 for the newly issued shares of common stock.

Item 6.    Selected Financial Data

        The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes on Appendix A to this report.

	Year Ended March 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$7,998	$7,476	$7,055	$7,209	$6,713
Gross profit	1,419	1,274	2,262	2,560	2,222
Net loss from operations	(2,902)	(1,965)	(1,561)	(1,173)	(1,181)
Net loss	(2,578)	(2,139)	(4,778)	(1,291)	(1,895)
Net loss per share	(.17)	(.12)	(.24)	(.06)	(.07)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,891	$3,195	$1,581	$3,812	$3,142
Total assets	6,172	7,882	4,908	7,195	6,000
Total liabilities	2,355	2,433	1,993	1,969	1,878
Stockholders' equity	3,817	5,450	2,914	5,226	4,122

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

        Vision-Sciences, Inc. develops, manufactures and markets unique flexible endoscope products for the medical device and the industrial device markets. The medical segment manufactures and markets unique disposable sheaths that are used by health-care providers to cover the insertion tube of flexible endoscopes, such as Ear-Nose-Throat ("ENT") endoscopes, sigmoidoscopes and bronchoscopes. The EndoSheaths allow the health-care providers to process more patients economically by avoiding the cleaning of the endoscopes after use on each patient. In addition, the sheaths are sterile, thus ensuring each patient a contaminant-free product.

        The industrial segment designs, manufactures and markets flexible endoscopes for industrial users, and manufactures and repairs flexible endoscopes for the medical segment. Industrial users comprise primarily the aircraft maintenance, jet engine manufacturing and defense markets.

        The corporate segment consists of certain administrative activities beneficial to the Company as a whole, and the management oversight of the Company's investments in 3DV, Vision Sciences, Ltd and the Egypt Project.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. See the Notes to the Consolidated Financial Statements included elsewhere herein. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based upon the Company's historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company's judgments, the results could be materially different from the Company's estimates. The Company's critical accounting policies include the following.

Revenue Recognition

        The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on management's judgment regarding the collectibility of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Income Taxes

        The income tax policy followed by the Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company follows very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required.

Fair Value

        Financial instruments, including derivatives and non-qualified options to purchase Company stock, require disclosures of an estimate of their fair values. Fair values are based on listed market prices, where possible. The Company accounts for certain non-qualified options to purchase Company stock in accordance with the Emerging Issues Task Force ("EITF") 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and carries these contracts at fair value, with any changes in fair value recorded in the results of operations. Fair values for certain non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

Results of Operations

Fiscal Years Ended March 31, 2002 and 2001

        Net sales in FY 02 were approximately $6,713,000, a decrease of $496,000, or 7%, compared to FY 01. Sales of the medical and industrial segments declined by $211,000, or 6%, and $285,000, or 8%, respectively. The decrease in sales of the medical segment was primarily due to a lower volume of GI EndoSheaths and lower prices received for ENT EndoSheaths. These reductions were partially offset by higher volume of ENT endoscopes. The Company believes the decrease in sales of the industrial segment was primarily due to a decline in orders from the aircraft industry resulting from the events of September 11, 2001.

        Sales of GI EndoSheaths declined by $375,000, or 42%, in FY 02, compared to FY 01. This decrease was primarily due to lower unit volume of EndoSheaths, resulting from customers switching to conventional endoscopes, believing there are cost advantages to cleaning conventional endoscopes, primarily due to the lack of reimbursement for use of the Company's EndoSheath. Without additional sales of the Company's proprietary sigmoidoscope or changes to the reimbursement procedures, the Company expects sales of its GI EndoSheath to be flat, or decline, in FY 03, compared to FY 02. Sales of ENT EndoSheaths decreased by approximately $92,000, or 4%, compared to FY 01. Sales to domestic users declined by $99,000, while sales to international distributors increased by $7,000. The Company instituted a program of lower unit prices in FY 02 for both domestic and international customers, with the goal of increasing unit volume. The program was partially successful, as unit volume increased by approximately 10% overall to approximately 238,000 units, 5% from domestic customers and 14% from international distributors. However, the increase in unit volume was not sufficient to offset the lower prices. In total, the Company shipped 55% of ENT EndoSheaths units to international distributors, compared to 53% in FY 01, and those units accounted for 38% of total ENT EndoSheath sales dollars, compared to 36% in FY 01.

        In the fourth quarter of FY 02, the Company instituted an additional program of lower unit prices for incremental new sales to domestic customers, combined with a pro-active outreach by Customer Service employees, that also included an increased commission for its independent sales representatives and Customer Service personnel. That program resulted in an increase in unit volume of 21% for the fourth quarter. The Company expects to continue this program for at least the first two fiscal quarters of FY 03.

        Sales of ENT endoscopes increased by approximately $214,000, or 45%, in FY 02, compared to FY 01. The unit volume increased 50% in both the domestic and international markets. The average selling price ("ASP") declined by approximately 6% domestically, and was flat for international sales. The Company believes the increased demand for endoscopes was primarily due to a more effective positioning of the Company's product in the competitive marketplace, and lower prices to the domestic users. In addition, improved product positioning and appropriate changes to the distributor network, especially in Europe, resulted in higher volume to international distributors.

        The Company believes that the lower sales of the industrial segment were primarily due to the events of September 11, 2001. After those events, air travel declined by over 20%, reducing the need to repair jet engines. The Company does not expect sales to this market to recover for at least the first two fiscal quarters of FY 03.

        Gross profit was $2,222,000 in FY 02, a decrease of $338,000, or 13%, compared to FY 01. Gross profit was 33% of sales in FY 02, compared to 36% of sales in FY 01. Gross profit in the medical segment in FY 02 was approximately $1,004,000, or 29% of sales, compared to approximately $1,256,000, or 34% of sales, in FY 01. Gross profit in the industrial segment was approximately $1,218,000, or 37% of sales, in FY 02, compared to approximately $1,304,000, or 37% of sales in FY 01. The gross profit of the industrial segment included reductions in inventory reserves of approximately $219,000 in FY 02 that were established in prior years and no longer required.

        The reduction in gross profit in the medical segment was primarily due to the lower prices received for ENT EndoSheaths and the lower volume of GI EndoSheaths, offset partially by the higher volume of ENT endoscopes. In addition, overhead costs increased, primarily due to higher labor and fringe benefit costs. The reduction in gross profit in the industrial segment was primarily due to the lower sales volume, offset partially by lower costs for facilities and favorable exchange rates for Japanese Yen.

        Selling, general and administrative ("SG&A") expenses were approximately $3,094,000 in FY 02, an increase of approximately $156,000, or 5%, compared to FY 01. SG&A expenses were 46% of sales in FY 02, compared to 41% in FY 01. SG&A expenses increased by approximately $121,000, or 9%, in the medical segment. This increase was primarily due to higher costs for payroll and fringe benefits and travel costs incurred to promote sales. SG&A expenses in the industrial segment decreased by approximately $36,000, primarily due to lower costs for product promotion, especially after September 11, 2001. In addition, the industrial segment had lower facilities costs. SG&A expenses in the corporate segment increased by approximately $71,000, primarily due to higher costs for payroll and fringe benefits.

        Research and development ("R&D") expenses were approximately $216,000 in FY 02, a decrease of $241,000, or 53%, compared to FY 01. R&D expenses were 3% and 6% of sales in FY 02 and FY 01, respectively. R&D expenses decreased primarily due to approximately $269,000 of costs for the Egypt Project not recurring in FY 02. The Egypt Project has not progressed as quickly as the Company had planned, and remains in Phase I. The Company's participation in Phase II of the Egypt Project will depend upon the results on Phase I and the expected costs of Phase II. The Company expects to determine its participation in Phase II in FY 03. The Company expects to incur higher costs for R&D in FY 03, primarily due to its participation in Independent Review Boards ("IRB") for its new Slide-On bronchoscope EndoSheath. In addition, the Company expects to continue development efforts to enhance its Slide-On ENT EndoSheath, with the goal of adding a channel to that device that allows ENT doctors to perform procedures in their offices that currently can only be performed in hospitals and clinics.

        Stock-based compensation costs were $94,000 in FY 02, a decrease of $244,000, or 72%, compared to FY 01. The Company follows accounting guidelines issued by the EITF No. 00-19 for valuing non-qualified options at fair value. According to the transition rules established by EITF No. 00-19, the Company recorded a charge of $327,000 in the three months ended June 30, 2001, as a cumulative effect of a change in accounting principle. Subsequent to June 30, 2001, the Company recorded changes in the fair value of those options in its operating costs. In FY 01, all the costs for those options were recorded in the operations of the Company.

        Interest income was approximately $119,000 in FY 02, an increase of $5,000, compared to FY 01. Although interest rates declined in FY 02, compared to FY 01, the Company had larger cash balances on hand during FY 02, primarily due to the sale of common stock in December 2000.

        The equity in losses of 3DV increased to $500,000 in FY 02, compared to $222,553 in FY 01. In March 2001, the Company invested $500,000 in Series A Convertible Subordinated Notes (the "Notes") of 3DV. As of March 31, 2001, the Company owned approximately 24% of the outstanding shares of 3DV. In the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000. The Company accounts for its investment in 3DV using the equity method of accounting. As a result, the Company recognized equity in losses of 3DV of $500,000 in the three months ended June 30, 2001, offsetting the Company's investment in 3DV. 3DV is a company in the development stage, and continues to seek new capital.

        The Company does not expect to participate in further investments in 3DV in the same proportion as its ownership of the outstanding shares of 3DV. However, the Company will continue to evaluate its investment in 3DV, and may make further investments if it believes these to be in the best interests of the Company's shareholders.

        The Company's loss per share in FY 02 was $.07, compared to a loss per share of $.06 in FY 01. The operating loss per share in FY 02 was $.04, compared to an operating loss per share of $.05 in FY 01. The lower operating loss per share in FY 02 is primarily due to the larger number of shares outstanding, following the issuance of 5,587,418 shares in a private placement in December 2000.

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

        Gross profit in FY 01 was approximately $2,560,000, or 36% of sales, compared to approximately $2,262,000 or 32% of sales in FY 00. The gross profit of the medical segment in FY 01 was approximately $1,256,000, or 34% of sales, and included a reduction in inventory reserves of approximately $78,000 that were established in prior years and no longer required. The gross profit of the medical segment in FY 00 was approximately $860,000, or 26% of sales, and included no reduction in inventory reserves. The increase in gross profit of the medical segment was due primarily to more efficient manufacturing operations, resulting from a higher volume of production of ENT EndoSheaths.

        The gross profit of the industrial segment was approximately $1,304,000, or 37% of sales in FY 01, and included a reduction in inventory reserves of approximately $245,000 that were established in prior years and no longer required. The gross profit of the industrial segment in FY 00 was $1,402,000, or 38% of sales, and included a reduction of inventory reserves of approximately $200,000 that were established in prior years and no longer required. The decrease in gross profit of the industrial segment was due primarily to the lower sales volume and the mix of products shipped.

        Selling, general and administrative expenses, including stock-based compensation, for FY 01 were approximately $2,990,000, a decrease of approximately $149,000 from FY 00. These costs were 41% of sales in FY 01, compared to 44% of sales in FY 00. Expenses for selling and marketing decreased in FY 01 by approximately $92,000, or 7%, compared to FY 00. These costs decreased due to lower expenses of approximately $115,000 in the industrial segment for commissions, product promotion and space costs. These reductions were partially offset by an increase of approximately $23,000 in the medical segment, primarily due to higher costs for payroll and product promotion. Administrative expenses declined by approximately $57,000 due primarily to lower costs for payroll, travel and entertainment and other costs.

        Research and development expenses, including stock-based compensation, increased by $59,000, and were 10% of sales in FY 01 and in FY 00. The higher expenses for research and development were due to costs of the Egypt Project, offset partially due to lower costs for stock-based compensation, payroll and fringe benefits. The Company spent approximately $269,000 to fund Phase I of the Egypt Project in FY 01. In addition, during FY 01, the Company incurred higher costs related to applications for patents for the innovations received by the consultant to Imagineering Ltd.

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

        The equity in losses of 3DV decreased to $222,553 in FY 01 from $3,331,347 in FY 00. In the three months ended June 30, 2000, 3DV incurred losses of approximately $2,412,000. The Company's investment in 3DV totaled $222,553 at March 31, 2000, and accordingly, the Company recognized equity in losses of 3DV of the total value of that investment in the three months ended June 30, 2000. The Company recognized no losses in the three-month periods ended September 30, 2000, December 31, 2000 and March 31, 2001. In FY 00, the Company recognized $3,331,347 of the losses of 3DV.

        The Company's loss per share was $.06 in FY 01, compared to a loss per share of $.24 in FY 00. Excluding the equity in losses of 3DV, compensation expense related to an option granted to a non-employee in FY 00 and the expenses of the Egypt Project, the pro forma loss per share would have been $.02 in FY 01, compared to $.05 in FY 00.

Liquidity and Capital Resources

        In FY 02, the amount of cash used in the Company's operations was approximately $913,000. In FY 01 the Company used $562,000 of cash from operations. In FY 02 the medical and industrial segments used cash of approximately $338,000, while the corporate segment used cash of approximately $575,000. The medical segment used cash of approximately $355,000 to fund operations, while the industrial segment generated cash of approximately $17,000 from operations. The corporate segment used cash primarily for operations.

        Cash generated in investing activities was approximately $680,000, comprised of proceeds from the sales of and maturities of marketable securities, partially offset by the purchase of property and equipment. Purchases of property and equipment were primarily for new manufacturing equipment and an upgrade of computer systems for the medical segment.

        The Company expects to complete the installation of the new manufacturing equipment in the first half of FY 03. In addition, the Company expects to upgrade the computer systems of the industrial segment in the first half of FY 03.

        The Company expects the new manufacturing equipment will increase its capacity to manufacture ENT EndoSheaths by approximately 50%, allowing overhead to be spread over a greater volume of parts, thereby reducing the cost to manufacture ENT EndoSheaths. The Company believes that by reducing the cost of the ENT EndoSheaths, it will be able to consider continuing the program of lower unit prices for ENT EndoSheaths beyond the second quarter of FY 03.

        Cash generated from financing activities totaled approximately $554,000. The primary source of this cash was the completion of a private placement of 582,524 shares of the Company's Common Stock in June 2001. See Note 6 to the accompanying financial statements for further discussion.

        Accounts receivable decreased by approximately $314,000 in FY 02. The decrease in accounts receivable is primarily due to lower sales of the industrial segment in the fourth quarter of FY 02, compared to the same period in FY 01. Approximately 65% of this segment's sales have historically been to the aircraft engine manufacturing and repair markets. Subsequent to the events of September 11, 2001, the market for these products dropped precipitously, resulting in lower sales of the industrial segment. In addition, the days sales outstanding declined to 44 at March 31, 2002, compared to 49 at March 31, 2001.

        The composition of customers in the medical segment includes domestic hospitals, large and small clinics, individual doctor's offices and international distributors. Many domestic customers experience delays in their cash flow due to the general slowness of payments in the health care industry. The composition of customers in the industrial segment includes large and small industrial companies, and aircraft maintenance companies. To offset the market condition of the medical segment and to be responsive to the needs of customers in both segments, the Company offers payment of invoices using credit cards. This method of payment increased collections to 11% of sales in the fourth quarter of FY 02, compared to 5% of sales in the same period in FY 01. The Company monitors its customer accounts formally on a monthly basis, and more often as necessary. During FY 02, the Company experienced improved collections from its customers, allowing a reduction in the allowance for doubtful accounts. The Company will continue to monitor its receivables and will adjust the allowance for doubtful accounts accordingly.

        The Company currently plans to spend no more than $350,000 on capital equipment in FY 03. These capital expenditures are expected to relate primarily to manufacturing equipment and computer equipment and software. At March 31, 2002, the Company had a remaining commitment for approximately $24,000 to complete payment for the new manufacturing equipment. The Company had sufficient cash on hand at March 31, 2002 to fund this requirement.

        In September 2000, the Company executed a loan of $105,000 from the owner of the facility in which the industrial segment operates to fund leasehold improvements. The loan bears interest at 12%, is payable over a twenty-four month term beginning September 2000 and was personally guaranteed by two of the Company's stockholders/executives. The balance due the owner was $23,989 and $76,920 at March 31, 2002 and 2001, respectively. The Company had sufficient cash on hand at March 31, 2002 to fund this requirement.

        At March 31, 2001, the Company's principal sources of liquidity included $3.1 million in cash, cash equivalents and marketable securities. In addition, the Company has a demand line of credit with a bank under which the Company may borrow up to $250,000 in cash, net of any outstanding letters of credit. At March 31, 2002, the Company had acceptances payable totaling approximately $43,000 that were paid on April 8, 2002 and May 6, 2002. The Company has pledged $250,000 to secure the bank line of credit. The line was renewed in January 2002. Any borrowing under this demand line would bear interest at the prime rate, 4.75% as of March 31, 2002.

        In April 2002, the Company entered into an agreement with another bank. The new bank agreement includes a revolving line of credit under which the Company may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and banker's acceptances. In addition, the Company may borrow up to 75% of the cost of new equipment to a maximum amount of $250,000. Borrowings under these loan arrangements must be fully cash collateralized. The agreement also stipulates that when the Company achieves positive cash flow, as defined in the agreement, the Company will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of the pledged cash collateral.

        The Company has incurred losses since its inception, and losses are expected to continue in FY 03. The Company has funded the losses principally with the proceeds from public and private equity financings. The Company expects to generate operating income in the medical and industrial segments during the second half of FY 03. There can be no assurance that the Company's strategy will result in an operating income during FY 03, and management of the Company may seek equity capital during FY 03. There can be no assurance that capital will be available on terms acceptable to the Company, if at all.

Certain Factors That May Affect The Company's Future Operating Results

        Factors that may affect the Company's future operating results include, without limitation, the following:

        The Company has incurred substantial losses since its inception, and there can be no assurance that the Company will achieve a profitable level of operations in the future. The Company anticipates a negative cash flow during FY 03, due primarily to the funding of capital expenditures and marketing expenses and development of new products in its continued drive to penetrate the ENT and pulmonary markets. The Company had cash and marketable securities totaling $3.1 million as of March 31, 2002. Although the Company does not anticipate the need for additional financing in FY 03, management has decided that new financing may be desirable. However, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

        The Company's products and its manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA's QSR can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on the Company.

        Certain critical components of the Company's products, such as image bundles, are currently being purchased solely from Pentax, a subsidiary company of a competitor of the Company. These components are being purchased pursuant to a supply agreement, which expires in March 2003, subject to earlier termination by mutual consent or upon breach or bankruptcy, and which may be extended with the consent of both parties. The Company believes that while substitute components, which are currently produced by sources other than Pentax, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of the Company's endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by the Company. The Company's inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect the Company's business. In addition, the Company's borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from Pentax and Machida Endoscope Company, Ltd. The failure of the Company to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the Company's business.

        The Company's ability to compete in its markets is affected by its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing and marketing skills and its ability to attract and retain skilled employees. The flexible endoscopes and related products currently sold and under development by the Company face competition primarily from medical products companies such as Olympus and Pentax. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for the Company's products. The principal competitors for the Company's industrial products are Olympus and Welch Allyn. Many of the Company's competitors and potential competitors have greater financial resources, research and development personnel, and manufacturing and marketing capabilities than the Company. In addition, it is possible that other large health care companies may enter the flexible endoscope market in the future.

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

        The nature of the Company's products exposes the Company to significant product liability risks. The Company maintains product liability insurance with coverage limits of $2,000,000 per year. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for FY 03. The Company will reevaluate the adequacy of this coverage when and if its sales levels substantially increase. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company in the future.

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

Foreign Currency Exchange

        The Company faces exposure to adverse movements in the value of the Japanese Yen due to purchases of raw materials from Japanese suppliers. This exposure may change over time, and could have a materially adverse effect on the Company's financial results. The Company may attempt to limit this exposure by purchasing forward contracts, as required. Most of the Company's liabilities are settled within 90 days of receipt of materials. At March 31, 2002, the Company's liabilities relating to Japanese Yen were approximately $43,000.

Item 8.    Financial Statements and Supplementary Data

        The following table contains certain selected quarterly financial data for the fiscal years ended March 31, 2001 and 2002.

	Quarterly Operating Results
	(in thousands, except per share data)
	Q1 2001	Q2 2001	Q3 2001	Q4 2001
Statement of Operations Data:
Net sales	$1,580	$1,707	$1,946	$1,976
Gross profit	417	596	662	885
Net income (loss) from operations	(612)	(269)	(441)	149
Net income (loss)	(812)	(248)	(428)	197
Net income (loss) per share	(.04)	(.01)	(.02)	.01
	Q1 2002	Q2 2002	Q3 2002	Q4 2002
Net sales	$1,732	$1,720	$1,629	$1,632
Gross profit	587	661	461	513
Net income (loss) from operations	(91)	38	(367)	(761)
Net income (loss)	(875)	73	(346)	(747)
Net income (loss) per share	(.03)	.00	(.01)	(.03)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item appears under the headings "Election of Directors" and "Reports Under Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which sections are incorporated herein by reference, and in Part I hereof under the caption "Executive Officers of the Company."

Item 11.    Executive Compensation

        The information required by this Item appears under the headings "Election of Directors—Director Compensation", "—Executive Compensation", "—Agreements with Named Executive Officers", and "—Compensation Committee Report on Executive Compensation" in the 2002 Proxy Statement, which sections are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 2002 Proxy Statement, which section is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which section is incorporated herein by reference.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Index to Consolidated Financial Statements.

  1.
  Financial Statements. The following financial statements and schedule of Vision-Sciences, Inc. are included as Appendix A of this Report:

          Consolidated Balance Sheets—March 31, 2001 and 2002.

          Consolidated Statements of Operations—For the years ended March 31, 2000, 2001 and 2002.

          Consolidated Statements of Stockholders' Equity—For the years ended March 31, 2000, 2001 and 2002.

          Consolidated Statements of Cash Flows—For the years ended March 31, 2000, 2001 and 2002.

          Notes to Consolidated Financial Statements.

  2.
  Financial Statements. The following financial statements and schedule of 3DV Systems Ltd. are included as Appendix B of this Report:

          Consolidated Balance Sheets—December 31, 1999, 2000 and 2001.

          Consolidated Statements of Operations—For the years ended December 31, 1999, 2000, 2001 and from inception.

          Consolidated Statements of Stockholders' Equity—For the years ended December 31, 1999, 2000, 2001 and from inception.

          Consolidated Statements of Cash Flows—For the years ended December 31, 1999, 2000, 2001 and from inception.

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

(b)    Reports on Form 8-K.

        None.

VISION-SCIENCES, INC.
EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1.(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2.(2)	By-laws, as amended to date
*10.1.(3)	1990 Stock Option Plan, as amended
*10.2.(3)	1993 Director Option Plan
*10.3.(4)	2000 Stock Incentive Plan
*10.4.(2)	Vision-Sciences, Inc. 401(k) Plan, as amended
*10.5.(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
10.6.(5)	Letter Agreement between the Company and James A. Tracy dated July 18, 1997
10.7.	Letter Agreement between the Company and Thomas M. Olmstead dated October 1, 2001
10.8.(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.9.(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.10.(2)	Supply Agreement between the Company and Asahi Optical Co., Ltd. dated March 16, 1992
**10.11.(6)	Investment Agreement dated as of August 6, 1998 among Vision-Sciences, Inc., 3DV Systems Ltd. and RDC Rafael Development Corporation Ltd.
10.12.(2)	Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Asahi Optical Co., Ltd. dated September 28, 1988
10.13.(7)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.14.(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.15.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.16.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.17.(6)	License and Manufacturing Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and 3DV Systems Ltd.
**10.18.(6)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Asahi Optical Co., Ltd.
10.19.(9)	Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences, Inc. dated April 23, 1993
10.20.(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000
**10.21.(6)	Memorandum of Understanding dated August 6, 1998 between Vision-Sciences, Inc. and Imagineering, Ltd.
10.22.	Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated February 15, 1997
10.23.	Extension to Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 7, 2002

10.24.	Loan Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
10.25.	Pledge Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
21.1.(1)	Subsidiaries of the Company
23.1.	Consent of Arthur Andersen LLP
23.2.	Consent of Somekh Chaikin
99.1.	Letter from Vision-Sciences, Inc. to the Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X

*
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

**
Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(1)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(2)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-53490).

(3)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

(4)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(5)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(6)
Incorporated by reference to the Current Report on Form 8-K dated August 20, 1998.

(7)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(8)
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

VISION-SCIENCES, INC.
By:	/s/ KATSUMI ONEDA Katsumi Oneda President, Chief Executive Officer and Chairman of the Board of Directors Date: May 6, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ KATSUMI ONEDA Katsumi Oneda	President, CEO and Chairman of the Board of Directors (Principal Executive Officer)	May 6, 2002
/s/ JAMES A. TRACY James A. Tracy	Vice President Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	May 7, 2002
/s/ KENNETH ANSTEY Kenneth Anstey	Director	May 3, 2002
/s/ WILLIAM F. DOYLE William F. Doyle	Director	May 6, 2002
/s/ GERALD B. LICHTENBERGER Gerald B. Lichtenberger	Director	May 6, 2002
/s/ LEWIS C. PELL Lewis C. Pell	Director	May 6, 2002
/s/ FRED E. SILVERSTEIN Fred E. Silverstein	Director	May 6, 2002
/s/ JOHN J. WALLACE John J. Wallace	Director	May 4, 2002

APPENDIX A

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2001 AND 2002
TOGETHER WITH AUDITORS' REPORT

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Vision-Sciences, Inc.:

        We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 3DV Systems Ltd., which statements reflect total assets and total net loss of 7% and 17% in 2001, and 0% and 26% in 2002, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors the financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

        As explained in Note 1(m) to the Consolidated Financial Statements, effective June 30, 2001 the Company changed its method of accounting for its derivative instruments.

/s/ Arthur Andersen LLP
Boston, Massachusetts
May 6, 2002

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—March 31, 2001 and 2002

	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,568,724	$2,890,364
Marketable securities available for sale	1,243,068	251,445
Accounts receivable, net of allowance for doubtful accounts of $97,727 and $76,641 in 2001 and 2002, respectively	1,148,092	834,577
Inventories	1,006,016	1,193,181
Prepaid expenses and other current assets	66,339	76,932

Total current assets	6,032,239	5,246,499

Property and Equipment, at cost:
Machinery and equipment	2,984,511	3,283,341
Furniture and fixtures	208,934	208,934
Leasehold improvements	450,396	462,882

	3,643,841	3,955,157
Less—Accumulated depreciation and amortization	3,083,860	3,297,582

	559,981	657,575

Equity Investment in 3DV Systems Ltd. (Note 4)	500,000	—
Other Assets, net of accumulated amortization of $28,405 and $34,746 in 2001 and 2002, respectively	102,441	96,100

Total assets	$7,194,661	$6,000,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Acceptances payable to a bank	$38,713	$43,226
Current portion of note payable	52,931	23,989
Accounts payable	287,458	286,730
Accrued expenses	1,377,455	1,103,156

Total current liabilities	1,756,557	1,457,101

Note Payable, Net of Current Portion	23,989	—

Potential Obligations to Non-qualified Option Holders (Note 1 m)	188,515	421,110

Commitments (Note 7)
Stockholders' Equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—26,520,831 shares and 27,105,355 shares at March 31, 2001 and 2002, respectively	265,207	271,052
Additional paid-in capital	57,601,457	58,386,502
Accumulated deficit	(52,641,064)	(54,535,591)

Total stockholders' equity	5,225,600	4,121,963

Total liabilities and stockholders' equity	$7,194,661	$6,000,174

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Fiscal Years Ended March 31, 2000, 2001 and 2002

	2000	2001	2002
Net Sales	$7,054,595	$7,209,274	$6,713,107
Cost of Sales	4,792,542	4,649,180	4,490,729

Gross profit	2,262,053	2,560,094	2,222,378
Selling, General and Administrative Expenses (1)	2,962,087	2,937,862	3,093,833
Research and Development Expenses (1)	262,297	457,076	215,647
Stock-based compensation	598,823	338,238	93,941

Loss from operations	(1,561,154)	(1,173,082)	(1,181,043)
Interest Income	109,581	113,615	118,660
Interest Expense	—	(10,716)	(6,382)
Equity in Losses of 3DV Systems Ltd. (Note 4)	(3,331,347)	(222,553)	(500,000)
Other Income	5,132	1,716	1,407

Net loss before cumulative effect of change in accounting principle	(4,777,788)	(1,291,020)	(1,567,358)
Cumulative Effect of Change in Accounting Principle (Note 1m)	—	—	327,169

Net loss after cumulative effect of change in accounting principle	$(4,777,788)	$(1,291,020)	$(1,894,527)

Basic and Diluted Net Loss per Common Share	$(.24)	$(.06)	$(.07)

Shares Used in Computing Basic and Diluted Net Loss per Common Share	19,954,842	22,355,376	26,988,494

(1) Excludes non-cash stock-based compensation as follows:
Selling, General and Administrative Expenses	$176,912	$52,140	$60,545
Research and Development Expenses	421,911	286,098	33,396

	$598,823	$338,238	$93,941

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
for the Fiscal Years Ended March 31, 2000, 2001 and 2002

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
Balance, March 31, 1999	19,212,021	$192,119	$51,830,808	$(46,573,100)	$5,449,827
Sale of common stock, net	1,443,088	14,431	1,485,569	—	1,500,000
Exercise of stock options	246,019	2,460	139,258	—	141,718
Stock option grants to non-employees	—	—	598,823	—	598,823
Currency translation adjustment	—	—	—	1,906	1,906	$1,906
Net loss	—	—	—	(4,777,788)	(4,777,788)	(4,777,788)

Total Comprehensive Loss						(4,775,882)

Balance, March 31, 2000	20,901,128	209,010	54,054,458	(51,348,982)	2,914,486
Sale of common stock, net	5,587,418	55,874	3,397,276	—	3,453,150
Exercise of stock options	32,285	323	—	—	323
Stock option grants to non-employees	—	—	338,238	—	338,238
Currency translation adjustment	—	—	—	(1,062)	(1,062)	(1,062)
Reclass of potential obligations to non-qualified option holders	—	—	(188,515)	—	(188,515)
Net loss	—	—	—	(1,291,020)	(1,291,020)	(1,291,020)

Total Comprehensive Loss						(1,292,082)

Balance, March 31, 2001	26,520,831	265,207	57,601,457	(52,641,064)	5,225,600
Sale of common stock, net	582,524	5,825	594,175	—	600,000
Exercise of stock options	2,000	20	2,355	—	2,375
Reclass of potential obligations to non-qualified option holders	—	—	188,515	—	188,515
Net loss	—	—	—	(1,894,527)	(1,894,527)	(1,894,527)

Total Comprehensive Loss						$(1,894,527)

Balance, March 31, 2002	27,105,355	$271,052	$58,386,502	$(54,535,591)	$4,121,963

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the Fiscal Years Ended March 31, 2000, 2001 and 2002

	2000	2001	2002
Cash Flows from Operating Activities:
Net loss	$(4,777,788)	$(1,291,020)	$(1,894,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Cumulative effect of adopting EITF 00-19	—	—	327,169
Depreciation and amortization	290,946	247,665	220,063
Equity in losses of 3DV Systems Ltd.	3,331,347	222,553	500,000
Loss on disposal of property and equipment	—	2,773	—
Stock option grants to non-employees	598,823	338,238	93,941
Changes in assets and liabilities—
Accounts receivable	9,781	(68,502)	313,515
Inventories	(644,513)	272,068	(187,165)
Prepaid expenses and other current assets	21,949	10,404	(10,593)
Accounts payable	(77,694)	(87,226)	(728)
Accrued expenses	(15,729)	(208,793)	(274,299)
Deferred development fee	(345,821)	—	—

Net cash used in operating activities	(1,608,699)	(561,840)	(912,624)

Cash Flows from Investing Activities:
Decrease (increase) in marketable securities	970,608	(1,243,068)	991,623
Purchase of property and equipment, net of disposals	(162,527)	(138,281)	(311,316)
Investment in equity of 3DV Systems Ltd.	(1,500,000)	(500,000)	—
Decrease in other assets	13,333	—	—

Net cash provided by (used in) investing activities	(678,586)	(1,881,349)	680,307

Cash Flows from Financing Activities:
Proceeds from acceptances payable to a bank, net	179	6,201	4,513
Payment of note payable	—	(28,080)	(52,931)
Proceeds from the sale of common stock, net	1,500,000	3,453,150	600,000
Proceeds from exercise of stock options	141,718	323	2,375

Net cash provided by financing activities	1,641,897	3,431,594	553,957

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,906	(1,062)	—

Net (Decrease) Increase in Cash and Cash Equivalents	(643,482)	987,343	321,640
Cash and Cash Equivalents, beginning of year	2,224,863	1,581,381	2,568,724

Cash and Cash Equivalents, end of year	$1,581,381	$2,568,724	$2,890,364

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Leasehold improvements acquired in exchange for note payable	$—	$105,000	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$10,716	$6,382

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002

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

        The Company was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories are used within two industry segments, medical and industrial. The medical segment designs, manufactures and markets proprietary single-use sheaths that slide on the insertion tube of flexible endoscopes. The sheaths allow quick, efficient product turnover for health-care providers while ensuring a sterile procedure for each patient. The industrial segment designs, manufactures and markets endoscopes for the industrial market, and manufactures and repairs endoscopes for the medical segment. Endoscopes provide minimally invasive access to areas not readily visible to the human eye. Segment information is presented in Note 9.

        The Company expects to derive a substantial portion of its future revenues from its disposable EndoSheath/reusable endoscope systems. The Company has invested substantial funds in this product's development. The Company has incurred losses for the years ended March 31, 2000, 2001 and 2002, and expects to incur a loss for the year ending March 31, 2003. Management believes the Company will not require additional financial support for fiscal year 2003. However, management may seek additional equity capital during fiscal 2003. The Company is also subject to risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (FDA) clearance and regulation, and dependence on key personnel.

        The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in the notes to the consolidated financial statements. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results in the future could differ from those estimates.

  (a) Principles of Consolidation

        The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (b) Basic and Diluted Net Loss per Common Share

        The Company calculates earnings per share according to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended March 31, 2000, 2001 and 2002, diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options, totaling 2,578,047, 3,312,297 and 3,310,369 respectively, would be antidilutive.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

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

  (d) Revenue Recognition

        In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin No. 101 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and was effective beginning in fiscal 2001. The Company recognizes revenue upon product shipment. The Company has determined that its existing revenue recognition practices comply with the guidance in the bulletin.

  (e) Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

        The components of inventories are as follows:

	March 31,
	2001	2002
Raw materials	$415,853	$612,827
Work-in-process	177,804	190,686
Finished goods	412,359	389,668

	$1,006,016	$1,193,181

        Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

  (f) Other Assets

        Other assets consist of deposits and patent costs. Patent costs are amortized on a straight-line basis over 17 years. The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying value of the assets. The Company believes that the carrying values of these assets are fully realizable as of March 31, 2002.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(1) Operations and Significant Accounting Policies (Continued)

  (g) Foreign Currency Transactions

        The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, Foreign Currency Translation. For each of the three years in the period ended March 31, 2002, these amounts were not material. The Company translates the financial statements of its foreign subsidiary in accordance with SFAS No. 52. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the period, and expenses are translated at average exchange rates during the period. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

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

        As of March 31, 2002, the Company's marketable securities consisted of commmercial paper and corporate notes with a weighted average maturity of 301 days.

  (j) Research and Development Expenses

        Research and development expenses are charged to operations as incurred.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(1) Operations and Significant Accounting Policies (Continued)

  (k) Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in marketable securities in highly-rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 9). To reduce risk, the Company routinely assesses the financial strength of its customers and, when appropriate, obtains letters of credit or advance payments for its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company had one customer who individually accounted for 13% of the total accounts receivable balance as of March 31, 2002. The Company had three customers who individually accounted for 19%, 12% and 12%, respectively, of the total accounts receivable balance as of March 31, 2001. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

  (l) Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, acceptances payable, note payable and potential obligations to non-qualified option holders. The estimated fair value of these financial instruments approximates their carrying value at March 31, 2001 and 2002. The estimated fair values have been determined through information obtained from market sources and management estimates.

  (m) Accounting for Derivative Instruments

        In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock options and warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company determined that outstanding options as of March 31, 2002 to purchase 1,375,819 shares of the Company's Common Stock should be designated as "Potential obligations to non-qualified option holders", a liability in the Company's accompanying balance sheet.

        Under the transition rules of EITF 00-19, effective June 30, 2001, the Company recorded these options as a liability at fair value with the required adjustment of $327,169 recorded as a cumulative adjustment in its results of operations for the three months ended June 30, 2001. After June 30, 2001, any changes in the fair value were included in the Company's results of operations. For the nine months ended March 31, 2002, the fair value of these outstanding options increased to $421,110. Accordingly, the Company recorded a charge in its results of operations of $93,941 for the nine months ended March 31, 2002.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(1) Operations and Significant Accounting Policies (Continued)

  (n) Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

  (o) Reclassification

        Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

  (p) Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires all entities to recognize the fair value of liabilities for an asset retirement in the period in which it is incurred if reasonable estimates of fair value can be made. This statement is effective for all financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect that SFAS No. 143 will have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement applies to the accounting for long-lived assets, including reporting the effects of the disposal of a segment of a business. This statement is effective for all financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect that SFAS No. 144 will have a material impact on the Company's financial statements.

(2) Debt

        The Company has a demand line-of-credit agreement with a bank in support of general working capital needs and the issuance of commercial and standby letters of credit. Borrowings under the agreement bear interest at the bank's prime rate (4.75% and 8% at March 31, 2002 and 2001, respectively) and are secured by the Company's cash and marketable securities held by the bank. The Company may borrow up to $250,000 (net of any letters of credit) under the line of credit, which was renewed by the bank on January 7, 2002 and continues until an event of default occurs. There was $206,774 of credit available at March 31, 2002. Under this agreement, the Company is also subject to certain covenants, including the prohibition of paying cash dividends on its common stock. At March 31, 2002, the Company had acceptances payable aggregating $43,226, maturing in April and May 2002.

        In September 2000, the Company executed an operating lease with the owners of the facility that, up to March 2000, was owned by a partnership owned in part by certain stockholders/executives of the Company. The lease provided for, among other things, that the Company would reduce the space it leased, and that the new owner would perform work improving the space to be occupied by the Company. The Company executed a loan of $105,000 from the owner to fund the improvements. The loan bears interest at 12%, is payable over a twenty-four month term beginning September 2000 and was personally guaranteed by two of the Company's stockholder/executives. The balance due the owner was $76,920 and $23,989 at March 31, 2001 and 2002, respectively.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

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

        The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

	March 31,
	2001	2002
Net operating loss carryforwards	$17,729,000	$18,106,000
Nondeductible reserves	703,000	582,000
Research and development credit carryforwards	581,000	531,000
Other temporary differences	383,000	259,000
Depreciation	(116,000)	24,000

	19,280,000	19,502,000
Less—Valuation allowance	(19,280,000)	(19,502,000)

Net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset. The uncertainty is due to current and projected net losses.

        At March 31, 2002, the Company had operating loss carryforwards available to offset future federal taxable income of approximately $44,962,000. These operating loss carryforwards expire at various dates through 2022 and are subject to review and possible adjustment by the Internal Revenue Service.

        The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of certain cumulative changes in ownership over a three-year period.

(4) 3DV Systems Ltd.

        3DV Systems Ltd. ("3DV"), is an Israeli company in the development stage. 3DV develops object video sensor chipsets that allow high-end broadcasters, video professionals and video-enabled consumers to attain operational efficiencies and enhanced video delivery. The Company accounts for its investment in 3DV using the equity method of accounting. From August 20, 1998 through December 23, 1999, the Company had committed to finance the working capital needs of 3DV. Accordingly, during that period the Company recorded 100% of the losses of 3DV. On December 23, 1999, 3DV completed a second round of financing which resulted in an amendment to the Investment Agreement between 3DV and the Company signed on August 6, 1998. The effect of that amendment was to eliminate the Company's option to purchase the remaining shares of 3DV under certain conditions, and to exempt the Company from guaranteeing the working capital requirements of 3DV. Subsequent to December 23, 1999 the Company included in its statements of operation only its proportional share of 3DV's losses.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(4) 3DV Systems Ltd. (Continued)

        During the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000. The Company's investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recorded equity in losses of 3DV of $500,000, the balance of the Company's investment, in the three months ended June 30, 2001. The Company recognized no losses related to 3DV during the three-month periods ended September 30, 2001, December 31, 2001 and March 31, 2002. During these three-month periods, 3DV incurred losses totaling approximately $5,469,000. In the years ended March 31, 2000, 2001 and 2002, the Company recognized equity in the losses of 3DV of $3,331,347, $222,553 and $500,000, respectively.

        In April and May 2000, 3DV executed a third round of financing with investors other than the Company. In March 2001, 3DV executed a fourth round of financing with all its investors. As part of this round, the Company invested $500,000 in Series A Convertible Subordinated Notes (the "Notes") of 3DV. In September 2001, 3DV executed a fifth round of financing with investors other than the Company, including two employee-directors of the Company. Subsequent to the fifth round of financing, the Company held approximately 24% of the outstanding shares of 3DV, and would hold approximately 18% of the shares of 3DV, if all employee options and Notes were converted to common shares.

        In March 2002, 3DV planned a sixth round of financing with investors other than the Company, including the two employee-directors of the Company. The amount planned to be raised is $4,000,000, payable in two equal installments in March and September 2002.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(6) Stockholders Equity (Continued)

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

        During fiscal year 2001, the 1990 Plan expired and was replaced with the 2000 Stock Incentive Plan, (the "2000 Plan"). The terms of the 2000 Plan are substantially the same as the 1990 Plan. The Board of Directors has authorized the issuance of options for the purchase of up to 4,000,000 shares of common stock under the 2000 Plan, of which 3,444,928 shares remain available for future grant.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(6) Stockholders Equity (Continued)

        A summary of the 2000 and 1990 Plans activity is as follows:

	Number Of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding, March 31, 1999	1,321,297	$1.00–$7.50	$2.24
Granted	1,673,019	.01–1.63	1.48
Exercised	(246,019)	.01–1.25	.58
Canceled	(230,250)	1.00–1.63	1.45

Outstanding March 31, 2000	2,518,047	1.13–7.50	1.97
Granted	977,285	.01–1.56	1.16
Exercised	(32,285)	.01	.01
Canceled	(210,750)	1.19–4.00	1.43

Outstanding March 31, 2001	3,252,297	1.06–7.50	1.78
Granted	155,072	.01–1.15	.75
Exercised	(2,000)	1.19	1.19
Canceled	(195,000)	1.06–4.00	1.51

Outstanding March 31, 2002	3,210,369	$.01–$7.50	$1.75

Exercisable, March 31, 2000	2,023,047	$1.13–$7.50	$2.08

Exercisable, March 31, 2001	2,143,547	$1.13–$7.50	$2.05

Exercisable, March 31, 2002	2,682,869	$.01–$7.50	$1.86

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.01–1.25	1,254,622	6.72	$1.10	944,622	$1.11
1.31–1.88	1,710,000	7.90	1.53	1,492,500	1.56
3.00–3.63	31,897	3.69	3.25	31,897	3.25
5.44–7.50	213,850	1.92	7.07	213,850	7.07

	3,210,369	7.00	$1.75	2,682,869	$1.86

        On August 16, 1993, the Company adopted the 1993 Director Option Plan (the "1993 Plan") under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 2002, 100,000 shares were available for future grant under the 1993 Plan.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(6) Stockholders Equity (Continued)

        A summary of the 1993 Plan activity is as follows:

	Number Of Shares	Exercise Price Range	Weighted Average Option Price
Outstanding March 31, 1999, 2000 and 2001	60,000	$1.50–$11.63	$4.92
Granted	40,000	$.97–$1.00	$.99

Outstanding March 31, 2002	100,000	$.97–$11.63	$3.34

Exercisable March 31, 2000	40,000	$1.50–$11.63	$6.59

Exercisable March 31, 2001	48,000	$1.50–$11.63	$5.75

Exercisable March 31, 2002	64,000	$.97–$11.63	$4.63

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2002:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
$ .97	20,000	9.76	4,000
1.00	20,000	9.01	4,000
1.50	20,000	5.38	20,000
1.63	20,000	6.38	16,000
11.63	20,000	1.37	20,000

	100,000	6.38	64,000

        In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to the consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elects the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in the years ended March 31, 2000, 2001 and 2002 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

	March 31,
	2000	2001	2002
Risk-free interest rate	5.68%–6.58%	4.64%–6.68%	3.91%–6.68%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	89%	72%	86%
Weighted average value of grants per share	$1.127	$.63	$1.04
Weighted average remaining contractual life of options outstanding (years)	7.94	7.77	6.98

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(6) Stockholders Equity (Continued)

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net loss and net loss per share would have been:

		March 31,
		2000	2001	2002
Net loss—	As reported	$(4,778,000)	$(1,291,000)	$(1,895,000)
	Pro forma	(5,042,000)	(1,761,000)	(2,445,000)
Net loss per share—	As reported	$(.24)	$(.06)	$(.07)
	Pro forma	(.25)	(.08)	(.09)

        Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        Under the 1990 Plan and the 2000 Plan, there remain 2,655,297 and 4,000,000 shares of common stock, respectively, reserved for the exercise of stock options.

  (c) Stock Compensation Agreement

        During the year ended March 31, 1999, the Company entered into an agreement with a consulting firm to provide services that will be paid in non-qualified options to purchase common stock of the Company. The maximum value of services to be rendered, as defined in the contract, is $200,000. The contract was renewed on January 1, 2000, and the Company and consultant intend for the contract to remain in effect until the maximum value of services is reached. The number of shares of common stock to be issued will be based upon the total amount earned during the contract period divided by the lowest closing bid price of the Company's common stock during calendar 1999. During the years ended March 31, 2000, 2001 and 2002, the consulting firm performed services that entitled the firm to receive options to purchase 34,893, 32,285 and 45,072 shares of common stock, exerciseable at $.01 per share, respectively, valued at approximately $49,000, $52,000 and $61,000, respectively. The value of the options granted was calculated using the Black-Scholes option pricing model. All options were granted to the consulting firm during the years ended March 31, 2000 and 2001 were vested 100% upon grant and were exercised. The options granted in the year ended March 31, 2002 were 100% vested upon grant and were exercised in April 2002. The value of the options was recorded as an expense and is included as part of selling, general and administrative expenses in the consolidated statements of operations in the year in which the services were performed.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(7) Commitments and Related Party Transactions

        Prior to April 2000, the Company conducted a portion of its operations in certain facilities leased from a partnership owned in part by certain stockholders/executive officers. Rental expense charged to operations for this facility was approximately $197,000 for the year ended March 31, 2000. That partnership sold its interest in those facilities in March 2000. During fiscal 2001, the Company entered into a new lease for a portion of those same facilites from the new owner. This lease and other leases for facilities from nonrelated parties under various agreements expire on various dates through August 2005. Rental expense charged to operations under leases from nonrelated parties was approximately $147,000, $317,000 and $288,000 for the years ended March 31, 2000, 2001 and 2002, respectively. Approximate future minimum lease commitments under all operating leases are as follows, including payments of a note payable in conjunction with certain leasehold improvements capitalized in fiscal year 2002:

Year Ending March 31,	Commitment
2003	$313,000
2004	239,000
2005	157,000
2006	72,000
2007	2,000

$783,000

(8) 401(k) Plan

        The Company has a 401(k) plan (the "Plan") whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, make a matching contribution up to a certain percentage of each employee's contribution. During the years ended March 31, 2000, 2001 and 2002, the Company recorded matching contributions of approximately $25,000, $29,000 and $30,000, respectively, relating to the Plan.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(9) Segment Information (Continued)

        The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in 3DV. The carrying value of the investment in 3DV at March 31, 2002 is $0. Data regarding management's view of the Company's segments is provided in the following tables.

Fiscal Year Ended March 31,	Medical	Industrial	Corporate	Adjustments	Total
2000
Sales to external customers	$3,358,271	$3,696,324	$—	$—	$7,054,595
Intersegment sales	—	558,626	—	(558,626)	—
Operating (loss) income	(845,362)	330,178	(1,060,591)	14,621	(1,561,154)
Interest income, net	—	—	109,581	—	109,581
Depreciation and amortization	265,590	14,576	10,780	—	290,946
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(3,331,347)	—	(3,331,347)
Stock-based compensation	—	—	(598,823)	—	(598,823)
Total assets	2,759,068	1,162,088	1,831,675	(844,901)	4,907,930
Expenditures for fixed assets	150,913	7,050	4,564	—	162,527
2001
Sales to external customers	$3,675,124	$3,534,150	$—	$—	$7,209,274
Intersegment sales	—	522,127	—	(522,127)	—
Operating (loss) income	(378,278)	401,721	(1,196,525)	—	(1,173,082)
Interest income, net	—	(10,716)	113,615	—	102,899
Depreciation and amortization	218,321	29,335	9	—	247,665
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(222,553)	—	(222,553)
Stock-based compensation	—	—	(338,238)	—	(338,238)
Total assets	2,176,210	1,097,940	4,408,244	(487,733)	7,194,661
Expenditures for fixed assets	114,730	37,946	(14,395)	—	138,281
2002
Sales to external customers	$3,464,017	$3,249,090	$—	$—	$6,713,107
Intersegment sales	—	601,206	—	(601,206)	—
Operating (loss) income	(747,362)	351,681	(785,362)	—	(1,181,043)
Interest income, net	—	(6,382)	118,660	—	112,278
Depreciation and amortization	186,111	33,952	—	—	220,063
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(500,000)	—	(500,000)
Stock-based compensation	—	—	(421,110)	—	(421,110)
Total assets	1,854,849	975,443	3,233,783	(63,901)	6,000,174
Expenditures for fixed assets	304,937	6,379	—	—	311,316

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(9) Segment Information (Continued)

The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers.

	Fiscal Years Ended March 31,
Geographic Region
	2000	2001	2002
Asia and Australia	$274,250	$411,248	$372,037
Canada	96,933	136,543	150,510
Europe	514,368	847,816	1,067,333
Middle East and Africa	96,590	63,404	84,772
South America	256,439	146,852	155,573
United States	5,816,015	5,603,411	4,882,882

Total	$7,054,595	$7,209,274	$6,713,107

        For the fiscal year ended March 31, 2000, no customer accounted for 10% or more of consolidated net sales. For the fiscal years ended March 31, 2001 and 2002, one customer accounted for 11% and 13%, respectively, of consolidated net sales.

(10) Accrued Expenses

        Accrued expenses consist of the following:

	March 31,
	2001	2002
Accrued payroll and related expenses	$993,425	$714,235
Accrued other	384,030	388,921

	$1,377,455	$1,103,156

(11) Valuation and Qualifying Accounts

Description	Balance, Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance, End of Year
Deducted from Assets Accounts:
Allowance for doubtful accounts —
Year ended March 31, 2000	$130,000	$41,000	$15,000	$156,000
Year ended March 31, 2001	156,000	—	58,000	98,000
Year ended March 31, 2002	98,000	—	21,000	77,000

APPENDIX B

3DV SYSTEMS LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED AUDITED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2001

Report of Independent Auditors to the Board of Directors and Shareholders of 3DV Systems Ltd. (a development stage company)

        We have audited the accompanying consolidated balance sheets of 3DV Systems Ltd. ("the "Company") (a development stage company) and its subsidiary as of December 31, 2001, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999 and the period from July 1996 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's Board of Directors and of its management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2001, 2000 and 1999 and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999 and the period from July 1996 (inception) to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

Somekh Chaikin Certified Public Accountants (Isr.)
March 5, 2002

3DV Systems Ltd.
(A development stage company)

Consolidated Balance Sheets as of December 31,

	Note	1999	2000	2001
		US$ thousands	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	1D; 2	2,791	2,904	1,722
Accounts receivable	3	153	215	268
Raw material inventory	1E	—	—	130

		2,944	3,119	2,120

Deposits	4	3	158	214

Amount funded for employees' rights upon retirement	1F; 8	119	191	249

Fixed assets, net	1G; 6	552	1,358	1,164

Total assets		3,618	4,826	3,747

Current liabilities
Short-term bank loan		—	—	506
Current maturities of liabilities for capital lease	4	31	49	26
Accounts payable:	7
Trade		373	584	448
Other		307	849	1,043
Related parties	16B	23	18	11

		734	1,500	2,034

Long-term liabilities
Loans from Parent Company		2,143	—	—
Liabilities for capital lease	5A	142	157	62
Employees' rights upon retirement	8	124	296	351

		2,409	453	413

Liens, Commitments and Contingencies	5
Shareholders' equity	9
Share capital
Series A Preferred Shares NIS 0.01 par value each (500,000 shares authorized; 276,146 shares issued and fully paid at December 31, 2000 and 2001)		—	1	1
Ordinary A shares NIS 0.01 par value each (900,000 authorized; 29,310 shares issued and fully paid at December 31, 2000 and 2001)			—	—
Ordinary Shares, NIS 0.01 par value each (5,170,000 shares authorized; 1,547,913 shares issued and fully paid at December 31, 2000 and 2001)		4	4	4
Additional paid-in capital		8,342	17,633	17,727
Capital reserve		138	—	—
Convertible perpetual debenture		—	—	5,975
Deferred compensation		(105)	(4)	—
Deficit accumulated during the development stage		(7,904)	(14,761)	(22,407)

Total shareholders' equity		475	2,873	1,300

Total liabilities and shareholders' equity		3,618	4,826	3,747

The accompanying notes are an integral part of the financial statements.

3DV Systems Ltd.
(A development stage company)

Consolidated Statements of Operations for the Year ended December 31,

	Note	1999	2000	2001	Amounts accumulated during the development stage
		US$ thousands	US$ thousands	US$ thousands	US$ thousands
Sales		—	—	267	267
Cost of sales	10	—	—	(179)	(179)

Gross profit		—	—	88	88
Research and development costs, net	1N; 11	(2,755)	(4,341)	(4,778)	(15,336)
Marketing expenses, net	12	(752)	(1,557)	(1,486)	(3,846)
General and administrative expenses	13	(374)	(996)	(873)	(2,814)

Operating loss		(3,881)	(6,894)	(7,049)	(21,908)
Financing income, net	14	20	44	48	153
Capital loss		—	(7)	(14)	(21)
Reorganization costs		—	—	(625)	(625)

Net loss before taxes on income		(3,861)	(6,857)	(7,640)	(22,401)

Taxes on income	15C	—	—	(6)	(6)

Net loss		(3,861)	(6,857)	(7,646)	(22,407)

The accompanying notes are an integral part of the financial statements.

3DV Systems Ltd.
(A development stage company)
Consolidated Statement of Changes in Shareholders' Equity

	Series A Preferred Shares
			Ordinary shares(1)					Deficit accumulated during the development Stage
					Additional paid-in capital(2)	Capital reserve	Deferred compensation		Total shareholder's equity
	Shares	Amount	Shares	Amount
							US$ thousands
Balance as of January 1, 1999	—	—	1,219,167	3	3,603	172	(191)	(4,043)	(456)
Changes during the year 1999
Shares issued	—	—	308,950	1	4,621	—	—	—	4,622
Linkage differences on loans received from parent company	—	—	—	—	—	(34)	—	—	(34)
Employees' stock options compensation	—	—	—	—	118	—	(118)	—	—
Amortization and deferred compensation	—	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	—	(3,861)	(3,861)

Balance as of December 31, 1999	—	—	1,528,117	4	8,342	138	(105)	(7,904)	475
Changes during the year 2000:
Linkage differences on loans received from parent company	—	—	—	—	—	(71)	—	—	(71)
Preferred Shares ($22.63) issued in April	276,146	1	—	—	6,237	—	—	—	6,238
Ordinary Shares ($15.273) issued in October	—	—	49,106	—	750	—	—	—	750
Loans converted into share capital	—	—	—	—	2,279	(67)	—	—	2,212
Employees' stock options compensation	—	—	—	—	25	—	(25)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	—	(6,857)	(6,857)

Balance as of December 31, 2000	276,146	1	1,577,223	4	17,633	—	(4)	(14,761)	2,873

Balance as of December 31, 2000	276,146	1	1,577,223	4	17,633	—	(4)	(14,761)	2,873
Changes during the year 2001:
Convertible perpetual debenture	—	—	—	—	—	5,975	—	—	5,975
Warrants issued to the bank against loan received	—	—	—	—	94	—	—	—	94
Amortization of unearned compensation	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	(7,646)	(7,646)

Balance as of December 31, 2001	276,146	1	1,577,223	4	17,727	5,975	—	(22,407)	1,300

Amounts accumulated during the development stage
Ordinary Shares issued	—	—	1,547,913	4	10,577	—	—	—	10,581
Ordinary A shares issued	—	—	29,310	—	—	—	—	—	—
Preferred shares issued	276,146	1	—	—	6,237	—	—	—	6,238
Convertible perpetual debenture	—	—	—	—	—	5,975	—	—	5,975
Warrants issued to the bank against loan received	—	—	—	—	94	—	—	—	94
Employees' stock options compensation	—	—	—	—	819	—	(819)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	819	—	819
Deficit accumulated during development stage	—	—	—	—	—	—	—	(22,407)	(22,407)

Balance as of December 31, 2001	276,146	1	1,577,223	4	17,727	5,975	—	(22,407)	1,300

(1)
Includes 29,310 ordinary A shares at a total amount less than US$ 1 thousand.
(2)
Net of issuance costs.

3DV Systems Ltd.
(A development stage company)

Consolidated Statements of Cash Flows for the Year ended December 31,

	1999	2000	2001	Amounts accumulated during the development stage
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities:
Net loss	(3,861)	(6,857)	(7,646)	(22,407)
Adjustments required to reconcile net loss to net cash used in operating activities:
Interest accrued on long-term loans	—	2	—	2
Severance pay, net	3	100	(3)	102
Depreciation	122	333	469	1,016
Capital loss	5	7	14	26
Employees' stock options	204	126	4	819
Marketing services against issuance of shares (see A(2))	180	—	—	180
Changes in operating assets and liabilities:
Increase in accounts receivable	(44)	(62)	(53)	(268)
Increase in inventory	—	—	(130)	(130)
Increase in accounts payable	204	722	62	1,456
Increase (decrease) in related parties	20	(5)	(7)	11
Increase in car leasing deposit	—	—	—	—

Net cash used in operating activities	(3,167)	(5,673)	(7,290)	(19,193)

Cash flows from investing activities:
Payments for purchase of fixed assets	(215)	(1,164)	(418)	(2,181)
Proceeds from disposal of fixed assets	5	47	129	181
Deposits	4	(152)	(56)	(214)

Net cash used in investing activities	(206)	(1,272)	(345)	(2,214)

Cash flow from financing activities:
Loans from parent company (see A(1))	—	—	—	2,279
Short-term loans from bank, net	—	—	506	506
Receipt on account of warrants issued to the bank	—	—	94	94
Receipt (repayment) of long-term loans to leasing company	(4)	31	(118)	(89)
Convertible perpetual debentures	—	—	5,975	5,975
Shares issued	4,442	6,988	—	14,360

Net cash provided by financing activities	4,438	7,019	6,457	23,125

Effect of exchange rate changes on cash	1	—	(4)	4

Increase (decrease) in cash and cash equivalents	1,066	113	(1,182)	1,722
Cash and cash equivalents at beginning of year	1,725	2,791	2,904	—

Cash and cash equivalents at end of year	2,791	2,904	1,722	1,722

The accompanying notes are an integral part of the financial statements

A.    Transactions not involving cash flows:

  1.
  In 2000, the long-term loans from related party of US$ 2,279 thousand was forfeited and converted into additional paid-in capital.

  2.
  Marketing services were rendered against issuance of Company's capital.

B.    Supplementary cash flow information:

	Year ended December 31 1999	Year ended December 31 2000	Year ended December 31 2001	Amounts accumulated during the development stage
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash paid for interest	—	19	14	33

Income taxes paid	—	22	18	40

The accompanying notes are an integral part of the financial statements.

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements

Note 1—Organization and Summary of Significant Accounting Policies

A.
Description of business

3DV Systems Ltd. (hereinafter—"the Company") incorporated in June 1996, as an Israeli Company and commenced operations in July 1996.

  The Company is in the development stage, whereby its principal activities in the reported period are the development of products in the field of 3D laser camera. The Company has not yet generated significant revenues.

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

  The Company employs 2 key employees who own major intellectual property. Management is of the opinion that if several of the above employees leave, then the Company will be vulnerable to the risk of a severe impact on the Company's know-how in the near term.

B.
Basis of presentation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, 3DV Systems Inc., which commenced marketing activities in the United States in November 2000. All significant intercompany balance and transactions have been eliminated in consolidation.

C.
Functional and reporting currency

The accounting records of the Company are maintained in New Israeli Shekels ("NIS") and U.S. dollars. The Company's functional and reporting currency is the U.S dollar.

  Transactions denominated in foreign currencies other than the U.S. dollar are translated into the reporting currency using current exchange rates. Gains and losses from the translation of foreign currency balances are recorded in the statement of operations.

  The Company currently has no plans to pay dividends and has not determined the currency in which any dividends would be paid.

D.
Cash and cash equivalents

All highly-liquid investments with original maturities of three months or less from the date of deposit are considered to be cash equivalents.

E.
Inventories

The inventory of the Company consists of raw materials. They are valued at lower of cost or market. Cost is determined using the "moving average" method.

F.
Amounts funded for employees' rights upon retirement

Amounts funded for employees' rights upon retirement represent contributions to severance pay funds and cash surrender life insurance policies that are recorded at their current redemption value.

G.
Fixed assets

Fixed assets are stated at stated cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets at the following annual rates:

Computers, software and related equipment	25-33%
Instruments and laboratory equipment	6-15%
Motor vehicles	15%
Office furniture, equipment and leasehold improvement	6-15%

  Motor vehicles

  Assets purchased under capital lease agreements are shown as assets of the Company, at the regular purchase prices (not including the financing component) and are depreciated at the usual depreciation rates.

H.
Stock compensation plans

  Employees

  The Company has adopted the Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") which permits entities to recognize as expense over the vesting period, the fair value on the date of grant of all stock-based awards. Alternatively, Statement 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and related interpretations" ("APB Opinion No. 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

  The Company applies the intrinsic value-based method prescribed in APB Opinion No. 25 for its stock compensation to employees and directors. As such, the Company computes and records compensation expense for grants whose terms are fixed with respect to the number of shares and option price only if the market price on the date of grant exceeds the exercise price of the stock option.

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

I.
Concentrations of credit risk Statement of Financial Accounting Standard No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The company does not have significant off-balance-sheet risk or credit risk concentrations. With respect to trade account receivables, most of the Company's trade receivables are located in the U.S.A.

J.
Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

K.
Disclosure of amounts accumulated during the development stage

Under FAS 7, "Accounting and Reporting by Development Stage Enterprises" the Company provides amounts accumulated during the development stage till December 31, 2001, in the statements of operations, cash flows and shareholders' equity.

L.
Impairment of long-lived assets and certain intangibles

The Company accounts for long-lived assets and certain intangible assets in accordance with the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of."

  The Statement requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

M.
Revenue recognition

The Company recognizes substantially all of the revenue from the sale upon shipment. The Company's selling agreements with its customers and distributors do not contain product return rights.

N.
Research and Development costs Research and development costs are charged to the statement of operation as incurred.

O.
Government-sponsored Research and Development

The Company records grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the "OCS") as a reduction of research and development expenses.

P.
Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes."

  Under SFAS 109 deferred tax assets or liabilities are recognized in respect of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts as well as in respect of tax losses and other deductions which may be deductible for tax purposes in future years, based on statutory tax rates as these will be applicable to the periods in which such deferred taxes will be realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are presented as current or long-term items in accordance with the nature of assets or liabilities to which they relate, according to the date of their realization.

Q.
Recently Issued Accounting Standards

The Company examined the recently issued accounting standards SFAS No. 141, No. 142, No. 143 and No. 144 and concluded that the full adoption of those standards will have no impact on the Company's results of operations.

Note 2—Cash and Cash Equivalents

	December 31 1999	December 31 2000	December 31 2001
	US$ thousands	US$ thousands	US$ thousands
Denominated in US dollars	2,280	2,853	1,503
Denominated in New Israeli Shekels	511	51	219

	2,791	2,904	1,722

  Cash equivalents in foreign currency include bank deposits, bearing an annual nominal interest rate of 0.25%—1.4%.

  The carrying amount of cash equivalents approximates market value.

Note 3—Accounts Receivable

	December 31 1999	December 31 2000	December 31 2001
	US$ thousands	US$ thousands	US$ thousands
Government institutions	76	87	59
Prepaid expenses	76	62	41
Employees	1	1	28
Loan to interested party	—	50	—
Other receivables	—	15	140

	153	215	268

Note 4—Deposits

	December 31 1999	December 31 2000	December 31 2001
	US$ thousands	US$ thousands	US$ thousands
Car leasing deposit	3	35	44
Laboratory instruments leasing deposit	—	7	6
Rent deposit	—	116	129
Salary deposit	—	—	35

	3	158	214

Note 5—Liens, Commitments and Contingencies

A.
Capital, operating and rental lease

(1)
The Company signed operating lease contracts with Albar Ltd. (related party) for the rental of vehicles for a period of three years. The rental payments are linked to the U.S. dollar. The Company has deposited amounts representing rental payment for three months in respect of these contracts. The deposit is linked to U.S. dollar, and bears no interest. The Company had paid security deposit of US$ 44 thousand.

(2)
a.    In 1999, the Company subleased its premises from Rafael Development Corporation Ltd. (hereinafter—"RDC Ltd.") (a related party).

b.
In 2000, the Company leased office spaces in Yokneam. The lease is for an eight-year period. The minimum future rental payment for a year is US$ 175 thousand. The rental payment is linked to the Consumer Price Index and increased by 1% each year.

c.
On June 4, 2000, the Company leased office spaces in Herzliya. The original lease is for a two-year period and the company has an option to extend for one additional year. The Company's total liability for lease rentals (including parking) is US$ 36 thousand.

      In order to secure compliance with the aforesaid lease obligation, the company has provided the lessor with limited bank guarantee in the amount of NIS 100,000.

    d.
    On October 1, 2000, The Company leased office spaces in Santa Clara, U.S.A. The original lease is for a five-year period. The Company's total liability for lease rentals for the original five-year period is US$ 526 thousand. In order to secure the lease contract, the Company has paid a security deposit of US$ 82 thousand. The Company has the right to sublet the office spaces under certain conditions.

  (3)
  a.    During 2000 and 2001, the Company signed lease contracts with a leasing company (see A(1) and A(2)c above). The Company guaranteed its commitments in respect of these contracts. As of December 31, 2000, the guarantees totaled US$ 247 thousand, and of December 31, 2001 the guarantees totaled US$ 173 thousand.

    b.
    Liabilities due to a leasing company were recorded against the purchase of cars. The liabilities are to be repaid in five years, linked to the U.S. dollar and bearing interest of LIBOR + 1.5% p.a. As security for the liabilities, the Company registered liens on all the cars in favor of the leasing company.

    c.
    On April 10, 2000, the Company entered into a five-year lease agreement with a leasing company for purposes of financing a video equipment acquisition, in the amount of US$ 139 thousand. In order to secure the lease liability, the Company recorded a lien on the acquired equipment to the benefit of the leasing company.

  (4)
  Future minimum lease payments as of December 31, 2001 are as follows:

	Capital lease	Operating lease
	US$ thousands	US$ thousands
2002	26	512
2003	28	463
2004	27	332
2005	6	293
2006 and thereafter	—	486

	88	2,076

  (5)
  As security for the liabilities, the Company registered liens on all the cars and the studio equipment in favor of a leasing company. It also registered a first-ranking charge on its intellectual property and a first-ranking floating charge over all its assets, share capital and properties for the repayment of loan to a bank.

B.
Commitments

The Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the "OCS") approved its participation in a research program. In return for the OCS's participation, the Company will be committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales of the approved product, up to 100% of the amount of the grants received, with the addition of interest at LIBOR. The grants are deducted from research and development expenses. The Company is entitled to the grants only upon incurring research and development expenditures. The Company is not obliged to repay any amount received from OCS if the research effort is unsuccessful or if no products are sold. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. The Company's total obligation for royalties, based on royalty-bearing government participation, totaled approximately US$ 109 thousand as of December 31, 2001. Royalties payable to the OCS are recorded as part of the research and development cost.

Note 6—Fixed Assets at Cost, Less Accumulated Depreciation

	December 31 1999	December 31 2000	December 31 2001
	US$ thousands	US$ thousands	US$ thousands
Computers and software	403	981	1,224
Instruments and laboratory equipment	108	447	529
Motor vehicles	177	112	63
Office furniture and equipment	72	348	302

Total	760	1,888	2,118
Accumulated depreciation	(208)	(530)	(954)

Net book value	552	1,358	1,164

Note 7—Accounts Payable

	December 31 1999	December 31 2000	December 31 2001
	US$ thousands	US$ thousands	US$ thousands
Trade
Open accounts	273	377	388
Checks payable	100	207	60

	373	584	448

Other
Institutions	143	113	108
Liabilities to employees	65	298	211
Accrued expenses	99	438	724

	307	849	1,043

Related parties	23	18	11

Note 8—Employees' Rights Upon Retirement

  Under Israeli law and labor agreements the Company is required to pay severance benefits to its dismissed employees and employees leaving its employment under certain circumstances. The Company's liability for severance benefits is covered mainly by deposits with insurance companies in the name of the employee and/or by purchase of insurance policies. The liability is calculated on the basis of the latest salary of the employee multiplied by the number of years of employment as of the balance sheet date. The provision for employee severance benefits included in the balance sheet represents the total liability for such severance benefits, while the assets held for severance benefits included in the balance sheet represents the Company's contributions to severance pay funds and to insurance policies. The Company may make withdrawals from the funds only upon complying with the Israeli severance pay law or labor agreements.

  Expenses recorded in respect of severance pay for the years ended December 31, 2000 and 2001 are US$ 58 thousand and US$ 45 thousand, respectively.

Note 9—Share Capital

A.
Shareholders' equity

	December 31, 2000		December 31, 2001
	Authorized	Issued and paid for	Authorized	Issued and paid for
	Number of shares	Number of shares	Number of shares	Number of shares
Ordinary Shares of NIS 0.01 each	5,170,000	1,547,913	5,170,000	1,547,913

Preferred A Shares	500,000	276,146	500,000	276,146

Ordinary A Shares of NIS 0.01 each	900,000	29,310	900,000	29,310

  Rights attached to shares:

  The holders of the Series A Preferred shares shall be entitled to receive, per each Preferred Shares held by them, prior and in preference to the holders of Ordinary and Ordinary A Shares, an amount of US$ 22.633 (the "Preferred Preference"); and after satisfaction of the Preferred Preference, the holders of Ordinary A Shares shall be entitled to receive, pro rata among them according to their respective holding of Ordinary A Shares, prior and in preference to the holders of Ordinary Shares, an aggregate amount of US$ 3 million.

  (1)
  On inception, the Company issued to RDC Rafael Development Corporation Ltd. 850,000 Ordinary Shares par value NIS 0.01 per share, and to senior employee 15,000 Ordinary A Shares par value NIS 0.01 per share.

  (2)
  In August 1998, the Company, RDC Rafael Development Corporation Ltd. and Vision Sciences Inc. ("VSI") a Delaware corporation signed an Investment Agreement ("the 1998 Agreement"). According to this 1998 Agreement, the Company issued 338,099 Ordinary Shares, par value NIS 0.01 per share in consideration for US$ 3 million in cash.

  (3)
  In December 1998, the Company issued to VSI 16,068 Ordinary Shares of the Company, par value 0.01 per share in consideration of their par value. The issuance was executed due to the increase in the number of ordinary A shares that are subject to employee stock option plan.

  (4)
  On May 29, 1999 and August 26, 1999, the Company issued convertible capital notes of US$500 thousand each to VSI. Each of the notes was unsecured, was linked to the US$, bear no interest and was convertible into 32,739 Ordinary Shares.

  (5)
  According to a Share Subscription Agreement ("the 1999 Agreement") which was signed on November 8, 1999, the capital notes in the aggregate amount of US$ 1 million mentioned above were converted into 65,474 Ordinary Shares and additional 32,739 Ordinary Shares were issued in consideration of US$ 500 thousand.

    Furthermore, the Company issued to foreign investors 130,951 Ordinary Shares in consideration of US$ 2 million and to Israeli investors, 65,476 Ordinary Shares in consideration of US$ 1 million.

    All the above considerations were based on a purchase price of US$ 15.273 per share. In addition, the company granted an option to a foreign investor to invest additional US$ 750 thousand under the same terms of the agreement.

    In the third quarter of 1999, the Company received film planning and post-production services, which are worth US$ 180 thousand from a supplier. In consideration, the Company issued to the supplier 14,310 Ordinary A Shares of NIS 0.01 each. The price per share of this issuance was US$ 12.58.

  (6)
  On April 7, 2000, the Company signed a Share Purchase Agreement (the "Agreement") with new investors (the "Investors"), according to which the Company issued a total of 209,871 Preferred shares of a par value of NIS 0.01 each, for the consideration of US$4.75 million. On August 8, 2000, the Company signed a Joinder Agreement, pursuant to the aforementioned Share Purchase agreement. According to the agreement, the Company issued a total of 66,275 Preferred A shares, of a par value of NIS 0.01 each, for the consideration of US$ 1.5 million.

  (7)
  On October 4, 2000, a foreign investor exercised the option pursuant to the Share Subscription Agreement, dated November 8, 1999 to purchase 49,106 Ordinary shares, par value NIS 0.01 per share, at a price per share of US$ 15.273 for a total consideration of US$ 750,000.

  (8)
  On August 15, 2001, the Company entered into a Note Purchase Agreement whereas the Company will issue notes convertible into Preferred B shares (hereinafter—"Notes") at a total amount of US$ 4 million. On September 6, 2001, the Company entered into a Joinder Agreement for the issuance of Notes, at the same terms and conditions as set forth in the Note Purchase Agreement, in consideration for US$ 2 million.

    The notes will be converted to the Company shares according to a price of US$ 22.633 per share. In the event of capital transaction or acquisition prior to April 1, 2002, the notes will be converted in a discount of up to 10%.

    The agreement specify that upon liquidation event, the holders of the Series B Preferred Shares shall be entitled to receive, per each Preferred B Share held by them, prior and in preference to the holders of Preferred A, Ordinary and Ordinary A Shares, an amount in Dollars, equal to US$ 22.633 (the "Preferred B Preference"); after satisfaction of the Preferred B Preference, the holders of the Series A Preferred Shares shall be entitled to receive, per each Preferred A Share held by them, prior and in preference to the holders of Ordinary and Ordinary A Shares, an amount in Dollars, equal to US$ 22.633 (the "Preferred A Preference"); and after satisfaction of the Preferred A Preference, the holders of Ordinary A Shares shall be entitled to receive, pro rata among them according to their respective holding of Ordinary A shares, prior and in preference to the holders of Ordinary Shares, an aggregate amount in Dollars, equal to three (3) million US$ (the "Ordinary A Preference"). Any amount that will be left for distribution among the shareholders, will be distributed according to the proportion of each shareholder in the Company's equity.

B.
Employee Stock Option Plan

The Board of Directors of the Company, at its meeting in August 1997, approved the resolution to adopt the Company's employee stock option plan ("ESOP"), providing for the allotment without consideration of options to employees of the Company, whose eligibility will be determined from time to time by the Company's Board Compensation Committee, for the purchase of up to 135,000 Ordinary A Shares of the Company of par value NIS 0.01 each. Each option will entitle the holder to purchase one Ordinary A Share of par value NIS 0.01 each at an exercise price of NIS 0.01 per option. The options usually vest over a period of two to four years and are exercisable for a period of eight years from the date of grant.

  The options will be allotted to a trustee who will hold them in trust on behalf of the employees, in accordance with Section 102 of the Income Tax Ordinance in Israel and related regulations. On May 22, 2000, the Company resolved that the number of its Ordinary A Shares, par value NIS 0.01 per share ("Ordinary A Shares"), reserved for the grant of options under the Company's 1997 Employee Option Plan, as amended (the "Plan"), be increased, following which the total number of shares reserved for option grants under the Plan was 543,577 Ordinary A Shares.

  In order to estimate the compensation cost related to options issued before August 25, 1998, management of the Company evaluated the fair value of the Company's Ordinary A Shares based upon the price per Ordinary Share in a private placement, which took place on August 25, 1998. Management's assumption is that the fair value of the Company's Ordinary A Shares grew at a fixed rate commencing with the Company inception until the above private placement date. Accordingly, the Company evaluated the fair value of Ordinary A Shares, issued prior to the private placement, by the straight-line method over the period commencing with the inception of the Company (at such time the Company's price per share is assumed to the US$ 0 (nil)) through the private placement date, in order to compute a discount from the private placement price, for such Ordinary A Shares.

  Compensation cost related to options issued after August 25, 1998 was calculated based on the last known share price.

  The Company applies APB 25 and recorded in 2001 compensation expense of US$ 4 thousand (US$ 126 thousand in 2000) due to the above options equal to the intrinsic value of the above options.

  Had compensation expense for stock options granted under the Company's Stock Option Plan been determined based on the fair value at the date of grant, consistent with the method of Statement 123, the Company's net income would have changed to the pro forma amounts indicated below:

	Year ended December 31 1999	Year ended December 31 2000	Year ended December 31 2001
	US$ thousands	US$ thousands	US$ thousands
Net loss as presented—in thousands	3,861	6,857	7,646
Additional expenses due to options granted to employees	63	331	199

Pro forma net loss—in thousands	3,924	7,188	7,845

  The fair value of each option granted is estimated on the date of grant, using the minimal value option pricing model using the following weighted average assumptions:

  1.
  Dividend yield of zero percent.

  2.
  Risk-free interest rate of 2% (5% In 2000) which represents risk free interest rates to dollar-linked financial instruments as published by the Israeli Stock Exchange.

  3.
  Expected lives of 7 years as of the date of grant.

  The following table summarizes information relating to stock options for Ordinary A Shares outstanding as of December 31, 2001:

	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
Exercise price	Number Outstanding at December 31, 2001		Number Exercisable at December 31, 2001
NIS 0.01	141,889	6.4	72,421
$8.47	52,860	7.3	—
$15.273	133,040	8.1	—
$22.633	9,588	8.9	—

	337,377		72,421

  The option allotments are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance at December 31, 1999	198,174
Granted	164,310	16.49	16.49
Forfeited	(1,847)	15.2	15.2

Balance at December 31, 2000	360,637
Forfeited	(23,260)	20.4	20.4

Balance at December 31, 2001	337,377

  *
  The Company did not record compensation expenses related to the forfeited options since their intrinsic value was zero.

C.
The Board of Directors of the Company at its meeting on December 22, 1998 adopted the Company's Stock Appreciation Plan (the "plan"). The plan shall provide key employees of the Company with special rewards corresponding to the fair market value of a specified number of Vision-Science Inc. (VSI) shares. In order to finance payment of the awards granted under the plan the Company has entered into an Option Agreement with the Parent Company under which the Parent Company granted the Company the option to purchase 75,000 share of common stock of VSI, which shares shall be sold by the Company.

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

  As of December 31, 2001, the Board of Directors did not grant any options under this plans.

Note 10—Cost of Sales

				Amounts accumulated during the development stage
	Year ended December 31,
	1999	2000	2001
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Material and components	—	—	255	255
Salaries, wages and employee benefits	—	—	54	54

Other manufacturing and service costs	—	—	—	—

	—	—	309	309
Increase in inventories	—	—	(130)	(130)

	—	—	179	179

Note 11—Research and Development Costs, Net

				Amounts accumulated during the development stage
	Year ended December 31,
	1999	2000	2001
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Salaries and related expenses (1)	1,385	2,000	2,248	7,416
Patent registration expenses	108	170	194	722
Materials	282	259	218	1,424
Subcontractors	620	1,116	1,012	3,050
Vehicle expenses	108	177	319	763
Communications	11	—	—	—
Overseas travel	6	—	—	—
Depreciation	112	294	418	902
Royalties to the OCS	—	—	8	8
Other	122	325	361	1,167

	2,754	4,341	4,778	15,452
Less: grants received from the Chief Scientist—see Note 6B(1)	(1)	—	—	(116)

	2,755	4,341	4,778	15,336

(1) Include compensation expenses in respect of options granted	204	126	4	819

Note 12—Marketing Expenses, Net

				Amounts accumulated during the development stage
	Year ended December 31,
	1999	2000	2001
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Salaries and related expenses	—	26	462	488
Participation in exhibitions	383	1,232	325	1,940
Overseas travel	145	155	125	450
Advertisement	181	—	—	—
Others	43	190	623	1,063

	752	1,603	1,535	3,941
Less: grants from the Fund of the Encouragement of Marketing Abroad	—	(46)	(49)	(95)

	752	1,557	1,486	3,846

Note 13—General and Administrative Expenses

				Amounts accumulated during the development stage
	Year ended December 31,
	1999	2000	2001
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Salaries and related expenses	139	418	382	1,233
Office services	50	130	103	381
Operating expenses	53	150	138	418
Depreciation	10	39	27	92
Other	122	259	223	690

	374	996	873	2,814

Note 14—Financing Income, Net

				Amounts accumulated during the development stage
	Year ended December 31,
	1999	2000	2001
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Interest income and linkage difference relating to monetary items	34	67	73	225
Bank charges	(14)	(23)	(25)	(72)

	20	44	48	153

Note 15—Income Taxes

A.
The Israeli tax is computed on the basis of the Company's results in nominal NIS determined for statutory purposes.

  The Company is assessed for tax purposes under the Income Tax Law (Inflationary Adjustments 1985), the purpose of which is to prevent taxation on inflationary profits.

  Tax benefits under the Law for the Encouragement of Capital Investments (1959):

  The Company was awarded "Approved Enterprise" status by the government under the Law for the Encouragement of Capital Investments (1959) (hereinafter—the "Law").

  The main benefits to which the Company will be entitled, if it meets all the requirements of the approved program, are tax exemption for a period of 10 years, commencing on the date taxable income is first generated by the Approved Enterprise (limited to the earlier of a maximum period of 12 years from commencing operations or 14 years from the date the approval letter was received). The Company would also be entitled to reduced taxes on income deriving from the Approved Enterprise in Yoqneam, and reduced tax rates on dividends originating from this income.

  Dividend distributions originating from the income of the Approved Enterprise will be subject to tax at the rate of 15%, provided that the dividend is distributed during the period stipulated by the Law.

  In the event of a dividend distribution (including withdrawals and charges that are deemed to be dividends) out of the income originating from the Approved Enterprise, and on which the Company received a tax exemption, income from which the dividend is distributed will be subject to corporate taxes at rates varying from 10%—25% depending on the percentage of foreign investment holding in the Company as defined by the Law.

  Should the Company derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income will be taxable at regular corporate tax rates (36%).

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

B.
As of the balance sheet date the Company accumulated losses for tax purposes are approximately US$ 19 million. These losses are linked to the Israeli Consumer Price Index and may be utilized against future taxable income.

  Due to the Company's "Approved Enterprise" status and tax exemption as mentioned above, the Company established a 100% valuation allowance.

C.
The subsidiary is taxed under United States Federal and State tax rules.

  In the year ended December 31, 2001, the subsidiary incurred income tax expense of US$ 6 thousand.

Note 16—Related and Interested Parties Transactions and Balances

  The Company carries out transactions with related parties as detailed below. All transactions with related parties are carried out under normal business conditions.

	Year ended December 31,
	1999	2000	2001
	US$ thousands	US$ thousands	US$ thousands
A. Transactions:
RDC Ltd.	124	102	34

Rafael	32	13	—

Vsoft Ltd.	8	7	11

Leasing from Albar Ltd.	24	47	146

B. Balance of amounts due to:
Deposit to Albar Ltd	(4)	(35)	(43)

Deposit to related party	(4)	(16)	—

Accounts payable—current accounts:
RDC Ltd.	21	2	9

Rafael	—	14	—

Vsoft Ltd.	2	2	2

Loan to related party	—	50	—

Note 17—Post Balance Sheet Date Events

  The Company entered into an agreement with one of its senior employees according to which the Company will pay a finder's fee in the event of an investment in the Company by a non-affiliated party.

QuickLinks

PART I
PART II
PART III
Part IV
VISION-SCIENCES, INC. EXHIBIT INDEX
SIGNATURES
VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2001 AND 2002 TOGETHER WITH AUDITORS' REPORT
VISION-SCIENCES, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
VISION-SCIENCES, INC. AND SUBSIDIARIES Consolidated Balance Sheets—March 31, 2001 and 2002
VISION-SCIENCES, INC. AND SUBSIDIARIES Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2000, 2001 and 2002
VISION-SCIENCES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 2000, 2001 and 2002
VISION-SCIENCES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2000, 2001 and 2002
VISION-SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2002
3DV SYSTEMS LTD. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED AUDITED FINANCIAL STATEMENTS AS AT DECEMBER 31, 2001
Table of Contents
3DV Systems Ltd. (A development stage company) Consolidated Balance Sheets as of December 31,
3DV Systems Ltd. (A development stage company) Consolidated Statements of Operations for the Year ended December 31,
3DV Systems Ltd. (A development stage company) Consolidated Statements of Cash Flows for the Year ended December 31,
3DV Systems Ltd. (A development stage company) Notes to the Consolidated Financial Statements