Form 10-Q
period 2002-06-30
VISION SCIENCES INC /DE/
filed 2002-08-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2002

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

Yes  ☒                   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2002.

Common Stock, par value of $.01	27,198,712
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	March 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,542,255	$2,890,364
Marketable securities	1,100,965	251,445
Accounts receivable, net of allowance for doubtful accounts of $77,654 and $76,641, respectively	941,167	834,577
Inventories	1,344,743	1,193,181
Prepaid expenses and deposits	83,785	76,932
Total current assets	5,012,915	5,246,499

Property and Equipment, at cost:
Machinery and equipment	3,305,471	3,283,341
Furniture and fixtures	208,934	208,934
Leasehold improvements	466,505	462,882
	3,980,910	3,955,157
Less-Accumulated depreciation and amortization	3,348,405	3,297,582
	632,505	657,575

Other assets, net of accumulated amortization of $36,331 and $34,746, respectively	94,515	96,100
Total assets	$5,739,935	$6,000,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$36,911	$43,226
Current portion of note payable	9,739	23,989
Accounts payable	582,548	286,730
Accrued expenses	948,799	1,103,156
Total current liabilities	1,577,997	1,457,101

Potential obligations to non-qualified option holders	222,150	421,110

Stockholders’ Equity:
Common stock, $.01 par value — Authorized — 50,000,000 shares Issued and outstanding — 27,198,712 shares at June 30, 2002 and 27,105,355 shares at March 31, 2002.	271,986	271,052
Additional paid-in capital	58,510,521	58,386,502
Accumulated deficit	(54,842,719)	(54,535,591)
Total stockholders’ equity	3,939,788	4,121,963
Total liabilities and stockholders’ equity	$5,739,935	$6,000,174

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2002	2001
Net sales	$1,734,459	$1,731,880
Cost of sales	1,272,486	1,144,992

Gross profit	461,973	586,888

Selling, general and administrative expenses (1)	788,058	644,816
Research and development expenses(1)	94,540	33,140
Stock-based compensation	(94,507)	—
Loss from operations	(326,118)	(91,068)

Interest income	12,147	43,929
Interest expense	(578)	(2,182)
Equity in losses of 3DV Systems Ltd	—	(500,000)
Other income, net	7,421	1,645

Net loss before cumulative effect of change in accounting principle	(307,128)	(547,676)

Cumulative effect of change in accounting principle (Note 2)	—	327,169

Net loss after cumulative effect of change in accounting principle	$(307,128)	$(874,845)

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Shares used in computing basic and diluted net loss per common share	27,185,845	26,636,627

(1)   Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$(174,361)	$—
Selling, general and administrative expenses	79,854	—
Total	$(94,507)	$—

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Number of Shares	$ .01 Par Value

Balance, March 31, 2002	27,105,355	$271,052	$58,386,502	$(54,535,591)	$4,121,963
Exercise of incentive stock options	16,000	160	19,567	—	19,727
Exercise of non-qualified stock options	77,357	774	—	—	774
Fair value of stock options exercised by non-employee	—	—	104,452	—	104,452
Net loss	—	—	—	(307,128)	(307,128)	$(307,128)

Total comprehensive loss						$(307,128)

Balance June 30, 2002	27,198,712	$271,986	$58,510,521	$(54,842,719)	$3,939,788

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Cash flows from operating activities:
Net loss	$(307,128)	$(874,845)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	52,408	56,833
Equity in losses of 3DV Systems, Ltd.	—	500,000
Loss on disposal of property and equipment	—	—
Stock compensation to non-employees	(94,507)	327,169
Changes in assets and liabilities:
Accounts receivable	(106,590)	(28,624)
Inventories	(151,562)	(163,252)
Prepaid expenses and deposits	(6,853)	(32,323)
Accounts payable	295,818	239,519
Accrued expenses	(154,357)	(213,408)

Net cash used for operating activities	(472,771)	(188,931)
Cash flows provided by (used for) investing activities
(Increase) Decrease in marketable securities	(849,520)	835,391
Purchase of property and equipment, net	(25,754)	(39,852)

Net cash (used for) provided by investing activities	(875,274)	795,539

Cash flows provided by (used for) financing activities:
Payments on note payable for leasehold improvements	(14,250)	(12,646)
(Payments for) proceeds from acceptances payable to a bank	(6,315)	40,303
Proceeds from the sale of common stock, net	—	600,000
Exercise of stock options	20,501	2,375
Net cash (used for) provided by financing activities	(64)	630,032

Net (decrease) increase in cash and cash equivalents	(1,348,109)	1,236,640
Cash and cash equivalents, beginning of period	2,890,364	2,568,724
Cash and cash equivalents, end of period	$1,542,255	$3,805,364

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$578	$2,182

Supplemental Disclosure of Non-cash Items from Financing Activities:
Exercise of non-qualified options transferred to equity during the period	$104,452	$—

Fair market value of non-qualified options granted in the period	$79,854	$—

Change in the fair market value of non-qualified options existing at the beginning of the period	$(174,361)	$—

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report to stockholders.  The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At June 30, 2002, the Company’s marketable securities consisted of commercial paper with a maturity of 262 days.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30, 2002	March 31, 2002
		(audited)
Raw materials	$715,855	$612,827
Work-in-process	186,156	190,686
Finished goods	442,732	389,668
	$1,344,743	$1,193,181

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

g.                                      Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured.

h.                                      Foreign Currency Transactions: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company charges foreign currency exchange gains or losses, in connection with its purchases of products from vendors in Japan, to operations, and charges foreign exchange translation gains and losses to retained earnings.

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

j.                                          Accounting for Derivatives: In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, to be designated as an equity instrument, an asset or a liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations.  A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.  In accordance with EITF 00-19, the Company has determined that outstanding options to non-employees as of June 30, 2002 to purchase 1,363,032 shares of the Company’s common stock should be designated as a liability.

During the three months ended June 30, 2002, a holder of non-qualified options exercised options for 45,072 shares with a value of $60,545.  As a result of this exercise, this value was transferred from the potential obligations to non-qualified option holders to additional paid-in-capital.  In addition, that holder of non-qualified options received two new options for an aggregate of 64,570 shares, of which one option for 32,285 shares was exercised in the three months ended June 30, 2002, and one option for 32,285 shares remained outstanding as of June 30, 2002.  The value of the option exercised was determined to be $43,907, the fair market value at the date of grant.  The Company recorded an expense in Selling, General and Administrative expenses related to this grant.  The Company also recorded an expense in Selling, General and Administrative expenses of $35,946, the fair market value, using the Black-Scholes method, of the other non-qualified option that remained outstanding at June 30, 2002.

The Company valued the other non-qualified options outstanding at June 30, 2002 using the Black-Scholes method.  The value of those options declined by $174,361 in the three months ended June 30, 2002.  The Company recorded this decline as a reduction in operating expenses in the accompanying statement of operations for this period.

Under the transition rules of EITF 00-19, effective June 30, 2001, the Company recorded the fair value, based upon the Black-Scholes model, of non-qualified options to non-employees to purchase 1,335,747 shares of its common stock as a liability, with the required adjustment included as a cumulative adjustment in its results of operations for the three months ended June 30, 2001.

3.     Investments in Israel

3DV Systems Ltd.

The Company accounts for its investment in 3DV Systems Ltd. (“3DV”) using the equity method of accounting.  As of March 31, 2002, the Company owned approximately 24% of the outstanding shares of 3DV, and would hold approximately 18% of the shares of 3DV, if all employee options and Convertible Notes were converted to common shares.

In March 2002, 3DV executed a sixth round of financing with investors other than the Company, including two employee-directors of the Company.  This round of financing was for $4,000,000, payable in two installments in March 2002 and September 2002.  As of June 30, 2002, 3DV had received approximately $1,000,000 of that round.

In the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000.  The Company’s investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recognized equity in losses of 3DV equal to the total value of its investment in the three months ended June 30, 2001.  In the three months ended June 30, 2002, 3DV incurred losses of approximately $1,241,000.  The Company’s investment in 3DV totaled $0 at March 31, 2002, and accordingly, the Company did not recognize any portion of the losses of 3DV for the three months ended June 30, 2002.

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

All segments follow the accounting policies described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at June 30, 2002 was $0.  Data regarding management’s view of the Company’s segments are provided in the following tables.

Three months ended June 30,	Medical	Industrial	Corporate	Adjustments	Total
2002
Sales to external customers	$1,008,006	$726,453	$—	$—	$1,734,459
Intersegment sales	—	202,873	—	(202,873)	—
Operating income (loss)	(242,989)	4,834	(87,963)	—	(326,118)
Interest income (expense)	—	(578)	12,147	—	11,569
Depreciation and amortization	44,216	8,192	—	—	52,408
Other significant non-cash items:
Stock-based compensation	—	—	(94,507)	—	(94,507)
Expenditures for fixed assets	14,860	10,894	—	—	25,754
Total assets	1,879,284	1,290,133	2,735,194	(164,676)	5,739,935

2001
Sales to external customers	$728,981	$1,002,899	$—	$—	$1,731,880
Intersegment sales	—	114,097	—	(114,097)	—
Operating income (loss)	(141,434)	180,926	(130,560)	—	(91,068)
Interest income (expense)	—	(2,182)	43,929	—	41,747
Depreciation and amortization	48,370	8,463	—	—	56,833
Other significant non-cash items:
Equity in losses of 3DV Systems	—	—	(500,000)	—	(500,000)
Cumulative effect of change in accounting principle	—	—	(327,169)	—	(327,169)
Expenditures for fixed assets	39,852	—	—	—	39,852
Total assets	1,975,416	1,375,225	4,309,493	(357,006)	7,303,128

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  See the Notes to the Consolidated Financial Statements included elsewhere herein.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements.  These judgments and estimates are based upon the Company’s historical experience, current trends and information available from other sources, as appropriate.  If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.  The Company’s critical accounting policies include the following:

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B.  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criterion (4) is based on management’s judgment regarding the collectibility of invoices for products and services delivered to customers.  Should changes in conditions cause management to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Fair Value

Financial instruments, including derivatives and non-qualified options to purchase Company stock, require disclosure of an estimate of their fair values.  Fair values are based on listed market prices, where possible.  The Company accounts for certain non-qualified options granted to non-employees to purchase Company stock in accordance the Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and carries these contracts at fair value, with any changes in fair value recorded in the results of operations.  Fair values for certain non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.  Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

Equity Investments

The Company owns a 24% interest in 3DV Systems Ltd. (3DV), which is accounted for using the equity method of accounting.  Under the equity method the Company periodically recognizes its proportionate share of 3DV’s income or loss as an item of income or expense with a corresponding increase or decrease in its investment.  Generally, the investment balance would not be reduced below zero.  To date, the Company’s proportionate share of losses has exceeded its cumulative investments in 3DV.  As a result, the Company has discontinued recording its proportionate share of 3DV’s losses.  Operating results or future market conditions could impair the recoverability of the Company’s current or potential future investments.

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

Results of Operations

Net sales for the three months ended June 30, 2002 (“Q1 03”) were $1,734,459, an increase of $2,579, or 0%, compared to the three-month period ended June 30, 2001 (“Q1 02”).  During Q1 03, sales of the medical segment increased by $279,025, or 38%, and sales of the industrial segment decreased by $276,446, or 28%, compared to Q1 02.

The increase in medical sales was due primarily to higher demand for the Company’s EndoSheaths® from the Ear-Nose-Throat (“ENT”) market of approximately $202,000, or 43%, compared to Q1 02.  Sales of the ENT EndoSheaths increased by 24% from domestic customers, and by 76% from international distributors.  This higher demand was due primarily to the continued program of lower unit prices for domestic customers, and incentives for establishing new accounts that the Company put in place in the three months ended March 31, 2002.  In addition, demand from the international market for the ENT EndoSheath has continued to be strong, especially in countries where fears of variant Creutzfeld-Jacob Disease, the human form of Mad Cow Disease, persist.  Sales of ENT endoscopes increased by approximately $84,000, or 113%, compared to Q1 02.  The increase in sales of these endoscopes was due primarily to higher demand from domestic customers resulting from improved positioning of the product in this market.

The total number of ENT EndoSheath units shipped in Q1 03 increased by 67% compared to Q1 02.  Unit shipments to domestic customers increased by 44%, while unit shipments to international distributors increased by 87%.  The Company shipped approximately 86,100 ENT EndoSheaths in Q1 03, an increase of 34,600, compared to shipments of approximately 51,500 in Q1 02.  Shipments to international distributors comprised approximately 61% of total ENT EndoSheath unit shipments in Q1 03, compared to approximately 54% in Q1 02.

Partially offsetting these sales increases was a reduction in sales of EndoSheaths to the gastrointestinal (“GI”) market, where a lack of reimbursement for the EndoSheath by insurance companies to health care providers continues.  Sales of other products comprised the remaining change.

The lower sales of industrial products in Q1 03, compared to Q1 02, were due primarily to lower demand during this period for the Company’s products by the aircraft engine and aircraft maintenance markets.  Historically, this segment derived approximately 65% of its sales from these markets. The Company believes the lower demand in Q1 03 for the products of this segment is directly related to the events of September 11, 2001, and the resulting reduction in the number of commercial flights.  The Company expects demand for products sold by the industrial segment to these markets to remain weak for at least the first half of the fiscal year ending March 31, 2003.  The industrial segment was successful in obtaining orders from the defense market in Q1 03, and plans to continue to seek orders in that and other markets.

Gross profit in Q1 03 decreased to $461,973, or 27% of net sales, compared to $586,888, or 34% of net sales in Q1 02.  Gross profit increased by approximately $51,000 in the medical segment, due primarily to the higher volume of ENT EndoSheaths that resulted in higher absorption of manufacturing costs, offset partially by lower prices for ENT EndoSheaths and higher standard costs for GI EndoSheaths.  Gross profit decreased by approximately $176,000 in the industrial segment, due primarily to lower sales volume and product mix.

Selling, general and administrative (“SG&A”) expenses in Q1 03 increased by $143,242, or 22% compared to Q1 02.  SG&A expenses amounted to 45% and 37% of net sales in Q1 03 and Q1 02, respectively.  SG&A expenses increased in the medical segment by approximately $104,000, due primarily to higher costs for personnel and product promotion.  SG&A expenses were flat in the industrial segment in Q1 03, compared to Q1 02.  SG&A expenses increased by approximately $39,000 in the corporate segment due primarily to higher costs for fringe benefits and professional fees.

R&D expenses increased by $61,400 in Q1 03, compared to Q1 02, and were 5% of sales in Q1 03, compared to 2% in Q1 02.  The primary causes for this increase were higher costs for personnel, outside services related to CMOS patent applications and costs related to the Company’s new Slide-On™ bronchoscope EndoSheath, which was approved by the Food and Drug Administration in May 2002.  The Company expects costs for R&D will continue to be higher in FY 03, compared to FY 02, as it increases its efforts to develop new products utilizing the technology inherent in its EndoSheaths.

Stock-based compensation costs were a credit of $94,507, due primarily to a reduction in the fair value of non-qualified options.  This cost is computed by determining the change in the fair value of stock options granted to non-employees of the Company.  The Company uses the Black-Scholes method to calculate the fair value.  This method uses stock price volatility, the closing price of the Company’s common stock as traded on the Nasdaq SmallCap Market and other factors to determine the fair value of non-qualified options.  The largest component in the calculation of fair value is the closing price of the Company’s common stock on the Nasdaq SmallCap Market, which was $1.12 on June 28, 2002, compared to $1.35 on March 29, 2002.

The net loss per share for Q1 03 was $.01, compared to a net loss of $.03 per share for Q1 02.

Liquidity and Capital Resources

At June 30, 2002, the Company’s principal sources of liquidity included $2.6 million in cash, cash equivalents and marketable securities and working capital of $3.4 million.  In addition, as of June 30, 2002 the Company had a demand line of credit with a bank under which the Company could borrow up to $250,000 in cash, net of any outstanding letters of credit and banker’s acceptances.  At June 30, 2002, the Company had acceptances payable totaling approximately $37,000.  The Company had pledged $250,000 to secure that bank line of credit.

The Company also has an agreement with another bank, which includes a revolving line of credit under which the Company may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and banker’s acceptances. In addition, the Company may borrow up to 75% of the cost of new equipment to a maximum amount of $250,000.  Borrowings under these loan arrangements must be fully cash collateralized.  The agreement also stipulates that when the Company achieves positive cash flow, as defined in the agreement, the Company will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of the pledged cash collateral.  The Company expects its current balance of cash, cash equivalents and marketable securities is sufficient to fund its operations at least for the next twelve months.

The Company’s cash and cash equivalents decreased by approximately $1,348,000 in the three months ended June 30, 2002, due primarily to cash used for operations of approximately $473,000 and cash used for investing activities of approximately $875,000.

In the fiscal year ended March 31, 2001, the Company entered into a contract for approximately $203,000, subsequently increased by approximately $54,000, for the design and manufacture of new equipment for manufacturing its ENT EndoSheaths, and has made payments to the supplier of approximately $233,000 as of June 30, 2002.  The Company expects to make other progress payments for the new equipment during the three months ending September 30, 2002 of approximately $24,000.  The new ENT EndoSheath forming machine was placed in service in the fourth quarter of the fiscal year ended March 31, 2002.  The Company expects the new ENT bonding machine will be placed in service during the quarter ending September 30, 2002.

The Company expects total spending for property and equipment will not exceed $350,000 for the fiscal year ending March 31, 2003.  In addition, as reported in the Company’s Form 10-K for the fiscal year ended March 31, 2002, the Company will continue to evaluate its investment in 3DV, and may make further investments if it believes it is in the best interests of the Company’s shareholders.

The Company conducts it operations in certain facilities leased from non-related parties.  These leases expire on various dates through August 2005.  In addition, the Company has operating leases for certain office equipment leased from non-related parties.  These leases expire on various dates through May 2006.  Approximate future minimum lease commitments under these leases, including payments of a note payable in conjunction with certain leasehold improvements capitalized in fiscal year 2001, are as follows:

Year ending March 31,
2003	$313,000
2004	239,000
2005	157,000
2006	72,000
2007	2,000
Total	$783,000

The Company has incurred losses since its inception, and losses are expected to continue at least during the fiscal year ending March 31, 2003 (“FY 03”).  The Company has funded the losses principally with the proceeds from public and private equity financings.  Although the Company does not anticipate the need for additional financing in FY 03, management has decided that new financing may be desirable.  However, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

Foreign Currency Exchange

The Company faces exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on the Company’s financial results.  The Company may attempt to limit this exposure by purchasing forward contracts, as required.  Most of the Company’s liabilities are settled within 90 days of receipt of materials.  At June 30, 2002, the Company’s liabilities relating to Japanese Yen were approximately $87,000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1 Statement Pursuant to 18 U.S.C. §1350

(b)                                 Reports on Form 8-K

On July 9, 2002, the Company filed a Current Report on Form 8-K, to report the decision by the Company’s Board of Directors to terminate Arthur Andersen LLP as its principal accountants and to engage BDO Seidman, LLP as its principal accountants, subject to client acceptance procedures of BDO Seidman, LLP.  On August 2, 2002, the Company filed a Current Report on Form 8-K, to report the formal engagement of BDO Seidman, LLP as its principal accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: August 14, 2002	/s/ Katsumi Oneda
Katsumi Oneda
President, CEO (Duly Authorized Officer)

/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)