Form 10-Q
period 2002-09-30
VISION SCIENCES INC /DE/
filed 2002-11-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2002

COMMISSION FILE NUMBER 0-20970

VISION-SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3430173
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9 Strathmore Road, Natick, MA	01760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(508) 650-9971

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

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2002.

Common Stock, par value of $.01	27,198,712
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2002	March 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$224,647	$2,890,364
Marketable securities	2,130,113	251,445
Accounts receivable, net of allowance for doubtful accounts of $78,280 and $76,641, respectively	620,000	834,577
Inventories	1,350,042	1,193,181
Prepaid expenses and deposits	81,077	76,932
Total current assets	4,405,879	5,246,499

Property and Equipment, at cost:
Machinery and equipment	3,367,773	3,283,341
Furniture and fixtures	208,934	208,934
Leasehold improvements	466,505	462,882
	4,043,212	3,955,157
Less-Accumulated depreciation and amortization	3,402,494	3,297,582
	640,718	657,575

Other assets, net of accumulated amortization of $37,917 and $34,746, respectively	92,929	96,100
Total assets	$5,139,526	$6,000,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$63,421	$43,226
Current portion of note payable	—	23,989
Accounts payable	426,445	286,730
Accrued expenses	943,219	1,103,156
Total current liabilities	1,433,085	1,457,101

Potential obligations to non-qualified option holders	130,574	421,110
Stockholders’ Equity:
Common stock, $.01 par value— Authorized—50,000,000 shares Issued and outstanding—27,198,712 shares at September 30, 2002 and 27,105,355 shares at March 31, 2002	271,986	271,052
Additional paid-in capital	58,510,521	58,386,502
Accumulated deficit	(55,206,640)	(54,535,591)
Total stockholders’ equity	3,575,867	4,121,963
Total liabilities and stockholders’ equity	$5,139,526	$6,000,174

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net sales	$1,512,124	$1,720,279	$3,246,583	$3,452,159
Cost of sales	1,091,678	1,059,524	2,364,164	2,204,516

Gross profit	420,446	660,755	882,419	1,247,643

Selling, general and administrative expenses (1)	795,095	651,988	1,583,154	1,296,804
Research and development expenses (1)	95,922	73,194	190,462	106,334
Stock-based compensation	(91,576)	(102,231)	(186,083)	(102,231)
Income (loss) from operations	(378,995)	37,804	(705,114)	(53,264)

Interest income	12,087	35,182	24,234	79,111
Interest expense	(146)	(1,799)	(724)	(3,981)
Equity in losses of 3DV Systems Ltd	—	—	—	(500,000)
Other income	3,133	1,972	10,555	3,616

Net income (loss) before cumulative effect of change in accounting principle	(363,921)	73,159	(671,049)	(474,518)
Cumulative effect of change in accounting principle (Note 2)	—	—	—	327,169
Net income (loss) after cumulative effect of change in accounting principle	$(363,921)	$73,159	$(671,049)	$(801,687)

Basic and diluted net income (loss) per common share	$(0.01)	$0.00	$(0.02)	$(0.03)

Shares used in computing basic and diluted net income (loss) per common share	27,198,712	27,105,355	27,192,314	26,872,272

(1)  Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$(84,111)	$(102,231)	$(258,472)	$(102,231)
Selling, general and administrative expenses	(7,465)	—	72,389	—
Total	$(91,576)	$(102,231)	$(186,083)	$(102,231)

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss

Balance, March 31, 2002	27,105,355	$271,052	$58,386,502	$(54,535,591)	$4,121,963
Exercise of incentive stock options	16,000	160	19,567	—	19,727
Exercise of non-qualified stock options	77,357	774	—	—	774
Fair value of stock options exercised by non-employee			104,452		104,452
Net loss	—	—	—	(671,049)	(671,049)	$(671,049)
Total comprehensive loss						$(671,049)
Balance September 30, 2002	27,198,712	$271,986	$58,510,521	$(55,206,640)	$3,575,867

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

Six Months Ended
September 30, 2002
		Six Months Ended September 30, 2001
Cash flows from operating activities:
Net loss	$(671,049)	$(801,687)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	108,083	117,959
Equity in losses of 3DV Systems, Ltd.	—	500,000
Stock compensation to non-employees	(186,083)	224,938
Changes in assets and liabilities:
Accounts receivable	214,577	218,037
Inventories	(156,861)	(295,069)
Prepaid expenses and deposits	(4,145)	(17,949)
Accounts payable	139,715	154,270
Accrued expenses	(159,937)	(298,301)
Net cash used for operating activities	(715,700)	(197,802)
Cash flows provided by (used for) investing activities
Decrease (increase) in marketable securities	(1,878,668)	441,216
Purchase of property and equipment, net	(88,055)	(100,629)
Net cash provided by (used for) investing activities	(1,966,723)	340,587

Cash flows provided by (used for) financing activities:
Payments on note payable for leasehold improvements	(23,989)	(25,676)
Proceeds from acceptances payable to a bank	20,195	13,492
Proceeds from the sale of common stock, net	—	600,000
Exercise of stock options	20,500	2,375
Net cash provided by financing activities	16,706	590,191
Net increase (decrease) in cash and cash equivalents	(2,665,717)	732,976
Cash and cash equivalents, beginning of period	2,890,364	2,568,724
Cash and cash equivalents, end of period	$224,647	$3,301,700

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$724	$3,981

Supplemental Disclosure of Non-cash items from Financing Activities:
Exercise of non-qualified options transferred to equity during the period	$104,452	$—
Fair market value of non-qualified options granted in the period	$79,854	$—
Change in the fair market value of non-qualified options existing at the beginning of period	$(265,937)	$(102,231)

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

                                                The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report to stockholders.  The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At September 30, 2002, the Company’s marketable securities consisted of commercial paper and a certificate of deposit with a weighted average maturity of 181 days.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in,

first-out (FIFO) method and consist of the following:

	September 30, 2002	March 31, 2002
		(audited)
Raw materials	$740,190	$612,827
Work-in-process	154,903	190,686
Finished goods	454,949	389,668
	$1,350,042	$1,193,181

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

2.             Summary of Significant Accounting Policies (Continued)

j.                                          Accounting for Derivatives: In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, to be designated as an equity instrument, an asset or a liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations.  A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.  In accordance with EITF 00-19, the Company has determined that outstanding options to non-employees as of September 30, 2002 to purchase 1,363,032 shares of the Company’s common stock should be designated as a liability.

The Company valued the non-qualified options outstanding at September 30, 2002 using the Black-Scholes method.  The value of those options declined by $91,576 and by $265,937, respectively, in the three and six months ended September 30, 2002.  The Company recorded these declines as reductions in operating expenses in the accompanying consolidated statement of operations for these periods.

3.              Investments in Israel

3DV Systems Ltd.

The Company accounts for its investment in 3DV Systems Ltd. (“3DV”) using the equity method of accounting.  As of March 31, 2002, the Company owned approximately 24% of the outstanding shares of 3DV, and would hold approximately 18% of the shares of 3DV, if all employee options and Convertible Notes were converted to common shares.

In March 2002, 3DV executed a sixth round of financing with investors other than the Company, including two employee-directors of the Company.  This round of financing was for $4,000,000, payable in two installments in March 2002 and September 2002.  As of September 30, 2002, 3DV had received approximately $2,500,000 of that round.  These employee-directors have offered, and the Company is considering accepting, a no-cost option to acquire the interest of the two employee-directors.  This option would be exercisable for ten years, solely by the Company, and for payment of only the principal amount of their investment.

In the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000.  The Company’s investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recognized equity in losses of 3DV equal to the total value of its investment in the three months ended June 30, 2001.  In the three and six months ended September 30, 2002, 3DV incurred losses of approximately $1,479,000 and $4,034,000, respectively.  The Company’s investment in 3DV totaled $0 at March 31, 2002, and accordingly, the Company did not recognize any portion of the losses of 3DV for the three and six-month periods ended September 30, 2002.

4.                                      Segment Information

The Company has three reportable segments — Medical, Industrial and Corporate.  The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry.  The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.  The corporate segment consists of certain administrative expenses applicable to the Company as a whole and the management oversight of the Company’s investment in 3DV, Vision-Sciences Ltd. (the Company’s Israeli subsidiary) and the Company’s support of the University of Georgia Hepatitis Project, Proposal No. 022297-01 (the “Egypt Project”).

All segments follow the accounting policies described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at September 30, 2002 was $0.  Data regarding management’s view of the Company’s segments are provided in the following tables.

Three months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2002
Sales to external customers	$848,025	$664,099	$—	$—	$1,512,124
Intersegment sales	—	151,041	—	(151,041)	—
Operating income (loss)	(268,372)	(14,863)	(95,760)	—	(378,995)
Interest income (expense)	—	(146)	12,087	—	11,941
Depreciation and amortization	45,804	9,870	—	—	55,674
Other significant non-cash items:
Stock-based compensation	—	—	(91,576)	—	(91,576)
Expenditures for fixed assets	42,999	19,302	—	—	62,301

2001
Sales to external customers	$884,186	$836,093	$—	$—	$1,720,279
Intersegment sales	—	144,283	—	(144,283)	—
Operating income (loss)	(18,648)	132,415	(75,963)	—	37,804
Interest income (expense)	—	(1,799)	35,182	—	33,383
Depreciation and amortization	52,691	8,436	—	—	61,127
Other significant non-cash items:
Stock-based compensation	—	—	(102,231)	—	(102,231)
Expenditures for fixed assets	60,036	741	—	—	60,777

Six months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2002
Sales to external customers	$1,856,031	$1,390,552	$—	$—	$3,246,583
Intersegment sales	—	353,914		(353,914)	—
Operating income (loss)	(511,362)	(10,029)	(183,723)	—	(705,114)
Interest income (expense)	—	(724)	24,234	—	23,510
Depreciation and amortization	90,021	18,062	—	—	108,083
Other significant non-cash items:
Stock-based compensation	—	—	(186,083)	—	(186,083)
Total assets	1,807,078	1,142,370	2,446,734	(256,656)	5,139,526
Expenditures for fixed assets	57,860	30,195	—	—	88,055

2001
Sales to external customers	$1,613,167	$1,838,992	$—	$—	$3,452,159
Intersegment sales	—	258,380	—	(258,380)	—
Operating income (loss)	(160,082)	313,341	(206,523)	—	(53,264)
Interest income (expense)	—	(3,981)	79,111	—	75,130
Depreciation and amortization	101,061	16,898	—	—	117,959
Other significant non-cash items:
Equity in losses of 3DV Systems	—	—	(500,000)	—	(500,000)
Cumulative effect of change in accounting principle	—	—	(327,169)	—	(327,169)
Stock-based compensation	—	—	(102,231)	—	(102,231)
Total assets	1,838,461	1,244,522	4,200,004	(218,915)	7,064,072
Expenditures for fixed assets	99,888	741	—	—	100,629

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  See the Notes to the Consolidated Financial Statements included elsewhere herein.  Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates.  Our critical accounting policies include the following:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B.  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criterion (4) is based on management’s judgment regarding the collectibility of invoices for products and services delivered to customers.  Should changes in conditions cause management to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Income Taxes

The income tax policy followed by us records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards.  We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Fair Value

Financial instruments, including derivatives and non-qualified options to purchase our common stock, require disclosure of an estimate of their fair values.  Fair values are based on listed market prices, where possible.  We account for certain non-qualified options granted to non-employees to purchase our common stock in accordance the Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and carry these contracts at fair value, with any changes in fair value recorded in the results of operations.  Fair values for certain non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.  Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

Equity Investments

We own approximately 24% of the outstanding shares of 3DV Systems Ltd. (3DV), which we account for using the equity method of accounting.  Under the equity method we periodically recognize our proportionate share of 3DV’s income or loss as an item of income or expense with a corresponding increase or decrease in our investment.  Generally, the investment balance would not be reduced below zero.  To date, our proportionate share of losses has exceeded our cumulative investments in 3DV.  As a result, we have discontinued recording our proportionate share of 3DV’s losses.  Operating results or future market conditions could impair the recoverability of our current or potential future investments.

Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission.  We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

We operate in three reporting segments, medical, industrial and corporate.  The medical segment supplies endoscopes and EndoSheaths® to the Ear-Nose-Throat (“ENT”), gastrointestinal (“GI”) and pulmonary markets.  The industrial segment supplies borescopes to the aircraft engine manufacturing and repair market and other industrial markets.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.

Sales

Q2 03 Compared to Q2 02

Net sales for the three months ended September 30, 2002 (“Q2 03”) were $1,512,124, a decrease of $208,155, or 12%, compared to the three-month period ended September 30, 2001 (“Q2 02”).  During this period, sales of the medical segment decreased by $36,161, or 4%, and sales of the industrial segment decreased by $171,994, or 21%.

Within the medical segment, sales to the ENT market decreased by approximately $1,000, while sales to the GI and pulmonary markets decreased by approximately $38,000.  Sales of accessories, repair services and other medical products increased by approximately $3,000.

Medical Segment - ENT Market

Sales of EndoSheaths and endoscopes to the domestic ENT market increased by approximately $39,000 and $50,000, respectively.  We believe this higher demand is due to our continued efforts to promote the ENT EndoSheath and endoscope to the domestic market with promotional prices for first-time users.  We expect to continue this pricing policy for the next fiscal quarter ending December 31, 2002.

Sales of endoscopes to the international ENT market decreased by approximately $97,000, while sales of EndoSheaths increased by $7,000.  Sales of endoscopes to our international distributors is more variable than the domestic market due to a number of factors, such as local country promotions of competitor’s products and particular needs of some international customers that do not repeat consistently from year to year.

We shipped approximately 68,700 ENT EndoSheaths in Q2 03, an increase of 6,300, or 10%, compared to shipments of approximately 62,400 in Q2 02.  However, lower average selling prices per unit resulted in a sales increase of 9%.  The lower average selling price was due primarily to lower prices instituted by us to make the ENT EndoSheath more affordable to customers.  Shipments to international distributors comprised approximately 51% of total ENT EndoSheath unit shipments in Q2 03, compared to approximately 54% in Q2 02.  During Q2 03, we acquired approximately 48 new domestic ENT customers, and unit shipments to all domestic customers increased by 19%, compared to Q2 02, primarily due to higher demand generated by the lower prices, and by the desire of hospitals to avoid the risk of cross-infection and the time-consuming task of cleaning endoscopes.  Unit shipments in Q2 03 to international distributors increased by 3%, compared to the same quarter last year.  We experienced increased demand of 12% from Europe, where fears of Mad-Cow Disease persist, but lower demand from our distributor in the Pacific Rim where unit sales declined in Q2 03, compared to Q2 02.  The reason for this decline was related to that distributor lowering inventory levels inherited from the prior distributor.  We expect shipment levels to this new distributor will return to levels of last year in the second half of fiscal 2003.

Medical Segment - GI and Pulmonary Markets

Sales of endoscopes and EndoSheaths to the GI and pulmonary markets decreased by approximately $38,000.  We did not ship any endoscopes to the GI market in Q2 03.  We believe the continued lack of reimbursement for the GI EndoSheath by insurance companies to health care providers is the primary cause for this lower demand.  We do not expect demand for our GI EndoSheaths to increase, as health care providers cannot, in general, obtain reimbursement for the EndoSheath, thus discouraging its use. We have kept our prices relatively low compared to the cost to manufacture, expecting that demand would increase for the GI EndoSheath, and result in lower costs to manufacture.  As demand has not increased, we intend to increase the price of the GI EndoSheath in November 2002 to help us recover our costs to manufacture it.

In the pulmonary market, we spent our efforts on Institutional Review Board (“IRB”) activities to test the market acceptance of our new Slide-On bronchoscope EndoSheath.  In the quarter ending December 31, 2002, we expect to review these activities and launch this product in the international and domestic markets.  We believe this system addresses design and use problems for bronchoscopy that competitor’s products do not address, but the perceived higher cost may prevent wide acceptance by the market.

Industrial Segment

The lower sales of the industrial segment’s products in Q2 03, compared to Q2 02, were due primarily to lower demand during this period by the aircraft engine manufacturing and maintenance markets.  We had expected demand for these products to be slow, due to the reduced air traffic.  We expect demand from these markets will remain low for at least the next two fiscal quarters.  The industrial segment continues to seek orders in the defense and other markets to offset this decline.

6 Months 03 Compared to 6 Months 02

Net sales for the six months ended September 30, 2002 (“6 months 03”) decreased by $205,576, or 6% compared to the six-month period ended September 30, 2001 (“6 months 02”).  During this period, sales of the medical segment increased by $242,864, or 15%, and sales of the industrial segment decreased by $448,440, or 24%.

Within the medical segment, sales to the ENT market increased by approximately $286,000, while sales to the GI and pulmonary markets decreased by approximately $41,000.  Sales of accessories, repair services and other medical products decreased by approximately $2,000.

Medical Segment — ENT Market

Sales of EndoSheaths and endoscopes to the domestic ENT market increased by approximately $110,000 and $126,000, respectively.  We believe this higher demand is due to our continued efforts to promote the ENT EndoSheath and endoscope in the domestic market with promotional prices for first-time users, instituted in June 2001.  Sales of endoscopes to the international ENT market decreased by approximately $89,000, while sales of EndoSheaths increased by $139,000.

The number of ENT EndoSheath units shipped in 6 months 03 increased by 36% in total, 30% to domestic customers and 41% to international distributors.  We shipped approximately 154,700 ENT EndoSheaths in 6 months 03, an increase of 40,800, compared to shipments of approximately 113,900 in 6 months 02.  However, lower average selling prices per unit resulted in a sales increase of 25% in total, 18% from domestic customers and 37% from international distributors.  The lower average selling price was due to lower prices instituted by us in June 2001 to make the ENT EndoSheath more affordable to customers.

Shipments to international distributors comprised approximately 56% of total ENT EndoSheath unit shipments in 6 months 03, compared to approximately 54% in 6 months 02.  International demand for the Company’s ENT EndoSheath continues to be high, especially in Europe.  During 6 months 03, we acquired approximately 105 new domestic ENT customers.  We expect the lower unit prices will encourage more usage of the ENT EndoSheath, both in domestic and international markets.  However, there can be no assurance that the higher number of units shipped will more than offset the lower unit selling prices.

Medical Segment — GI and Pulmonary Markets

The decline in sales to these markets was due primarily to lower unit sales of EndoSheaths to the GI market, again due to lack of reimbursement.  We did sell two bronchoscopes to international distributors, and we expect to sell more after an official product launch, which is expected to occur in the quarter ending December 31, 2002.

Industrial Segment

The industrial segment experienced lower sales in 6 months 03, compared to 6 months 02, primarily due to lower demand by aircraft engine manufacturers.  We had expected this demand to be lower for the first two fiscal quarters, and as of September 30, 2002, we expect demand from these markets will remain at current levels at least for the next two fiscal quarters.

Gross Profit

Gross profit in Q2 03 decreased to $420,446, or 28% of net sales, compared to $660,755, or 38% of net sales in Q2 02.  Gross profit decreased by approximately $72,000 in the medical segment, due primarily to the lower sales volume and higher manufacturing costs of endoscopes and EndoSheaths for the GI and pulmonary markets.  Gross profit decreased in the industrial segment by approximately $168,000, due primarily to lower sales volume.

Gross profit in 6 months 03 decreased to $882,419, or 27% of net sales, compared to $1,247,643, or 36% of net sales in 6 months 02.  In the medical segment, gross profit was approximately $483,000, or 26% of sales, compared to approximately $505,000, or 31%, in 2001.  The higher gross profit that resulted from higher unit volume of endoscopes and EndoSheaths sold to the ENT market was offset partially by the lower prices from these same markets.  In addition, the lower volume of endoscopes and EndoSheaths sold to the GI and pulmonary markets resulted in lower gross profit.  Gross profit decreased in the industrial segment by approximately $344,000, due primarily to lower sales volume.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses in Q2 03 increased by $143,107, or 22% compared to Q2 02.  SG&A expenses amounted to 53% of net sales in Q2 03 and 38% in Q2 02.  The increase in these categories was primarily attributable to higher expenses in the medical segment of approximately $129,000 resulting from higher costs for personnel, product promotion and legal costs related to patents.  In the industrial segment these costs decreased due to lower costs for commissions and product promotion.  In the corporate segment, we incurred higher expenses for fringe benefits.

SG&A expenses increased by $286,350 in 6 months 03, compared to 6 months 02.  SG&A expenses amounted to 49% of sales in 6 months 03, compared to 38% of sales in 6 months 02.  SG&A expenses increased in the medical and corporate segments by approximately $232,000 and $74,000, respectively, and decreased in the industrial segment by approximately $20,000.  The primary causes for the increase in the medical and corporate segments were higher costs for personnel, product promotion and commissions.  In the industrial segment the decrease in SG&A expenses was due primarily to lower commissions.

Research and development (“R&D”) expenses increased by $22,728 in Q2 03 compared to Q2 02, and were 6% of sales in Q2 03, compared to 4% of sales in Q2 02.  We increased the effort devoted to R&D by adding personnel for specific products that we expect will result in higher sales of EndoSheaths to the ENT market in our fiscal year 2004.  Our strategy in new products has shifted from designing EndoSheaths primarily to prevent cross-infection to designing EndoSheaths that will also allow health-care providers to perform procedures in their offices that currently are only be performed in hospitals.  We plan to launch the first of these products in the fourth quarter of fiscal 2003.  We are planning to increase this activity in the second half of fiscal 2003, resulting in higher expenses, compared to the first half of fiscal 2003.  In the corporate segment, we reduced the resources expended on Complementary Metal Oxide Semiconductor image sensor patent applications, as we are in the prosecution phase for these applications.

R&D expenses increased by $84,128 in 6 months 03, compared to 6 months 02, and were 6% of sales in 6 months 03, compared to 3% in 6 months 02.  We increased the efforts devoted to R&D for our new bronchoscope EndoSheath and began the effort devoted to new products for the ENT market.

We recorded a reduction to expenses for the change in value of non-qualified stock options.  Stock-based compensation costs declined by $91,576 in Q2 03, compared to a decline of $102,231 in Q2 02.  This line item is the result of valuing our non-qualified stock options using the Black-Scholes method, which uses stock price volatility, the closing price of our common stock as traded on the Nasdaq SmallCap and other factors to determine the potential liability to option holders.  For Q2 03, the change in the closing stock price was the largest cause for the reduction in this potential liability.

We did not record equity in losses of 3DV Systems in Q2 03 nor in Q2 02.  For 6 months 02 we recorded equity in the losses of 3DV of $500,000.  See Note 3 in the Notes to Consolidated Financial Statements in this Form 10-Q.

The net loss per share for Q2 03 was $.01, compared to a breakeven income of $.00 per share for Q2 02.  For 6 months 03 the loss per share was $.02, compared to $.03 for 6 months 02.

Liquidity and Capital Resources

At September 30, 2002, our principal sources of liquidity included $2.35 million in cash, cash equivalents and marketable securities, which is part of our working capital of $3.0 million.  As of September 30, 2002 we had an agreement with a bank, which includes a revolving line of credit under which we may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and banker’s acceptances.  The bank agreement also provided that we could borrow, under a term loan facility, up to 75% of the cost of new equipment to a maximum amount of $250,000.  The availability under the term loan facility expired on September 30, 2002, but we expect we can have it reinstated during the second half of fiscal 2003.  Borrowings under these loan arrangements must be fully cash collateralized.

The agreement also stipulates that when we achieve positive cash flow, as defined in the agreement, we will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of the pledged cash collateral.  We expect our current balance of cash, cash equivalents and marketable securities is sufficient to fund our operations at least for the next twelve months.

At September 30, 2002, we had acceptances payable totaling approximately $63,000, secured by a certificate of deposit of $125,000.

Our cash and cash equivalents decreased by approximately $2,666,000 in 6 months 03.  However, approximately $1,879,000 of this usage resulted from an increase in our marketable securities, as we increased the duration of our investments to obtain higher yields.  The net usage of cash, cash equivalents and marketable securities was approximately $787,000 for 6 months 03, compared to a generation of approximately $292,000 for the same period last year.  The primary reasons for the higher usage were the increased cost of operations and a non-repeating sale of our common stock of $600,000 that occurred in June 2001.  These were partially offset by a lower need for working capital totaling approximately $272,000.

In the fiscal year ended March 31, 2001, we entered into a contract for approximately $203,000, subsequently increased by approximately $54,000, for the design and manufacture of new equipment for manufacturing our ENT EndoSheaths.  We have made payments to the supplier of approximately $233,000 as of September 30, 2002.  We expect to make the remaining progress payments for the new equipment during the three months ending December 31, 2002 of approximately $24,000.  The new ENT EndoSheath forming machine was placed in service in the fourth quarter of the fiscal year ended March 31, 2002.  The new ENT bonding machine was delivered in October 2002, and we expect to have it placed in service during the quarter ending December 31, 2002.

We expect total spending for property and equipment will not exceed $350,000 for the fiscal year ending March 31, 2003.  In addition, as reported in our Form 10-K for the fiscal year ended March 31, 2002, we will continue to evaluate our investment in 3DV, and may make further investments if we believe it is in the best interests of our shareholders.

We conduct our operations in certain facilities leased from non-related parties.  These leases expire on various dates through August 2005.  In addition, we have operating leases for certain office equipment leased from non-related parties.  These leases expire on various dates through May 2006.  Approximate future minimum lease commitments under these leases, including payments of a note payable in conjunction with certain leasehold improvements capitalized in fiscal year 2001, are as follows:

Year ending March 31,
2003	$313,000
2004	239,000
2005	157,000
2006	72,000
2007	2,000
Total	$783,000

We have incurred losses since our inception, and losses are expected to continue at least during the fiscal year ending March 31, 2003.  We have funded the losses principally with the proceeds from public and private equity financings.  Although we believe we have sufficient cash resources to fund our operations for the next twelve months, management has decided that new financing is desirable.  However, there can be no assurance that additional funding will be available, or available on reasonable terms.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to the risks associated with fluctuations in interest rates and changes in foreign currency exchange rates.

Interest and Market Risk

We maintain a portfolio of marketable, primarily fixed income, available-for-sale securities of various issuers, types and maturities.  We have not used derivative financial instruments in our investment portfolio.  We attempt to limit our exposure to interest rate and credit risk by placing our investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates decline.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our liabilities are settled within 90 days of receipt of materials.  At September 30, 2002, our liabilities relating to Japanese Yen were approximately $63,000.

Item 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Stockholders

We held the 2002 Annual General Meeting of Shareholders (the “Annual Meeting”) on August 15, 2002.  At the Annual Meeting, the following actions were taken:

1.               The stockholders re-elected Katsumi Oneda and Fred Silverstein, M.D. as Class II Directors, to serve for a three-year term.  Holders of 15,190,424 shares of Common Stock voted for and holders of 16,172 shares of Common Stock withheld voting for each of Mr. Oneda and Dr. Silverstein.  In addition to Mr. Oneda and Dr. Silverstein, Dr. Gerald B. Lichtenberger, Ph.D., Mr. Lewis C. Pell, Mr. William F. Doyle, Mr. Kenneth W. Anstey and Mr. John J. Wallace continue to serve on the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
99.1 Certification pursuant to 18 U.S.C. §1350

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: November 14, 2002	/s/ Katsumi Oneda
Katsumi Oneda
President, CEO (Duly Authorized Officer)

/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Katsumi Oneda, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Vision-Sciences, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Katsumi Oneda
Dated:	November 14, 2002	Katsumi Oneda
Chief Executive Officer

CERTIFICATIONS

I, James A. Tracy, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Vision-Sciences, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James A. Tracy
Dated:	November 14, 2002	James A. Tracy
Chief Financial Officer