Form 10-Q
period 2002-12-31
VISION SCIENCES INC /DE/
filed 2003-02-11
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED December 31, 2002

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2002.

Common Stock, par value of $.01	27,198,712
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	March 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$578,374	$2,890,364
Marketable securities	1,136,780	251,445
Accounts receivable, net of allowance for doubtful accounts of $77,256 and $76,641, respectively	662,869	834,577
Inventories	1,276,370	1,193,181
Prepaid expenses and deposits	95,147	76,932
Total current assets	3,749,540	5,246,499

Property and Equipment, at cost:
Machinery and equipment	3,385,478	3,283,341
Furniture and fixtures	208,934	208,934
Leasehold improvements	466,505	462,882
	4,060,917	3,955,157
Less-Accumulated depreciation and amortization	3,458,123	3,297,582
	602,794	657,575

Other assets, net of accumulated amortization of $39,502 and $34,746, respectively	91,344	96,100
Total assets	$4,443,678	$6,000,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$19,555	$43,226
Current portion of note payable	—	23,989
Accounts payable	350,688	286,730
Accrued expenses	902,958	1,103,156
Total current liabilities	1,273,201	1,457,101

Potential obligations to non-qualified option holders	120,504	421,110
Stockholders’ Equity:
Common stock, $.01 par value— Authorized—50,000,000 shares Issued and outstanding—27,198,712 shares at December 31, 2002 and 27,105,355 shares at March 31, 2002	271,986	271,052
Additional paid-in capital	58,510,521	58,386,502
Accumulated deficit	(55,732,534)	(54,535,591)
Total stockholders’ equity	3,049,973	4,121,963
Total liabilities and stockholders’ equity	$4,443,678	$6,000,174

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net sales	$1,636,788	$1,629,055	$4,883,371	$5,081,214
Cost of sales	1,289,857	1,167,699	3,654,020	3,372,214

Gross profit	346,931	461,356	1,229,351	1,709,000

Selling, general and administrative expenses(1)	766,308	830,550	2,349,463	2,170,788
Research and development expenses(1)	128,897	72,468	319,359	135,369
Stock-based compensation	(10,070)	(75,025)	(196,153)	(177,256)
Loss from operations	(538,204)	(366,637)	(1,243,318)	(419,901)

Interest income	8,944	24,099	33,178	103,210
Interest expense	—	(1,404)	(724)	(5,385)
Equity in losses of 3DV Systems Ltd.	—	—	—	(500,000)
Other income	3,366	(1,620)	13,921	1,996

Net loss before cumulative effect of change in accounting principle	(525,894)	(345,562)	(1,196,943)	(820,080)
Cumulative effect of change in accounting principle (Note 2)	—	—	—	327,169
Net loss after cumulative effect of change in accounting principle	$(525,894)	$(345,562)	$(1,196,943)	$(1,147,249)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Shares used in computing basic and diluted net loss per common share	27,198,712	27,105,355	27,194,454	26,950,249

(1) Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$(10,054)	$(75,025)	$(268,526)	$(177,256)
Selling, general and administrative expenses	(16)	—	72,373	—
Total	$(10,070)	$(75,025)	$(196,153)	$(177,256)

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Number of Shares	$ .01 Par Value

Balance, March 31, 2002	27,105,355	$271,052	$58,386,502	$(54,535,591)	$4,121,963
Exercise of incentive stock options	16,000	160	19,567	—	19,727
Exercise of non-qualified stock options	77,357	774	—	—	774
Fair value of stock options exercised by non-employee			104,452		104,452
Net loss	—	—	—	(1,196,943)	(1,196,943)	$(1,196,943)

Total comprehensive loss						$(1,196,943)

Balance December 31, 2002	27,198,712	$271,986	$58,510,521	$(55,732,534)	$3,049,973

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended December 31, 2002	Nine Months Ended December 31, 2001
Cash flows from operating activities:
Net loss	$(1,196,943)	$(1,147,249)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	165,297	169,342
Equity in losses of 3DV Systems, Ltd.	—	500,000
Stock compensation to non-employees	(196,153)	149,913
Changes in assets and liabilities:
Accounts receivable	171,708	180,929
Inventories	(83,189)	(237,405)
Prepaid expenses and deposits	(18,215)	(33,706)
Accounts payable	63,958	50,389
Accrued expenses	(200,198)	(356,242)

Net cash used for operating activities	(1,293,735)	(724,029)

Cash flows provided by (used for) investing activities Decrease (increase) in marketable securities	(885,335)	989,875
Purchase of property and equipment, net	(105,760)	(145,455)

Net cash (used for) provided by investing activities	(991,095)	844,420

Cash flows provided by (used for) financing activities:
Payments on note payable for leasehold improvements	(23,989)	(39,100)
Proceeds from acceptances payable to a bank	(23,671)	11,165
Proceeds from the sale of common stock, net	—	600,000
Exercise of stock options	20,500	2,375

Net cash (used for) provided by financing activities	(27,160)	574,440

Net increase (decrease) in cash and cash equivalents	(2,311,990)	694,831
Cash and cash equivalents, beginning of period	2,890,364	2,568,724
Cash and cash equivalents, end of period	$578,374	$3,263,555

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$724	$5,385

Supplemental disclosure of non-cash items from financing activities:
Exercise of non-qualified options transferred to equity during the period	$104,452	$—
Fair market value of non-qualified options granted in the period	$79,854	$—
Change in the fair market value of non-qualified options existing at the beginning of the period	$(276,008)	$(177,256)

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

At December 31, 2002, our principal sources of liquidity included $1.715 million in cash, cash equivalents and marketable securities, which is part of our working capital of $2.5 million.  We expect our current balance of cash, cash equivalents and marketable securities is not sufficient to fund our operations for the next twelve months.  Accordingly, management is pursuing the possibilities of raising additional cash by selling equity securities.

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At December 31, 2002, the Company’s marketable securities consisted of commercial paper and a certificate of deposit with a weighted average maturity of 240 days.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31, 2002	March 31, 2002
		(audited)
Raw materials	$688,104	$612,827
Work-in-process	195,679	190,686
Finished goods	392,587	389,668
	$1,276,370	$1,193,181

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

j.                                          Accounting for Derivatives: In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, to be designated as an equity instrument, an asset or a liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations.  A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

Under the transition rules of EITF 00-19, the Company recorded the options outstanding at June 30, 2001 as a liability at fair value with a required adjustment of $327,169 in its results of operations.

In accordance with EITF 00-19, the Company has determined that outstanding options to non-employees as of December 31, 2002 to purchase 1,363,032 shares of the Company’s common stock should be designated as a liability.

The Company valued the non-qualified options outstanding at December 31, 2002 using the Black-Scholes method.  The value of those options declined by $10,070 and by $276,008, respectively, in the three and nine months ended December 31, 2002.  The Company recorded these declines as reductions in operating expenses in the accompanying consolidated statements of operations for these periods.

3.                                      Investment in 3DV Systems Ltd.

The Company accounts for its investment in 3DV Systems Ltd. (“3DV”) using the equity method of accounting.  As of March 31, 2002, the Company owned approximately 24% of the outstanding shares of 3DV, and would hold approximately 18% of the shares of 3DV, if all employee options and Convertible Notes were converted to common shares.

In 2002, 3DV executed a sixth round of financing with investors other than the Company, including two employee-directors of the Company.  These employee-directors have offered, and the Company is considering accepting, a no-cost option to acquire their entire interest in 3DV.  This option would be exercisable for ten years, solely by the Company, and for payment of only the principal amount of their investment.  As of December 31, 2002, the Company owned approximately 21% of the outstanding shares of 3DV, and would hold approximately 17% of the shares of 3DV, if all employee options and Convertible Notes were converted to common shares.

In the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000.  The Company’s investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recognized equity in losses of 3DV equal to the total value of its investment in the three months ended June 30, 2001.  In the three and nine months ended December 31, 2002, 3DV continued to incur losses.  Because the Company had fully recognized as a loss its total investment in 3DV at March 31, 2002, the Company did not recognize any portion of the losses of 3DV for the three and nine-month periods ended December 31, 2002.

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

All segments follow the accounting policies described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at December 31, 2002 was $0.  Data regarding management’s view of the Company’s segments are provided in the following tables.

Three months ended December 31,	Medical	Industrial	Corporate	Adjustments	Total
2002
Sales to external customers	$970,219	$666,569	$—	$—	$1,636,788
Intersegment sales	—	158,784	—	(158,784)	—
Operating loss	(302,818)	(66,777)	(168,609)	—	(538,204)
Interest income (expense)	—	—	8,944	—	8,944
Depreciation and amortization	46,507	10,708	—	—	57,215
Other significant non-cash items:
Stock-based compensation	—	—	(10,070)	—	(10,070)
Expenditures for fixed assets	17,473	232	—	—	17,705

2001
Sales to external customers	$877,001	$752,054	$—	$—	$1,629,055
Intersegment sales	—	152,265	—	(152,265)	—
Operating income (loss)	(370,561)	77,049	(73,125)	—	(366,637)
Interest income (expense)	—	(1,404)	24,099	—	22,695
Depreciation and amortization	42,974	8,407	—	—	51,381
Other significant non-cash items:
Stock-based compensation	—	—	(75,025)	—	(75,025)
Expenditures for fixed assets	42,377	2,448	—	—	44,825

Nine months ended December 31,	Medical	Industrial	Corporate	Adjustments	Total
2002
Sales to external customers	$2,826,250	$2,057,121	$—	$—	$4,883,371
Intersegment sales	—	512,698	—	(512,698)	—
Operating loss	(814,180)	(76,806)	(352,332)	—	(1,243,318)
Interest income (expense)	—	(724)	33,178	—	32,454
Depreciation and amortization	136,527	28,770	—	—	165,297
Other significant non-cash items:
Stock-based compensation	—	—	(196,153)	—	(196,153)
Total assets	1,779,393	1,111,780	1,807,128	(254,623)	4,443,678
Expenditures for fixed assets	75,333	30,427	—	—	105,760

2001
Sales to external customers	$2,490,168	$2,591,046	$—	$—	$5,081,214
Intersegment sales	—	410,646		(410,646)	—
Operating income (loss)	(530,643)	390,390	(279,648)	—	(419,901)
Interest income (expense)	—	(5,385)	103,210	—	97,825
Depreciation and amortization	144,036	25,306	—	—	169,342
Other significant non-cash items:
Equity in losses of 3DV Systems	—	—	(500,000)	—	(500,000)
Cumulative effect of change in accounting principle	—	—	327,169	—	327,169
Stock-based compensation	—	—	(177,256)	—	(177,256)
Total assets	1,937,417	1,894,975	3,608,722	(975,202)	6,465,912
Expenditures for fixed assets	142,265	3,190	—	—	145,455

5.                                      New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This statement superseded EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3.  The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  The Company does not anticipate the adoption of this statement to have a material impact on its financial statements.

In November 2002, the EITF reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time.  EITF Issue No. 00-21 will become effective for the Company beginning October 1, 2003.  The Company has not completed the evaluation of the impact of this EITF.

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company will adopt the disclosure requirements of FASB No. 148.

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

Potential Obligations to Non-qualified Option Holders

Financial instruments, including derivatives and non-qualified options to purchase our common stock, require disclosure of an estimate of their fair values.  Fair values are based on listed market prices, where possible.  We account for certain non-qualified options granted to non-employees to purchase our common stock in accordance the EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and carry these contracts at fair value, with any changes in fair value recorded in the results of operations.  Fair values for certain non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.  Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.  The Company uses the Black-Scholes method for determining the value of the potential obligation to non-qualified option holders.

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

Sales

Q3 03 Compared to Q3 02

Net sales for the three months ended December 31, 2002 (“Q3 03”) were $1,636,788, an increase of $7,733, or 0%, compared to the three-month period ended December 31, 2001 (“Q3 02”).  During this period, sales of the medical segment increased by $93,218, or 11%, and sales of the industrial segment decreased by $85,485, or 11%.

Within the medical segment, sales to the ENT market increased by approximately $116,000, while sales to the GI and pulmonary markets decreased by approximately $30,000.  Sales of accessories, repair services and other medical products increased by approximately $7,000.

Medical Segment - ENT Market

Sales of EndoSheaths to the ENT market increased by approximately $120,000, or 25%.  Sales of ENT EndoSheaths increased by $65,000, or 24%, to the domestic market, and by $55,000, or 27%, to the international market.  Demand increased in the domestic market from both hospitals and clinics and from physician’s offices.  We believe the higher demand was due to users recognizing that the ENT EndoSheath provides both efficiency and infection control and to our promotional pricing designed to increase the number of users of our products.  Unit sales to the hospital and clinic market increased by approximately 34% in Q3 03, compared to Q3 02.  This increase resulted from both a higher number of users and an increased usage per customer.  In the physician market, unit sales increased by approximately 22% in the same period.  This increase was due primarily to an increased number of users, while average usage per customer increased by approximately 2%.  We have reviewed our domestic promotional pricing policy, and expect to increase it in the fiscal quarter ending March 31, 2003.  In the international market, we continue to experience high demand from the UK and Europe, with demand from Australia higher than Q2 03, but slightly behind Q3 02.  We have no plans to change pricing in the international market in the fiscal quarter ending March 31, 2003.

Sales of endoscopes to the ENT market decreased by approximately $4,000, with sales to domestic customers decreasing by $48,000 while sales to international distributors increased by $44,000.  Sales of endoscopes are more variable in both markets due to a number of factors, such as local country promotions of competitor’s products and particular needs of some customers that do not repeat consistently from year to year.

We shipped approximately 75,700 ENT EndoSheaths in Q3 03, an increase of 16,500, or 28%, compared to shipments of approximately 59,200 in Q3 02.  However, lower average selling prices per unit resulted in a sales increase of 25%.  The lower average selling price was due primarily to lower prices instituted by us to make the ENT EndoSheath more affordable to customers.  Shipments to international distributors comprised approximately 58% of total ENT EndoSheath unit shipments in Q3 03, compared to approximately 59% in Q3 02.  During Q3 03, we acquired approximately 35 new domestic ENT customers, and unit shipments to all domestic customers increased by 29%, compared to Q3 02.  Unit shipments in Q3 03 to international distributors increased by 27%, compared to Q3 02.  We experienced increased demand of 55% from the UK, and 17% from other European countries, where fears of Mad-Cow Disease persist.  In the Pacific Rim, we experienced slightly higher demand, especially in Japan where we have a new distributor.  This was partially offset by lower demand from our distributor in Australia that is related to inventory levels inherited from the prior distributor.  We expect shipment levels to this new distributor will return to levels of last year in the fourth fiscal quarter of fiscal 2003.

Medical Segment - GI and Pulmonary Markets

Sales of endoscopes and EndoSheaths to the GI and pulmonary markets decreased by approximately $30,000.  We did not ship any endoscopes to the GI market in Q3 03.  We believe the continued lack of reimbursement for the GI EndoSheath by insurance companies to health care providers is the primary cause for this lower demand.  We do not expect demand for our GI EndoSheaths to increase, as health care providers cannot, in general, obtain reimbursement for the EndoSheath, thus discouraging its use. We increased the price of the GI EndoSheath in November 2002 to help us recover our costs to manufacture it.

In the pulmonary market, we sold two endoscopes to Europe, where we expect higher demand for the EndoSheaths, compared to the domestic market.  We believe this system addresses design and use problems for bronchoscopy that competitor’s products do not address, but the perceived higher cost may prevent wide acceptance by the market.

Industrial Segment

The lower sales of the industrial segment’s products in Q3 03, compared to Q3 02, were due primarily to lower demand during this period by the aircraft engine manufacturing and maintenance markets.  We had expected demand for these products to be slow, due to the reduced air traffic.  We expect demand from these markets will remain low for at least the next two fiscal quarters.  The industrial segment continues to seek orders in the defense and other markets to offset this decline.

9 Months 03 Compared to 9 Months 02

Net sales for the nine months ended December 31, 2002 (“9 months 03”) decreased by $197,843, or 4% compared to the nine-month period ended December 31, 2001 (“9 months 02”).  During this period, sales of the medical segment increased by $336,082, or 13%, and sales of the industrial segment decreased by $533,925, or 21%.

Within the medical segment, sales to the ENT market increased by approximately $402,000, while sales to the GI and pulmonary markets decreased by approximately $71,000.  Sales of accessories, repair services and other medical products increased by approximately $5,000.

Medical Segment – ENT Market

Sales of EndoSheaths to the ENT market increased by approximately $369,000, or 25%.  Sales of EndoSheaths increased by $175,000, or 20%, to the domestic market, and by $194,000, or 34%, to the international market.  We believe this higher demand is due to the same reasons as stated above, and has been relatively consistent throughout the fiscal year.

Sales of endoscopes increased by $33,000, or 8%, compared to 9 months 02.  Sales to domestic customers increased by $78,000, or 38%, while sales to international distributors decreased by $45,000, or 20% in the period.

The number of ENT EndoSheath units shipped in 9 months 03 increased by 33% in total, 30% to domestic customers and 36% to international distributors.  We shipped approximately 230,400 ENT EndoSheaths in 9 months 03, an increase of 57,300, compared to shipments of approximately 173,100 in 9 months 02.  However, lower average selling prices per unit resulted in a sales increase of 25% in total, 20% from domestic customers and 34% from international distributors.  The lower average selling price was due to lower prices instituted by us in June 2001 to make the ENT EndoSheath more affordable to customers.

Shipments to international distributors comprised approximately 57% of total ENT EndoSheath unit shipments in 9 months 03, compared to approximately 56% in 9 months 02.  International demand for the Company’s ENT EndoSheath continues to be high, especially in Europe.  During 9 months 03, we acquired approximately 140 new domestic ENT customers.  We expect the ease of use of our Slide-On EndoSheath and lower unit prices will encourage more usage of it, both in domestic and international markets.  However, there can be no assurance that the higher number of units shipped will more than offset the lower unit selling prices.

Medical Segment – GI and Pulmonary Markets

The decline in sales to these markets was due primarily to lower unit sales of EndoSheaths to the GI market, again due to lack of reimbursement.  We did sell four bronchoscopes to international distributors, and we expect to sell more in subsequent quarters, after the users gain experience with the new Slide-On bronchoscope EndoSheath.

Industrial Segment

The industrial segment experienced lower sales in 9 months 03, compared to 9 months 02, primarily due to lower demand by aircraft engine manufacturers.  We had expected this demand to be lower for the first two fiscal quarters, and as of December 31, 2002, we expect demand from these markets will remain at current levels at least for the foreseeable future.

Gross Profit

Gross profit in Q3 03 decreased to $346,931, or 21% of net sales, compared to $461,356, or 28% of net sales in Q3 02.  Gross profit increased by approximately $21,000 in the medical segment, due primarily to the higher sales volume and lower manufacturing costs of EndoSheaths for the ENT markets.  Gross profit decreased in the industrial segment by approximately $135,000, due primarily to lower sales volume.

Gross profit in 9 months 03 decreased to $1,229,351, or 25% of net sales, compared to $1,709,000, or 34% of net sales in 9 months 02.  In the medical segment, gross profit was approximately $679,000, or 24% of sales, compared to approximately $680,000, or 27%, in 9 months 02.  The higher gross profit that resulted from higher unit volume of endoscopes and EndoSheaths sold to the ENT market was offset partially by the lower prices from these same markets.  In addition, the higher unit costs of EndoSheaths sold to the GI and pulmonary markets resulted in lower gross profit.  Gross profit decreased in the industrial segment by approximately $479,000, due primarily to lower sales volume.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses in Q3 03 decreased by $64,242, or 8%, compared to Q3 02.  SG&A expenses amounted to 47% of net sales in Q3 03 and 51% in Q3 02.  The decrease in these categories was primarily attributable to lower legal costs related to patents.

SG&A expenses increased by $178,675 in 9 months 03, compared to 9 months 02.  SG&A expenses amounted to 48% of sales in 9 months 03, compared to 43% of sales in 9 months 02.  SG&A expenses increased in the medical and corporate segments by approximately $165,000 and $25,000, respectively, and decreased in the industrial segment by approximately $11,000.  The primary causes for the increase in the medical and corporate segments were higher costs for personnel, product promotion and commissions.  In the industrial segment the decrease in SG&A expenses was due primarily to lower commissions.

Research and development (“R&D”) expenses increased by $56,429 in Q3 03 compared to Q3 02, and were 8% of sales in Q3 03, compared to 4% of sales in Q3 02.  We increased the effort devoted to R&D by adding personnel for specific products that we expect will result in higher sales of EndoSheaths to the ENT market in our fiscal year 2004.  Our strategy in new products has shifted from designing EndoSheaths only to prevent cross-infection to designing EndoSheaths that will also allow health-care providers to perform procedures in their offices that currently are only being performed in hospitals.  We received clearance from the FDA to market the first of these products in January 2003.  We expect to continue increasing this activity over the next twelve months.  This will result in higher expenses for those periods, compared to the same periods in prior years.  In the corporate segment, we incurred higher costs on Complementary Metal Oxide Semiconductor (“CMOS”) image sensor patent applications, as we are in the prosecution phase for these applications.

R&D expenses increased by $183,990 in 9 months 03, compared to 9 months 02, and were 7% of sales in 9 months 03, compared to 3% in 9 months 02.  We increased the efforts devoted to R&D for our new Slide-On bronchoscope EndoSheath and new products for the ENT market and incurred greater expense related to the CMOS image sensor patent applications.

We recorded a reduction to expenses for the change in value of non-qualified stock options.  Stock-based compensation costs declined by $10,070 in Q3 03, compared to a decline of $75,025 in Q3 02.  This line item is the result of valuing our non-qualified stock options using the Black-Scholes method, which uses stock price volatility, the closing price of our common stock as traded on the Nasdaq SmallCap and other factors to determine the potential liability to option holders.  For Q3 03, the changes in volatility and the closing share price were not as sharp as in Q3 02, resulting in less of a change to the liability.

We did not record equity in losses of 3DV Systems in Q3 03 nor in Q3 02.  For 9 months 02 we recorded equity in the losses of 3DV of $500,000.  See Note 3 in the Notes to Consolidated Financial Statements in this Form 10-Q.

The net loss per share for Q3 03 was $.02, compared to $.01 per share for Q3 02.  For 9 months 03 the loss per share was $.04, the same as for 9 months 02.

Liquidity and Capital Resources

At December 31, 2002, our principal sources of liquidity included $1.715 million in cash, cash equivalents and marketable securities, which is part of our working capital of $2.5 million.  As of December 31, 2002 we had an agreement with a bank, which includes a revolving line of credit under which we may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and banker’s acceptances.  Borrowings under this loan arrangement must be fully cash collateralized.

The agreement also stipulates that when we achieve positive cash flow, as defined in the agreement, we will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of the pledged cash collateral.  We expect our current balance of cash, cash equivalents and marketable securities is not sufficient to fund our operations for the next twelve months.  Accordingly, management is pursuing the possibilities of raising additional cash by selling equity securities.

At December 31, 2002, we had acceptances payable totaling approximately $20,000, secured by a certificate of deposit of $125,000.

Our cash and cash equivalents decreased by approximately $2,312,000 in 9 months 03.  However, approximately $885,000 of this usage resulted from an increase in our marketable securities, as we increased the duration of our investments to obtain higher yields.  The net usage of cash, cash equivalents and marketable securities was approximately $1,427,000 for 9 months 03, compared to a use of approximately $295,000 for the same period last year.  The primary reasons for the higher usage were the lower gross profit, the increased cost of operations and a non-repeating sale of our common stock of $600,000 that occurred in June 2001.  These were partially offset by a lower need for working capital totaling approximately $330,000.

In the fiscal year ended March 31, 2001, we entered into a contract for approximately $203,000, subsequently increased by approximately $54,000, for the design and manufacture of new equipment for manufacturing our ENT EndoSheaths.  We have made all the required payments to the supplier as of December 31, 2002.  The new ENT EndoSheath forming machine was placed in service in the fourth quarter of the fiscal year ended March 31, 2002.  The new ENT bonding machine was placed in service in the third fiscal quarter ended December 31, 2002.  We have no other material purchase commitments outstanding as of December 31, 2002.

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

We have incurred losses since our inception, and losses are expected to continue at least during the fiscal year ending March 31, 2003.  We have funded the losses principally with the proceeds from public and private equity financings.  As we believe we do not have sufficient cash resources to fund our operations for the next twelve months, management has decided that new financing is desirable.  However, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our liabilities are settled within 90 days of receipt of materials.  At December 31, 2002, our liabilities relating to Japanese Yen were approximately $30,500.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	Supply Agreement, dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment thereto, dated October 1, 2002.

	99.1	Certification pursuant to 18 U.S.C. §1350

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: February 11, 2003	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Ron Hadani, certify that:

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

/s/ Ron Hadani
Dated:	February 11, 2003	Ron Hadani
Chief Executive Officer

CERTIFICATIONS

I, James A. Tracy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vision-Sciences, Inc.;

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

/s/ James A. Tracy
Dated:	February 11, 2003	James A Tracy
Chief Financial Officer