Form 10-K
period 2003-03-31
VISION SCIENCES INC /DE/
filed 2003-06-30
CIK 894237

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / /    No /x/

        Aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2002 based upon the last sale price of the Common Stock on the Nasdaq SmallCap Market as reported by Nasdaq:    $11,198,474

        Number of shares outstanding of the Registrant's Common Stock as of May 31, 2003:    30,112,378

        Documents incorporated by reference: Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

        This Annual Report on Form 10-K contains forward-looking statements, including statements about new product introductions, expectations as to future sales of the products of Vision-Sciences, Inc. (the "Company", "we", "our", "us"), the availability of supplies, the sufficiency of our capital resources to meet anticipated capital requirements, our intentions to continue selling through our indirect sales force and our expectations as to future expenditures, including research and development expenditures. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, commercialization and technological difficulties, general economic conditions and other risks detailed below. See "Certain Factors That May Affect Our Future Operating Results."

        This Business section should be read in conjunction with our Consolidated Financial Statements attached hereto as Appendix A, including the notes thereto.

        We develop, manufacture and market products for endoscopy, the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. We operate in three reportable segments: medical, industrial and corporate.

        The medical segment designs, manufactures and sells our EndoSheath® System ("EndoSheath"), a single-use device that slides on to the insertion tube of a flexible endoscope. The insertion tube is the part of an endoscope that enters the patient's body. The use of an EndoSheath gives health-care providers economic advantages because it allows them to avoid the burdensome cleaning required of endoscopes, reduces repair costs to endoscopes caused by the harsh chemicals used in the cleaning process and allows health-care providers to avoid investing in multiple endoscopes. In addition, the EndoSheath is a sterile device that provides patients with a contaminant-free procedure. There is a risk of cross-contamination from the reuse of conventional flexible endoscopes that users are unable to effectively sterilize.

        We manufacture EndoSheath products primarily for nasopharyngo-laryngoscopes ("ENT endoscopes"), sigmoidoscopes and bronchoscopes. We manufacture and sell a Slide-On™ ENT EndoSheath for use on our own flexible ENT endoscope, and Slide-On models for ENT endoscopes manufactured by other companies. The Slide-On ENT EndoSheath covers all surfaces of the endoscope that come in contact with the patient, but does not contain channels. As its name implies, the Slide-On ENT EndoSheath slides onto the insertion tube of an endoscope without the use of other equipment, such as pumps to inflate the EndoSheath.

        In addition to the Slide-On ENT EndoSheath, we manufacture and sell a Slide-On EndoSheath for our proprietary bronchoscope. This EndoSheath slides on without the use of other equipment, but can only be used with our proprietary bronchoscope. The Slide-On Bronchoscope EndoSheath is designed to cover all surfaces of the endoscope that come in contact with the patient and, in addition, contains the air, water, suction and accessory channels that are integral parts of similar conventional flexible endoscopes. We also manufacture and sell EndoSheaths for our own proprietary sigmoidoscope. This model EndoSheath is also designed to cover all surfaces of the endoscope that come in contact with the patient and, in addition, contains the air, water, suction and accessory channels that are integral parts of similar flexible sigmoidoscopes. Our sigmoidoscope and bronchoscope do not contain these channels, as they are present in each of the EndoSheaths as required. We have designed these endoscopes and complementary EndoSheaths to fit together, resulting in an insertion tube that is approximately the same diameter as conventional endoscopes.

        The industrial segment designs, manufactures and markets flexible endoscopes, called borescopes, for industrial markets, primarily aircraft maintenance, jet engine manufacturing and defense. In addition, the industrial segment manufactures and repairs flexible endoscopes for the medical segment.

        The corporate segment consists of certain administrative activities applicable to the other segments, including management oversight of our investments in 3DV Systems Ltd. ("3DV"), Vision Sciences, Ltd. and the Company's contribution to a University of Georgia research project in Egypt (the "Egypt Project").

        We were incorporated in Delaware in 1987 under the name Machida Incorporated. Since that time, we have acquired by merger Cyberex Corporation (in October 1988) and Vascu-Care, Inc. (in March 1989), and acquired pursuant to a share exchange Opielab, Inc. (in September 1990). We changed our name to Vision-Sciences, Inc. in December 1990. Our principal executive offices are located at 9 Strathmore Road, Natick, Massachusetts 01760. Our telephone number is (508) 650-9971.

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

        Flexible endoscopes are tubular instruments that enter the body through a natural orifice and enable physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic, and therapeutic procedures. Flexible endoscopes generally utilize fiberoptic bundles or video camera technology for image production. The physician can steer the distal portion of a flexible endoscope with control knobs on the endoscope's operator body. By maneuvering the tip of the endoscope, the physician can access body regions through lengthy and twisted passageways, and perform a variety of procedures. The typical ENT endoscope does not contain channels whereas most conventional flexible endoscopes for gastroenterology ("GI"), pulmonary, urology procedures and special ENT facility-based procedures do contain a series of channels running the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

        Rigid endoscopes generally utilize a stainless steel tube encasing a series of high resolution lenses to transmit the optical image. Most rigid endoscopes do not contain the channels that are characteristic of flexible endoscopes. Rigid endoscopes are currently utilized for diagnostic and surgical procedures such as arthroscopy, laparoscopy, urological and gynecological procedures. While rigid endoscopes for other medical applications, such as bronchoscopes, sigmoidoscopes and nasopharyngo-laryngoscopes are still marketed, they have largely been supplanted by flexible endoscopes, which offer improved patient comfort and better handling capabilities. We do not currently plan to manufacture endoscopes for the rigid endoscope market.

Applications

        Flexible endoscopes are widely used in hospitals, clinics and physicians' offices, primarily on an outpatient basis. Our flexible endoscopes are designed primarily for screening, diagnostic and therapeutic procedures in fields such as otolaryngology (ear-nose-throat medicine, or "ENT"), gastroenterology, pulmonary medicine, primary care and surgery. We estimate, based on various industry sources, that approximately 20 million flexible endoscopic procedures in these fields are performed in the United States annually.

        ENT Endoscopes.    These endoscopes, typically without channels, are used for viewing the ears, nose, throat and larynx for diagnostic purposes, such as testing for throat cancer or sleep apnea. We estimate that based on industry sources, approximately 4 million such procedures are performed in the United States annually, generally by otolaryngologists and allergists in hospitals, clinics and physicians' offices. In addition, there are ENT endoscopes with a channel, which are typically used in hospitals to perform procedures such as biopsies, removal of polyps in sinus cavities, tests for swallowing disorders and other procedures. These endoscopes require a significantly larger investment to acquire than flexible endoscopes without a channel.

        Gastrointestinal Endoscopes.    Based on industry sources, we estimate that over 12 million flexible endoscopic procedures involving the screening, diagnosis or treatment of the colon, esophagus, stomach and duodenum are performed in the United States annually. Continued growth in such procedures is expected to result from an increase in sigmoidoscopies performed for the purpose of detecting cancer of the descending colon, as well as the increased medical needs associated with an aging population. The American Cancer Society has recommended that every adult over the age of 50 (currently approximately 72 million Americans) receive a screening sigmoidoscopy every three to five years, or a colonoscopy every ten years. The most common flexible endoscopes used in gastrointestinal ("GI") endoscopy are sigmoidoscopes, colonoscopes, gastroscopes and duodenoscopes.

        Pulmonary Endoscopes.    A bronchoscope and an intubation endoscope are flexible endoscopes used for viewing the trachea, bronchi and lungs for diagnostic and therapeutic purposes, generally by pulmonary specialists and anesthesiologists in a clinic or hospital setting. We estimate that based on industry sources, approximately 500,000 procedures using flexible bronchoscopes are performed in the United States annually. Because pneumonia is common in persons infected with the HIV virus, and because bronchoscopy is often used to make this diagnosis, there has been increased usage of bronchoscopes for this purpose, as well as greater recognition of the need to perform bronchoscopies in a contamination-free manner to protect both the HIV positive patients, who have weakened immune systems, and subsequent patients on whom the bronchoscope is used.

Problems with Conventional Flexible Endoscopes

        While endoscopy represents a significant advance in the field of clinical medicine, flexible endoscopes without EndoSheaths present a number of health risks and problems to both patients and medical personnel. Flexible endoscopes are intended for repeated use in hundreds of procedures and, with each use, come in contact with some combination of the patient's blood, tissue, mucus, saliva, urine or stool. Therefore, flexible endoscopes without EndoSheaths must be meticulously manually cleaned and disinfected after each procedure. However, the design of flexible endoscopes makes it impossible to sterilize them, and even difficult to attain high-level disinfection after cleaning. As a result, the repeated use of flexible endoscopes without EndoSheaths and the difficulty of thoroughly cleaning and disinfecting them after each use create the following problems:

  •
  Patients, and to a lesser degree the physicians using the flexible endoscopes without EndoSheaths and the nurse assistants cleaning them, are exposed to the risk of infection from contaminated endoscopes that results from their repeated use.

  •
  The nurses or other medical personnel who clean endoscopes used without EndoSheaths face health risks from exposure to toxic disinfecting agents used in the cleaning process.

  •
  The proper cleaning of a flexible endoscope used without an EndoSheath is relatively expensive, time-consuming and arduous.

  •
  The repeated cleaning of a flexible endoscope used without an EndoSheath subjects it to wear and tear, reduces its useful life and impairs the quality of its optics; in addition, improper cleaning can cause blocked channels, which require expensive endoscope repairs.

  •
  The time needed to clean a flexible endoscope used without an EndoSheath after each use results in a period of "down time" during which the endoscope cannot be used and may require users to buy and maintain multiple endoscopes.

        Difficulty of Proper Cleaning.    The problems associated with cleaning flexible endoscopes used without EndoSheaths can be better understood by examining the cleaning procedures they require. The cleaning of these endoscopes is generally the responsibility of the nurse or endoscopic assistant. The Society of Gastroenterology Nurses and Associates, Inc., in 1990 published Recommended Guidelines for Infection Control in Gastrointestinal Endoscopy Settings (the "SGNA Guidelines"). Although cleaning procedures for endoscopes vary widely, the following is a summary of the principal steps in the cleaning procedures that are called for by the SGNA Guidelines:

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

        Proper cleaning of flexible endoscopes used without EndoSheaths, even when done in compliance with the SGNA Guidelines, is difficult to achieve for a number of reasons. Firstly, the design of these flexible endoscopes, which includes channels, joints and crevices, makes it difficult to reach and clean all parts of the endoscope. As the SGNA Guidelines state, an endoscope's "complex and fragile structure presents problems in cleaning/disinfecting/sterilizing". Secondly, we believe the most important step in the cleaning process is the manual removal of organic material, and therefore, the opportunity for human error is always present, even if optimal cleaning procedures are followed. Finally, there are questions concerning the efficiency of some disinfecting agents used in the endoscope cleaning process. For example, in 1991 the FDA recommended that the medical profession cease the use of Sporicidin, a widely-used endoscope disinfectant, based upon the FDA's conclusion that this disinfectant does not work. The FDA has also required that the manufacturers of 2.4% glutaraldehyde-based disinfectants change the recommended soak time on their instructions for use from 20 minutes to 45 minutes, and increase the temperature from 20 degrees Celsius to 25 degrees Celsius. This longer soak time means slower turnaround on conventional scopes, and the increased temperature of the glutaraldehyde is hazardous due to increased caustic vapors released during heating.

        Health Risks.    Because flexible endoscopes used without EndoSheaths are difficult to clean properly, sterilization (the complete elimination of microbial life) is virtually impossible to achieve. Therefore, "high-level disinfection" (the elimination of all microbial life other than the most highly resistant spores) is the standard currently recommended by the Centers for Disease Control ("CDC") for cleaning flexible endoscopes. However, studies indicate that high-level disinfection is often not attained and that cross-contamination remains a risk to patients and medical personnel.

        Numerous infectious agents, including pseudomonas, tuberculosis and salmonella, have been reported in the medical literature as having been transmitted through the use of contaminated endoscopes. Concern about the risk of endoscopic cross-contamination has also been heightened by the increasing prevalence of the HIV and hepatitis viruses.

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

        Other Problems.    In addition to the health problems posed by the use and cleaning of conventional flexible endoscopes, the required cleaning of these products is relatively expensive, time-consuming and arduous. We estimate, based upon our own experience, that the cleaning and disinfection procedure required following each use of a flexible endoscope without an EndoSheath, if done in compliance with the FDA recommendations, would take 30 - 60 minutes. The repeated cleaning in harsh chemical disinfectants also subjects a flexible endoscope to wear and tear, reducing its useful life and impairing the quality of its optics. Moreover, the failure to clean all organic materials from a flexible endoscope's channels is a common cause of blocked channels, which require expensive endoscope repairs as well as a back-up inventory of endoscopes. In addition, the need to properly clean a flexible endoscope after each use requires that each doctor performing endoscopies must either have access to a number of endoscopes or be forced to wait an estimated 30 - 60 minutes between each endoscopic procedure (assuming the endoscope is cleaned in compliance with FDA Guidelines).

Company Strategy

        We have changed our business strategy to one of developing, manufacturing and marketing EndoSheaths as primarily cost-effective delivery mechanisms for health-care providers from one of providing products that are designed primarily for cross-infection control. To implement this strategy, we developed, and are marketing and selling, Slide-On ENT EndoSheaths for use with certain conventional flexible ENT endoscopes currently sold by us and by other manufacturers. Health-care providers simply load the Slide-On ENT EndoSheaths on the insertion tube of an ENT endoscope without the aid of other equipment, such as air pumps, and slide them off and dispose of them when the procedure is completed. The ENT endoscope is ready for use in minutes for the next patient. The Slide-On ENT EndoSheath fits snugly on the insertion tube, and has a proprietary clear plastic window that allows viewing the cavity, without glare, from a light source. In addition, we have developed, and are marketing and selling, a Slide-On ENT Channeled EndoSheath. This product enables physicians to utilize a conventional viewing-only ENT endoscope as a multi-purpose diagnostic and therapeutic device. The Channeled ENT EndoSheath features a 2.1 mm working channel within a sterile Slide-On ENT EndoSheath, allowing physicians to perform biopsies and other therapeutic procedures in their offices. The alternative method is to perform these therapeutic procedures in hospitals using expensive dedicated ENT channeled endoscopes that require reprocessing.

        Our product development program is emphasizing the development of new products that give the same advantages for two additional procedures, Flexible Endoscopic Evaluation of Swallowing with Sensory Testing ("FEESST") and Trans-Nasal Esophagoscopy ("TNE"). Also, in May 2003, we signed an agreement with Endoscopic Technologies, Inc. ("Estech") to develop an endoscope and EndoSheath designed to provide access for minimally invasive cardiothoracic surgery for the treatment of cardiac atrial fibrillation. In addition, we plan to develop, manufacture and market an endoscope and EndoSheath for other minimally invasive cardiothoracic procedures, and a cystoscope and cystoscope EndoSheath for use by urologists. See "Research and Development."

        During the fiscal years ended March 31, 2001, 2002 and 2003, ("FY 01", "FY 02" and "FY 03", respectively) we also pursued a strategy of exploring diversification toward the development of improved endoscopes and related imaging devices. Included in these exploratory areas have been the following:

  •
  The use of advanced CMOS sensors in video endoscopes in order to reduce their cost and size over traditional CCD sensored video endoscopes.

  •
  The use of 3-Dimensional visualization enhancements to improve the perception of endoscopic images for both medical and industrial markets.

        These areas of exploration have been undertaken through an agreement with Imagineering, Ltd., an independent consultant, and through an investment in 3DV, an Israeli corporation. The goal of these investigations has been to analyze opportunities to further leverage our core competencies in its current markets, while at the same time analyzing new technologies we may develop or acquire to enhance our offerings.

Products and Product Development Programs

        Our primary products include the Slide-On ENT EndoSheath, a proprietary flexible ENT endoscope and a family of proprietary flexible endoscopes and EndoSheaths for gastrointestinal and pulmonary applications. In addition, through our industrial segment we currently manufacture and sell borescopes, which are endoscope devices for industrial applications, and related products.

Medical Segment

  ENT EndoSheaths and Endoscopes

        We have developed a family of Slide-On ENT EndoSheaths for use with our own ENT endoscope and with ENT endoscopes manufactured by other companies. Slide-On EndoSheaths do not require the use of a pump to inflate the EndoSheath during installation onto an endoscope. Rather, Slide-On EndoSheaths are made with materials using our own proprietary process that gives the EndoSheath a slipperiness, allowing the health-care provider to easily slide the EndoSheath onto the insertion tube of an ENT endoscope. The user stretches the Slide-On EndoSheaths slightly until the proximal connector attaches to the strain relief of any ENT endoscope, allowing a snug fit. In addition, Slide-On ENT EndoSheaths have an optically clear window that fits securely over the ENT endoscope tip, preventing glare. After the procedure is completed, the health-care provider slides the EndoSheath off the endoscope and disposes of it. In general, ENT endoscopes do not contain air, water, suction or accessory channels, unlike endoscopes designed for use in gastroenterology. Therefore, our Slide-On ENT EndoSheaths, designed to be the only component that comes into contact with the patient, do not contain channels. We have also developed our own ENT endoscope, the ENT-2000. The ENT-2000 has state-of-the-art fiberoptic bundles, is designed so that any necessary repairs are inexpensive and has other features that we believe make it competitive with ENT endoscopes of other major manufacturers.

        There are ENT endoscopes that do contain channels, typically used in hospital settings for therapeutic procedures, such as biopsies. We have developed, and will begin to manufacture and sell in our fiscal year ending March 31, 2004 ("FY 04"), our ENT Channeled EndoSheath. This EndoSheath is designed to allow health-care providers to perform therapeutic procedures in their offices, using conventional ENT endoscopes, that currently they only perform using special ENT endoscopes in a hospital setting. The channel contained in the EndoSheath allows the health-care provider to pass tools, such as biopsy forceps or brushes, through the channel, similar to a procedure performed in the hospital setting. Also, the channel allows the health-care provider to irrigate the sinus cavity of a patient, a common procedure after sinus surgery. We believe this will enhance the practice efficiency for health-care providers, allowing them and their patients to avoid subsequent trips to hospitals, while reducing the overall costs to the health-care system. We received FDA clearance of our 510(k) Pre-market Notification for the ENT EndoSheath with a Channel in January 2003.

  Gastrointestinal and Pulmonary EndoSheath/Endoscope Systems

        We have developed a family of proprietary flexible endoscope systems for GI and pulmonary applications consisting of two main components—a proprietary, sterile, disposable EndoSheath and a reusable, flexible endoscope incorporating our proprietary design. The EndoSheaths and endoscopes included in these systems are functional only when used together.

        Conventional flexible endoscopes generally include fiberoptic bundles or video cameras for image production, a series of channels for delivery of air, water, suction, and accessory devices and an operator body containing user control knobs. Our proprietary design separates these features between the disposable EndoSheath and the reusable endoscope. Our proprietary flexible endoscopes include the lighting, imaging and operator control features necessary to perform the intended medical procedures. The endoscopes also include microswitches instead of valves, and control knobs that may be removed for sterilization. The EndoSheaths, which are designed to cover all surfaces of the endoscope that come in contact with the patient, contain the air, water, suction and accessory channels that are a part of conventional flexible endoscopes, thus eliminating the need to clean these channels. We believe, based upon our own quality assurance testing of this product and information from physicians who have purchased and are using the system, that this product functions clinically in essentially the same manner as conventional flexible endoscopes, requiring no retraining of personnel or changes in procedural techniques.

        Installation of the EndoSheath onto the reusable sigmoidoscope can be performed in a matter of minutes and is accomplished by inflating the sterile EndoSheath with air, allowing the endoscope to be easily inserted into the EndoSheath. After an endoscopic procedure, the disposable EndoSheath is then re-inflated, and the flexible endoscope is removed from the EndoSheath. The EndoSheath and packaging are then discarded, and the reusable endoscope is ready for use with a new EndoSheath in the next procedure. This process takes 4 to 5 minutes, as compared to the 60 minutes estimated for the proper cleaning of a conventional flexible endoscope.

        Our bronchoscope EndoSheath is designed to cover all surfaces of the bronchoscope that come in contact with the patient, and contains the air, water, suction and accessory channels that are a part of conventional flexible endoscopes, thus eliminating the need to clean these channels. Our bronchoscope EndoSheath utilizes similar materials as our Slide-On ENT EndoSheath. The installation of this EndoSheath does not require inflation or the use of other equipment to install it. Rather, it operates in a similar manner to the ENT EndoSheath by sliding onto the insertion tube of the bronchoscope.

        Sales of the medical segment were approximately $3.8 million, or 59% of our net sales, in FY 03. We expect that net sales of these products over the next several years will grow and constitute an increasing percentage of our total business.

Industrial Segment

        Under the Machida name, we design, manufacture and market flexible borescopes, which are similar in design to endoscopes and are used for inspection and quality-control functions in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Through Machida, we were first to offer a flexible borescope with a grinding attachment that allows users to "blend", or smooth, small cracks in small turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay. We also offer a variety of ancillary products for use with flexible endoscopes and borescopes, such as light sources, cameras, adapters, accessories and imaging systems. Sales of industrial segment products were approximately $2.6 million, or 41% of our net sales, in FY 03. We expect that net sales of these products over the next several years will remain relatively constant and will constitute a decreasing percentage of our total business.

Sales and Marketing

Medical Segment

        Our customers for disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), gastroenterologists, colon and rectal surgeons, pulmonologists and primary care physicians in hospitals, medical clinics and physicians' offices. As of May 1, 2003, we had four sales and marketing employees, and utilized approximately 13 independent sales representatives in the United States and 19 independent distributors in Europe, Australia, the Middle East and the Far East. We periodically evaluate the effectiveness of our sales channels, and may change them if we believe a different method will increase our revenues.

        Although we have no specific plans or commitments in this regard, we may also license to one or more third parties rights to manufacture and sell reusable flexible endoscopes incorporating our proprietary design features, while retaining the rights to manufacture and sell the EndoSheaths used with these endoscopes.

Industrial Segment

        Our borescopes are sold both directly by our Machida subsidiary and through independent sales representatives. Sales of industrial products declined by 18% in FY 03, compared to FY 02. This decline was due to lower demand for new borescopes and lower demand for the repair of existing borescopes. We believe this reduction in sales is due to the continued lower demand for air travel and to lower demand for the production of jet engines for new aircraft. The lower demand for air travel leads to jet engines being used less often, resulting in lower demand for maintenance and repairs of those engines.

International Sales and Sales to Major Customers

        Sales to unaffiliated customers outside of the United States were approximately $1,606,000, $1,830,000 and $2,090,000 for FY 01, FY 02 and FY 03, respectively. In FY 03, sales to foreign customers accounted for approximately 39% of the annual net sales of our medical segment and 23% of net annual sales of our industrial segment. We experienced increased sales of our medical products to foreign customers in Europe and the Far East in FY 03. This increase was due to increased demand for our Slide-On ENT EndoSheath arising from concerns regarding cross-infection, specifically about the spread of variant Creutzfeldt-Jacob disease. We expect to sell our medical segment products outside of the United States in the fiscal year ending FY 04 in approximately the same proportion as in FY 03. We currently sell certain models of our borescopes and repair services outside of the United States.

        During FY 01 and FY 02, Pratt Whitney accounted for 11% and 13%, respectively, of net sales. During FY 03, no customer accounted for over 10% of net sales.

Backlog

        We had an order backlog of approximately $544,000 at March 31, 2003, compared to a backlog of approximately $242,000 at March 31, 2002. The backlog in 2003 was comprised of approximately $419,000 and $125,000 for the medical and industrial segments, respectively. The backlog in 2002 was comprised of approximately $185,000 and $57,000 for the medical and industrial segments, respectively. The increase in the medical segment backlog is primarily due to an increase in ENT endoscopes for delivery in our first fiscal quarter of FY 04, and a higher level of orders from customers for our ENT EndoSheath. Our customer base and usage of ENT EndoSheaths grew in FY 03, resulting in a higher backlog of orders to fill. The increase in the backlog of the industrial segment was due primarily to an increase in the amount of orders from that segment's existing customer base. We still need to penetrate new markets for our products, and we continue to look for these opportunities. We expect to fill over 75% of our order backlog in FY 04.

Manufacturing and Suppliers

        We produce EndoSheaths at our Natick, Massachusetts facility using raw materials, molded parts and components purchased from independent vendors, some of which are manufactured to our specifications. We manufacture our ENT EndoSheaths using proprietary processes that utilize the forming and bonding machines that were manufactured to our specifications. In addition, we use molded purchased parts and a worldwide, royalty-free exclusive license, negotiated with a third party, to manufacture optically clear windows. This license is for windows used in our EndoSheaths for ENT and intubation endoscopes. We have also negotiated a non-exclusive license to include the same technology in our EndoSheaths for use in other markets. Currently, we are using this technology in the ENT EndoSheaths, Channeled EndoSheaths and in EndoSheaths for our bronchoscopes.

        We assemble the GI and pulmonary EndoSheaths using molded and extruded components purchased from independent vendors, some of which are manufactured to our specifications. Most purchased components are available from multiple sources. With the exception of our supply agreement with Pentax Corporation, formerly Asahi Optical Co., Ltd. ("Pentax"), discussed below, we have no long-term agreements with any of our vendors or suppliers, and we purchase our required components and supplies on a purchase-order basis. We contract with third parties for the sterilization of all of our EndoSheaths.

        Beginning in FY 04, we plan to subcontract the manufacture of all of our GI and pulmonary EndoSheaths to an independent company in Israel. In addition, we plan to finance the construction of manufacturing equipment to produce ENT EndoSheaths by this same company, while also continuing to produce ENT EndoSheath in Natick. The purpose of this plan is to lower the manufacturing cost of all our EndoSheaths and to increase the capacity for ENT EndoSheaths. We expect the Israeli sub-contractor will begin manufacturing the GI and pulmonary EndoSheaths in the second fiscal quarter of FY 04, and that it will begin manufacturing the ENT EndoSheaths in the third fiscal quarter of FY 04.

        We assemble our flexible endoscopes for the medical and industrial segments at our Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by us. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles for all endoscopes manufactured for the medical segment and operator control bodies for sigmoidoscopes, are currently being purchased solely from Pentax, who competes with our medical segment in the endoscope market. These components are being purchased pursuant to a supply agreement, which expires in March 2005, subject to earlier termination by mutual consent or upon breach or bankruptcy, and which may be extended with the consent of both parties. We believe that while substitute components, which are currently produced by sources other than Pentax, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of our endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by us. Our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business. To date, we have encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for our ENT endoscopes, our sigmoidoscope or our bronchoscope. However, there can be no assurance that no difficulties or delays will be experienced in the future as we increase our manufacturing operations. The industrial segment purchased approximately $833,000 and $859,000 worth of products, for the manufacture of both medical and industrial products, from Pentax in FY 03 and FY 02, respectively.

        Our borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from Machida Endoscope Company, Ltd., an unaffiliated Japanese company. The failure of us to obtain a sufficient quantity of such components on favorable terms could materially adversely affect our business.

        We purchase light sources, cameras, adapters, accessories and imaging systems for industrial applications from a variety of vendors.

Competition

        We believe that the primary competitive factors in the medical market for flexible endoscopes and EndoSheaths are the safety and effectiveness (including optical quality) of the products offered, ease of product use, product reliability, price, physician familiarity with the manufacturer and its products and third-party reimbursement policies. In our industrial markets, we believe that product effectiveness, ease of product use, product reliability and price are the principal competitive factors. Our ability to compete in our markets is affected by our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology included in its products, our manufacturing and marketing skills and our ability to attract and retain skilled employees.

        The flexible endoscopes and related products currently sold and under development by us face competition primarily from medical products companies such as Olympus and Pentax. In addition, any company that is able to significantly redesign flexible endoscopes used without an EndoSheath to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for our products. The principal competitors for our industrial products are Olympus and Welch Allyn, Inc.

        Our competitors and some potential competitors have greater financial resources, research and development personnel and manufacturing and marketing capabilities than we do. In addition, it is possible that other large health care companies may enter the flexible endoscope market in the future.

Patents and Proprietary Rights

        Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy regarding the protection of proprietary rights and innovations is to seek patents on those portions of our technology that we believe are patentable, and to protect as trade secrets other confidential and proprietary information.

        We, along with our subsidiaries, currently hold 26 U.S. patents and have 6 U.S. patent applications pending. In addition, we have 17 foreign patents and have 9 foreign patent applications pending. All of these patents relate to our disposable EndoSheaths and reusable flexible endoscopes. The issued patents will expire on various dates in the years 2004 through 2022. In addition to those listed above, we have 6 patent applications pending in the U.S. and 6 corresponding foreign applications for CMOS image sensor design patents. There can be no assurance that our pending patent applications will result in patents being issued or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. In addition, in the event that another party infringes our patent rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success.

        Some of the technology used in, and that may be important to, our products is not covered by any patent or patent application. We seek to maintain the confidentiality of our proprietary technology by requiring all employees who work with proprietary information to sign confidentiality agreements and by limiting access by outside parties to such confidential information. However, there can be no assurance that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Moreover, as is the case with our patent rights, the enforcement of our trade secret rights can be lengthy and costly, with no guarantee of success.

        To date, no claims have been brought against us alleging that our technology or products infringe any intellectual property rights of others. However, there can be no assurance that such claims will not be brought against us in the future or that any such claims will not be successful.

Government Regulation

        The medical products that we currently market and that are under development are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the "FDC Act") and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the United States. Various states and other countries in which our products may be sold in the future may impose additional regulatory requirements.

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

        Following submission of the 510(k) Pre-market Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within approximately 90 days. The FDA may declare that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the market introduction of our products and could have a material adverse effect on us.

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

        Flexible endoscopes, EndoSheaths, and accessory products have been classified by the FDA as Class II devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for the following products as of the dates noted. We expect that we will be required to obtain 510(k) clearance for each additional disposable EndoSheath/reusable flexible endoscope system that we develop in the future.

Date of Clearance	Product
October 1992	EndoSheath/reusable fiberoptic sigmoidoscope system
October 1992	EndoSheath for use with our flexible ENT endoscope
January 1993	Four models of EndoSheaths for use with certain other ENT endoscopes
February 1994	EndoSheath/reusable black and white CCD video sigmoidoscope system
February 1995	EndoSheath/reusable fiberoptic 130 cm length colonoscope system
February 1995	EndoSheath/reusable fiberoptic gastroscope system
December 1995	Fiberoptic ENT scope
July 1996	EndoSheath for use with our reusable fiberoptic ENT endoscope
August 1996	Vacuum ENT EndoSheath barrier
November 1996	EndoSheath barrier for use with our fiberoptic sigmoidoscope
December 1996	EndoSheath barrier for use with our fiber/video sigmoidoscopes
December 1996	EndoSheath barrier/reusable fiberoptic bronchoscope system
January 1997	EndoSheath barrier/reusable color video sigmoidoscope system
April 1999	Slide-On EndoSheath for use with our fiberoptic ENT endoscope
April 1999	Four models of Slide-On EndoSheaths for use with certain other ENT endoscopes
May 2002	Slide-On EndoSheath for use with our fiberoptic bronchoscope
January 2003	Slide-On ENT Channeled EndoSheath for use with our and certain other ENT endoscopes

        Effective July 1998, our Natick, Massachusetts facility was certified as having established, and is maintaining, a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, both the Natick and Orangeburg, New York facilities received their EC certificate, indicating they maintain a quality system that conforms to the essential requirements of the Council Directive 93/42/EEC, and apply this system at every stage from design to final controls. In July 2001, our Natick facility was re-certified, through July 2004, as maintaining a quality system that meets the requirements of ISO 9001, EN 46001 and ISO 13485. In addition to the three-year certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system. The most recent surveillance audit was completed in October 2002, and we expect to undergo a surveillance audit in July 2003. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's QSR, which regulate their design, manufacturing, testing, quality control and documentation procedures. We are also required to comply with the FDA's labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 9001 and ISO 13485 status. The Israeli sub-contractor we plan to use in FY 04 is certified as meeting the standards of ISO 9001 and EN 46001.

        The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with ISO 9001 and the FDA's QSR and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

Third-Party Reimbursement

        Hospitals, medical clinics and physicians' offices that purchase medical devices such as our EndoSheaths and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge of third-party reimbursement practices, advice from consultants in this area and ten years of selling experience, that third-party reimbursement is available for most procedures that utilize our disposable Slide-On ENT EndoSheath and our EndoSheath/reusable flexible endoscope systems used for sigmoidoscopy and bronchoscopy. However, not all third-party payors will reimburse health-care providers separately for the cost of our EndoSheath.

        Third-party payors use a variety of mechanisms to determine reimbursement amounts for procedures such as endoscopies. In some cases, reimbursement amounts are based upon the provider's costs associated with the procedure, including materials costs. In such a situation, the cost of the EndoSheath used in the procedure would likely be covered by the reimbursement payment. In other cases, payment is based upon amounts determined by the Centers for Medicare & Medicaid Services ("CMS"), a governmental agency under the U.S. Department of Health and Human Services. As part of its responsibilities, CMS assigns relative value units ("RVUs") to over 10,000 physician services. An RVU for a specific procedure is comprised of values for work, practice expense and malpractice insurance, and when multiplied by a Conversion Factor, represents a dollar value for a specific procedure. Historically, the practice expense component of an RVU was calculated using a charge-based system. Section 121 of the Social Security Act Amendments of 1994 required CMS to replace the charge-based practice expense RVUs with new resource-based ones. The Balanced Budget Act of 1997 required a four-year transition from the charge-based system to the resource-based system beginning January 1, 1999. In 2002, the practice expense component of the RVUs was based 100% upon the resource-based system.

        Under the charge-based system, CMS had a policy of reducing the practice expense RVUs for certain services by 50% when those services were performed in a facility setting. Under the resource-based system, this policy will not be applicable, as CMS has developed practice expense RVUs specific to facility and non-facility settings. Generally, under the resource-based system, the facility practice expense RVUs will be used for services performed in inpatient or outpatient hospital settings, emergency rooms, skilled nursing facilities or ambulatory surgical centers. The non-facility practice expense RVUs will be used for services performed in all other settings. Based upon a review of calendar year 2002 RVUs for procedures that utilize our ENT EndoSheath, ENT Channeled EndoSheath and our products in development for FEESST and TNE, we believe health care providers will receive payments ranging from 40% to 229% more per procedure for performing them in non-facility settings in 2002 compared to performing these services in facility settings. The increase in the RVUs for practice expense is based upon extensive reviews by CMS of actual practice expense data from the Clinical Practice Expert Panel and the American Medical Association's Socioeconomic Monitoring System.

        We believe that, based upon the new resource-based practice expense RVU, the number of procedures performed in non-facility settings will increase. This increase will be due primarily to the increased differential in payments that providers will receive for performing these procedures. As these procedures move to non-facility settings, providers will have to contend with the cost and effort required to reprocess endoscopes. We believe our disposable EndoSheaths, which eliminate the time and cost of cleaning endoscopes, will provide an economically beneficial alternative to the use of endoscopes without EndoSheaths. This economic benefit is based upon the provider not having to purchase multiple endoscopes, expensive special endoscopes with channels and expensive sterilizing equipment and supplies as well as not having to spend valuable time cleaning endoscopes. In addition, we believe that with approximately 76 million people in the United States between the ages of 50 and 84, there will be an increase in the potential number of procedures that providers will be performing. We believe our disposable EndoSheaths combined with the resource-based system for setting values for physician services together represent a sound economic solution for performing diagnostic and therapeutic procedures for a variety of illnesses.

        There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products or that the cost of our EndoSheaths would be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. We believe that the inability of users of our GI and pulmonary EndoSheaths to obtain adequate reimbursement from third-party payors has had, and could continue to have, a materially adverse effect on us.

Product Liability and Insurance

        The nature of our products exposes the Company to significant product liability risks. We maintain product liability insurance with coverage limits of $2,000,000 per year. We believe that this level of coverage is adequate, given our past sales levels and our anticipated sales levels for FY 04. We will re-evaluate the adequacy of this coverage when and if our sales level substantially increases. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

Research and Development

        We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

        Our research and development expenses, excluding stock-based compensation charges, in FY 01, FY 02 and FY 03 were approximately $509,000, $320,000 and $426,000, respectively.

        During FY 01, our research and development efforts focused on filing patent applications related to CMOS sensors, funding the Egypt Project and developing enhancements to the Slide-On ENT EndoSheath. In FY 02 our research and development efforts focused on developing a Slide-On ENT Channeled EndoSheath to allow biopsy sampling, and on developing a Slide-On bronchoscope EndoSheath. In FY 03 our research and development efforts focused on finishing the Slide-On bronchoscope EndoSheath and the ENT Channeled EndoSheath, and beginning the development efforts for FEESST and TNE. Both of these EndoSheaths are being designed to allow physicians to do tests in their offices that currently they can only do in hospital settings. This improves the practice efficiency of the physician, and lowers the overall costs of the procedures to the health care system.

        The FEESST test, an alternative to the X-ray test of swallowing, currently uses a specifically designed endoscope in order to assess both the sensory and motor components of the patient's swallow. The endoscope used currently is very expensive, and typically only hospitals can afford to have them. It contains a small port through which air is pulsed to elicit an involuntary throat reflex. This reflex informs the physician which side of the throat is numb. The FEESST EndoSheath is being designed to allow the physician to perform the same test using the physician's standard ENT endoscope with a FEESST EndoSheath. The FEESST EndoSheath is being designed to have a channel through which air is pulsed to elicit the involuntary throat reflex. By using the FEESST EndoSheath physicians will be able to perform the procedure in their offices, thus improving their practice efficiency. FEESST has a reimbursement code, allowing physicians to receive payment for the service, and allowing us to measure the practice efficiencies presented by our FEESST EndoSheath. We expect to complete the development of the FEESST EndoSheath in FY 04.

        TNE is a procedure used to evaluate patients with dysphagia, a condition broadly defined as a subjective or objective patient complaint of difficulty swallowing, or of coughing or choking while swallowing or eating. A physician performs this test if an oropharyngeal exam did not fully reveal the cause of the patient's swallowing problem. Currently the TNE test is performed in a hospital setting with conscious sedation and a special endoscope that contains a biopsy channel that doubles as an air-administration channel. The TNE endoscope and EndoSheath system is being designed to allow these tests to be done by ENT and GI physicians in their offices, thus improving practice efficiency and lowering overall costs to the health care system. TNE and TNE with biopsy have reimbursement codes, allowing physicians to receive payment for the service, and allowing us to measure the practice efficiencies presented by our products. We expect to complete the development of the endoscope and EndoSheath for TNE in FY 04.

        The cardio-thoracic ("CT") endoscope and EndoSheath that we will be developing for Estech is being designed to provide minimally invasive access to the pericardium in order to enhance visualization during epicardial atrial fibrillation procedures. Estech will have exclusive rights to distribute these products within the field of minimally invasive coronary atrial fibrillation surgery, assuming it meets certain minimum purchases. We expect to complete the development of the CT endoscope and EndoSheath in FY 04.

        Cystoscopy is a procedure that is normally performed to evaluate changes in urinary performance, blood in the urine and to visualize anatomy. These procedures are done in both the office and hospitals settings. We plan to develop, manufacture and market a flexible cystoscope and cystoscope EndoSheath for use by urologists. We believe these products will be useful to urologists to diagnose and take biopsies of bladder tumors, identify obstructions of the bladder and post-surgical removal of stents. We expect the development of these products will be completed in FY 04. Cystoscopy and cystoscopy with biopsy have reimbursement codes.

Employees

        As of April 30, 2002, the Company had 64 employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success depends in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

Item 2.    Properties

        The operations of our medical segment currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease that expires in October 2003. We plan to request bids for renewal of our current space and also to investigate moving to different space. We are considering utilizing less space for the medical segment, as we are planning to move some of our manufacturing to Israel. The operations of the Company's industrial segment, and the offices of the Company's corporate segment are located in Orangeburg, New York under a lease for approximately 10,000 square feet, which expires in August 2005.

        Our Natick and Orangeburg facilities are registered with the FDA as medical device manufacturing facilities and, therefore, are subject to the FDA's QSR regarding manufacturing, testing, quality control and documentation procedures. We believe that the physical characteristics and layouts of these facilities are adequate to manufacture our products in compliance with applicable FDA regulations. In addition, our Natick facility is registered as meeting the requirements of ISO 9001, EN 46001 and ISO 13485, allowing us to sell our medical products in Europe and Canada.

Item 3.    Legal Proceedings

        As of March 31, 2003, there were no material legal proceedings to which we or any of our subsidiaries are a party, or to which any of our properties are subject.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the last quarter of FY 03.

Executive Officers of the Company

        Ron Hadani, age 46, has been our President and Chief Executive Officer since February 2003. From 2002 to February 1, 2003, Mr. Hadani was a self-employed consultant, working in various capacities with early-stage companies in the U.S and Israel. From 1999-2001, he served as President of Kontran Medical, LLC. From 1997-1999 he served as Divisional Vice President of U.S. Surgical, a division of Tyco International, Ltd.

        Katsumi Oneda, age 65, a co-founder of the Company, was President and Chief Executive Officer from October 1993 to February 2003, and has served as Chairman of the Board of Directors since October 1993. He served as Vice-Chairman of the Board of Directors of the Company from May 1992 to October 1993, as Honorary Chairman of the Board of Directors from October 1991 to October 1993, and as Chairman of the Board of Directors from September 1990 to October 1991. Mr. Oneda is a director of several private companies. He has been a director since 1987, and is a member of the Executive Committee.

        Lewis C. Pell, age 60, a co-founder of the Company, has been Vice-Chairman of the Board of Directors since May 1992, and is a member of the Executive Committee. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder, or co-founder, and a director of a number of other privately-held medical device companies.

        Gerald B. Lichtenberger, Ph.D., age 58, has served as Vice President, Business Development since December 1998, and as Secretary since January 1997. From January 1997 to December 1998 he served as Executive Vice President and Chief Operating Officer of the Company. Prior to joining the Company, Dr. Lichtenberger served from 1990 to 1996 as President and a Director of iSight, Inc., a developer and manufacturer of digital video cameras and components. Dr. Lichtenberger has been a director of the Company since 1997.

        James A. Tracy, age 54, joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996 Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. He received a CPA certificate in 1975.

        Isao Fujimoto, age 55, has served as Vice President Manufacturing and Engineering of the industrial segment since January 1995. Mr. Fujimoto joined the Company in 1987, and served in a variety of roles in the manufacturing and engineering departments from that date to January 1995.

        Mark S. Landman, age 49, has served as Vice President Operations of the medical segment since July 1999. Mr. Landman joined the Company in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

        Jitendra Patel, age 50, has served as Vice President Sales and Marketing of the industrial segment since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that segment.

        Thomas Olmstead, age 49, has served as Vice President Sales and Marketing for the medical segment since October 1, 2001. From April 2000 to August 2001, Mr. Olmstead served as the Marketing Manager for the Pulmonary Endoscopy Products Group of C.R. Bard, a medical device company. From August 1996 to April 2000, Mr. Olmstead served as the General Manager of Mill-Rose Laboratories, Inc., a medical device manufacturer.

        Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters

        From December 15, 1992 to October 29, 1997, the Company's Common Stock was quoted on the Nasdaq National Market, and since October 30, 1997, the Company's Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq SmallCap Market, as reported by Nasdaq during the periods indicated.

Fiscal Year Ended March 31, 2002	High	Low
1st Quarter	$2.05	$.83
2nd Quarter	1.54	.70
3rd Quarter	1.27	.65
4th Quarter	1.82	.81
Fiscal Year Ended March 31, 2003	High	Low
1st Quarter	$1.85	$1.11
2nd Quarter	1.02	.67
3rd Quarter	1.01	.72
4th Quarter	1.14	.60

        Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        As of May 31, 2003, there were 30,112,378 outstanding shares of Common Stock held by 236 stockholders of record, in addition to which there were approximately 1700 beneficial stockholders.

        We have never paid cash dividends on our Common Stock, and we do not expect to pay any cash dividends on our Common Stock in the foreseeable future. In accordance with a line-of-credit agreement that we have with a bank, we are prevented from paying cash dividends on our Common Stock.

        In March 2003, we completed a private equity placement with two of our employee/directors in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. We sold an aggregate of 2,385,568 shares of common stock at a price of $.67 per share, which represented 67% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended March 21, 2003. We received an aggregate consideration of approximately $1,600,000 for the newly issued shares of Common Stock.

        In April, 2003, we completed a private equity placement with accredited private investors in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. We sold an aggregate of 524,098 shares of common stock at a price of $0.67 per share, which represented 67% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended March 21, 2003. We received an aggregate consideration of approximately $351,000 for the newly issued shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2003:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	4,051,082	$1.64	2,654,358	(2)
Equity compensation plans not approved by security holders (3)	0	$0	0

Total	4,051,082	$1.64	2,654,358	(2)

(1)
In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2003, shares issuable under the 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

(2)
Does not include any shares of Common stock that would be issuable pursuant to the 2003 Director Option Plan if it is approved by the stockholders.

(3)
All of our equity compensation plans have been approved by our stockholders.

Item 6.    Selected Financial Data

        The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes contained in Appendix A to this report.

	Year Ended March 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$7,476	$7,055	$7,209	$6,713	$6,430
Gross profit	1,274	2,262	2,560	2,222	1,667
Loss from operations	(1,965)	(1,561)	(1,173)	(1,181)	(1,759)
Net loss	(2,139)	(4,778)	(1,291)	(1,895)	(1,707)
Net loss per share	(.12)	(.24)	(.06)	(.07)	(.06)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$3,195	$1,581	$3,812	$3,142	$2,869
Total assets	7,882	4,908	7,195	6,000	5,447
Total liabilities	2,433	1,993	1,969	1,878	1,311
Stockholders' equity	5,450	2,914	5,226	4,122	4,136

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

        Vision-Sciences, Inc. develops, manufactures and markets unique flexible endoscope products for the medical device and the industrial device markets. The medical segment manufactures and markets unique disposable EndoSheaths that are used by health-care providers to cover the insertion tube of flexible endoscopes, such as Ear-Nose-Throat ("ENT") endoscopes, sigmoidoscopes and bronchoscopes. The EndoSheaths allow the health-care providers to process more patients economically by permitting providers to avoid cleaning the endoscopes after each use. In addition, the sheaths are sterile, thus helping to ensure each patient a contaminant-free procedure.

        The industrial segment designs, manufactures and markets flexible endoscopes for industrial users, and designs, manufactures and repairs flexible endoscopes for the medical segment. Industrial users consist primarily of companies in the aircraft maintenance, jet engine manufacturing and defense markets.

        The corporate segment consists of certain administrative and business development activities applicable to the Company as a whole, and management oversight of our investments in 3DV, Vision Sciences, Ltd. and the Egypt Project.

Critical Accounting Policies and Estimates

        This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. See the Notes to the Consolidated Financial Statements included elsewhere herein. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If conditions are different from those assumptions used in our judgments, the results could be materially different from our estimates. Our critical accounting policies include the following.

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on management's judgment regarding the collectibility of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Income Taxes

        Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The evaluation of the recoverability of any tax assets recorded on the balance sheet is subject to significant judgement. We have provided valuation allowances for all our deferred tax assets to date.

Fair Value of Financial Instruments

        Financial instruments, including derivatives and non-qualified options to purchase our common stock, require disclosures of an estimate of their fair values. Fair values are based on listed market prices, where possible. We account for certain non-qualified options to purchase our common stock in accordance the Emerging Issues Task Force ("EITF") 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and carry these contracts at fair value, with any changes in fair value recorded in the results of operations. Fair values for certain non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

Results of Operations

Fiscal Years Ended March 31, 2003 and 2002

  Sales

        Net sales in FY 03 were $6,429,642, a decrease of $283,465, or 4%, compared to net sales in FY 02. Sales in the medical segment increased by $311,049, or 9%, while sales of the industrial segment declined by $594,514, or 18%. In the medical segment, the change in sales by market was as follows ($000's):

Market	Sales FY 03	Sales FY 02	Increase (Decrease)	Percent
ENT	$3,070	$2,686	$384	14%
GI	463	567	(104)	(18)
Pulmonary	83	43	40	93
Other	159	168	(9)	(5)

Total medical	$3,775	$3,464	$311	9%

Medical Segment—ENT Market

        Sales of ENT EndoSheaths increased by approximately $495,000, or 25%, compared to FY 02. Sales of ENT endoscopes declined by approximately $111,000, or 16%. The increase in sales of EndoSheaths was due primarily to higher unit volume from both domestic and international customers, which was partially offset by lower prices. In the domestic market, sales were approximately $1,431,000, an increase of approximately $199,000, or 16%, compared to FY 02. We sold 132,745 ENT EndoSheath units, an increase of 23%, due primarily to a larger customer base and increased usage by customers. Our user base grew by 128 customers in FY 03, an increase of 16%, compared to FY 02. We believe the larger customer base was due to our pro-active efforts to contact ENT health-care providers and also to promotional pricing for first-time users. We believe the increased usage by customers was due primarily to the improved practice efficiencies they realize when using the ENT EndoSheath. These include the increased mobility that health-care providers realize by being able to perform diagnostic tests away from their offices without incurring the need to clean endoscopes manually, and to lower repair costs resulting from not having to expose the endoscopes to harsh cleaning chemicals during reprocessing.

        In the international market, sales were approximately $1,064,000, an increase of approximately $296,000, or 39%, compared to FY 02. We sold 182,690 ENT EndoSheath units to the international market, an increase of 40%, compared to FY 02. This increase was due primarily to higher demand for the EndoSheath in Europe, where concerns regarding cross-infection, specifically about the spread of variant Creutzfeldt-Jacob disease, persist.

        Sales of ENT endoscopes to domestic customers were flat compared to FY 02. Sales of these items to the international market declined by approximately $111,000, or 30%. The sales cycle for endoscopes is more variable in both markets due to a number of factors, such as local country promotions of competitor's products and particular needs of some customers that do not repeat consistently from year to year. We experienced this in our fourth fiscal quarter of FY 03 when large orders of endoscopes that we delivered in the comparable fiscal quarter of FY 02 did not recur in FY 03.

Medical Segment—GI and Pulmonary Markets

        Sales of endoscopes and EndoSheaths to the GI market decreased by approximately $104,000 in FY 03, compared to FY 02. We shipped one endoscope to the GI market in FY 03, compared to eight in FY 02, resulting in lower sales of $40,000. Sales of EndoSheaths to the GI market declined by approximately $64,000, or 12%, compared to FY 02. We believe the continued lack of reimbursement for the GI EndoSheath by insurance companies to health care providers is the primary cause for this lower demand. We do not expect demand for our GI EndoSheaths to increase, as health care providers cannot, in general, obtain separate reimbursement for the EndoSheath, thus discouraging its use. We increased the price of the GI EndoSheath in November 2002 to help us recover our costs to manufacture it.

        Sales of endoscopes and EndoSheaths to the pulmonary market increased by approximately $40,000, or 93%, compared to FY 02. Sales of bronchoscopes increased by approximately $42,000, while sales of Bronchoscope EndoSheaths declined by approximately $2,000, compared to FY 02. Our bronchoscope and bronchoscope EndoSheath are similar to the GI products, in that they must be used together. We sold nine bronchoscopes in FY 03, compared to one in FY 02. We sold five of these in our fourth fiscal quarter of FY 03, of which three were to domestic users and were bundled with orders for bronchoscope EndoSheaths. As a result of the higher sales of bronchoscopes, we expect sales of bronchoscope EndoSheaths to increase by approximately 200% in FY 04, compared to FY 03.

Industrial Segment

        Sales in FY 03 of products in this segment declined by approximately $470,000, or 22% and sales of repair services declined by approximately $124,000, or 11%, compared to FY02. This segment continues to suffer from lower demand by the manufacturers of commercial jet engines. We expect demand for new products of this segment to remain flat in FY 04.

  Gross Profit

        Gross profit was $1,667,230, a decrease of $555,149, or 25%, compared to FY 02. The gross profit of the medical segment increased by $17,195 to $1,021,535, and was 27% of sales, while the gross profit of the industrial segment decreased by $572,344 to $645,695, and was 24% of sales.

        The increase in the gross profit of the medical segment was due to the higher unit volume of ENT EndoSheaths, offset partially by lower volume and higher unit costs of GI and pulmonary EndoSheaths. The higher prices for GI EndoSheaths did not take effect until Q4 03, whereas the higher costs reflected changes to standard costs made at the end of FY 02.

        During FY 03, we lowered the unit costs of ENT EndoSheaths by installing new production equipment that automates much of the process. As we did not complete that installation until our fourth fiscal quarter, the effect of these cost savings were not as great for all of FY 03 as were the effect of lower selling prices of the ENT EndoSheaths. In FY 04, we expect the lower costs will impact our operations positively. In addition, we plan to move the manufacturing of all GI and pulmonary

EndoSheaths to a sub-contract manufacturing company in Israel, where we expect the unit costs of these products will decline by approximately 50%. We also plan to advance funds for the installation of a second production line for ENT EndoSheaths at this sub-contractor, allowing us to realize further manufacturing cost savings. We expect the transfer of these products and the installation of the second line of ENT equipment to occur during the first half of our fiscal year, with the full effect on our operations occurring during the second half of FY 04.

        The lower gross profit in the industrial segment was due primarily to the lower volume of shipments. We expect the volume of sales of this segment will be flat in FY 04, but there can be no assurance that sales will not decline further due to lower production of jet engines and reduced air travel. The industrial segment will continue to look for contracts to replace the lost volume in the commercial aircraft engine manufacturing market, especially in the defense market.

  Operating Expenses

        Operating expenses increased by $22,788 in FY 03, compared to FY 02. Selling, general and administrative expenses ("SG&A") increased by $126,000, research and development increased by $106,000 and stock-based compensation expenses declined by $209,000. In the medical segment, SG&A expenses increased by approximately $127,000, due primarily to higher charges for personnel costs and product promotion. The higher personnel costs include a full year of costs for our Vice President of Sales, compared to a half year in FY 02. In the industrial segment, SG&A costs declined by approximately $55,000 due primarily to lower expenses for commissions, in turn due to the lower sales. In the corporate segment, SG&A costs increased by approximately $54,000 due primarily to higher personnel costs, including the hiring of our new President and CEO in February 2003.

        Research and development expenses increased in the medical segment by approximately $136,000, while declining by approximately $30,000 in the corporate segment. In the medical segment we hired more personnel to work on our new projects, while we reduced our efforts in Israel for the application of Complementary Metal Oxide Semiconductor ("CMOS") patent applications. In the medical segment, we concentrated on developing three new products that we believe will address market needs to allow physicians to perform procedures in their offices that currently they can only perform in a hospital setting. We believe the benefit of these products is that they allow physicians to increase their practice efficiency while lowering the total overall costs to insurers. We received FDA clearance for the first of these in January 2003, and our plan is to obtain clearance for the other two in September 2003. Subsequent to applying for clearance for these new products, we plan to pursue clearance on other products in the urology and cardiothoracic surgery markets. As a result, we expect R&D expense will be higher in FY 04 than in FY 03.

        We did not incur any expenses related to the Egypt Project in FY 03. The Egypt Project has not progressed as quickly as we had planned, and remains in Phase I. Our participation in Phase II of the Egypt Project will depend upon the results on Phase I, and the expected costs of Phase II. We expect to receive formal results of Phase I in FY 04, and will determine our participation in Phase II depending upon those results.

        We recorded a reduction in stock-based compensation costs in FY 03 related to various stock options granted to non-employees that are valued at fair market value. This reduction was due primarily to a lower stock price at the end of FY 03 than FY 02, and less volatility in the price of our common stock during FY 03 as compared to FY 02.

  Other Income (Expense)

        We did not record equity in the losses of 3DV in FY 03, as our investment balance was $0 at March 31, 2002 and have not made further investments in that entity. We do not expect to participate in further investments in 3DV in the same proportion as our ownership of the outstanding shares of 3DV. However, we will continue to evaluate our investment in 3DV, and may make further investments if we believe these to be in the best interests of our shareholders. Interest income declined, due primarily to lower interest rates and to declining cash balances during FY 03. Other income increased due to higher royalties on a patent licensed to a company in the urology market.

        Our net loss was $1,707,095, or $.06 per share, compared to $1,894,527, or $.07 per share, in FY 02. The number of shares increased due to the sale of new shares in March 2003 and option exercises during FY 03.

Fiscal Years Ended March 31, 2002 and 2001

  Sales

        Net sales in FY 02 were approximately $6,713,000, a decrease of $496,000, or 7%, compared to FY 01. Sales of the medical and industrial segments declined by $211,000, or 6%, and $285,000, or 8%, respectively. In the medical segment, the change in sales by market was as follows ($000's):

Market	Sales FY 02	Sales FY 01	Increase (Decrease)	Percent
ENT	$2,686	$2,564	$122	14%
GI	567	946	(379)	(40)
Pulmonary	43	30	13	43
Other	168	135	33	24

Total medical	$3,464	$3,675	$(211)	(6%)

Medical Segment—ENT Market

        Sales of ENT EndoSheaths decreased by approximately $92,000, or 4%, compared to FY 01. Sales to domestic users declined by $99,000, while sales to international distributors increased by $7,000. We instituted a program of lower unit prices in FY 02 for both domestic and international customers, with the goal of increasing unit volume. The program was partially successful, as unit volume increased by approximately 10% overall to approximately 238,000 units, 5% from domestic customers and 14% from international distributors. However, the increase in unit volume was not sufficient to offset the lower prices. In total, we shipped 55% of ENT EndoSheaths units to international distributors, compared to 53% in FY 01, and those units accounted for 38% of total ENT EndoSheath sales dollars, compared to 36% in FY 01.

        In the fourth quarter of FY 02, we instituted an additional program of lower unit prices for incremental new sales to domestic customers, combined with a pro-active outreach by Customer Service employees, that also included an increased commission for our independent sales representatives and Customer Service personnel. That program resulted in an increase in unit volume of 21% for the fourth quarter. We continued this program for the first three quarters of FY 03.

        Sales of ENT endoscopes increased by approximately $214,000, or 45%, in FY 02, compared to FY 01. The unit volume increased 50% in both the domestic and international markets. The average selling price ("ASP") declined by approximately 6% domestically, and was flat for international sales. We believe the increased demand for endoscopes was primarily due to a more effective positioning of our product in the competitive marketplace, and to lower prices to the domestic users. In addition, improved product positioning and appropriate changes to the distributor network, especially in Europe, resulted in higher volume to international distributors.

Medical Segment—GI and Pulmonary Markets

        Sales of GI EndoSheaths declined by $375,000, or 42%, in FY 02, compared to FY 01. This decrease was primarily due to lower unit volume of EndoSheaths, resulting from customers switching to conventional endoscopes, believing there are cost advantages to cleaning conventional endoscopes, primarily due to the lack of reimbursement for use of our EndoSheath. Lower sales of sigmoidoscopes accounted for the remainder of the sales reduction in the GI market.

        Sales of our bronchoscope EndoSheath to international distributors accounted for the increase in sales to the pulmonary market. During FY 02 we sold one bronchoscope, the same as in FY 01. Both of these bronchoscopes were sold to European distributors, where we believe the concerns of cross-infection are greater than in the United States.

Industrial Segment

        We believe the decrease in sales of the industrial segment was primarily due to a decline in orders from the aircraft industry resulting from the events of September 11, 2001. After those events, air travel declined by over 20%, reducing the need to repair jet engines.

  Gross Profit

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

  Operating Expenses

        Selling, general and administrative ("SG&A") expenses were approximately $2,989,000 in FY 02, an increase of approximately $104,000, compared to FY 01. SG&A expenses increased by approximately $121,000, or 9%, in the medical segment. This increase was primarily due to higher costs for payroll and fringe benefits and travel costs incurred to promote sales. SG&A expenses in the industrial segment decreased by approximately $36,000, primarily due to lower costs for product promotion, especially after September 11, 2001. In addition, the industrial segment had lower facilities costs. SG&A expenses in the corporate segment increased by approximately $19,000, primarily due to higher costs for payroll and fringe benefits.

        Research and development ("R&D") expenses were approximately $21,000 in FY 02, a decrease of $189,000, compared to FY 01. R&D expenses decreased primarily due to approximately $269,000 of costs for the Egypt Project not recurring in FY 02.

        Stock-based compensation costs were $94,000 in FY 02, a decrease of $244,000, or 72%, compared to FY 01. We followed accounting guidelines issued by the EITF No. 00-19 for valuing non-qualified options at fair value. According to the transition rules established by EITF No. 00-19, we recorded a charge of $327,000 in the three months ended June 30, 2001, as a cumulative effect of a change in accounting principle. Subsequent to June 30, 2001, we recorded changes in the fair value of those options in its operating costs. In FY 01, all the costs for those options were recorded in our operations.

  Other Income (Expense)

        Interest income was approximately $119,000 in FY 02, an increase of $5,000, compared to FY 01. Although interest rates declined in FY 02, compared to FY 01, we had larger cash balances on hand during FY 02, primarily due to the sale of common stock in December 2000.

        Our equity in losses of 3DV increased to $500,000 in FY 02, compared to $222,553 in FY 01. In March 2001, we invested $500,000 in Series A Convertible Subordinated Notes (the "Notes") of 3DV. As of March 31, 2001, we owned approximately 24% of the outstanding shares of 3DV. In the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000. We account for our investment in 3DV using the equity method of accounting. As a result, we recognized equity in losses of 3DV of $500,000 in the three months ended June 30, 2001, offsetting our investment in 3DV. 3DV is a company in the development stage, and continues to seek new capital.

        The loss per share in FY 02 was $.07, compared to a loss per share of $.06 in FY 01. The operating loss per share in FY 02 was $.04, compared to an operating loss per share of $.05 in FY 01. The lower loss per share in FY 02 is primarily due to the larger number of shares outstanding, following the issuance of 5,587,418 shares in a private placement in December 2000.

Liquidity and Capital Resources

        In FY 03, the amount of cash used in our operations was approximately $1,718,000, compared to a usage of approximately $913,000 in FY 02. In FY 03, the medical and industrial segments used cash of approximately $1,041,000, while the corporate segment used cash of approximately $677,000. The medical segment used cash of approximately $1,179,000 to fund operations, while the industrial segment generated cash of approximately $138,000 from operations. The corporate segment used cash primarily for operations.

        Cash generated in investing activities was approximately $12,000, comprised of proceeds from the sales of and maturities of marketable securities, partially offset by the purchase of property and equipment. Purchases of property and equipment were primarily for new manufacturing equipment in the medical segment and an upgrade of computer systems for the industrial segment. We completed the installation of the new manufacturing equipment in the three months ended December 2002.

        Cash generated from financing activities totaled approximately $1,560,000. The primary source of this cash was the completion of a private placement of 2,385,568 shares of our Common Stock in March 2003. See Note 6 to the accompanying consolidated financial statements for further discussion.

        Accounts receivable decreased by approximately $98,000 in FY 03. The decrease in accounts receivable is primarily due to lower sales of the industrial segment in the fourth quarter of FY 03, compared to the same period in FY 02. Approximately 65% of this segment's sales have historically been to the aircraft engine manufacturing and repair markets. The market for these products continued to decline in FY 03 with lower production of jet engines and lower maintenance of engines due to fewer hours in flight. The days sales outstanding were 44 at March 31, 2003, the same as at March 31, 2002.

        The composition of customers in the medical segment includes domestic hospitals, large and small clinics, individual doctor's offices and international distributors. Many domestic customers experience delays in their cash flow due to the general slowness of payments in the health care industry. The composition of customers in the industrial segment includes large and small industrial companies, and aircraft maintenance companies. To offset the market condition of the medical segment and to be responsive to the needs of customers in both segments, the Company offers payment of invoices using credit cards. We monitor our customer accounts formally on a monthly basis, and more often as necessary. During FY 03, we experienced steady collections from our customers, resulting in no change to the allowance for doubtful accounts. We will continue to monitor our receivables and will adjust the allowance for doubtful accounts accordingly.

        We expect to invest approximately $300,000 in FY 04 in advances to our Israeli sub-contractor for the purchase of a new line of equipment to form and bond ENT EndoSheaths. We expect this new line of equipment will be completed by the end of our second fiscal quarter, will double our capacity and result in lower production costs for those EndoSheaths. In addition, we expect to spend approximately $100,000 for computer system upgrades and other fixed assets for the medical and industrial segments. At March 31, 2003, the Company had a commitment for approximately $300,000 for payment for the new manufacturing equipment. The Company had sufficient cash on hand at March 31, 2003 to fund this requirement.

        At March 31, 2003, our principal sources of liquidity included $2.8 million in cash, cash equivalents and marketable securities. In April 2002, we entered into an agreement with a bank, which is subject to renewal in July 2003. This bank agreement includes a revolving line of credit under which we may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and banker's acceptances. Borrowings under these loan arrangements must be fully cash collateralized. The agreement also stipulates that when we achieve positive cash flow, as defined in the agreement, we will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of the pledged cash collateral. Any borrowing under this demand line would bear interest at the prime rate, which was 4.25% on March 31, 2003.

        We have incurred losses since our inception, and losses are expected to continue in FY 04. We have funded the losses principally with the proceeds from public and private equity financings. We expect to generate operating income in the fourth fiscal quarter of FY 04, due primarily to higher sales and lower costs of production in the medical segment. There can be no assurance that our strategy will result in an operating income during FY 04, and we may seek equity capital during FY 04. There can be no assurance that capital will be available on terms acceptable to us, if at all.

        The following chart summarizes our contractual obligations as of March 31, 2003.

	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Operating leases	$470,886	$239,437	$229,469	$1,980	$0

Certain Factors That May Affect Our Future Operating Results

        Factors that may affect our future operating results include, without limitation, the following:

        We have incurred substantial losses since our inception, and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 04, due primarily to the funding of operations, capital expenditures, marketing expenses and development of new products in our continued drive to penetrate the ENT and other markets. We had cash and marketable securities totaling $2.8 million as of March 31, 2003. In addition, we sold 524,098 shares of common stock to investors in April 2003, receiving $351,513 in cash as payment for those shares. Although we do not anticipate the need for additional financing in FY 04, management has decided that new financing may be desirable. However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

        There can be no assurance that third-party reimbursement will be available for procedures performed with our products or that the cost of our EndoSheaths will be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. We believe that the failure of users of our products to obtain adequate reimbursement from third-party payors has had, and will continue to have, a materially adverse effect on our sales.

        Our products and manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA's QSR can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

        Certain critical components of our products, such as image bundles, are currently being purchased solely from Pentax, a competitor of ours. These components are being purchased pursuant to a supply agreement, which expires in March 2004, subject to earlier termination by mutual consent or upon breach or bankruptcy, and which may be extended with the consent of both parties. We believe that while substitute components, which are currently produced by sources other than Pentax, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of our endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by us. Our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business. In addition, our industrial borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from Pentax and Machida Endoscope Company, Ltd. The failure of us to obtain a sufficient quantity of such components on favorable terms could materially adversely affect our business.

        Our ability to compete in our markets is affected by our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology included in our products, our manufacturing and marketing skills and our ability to attract and retain skilled employees. The flexible endoscopes and related products currently sold and under development by us face competition primarily from medical products companies such as Olympus and Pentax. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for our products. The principal competitors for our industrial products are Olympus and Welch Allyn. Many of our competitors and potential competitors have greater financial resources, research and development personnel, and manufacturing and marketing capabilities than we have. In addition, it is possible that other large health care companies may enter the flexible endoscope market in the future.

        Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that our pending patent applications will result in patents being issued or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. There can be no assurance that measures taken by us to protect our proprietary information will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. In addition, in the event that another party infringes our patent rights or other proprietary rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success. Moreover, there can be no assurance that claims alleging infringement by us of other's proprietary rights will not be brought against us in the future or that any such claims will not be successful.

        The nature of our products expose us to significant product liability risks. We maintain product liability insurance with coverage limits of $2,000,000 per year. We believe that this level of coverage is adequate, given our past sales levels and our anticipated sales levels for FY 04. We will reevaluate the adequacy of this coverage when and if our sales substantially increase. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB SFAS Nos. 4, 44 and 64, and Amendment of FASB SFAS No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. In addition, SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are to be applied to transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement superseded EITF No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The adoption of SFAS 146 did not have a significant effect on the Company's operations, financial position or cash flows.

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not believe the adoption of FIN 45 will have any effect on its financial position or results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that the criteria for consolidations be based upon analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company does not believe the adoption of FIN 46 will have an effect on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. For example, if an employer's issuance of its shares to a key employee requires the employer to redeem the shares upon the employee's death, then those shares must be classified as a liability, not as equity. For publicly-held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The Company does not believe the adoption of SFAS 150 will have a significant effect on the Company's operations, financial position or cash flows.

        In November 2002, the EITF reached consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. We may enter into arrangements for multiple deliverables that occur at different points in time if we enter into a contract to sell endoscopes and EndoSheaths on a per-procedure basis. EITF No. 00-21 is effective for the Company beginning October 1, 2003. The Company has not completed the evaluation of the impact, if any, of this EITF on its operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We, in the normal course of business, are subject to the risks associated with fluctuations in interest rates and changes in foreign currency exchange rates.

Interest and Market Risk

        We maintain a portfolio of marketable, primarily fixed income, available-for-sale securities of various issuers, types and maturities. We have not used derivative financial instruments in our investment portfolio. We attempt to limit our exposure to interest rate and credit risk by placing our investments with high-quality financial institutions and we have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

Foreign Currency Exchange

        We face exposure to adverse movements in the value of the Japanese yen due to purchases of raw materials from Japanese suppliers. This exposure may change over time, and could have a materially adverse effect on our financial results. We may attempt to limit this exposure by purchasing forward contracts, as required. Most of our liabilities are settled within 90 days of receipt of materials. At March 31, 2003, our liabilities relating to Japanese yen were approximately $24,000.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and unaudited supplementary data are contained in Appendix A to this annual report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Upon the recommendation of our Audit Committee, on July 1, 2002, our Board of Directors decided to change our principal accountants from Arthur Andersen LLP ("Arthur Andersen") to BDO Seidman, LLP ("BDO Seidman"). We subsequently engaged BDO Seidman on July 30, 2002.

        During FY 02 and the subsequent interim period preceding the decision to change principal accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Arthur Andersen's reports on our financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During FY 02 and the subsequent interim period preceding the decision to change principal accountants, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

        During FY 02 and the subsequent interim period prior to engaging BDO Seidman, neither us nor anyone on our behalf consulted with BDO Seidman regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by BDO Seidman that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item appears under the headings "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement"), which sections are incorporated herein by reference, and in Part I hereof under the caption "Executive Officers of the Company."

Item 11.    Executive Compensation

        The information required by this Item appears under the headings "Proposal 1: Election of Directors—Director Compensation", "—Executive Compensation", "—Agreements with Named Executive Officers", and "—Compensation Committee Report on Executive Compensation" in the 2003 Proxy Statement, which sections are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 2003 Proxy Statement, which section is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 2003 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption "Market for Registrant's Common Stock and Related Stockholder Matters."

Item 14.    Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

b)
Change in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15. Reserved

Part IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.

1.
Financial Statements. The following financial statements and schedules of Vision-Sciences, Inc. are included as Appendix A of this Report:

    Reports of Independent Public Accountants

    Consolidated Balance Sheets—March 31, 2002 and 2003.

    Consolidated Statements of Operations—For the years ended March 31, 2001, 2002 and 2003.

    Consolidated Statements of Stockholders' Equity—For the years ended March 31, 2001, 2002 and 2003.

    Consolidated Statements of Cash Flows—For the years ended March 31, 2001, 2002 and 2003.

    Notes to Consolidated Financial Statements.

  2.
  Financial Statements. The following financial statements and schedules of 3DV Systems Ltd. are included as Appendix B of this Report:

    Consolidated Balance Sheets—December 31, 1999, 2000 and 2001.

    Consolidated Statements of Operations—For the years ended December 31, 1999, 2000, 2001 and from inception.

    Consolidated Statements of Stockholders' Equity—For the years ended December 31, 1999, 2000, 2001 and from inception.

    Consolidated Statements of Cash Flows—For the years ended December 31, 1999, 2000 and 2001 and from inception.

    Notes to Consolidated Financial Statements.

  3.
  Financial Statement Schedules.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

  4.
  Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index.

(b)
Reports on Form 8-K.

    None.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.
DATE: JUNE 27, 2003	By:	/s/ RON HADANI Ron Hadani President, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RON HADANI Ron Hadani	President and CEO (Principal Executive Officer), Director	June 27, 2003
/s/ JAMES A. TRACY James A. Tracy	Vice President Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	June 27, 2003
/s/ KATSUMI ONEDA Katsumi Oneda	Chairman of the Board of Directors	June 9, 2003
/s/ LEWIS C. PELL Lewis C. Pell	Vice Chairman of the Board of Directors	June 10, 2003
/s/ KENNETH ANSTEY Kenneth Anstey	Director	June 9, 2003
/s/ WILLIAM F. DOYLE William F. Doyle	Director	June 13, 2003
/s/ GERALD B. LICHTENBERGER Gerald B. Lichtenberger	Director	June 12, 2003
/s/ JOHN J. WALLACE John J. Wallace	Director	June 9, 2003

CERTIFICATIONS

        I, Ron Hadani, certify that:

1.
I have reviewed this annual report on Form 10-K of Vision-Sciences, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

a)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

b)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 27, 2003	/s/ RON HADANI Ron Hadani Chief Executive Officer

CERTIFICATIONS

        I, James A. Tracy, certify that:

1.
I have reviewed this annual report on Form 10-K of Vision-Sciences, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining    disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 27, 2003	/s/ JAMES A. TRACY James A. Tracy Chief Financial Officer

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2.(2)	By-laws, as amended to date
*10.1.(3)	1990 Stock Option Plan, as amended
*10.2.(3)	1993 Director Option Plan
*10.3.(4)	2000 Stock Incentive Plan
*10.4.(2)	Vision-Sciences, Inc. 401(k) Plan, as amended
*10.5.(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
10.6	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.7.(5)	Letter Agreement between the Company and James A. Tracy dated July 18, 1997
10.8. (10)	Letter Agreement between the Company and Thomas M. Olmstead dated October 1, 2001
10.9.(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10.(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11.(11)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
**10.12.(6)	Investment Agreement dated as of August 6, 1998 among Vision-Sciences, Inc., 3DV Systems Ltd. and RDC Rafael Development Corporation Ltd.
10.13.(2)	Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Pentax Corporation (formerly Asahi Optical Co., Ltd.) dated September 28, 1988
10.14.(7)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15.(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
**10.18.(6)	License and Manufacturing Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and 3DV Systems Ltd.
**10.19.(6)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.20.(9)	Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences, Inc. dated April 23, 1993
10.21.(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000
**10.22.(6)	Memorandum of Understanding dated August 5, 1998 between Vision-Sciences, Inc. and Imagineering, Ltd.
10.22.(10)	Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 24, 1995

10.23.(10)	Extension to Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 7, 2002
10.24.(10)	Loan Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
10.25.(10)	Pledge Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
21.1.	Subsidiaries of the Company
23.1.	Consent of BDO Seidman, LLP
99.1.	Certifications

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

(2)
Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-534490).

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

(10)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(11)
Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002.

APPENDIX A

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2002 and 2003
Together with Auditors' Report

VISION-SCIENCES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Vision-Sciences, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheet of Vision-Sciences, Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Vision-Sciences, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Vision-Sciences, Inc. as of March 31, 2002 and for the years ended March 31, 2002 and 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 6, 2002. The predecessor auditors did not audit the financial statements of 3DV Systems Ltd., which statements reflect total assets and total net loss of 7% and 17% in 2001, and 0% and 26% in 2002, respectively of the related consolidated totals. These reports were audited by other auditors whose report had been furnished solely to the predecessor auditors, and in the predecessor auditor's opinion, in so far as it related to the amounts included for that entity, was based solely on the opinion of the other auditor.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts
May 16, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (CONTINUED)

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Vision-Sciences Inc.'s filing on Form 10-K for the year ended March 31, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The balance sheet as of March 31, 2001 and the statements of operations, stockholders' equity and cash flows for the year ended March 31, 2000 referred to in this report have not been included in the accompanying financial statements.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
May 6, 2002

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets—March 31, 2002 and 2003

	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,890,364	$2,744,143
Marketable securities available for sale	251,445	125,072
Accounts receivable, net of allowance for doubtful accounts of $76,641 and $77,185 in 2002 and 2003, respectively	834,577	736,711
Inventories, net	1,193,181	1,160,372
Prepaid expenses and other current assets	76,932	51,113

Total current assets	5,246,499	4,817,411

Property and Equipment, at Cost:
Machinery and equipment	3,283,341	3,393,099
Furniture and fixtures	208,934	208,934
Leasehold improvements	462,882	467,620

	3,955,157	4,069,653
Less—Accumulated depreciation and amortization	3,297,582	3,529,977

	657,575	539,676

Other Assets, Net of Accumulated Amortization of $34,746 and $41,087 in 2002 and 2003 respectively	96,100	89,759

Total assets	$6,000,174	$5,446,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Acceptances payable to a bank	$43,226	$10,621
Current portion of note payable	23,989	—
Accounts payable	286,730	294,312
Accrued expenses	1,103,156	804,139

Total current liabilities	1,457,101	1,109,072

Potential Obligations to Non-qualified Option Holders (Note 1 m)	421,110	201,648

Commitments (Note 7)
Stockholders' Equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—27,105,355 shares and 29,588,280 shares at March 31, 2002 and 2003, respectively	271,052	295,882
Additional paid-in capital	58,386,502	60,082,930
Accumulated deficit	(54,535,591)	(56,242,686)

Total stockholders' equity	4,121,963	4,136,126

Total liabilities and stockholders' equity	$6,000,174	$5,446,846

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Fiscal Years Ended March 31, 2001, 2002 and 2003

	2001	2002	2003
Net Sales	$7,209,274	$6,713,107	$6,429,642
Cost of Sales	4,649,180	4,490,729	4,762,412

Gross profit	2,560,094	2,222,378	1,667,230
Selling, General and Administrative Expenses (1)	2,885,866	2,989,394	3,115,008
Research and Development Expenses (1)	509,072	320,086	426,210
Stock-based Compensation	338,238	93,941	(115,009)

Loss from operations	(1,173,082)	(1,181,043)	(1,758,979)
Interest Income	113,615	118,660	37,652
Interest Expense	(10,716)	(6,382)	(724)
Equity in Losses of 3DV Systems Ltd. (Note 4)	(222,553)	(500,000)	—
Other Income	1,716	1,407	14,956

Net loss before cumulative effect of change in accounting principle	(1,291,020)	(1,567,358)	(1,707,095)
Cumulative Effect of Change in Accounting Principle (Note 1M)	—	327,169	—

Net loss after cumulative effect of change in accounting principle	$(1,291,020)	$(1,894,527)	$(1,707,095)

Basic and Diluted Net Loss per Common Share	$(.06)	$(.07)	$(.06)

Shares Used in Computing Basic and Diluted Net Loss per Common Share	22,355,376	26,988,494	27,202,051

(1) Excludes non-cash stock-based compensation as follows:
Selling, General and Administrative Expenses	$52,140	$60,545	$75,588
Research and Development Expenses	286,098	33,396	(190,597)

	$338,238	$93,941	$(115,009)

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

for the Fiscal Years Ended March 31, 2001, 2002 and 2003

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
Balance, March 31, 2000	20,901,128	$209,010	$54,054,458	$(51,348,982)	$2,914,486	$
Sale of common stock, net	5,587,418	55,874	3,397,276	—	3,453,150
Exercise of stock options	32,285	323	—	—	323
Stock option grants to non-employees	—	—	338,238	—	338,238
Currency translation adjustment	—	—	—	(1,062)	(1,062)		(1,062)
Reclass of potential obligations to non- qualified option holders	—	—	(188,515)	—	(188,515)
Net loss	—	—	—	(1,291,020)	(1,291,020)		(1,291,020)

Total Comprehensive Loss							(1,292,082)

Balance, March 31, 2001	26,520,831	265,207	57,601,457	(52,641,064)	5,225,600
Sale of common stock, net	582,524	5,825	594,175	—	600,000
Exercise of stock options	2,000	20	2,355	—	2,375
Reclass of potential obligations to non-qualified option holders	—	—	188,515	—	188,515
Net loss	—	—	—	(1,894,527)	(1,894,527)		(1,894,527)

Total Comprehensive Loss							(1,894,527)

Balance, March 31, 2002	27,105,355	271,052	58,386,502	(54,535,591)	4,121,963
Sale of common stock, net	2,385,568	23,856	1,569,489	—	1,593,345
Exercise of incentive stock options	16,000	160	19,567	—	19,727
Exercise of non-qualified stock options	81,357	814	107,372	—	108,186
Net loss	—	—	—	(1,707,095)	(1,707,095)		(1,707,095)

Total Comprehensive Loss							$(1,707,095)

Balance, March 31, 2003	29,588,280	$295,882	$60,082,930	$(56,242,686)	$4,136,126

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the Fiscal Years Ended March 31, 2001, 2002 and 2003

	2001	2002	2003
Cash Flows from Operating Activities:
Net loss	$(1,291,020)	$(1,894,527)	$(1,707,095)
Adjustments to reconcile net loss to net cash used in operating activities—
Cumulative effect of adopting EITF 00-19	—	327,169	—
Depreciation and amortization	247,665	220,063	238,736
Equity in losses of 3DV Systems Ltd.	222,553	500,000	—
Loss on disposal of property and equipment	2,773	—	—
Stock option grants to non-employees	338,238	93,941	(115,009)
Changes in assets and liabilities—
Accounts receivable	(68,502)	313,515	97,866
Inventories	272,068	(187,165)	32,809
Prepaid expenses and other current assets	10,404	(10,593)	25,819
Accounts payable	(87,226)	(728)	7,582
Accrued expenses	(208,793)	(274,299)	(299,017)

Net cash used in operating activities	(561,840)	(912,624)	(1,718,309)

Cash Flows from Investing Activities:
Decrease (increase) in marketable securities	(1,243,068)	991,623	126,373
Purchase of property and equipment, net of disposals	(138,281)	(311,316)	(114,496)
Investment in equity of 3DV Systems Ltd.	(500,000)	—	—

Net cash provided by (used in) investing activities	(1,881,349)	680,307	11,877

Cash Flows from Financing Activities:
Proceeds from (payments of) acceptances payable to a bank, net	6,201	4,513	(32,605)
Payment of note payable	(28,080)	(52,931)	(23,989)
Proceeds from the sale of common stock, net	3,453,150	600,000	1,593,345
Proceeds from exercise of stock options	323	2,375	23,460

Net cash provided by financing activities	3,431,594	553,957	1,560,211

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,062)	—	—

Net (Decrease) Increase in Cash and Cash Equivalents	987,343	321,640	(146,221)
Cash and Cash Equivalents, Beginning of Year	1,581,381	2,568,724	2,890,364

Cash and Cash Equivalents, End of Year	$2,568,724	$2,890,364	$2,744,143

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Leasehold improvements acquired in exchange for note payable	$105,000	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$10,716	$6,382	$724

The accompanying notes are an integral part of these consolidated financial statements.

VISION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003

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

        The Company was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories are used within two industry segments, medical and industrial. The medical segment designs, manufactures and markets proprietary single-use sheaths that slide onto the insertion tube of flexible endoscopes used by health-care providers. The sheaths allow quick, efficient product turnover for health-care providers while ensuring a sterile procedure for each patient. The industrial segment designs, manufactures and markets borescopes for the industrial market, and manufactures and repairs endoscopes for the medical segment. Endoscopes and borescopes provide minimally invasive access to areas not readily visible to the human eye. Segment information is presented in Note 9.

        The Company expects to derive a substantial portion of its future revenues from its disposable EndoSheath/reusable endoscope systems. The Company has invested substantial funds developing these products. The Company has incurred losses for the years ended March 31, 2001, 2002 and 2003, and expects to incur a loss for the year ending March 31, 2004. Management believes the Company will not require additional financial support for fiscal year 2004. However, management may seek additional equity capital during fiscal 2004. The Company is also subject to risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (FDA) clearance and regulation, and dependence on key personnel.

        The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in the notes to the consolidated financial statements. The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results in the future could differ from those estimates.

  (a) Principles of Consolidation

        The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (b) Basic and Diluted Net Loss per Common Share

        The Company calculates earnings per share according to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended March 31, 2001, 2002 and 2003, diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options, totaling 3,312,297, 3,310,369 and 4,051,082 respectively, would be antidilutive.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

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

  (d) Revenue Recognition

        The Company recognizes revenue upon product shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectibility of the related receivable is reasonable assured.

  (e) Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

        The components of inventories are as follows:

	March 31,
	2002	2003
Raw materials	$612,827	$567,008
Work-in-process	190,686	155,723
Finished goods	389,668	437,641

	$1,193,181	$1,160,372

        Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

  (f) Other Assets

        Other assets consist of deposits and patent costs. Patent costs are amortized on a straight-line basis over 17 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of these assets is fully realizable at March 31, 2003.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(1) Operations and Significant Accounting Policies (Continued)

  (g) Foreign Currency Transactions

        The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, Foreign Currency Translation. For each of the three years in the period ended March 31, 2003, these amounts were not material. The Company translates the financial statements of its foreign subsidiary in accordance with SFAS No. 52. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the period, and expenses are translated at average exchange rates during the period. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

  (h) Cash and Cash Equivalents

        The Company classifies investments with original maturities of ninety days or less, consisting of U.S. government issues and commercial paper, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

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

        As of March 31, 2003, the Company's marketable securities consisted of a certificate of deposit with a weighted average maturity of 182 days.

  (j) Research and Development Expenses

        Research and development expenses are charged to operations as incurred.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(1) Operations and Significant Accounting Policies (Continued)

  (k) Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in marketable securities in highly-rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 9). To reduce risk, the Company routinely assesses the financial strength of its customers and, when appropriate, obtains letters of credit or advance payments for its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company had no customer who individually accounted for 10% of the total accounts receivable balance as of March 31, 2003. The Company had one customer who individually accounted for 13% of the total accounts receivable balance as of March 31, 2002. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

  (l) Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, acceptances payable, note payable and potential obligations to non-qualified option holders. The estimated fair value of these financial instruments approximates their carrying value at March 31, 2002 and 2003. The estimated fair values have been determined through information obtained from market sources and management estimates.

  (m) Accounting for Derivative Instruments

        In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock options and warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company determined that outstanding options granted to consultants as of March 31, 2002 and 2003 to purchase 1,375,819 and 1,463,032 shares, respectively, of the Company's Common Stock should be designated as "Potential obligations to non-qualified option holders", a liability in the Company's accompanying balance sheet.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(1) Operations and Significant Accounting Policies (Continued)

  (m) Accounting for Derivative Instruments (Continued)

        Under the transition rules of EITF 00-19, effective June 30, 2001, the Company recorded these options as a liability at fair value with the required adjustment of $327,169 recorded as the cumulative effect of a change in accounting principle for the three months ended June 30, 2001. After June 30, 2001, changes in the fair value have been included in the Company's results of operations. For the nine months ended March 31, 2002, the fair value of these outstanding options increased to $421,110. Accordingly, the Company recorded a charge in its results of operations of $93,941 for the nine months ended March 31, 2002. During the fiscal year ended March 31, 2003, the fair value of these options declined by $115,009, net, which was recorded as a credit by the Company in its results of operations. In addition, during the fiscal year ended March 31, 2003, options totaling $104,453 were exercised.

  (n) Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, requires companies to classify items of other comprehensive income (loss) in a financial statement. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is presented in the consolidated statement of stockholders equity for all years presented.

  (o) Employee Stock-Based Compensation Arrangements

        For all periods presented in the accompanying financial statements, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Interpretation No. ("FIN") 44. The Company has elected to use the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated as follows:

	March 31,
	2001	2002	2003
Net loss—as reported	$(1,291,000)	$(1,895,000)	$(1,707,000)
Stock-based employee compensation—as reported	—	—	—
Pro forma stock-based employee compensation	(470,000)	(550,000)	(345,000)

Net loss—pro forma	$(1,761,000)	$(2,445,000)	$(2,052,000)

Net loss per share—as reported	$(.06)	$(.07)	$(.06)
Stock-based employee compensation—as reported	—	—	—
Pro forma stock-based employee compensation	(.02)	(.02)	(.02)

Net loss per share—pro forma	$(.08)	$(.09)	$(.08)

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(1) Operations and Significant Accounting Policies (Continued)

  (o) Employee Stock-Based Compensation Arrangements (Continued)

        The Company has computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used during each of the three years ended March 31, 2003 were as follows:

	March 31,
	2001	2002	2003
Risk-free interest rate	4.64%—6.68%	3.91%	1.09%—1.54%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	72%	86%	65%
Weighted average value of grants per share	$1.20	$1.06	$.97
Weighted average remaining contractual life of options outstanding (years)	7.77	6.98	9.77

  (p) Reclassification

        Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

  (q) Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB SFAS Nos. 4, 44 and 64, and Amendment of FASB SFAS No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. In addition, SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are to be applied to transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement superseded EITF No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The adoption of SFAS 146 did not have a significant effect on the Company's operations, financial position or cash flows.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(1) Operations and Significant Accounting Policies (Continued)

  (q) Recently Issued Accounting Standards (Continued)

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not believe the adoption of FIN 45 will have any effect on its financial position or results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that the criteria for consolidations be based upon analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company does not believe the adoption of FIN 46 will have an effect on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. For example, if an employer's issuance of its shares to a key employee requires the employer to redeem the shares upon the employee's death, then those shares must be classified as a liability, not as equity. For publicly-held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The Company does not believe the adoption of SFAS 150 will have a significant effect on the Company's operations, financial position or cash flows.

        In November 2002, the EITF reached consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The Company may enter into arrangements for multiple deliverables that occur at different points in time if it enters into a contract to sell endoscopes and EndoSheaths on a per-procedure basis. EITF No. 00-21 is effective for the Company beginning October 1, 2003. The Company has not completed the evaluation of the impact, if any, of this EITF on its operations.

(2) Debt

        In April 2002, the Company entered an agreement with a bank that includes a revolving line of credit under which the Company may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and bankers' acceptances. This agreement continues until July 29, 2003 at which time it is renewable. Borrowings under the agreement bear interest at the bank's prime rate (4.25% at March 31, 2003) and must be fully cash collateralized. The agreement also stipulates that when the Company achieves positive cash flow, as defined in the agreement, the Company will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of cash collateral. The Company is also subject to certain covenants, including the prohibition of paying cash dividends on its common stock. At March 31, 2003, the Company was in compliance with these covenants. At March 31, 2003, the Company had acceptances payable aggregating $10,621, maturing in April and May 2003.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(2) Debt (Continued)

        In September 2000, the Company executed an operating lease with the owners of the facility that, up to March 2000, was owned by a partnership owned in part by certain stockholders/executives of the Company. The lease provided for, among other things, that the Company would reduce the space it leased, and that the new owner would perform work improving the space to be occupied by the Company. The Company executed a loan of $105,000 from the owner to fund the improvements. The loan had an interest rate of 12%, was payable over a twenty-four month term beginning September 2000 and was personally guaranteed by two of the Company's stockholder/executives. In August 2002, the Company completed all payments due under this loan.

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

        The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

	March 31,
	2002	2003
Net operating loss carryforwards	$18,106,000	$18,923,000
Nondeductible reserves	582,000	466,000
Research and development credit carryforwards	531,000	531,000
Other temporary differences	259,000	249,000
Depreciation	24,000	24,000

	19,502,000	20,193,000
Less—Valuation allowance	(19,502,000)	(20,193,000)

Net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset. The uncertainty is due to current and projected net losses.

        At March 31, 2003, the Company had operating loss carryforwards available to offset future federal taxable income of approximately $47,000,000. These operating loss carryforwards expire at various dates through 2023 and are subject to review and possible adjustment by the Internal Revenue Service. At March 31, 2003, the Company had research and development tax credit carryforwards of approximately $402,000. These tax credits expire at various times through 2008 and are subject to review and possible adjustment by the Internal Revenue Service.

        The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of certain cumulative changes in ownership over a three-year period.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(4) 3DV Systems Ltd.

        3DV Systems Ltd. ("3DV"), is an Israeli company in the development stage. 3DV develops object video sensor chipsets that allow high-end broadcasters, video professionals and video-enabled consumers to attain operational efficiencies and enhanced video delivery. Since August 1998, the Company has made $5,746,900 in equity investments in 3DV. The Company accounts for its investment in 3DV using the equity method of accounting.

        During the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000. The Company's investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recorded equity in losses of 3DV of $500,000, the balance of the Company's investment, in the three months ended June 30, 2001. Since that time, the Company has not recognized any losses related to 3DV. In 3DV's fiscal years ended December 31, 2001 and 2002, 3DV incurred losses totaling approximately $7,646,000 and $5,059,000, respectively. In the Company's fiscal years ended March 31, 2001, 2002 and 2003, the Company recognized equity in the losses of 3DV of $222,553, $500,000 and $0, respectively.

        From 2000 through 2003, 3DV also executed various rounds of financing with investors other than the Company, including two employee-directors of the Company. As of March 31, 2003, the Company held approximately 21% of the outstanding shares of 3DV, and would hold approximately 17% of the shares of 3DV, if all employee options and notes were converted to common shares.

        In April 2002, the non-interested members of the Company's Board of Directors authorized the Company to enter into an agreement with the two investors in 3DV who are also employee-directors of the Company. This agreement would provide the Company the option to assume, at its sole election, all of the notes held by the two employee-directors for approximately $1,968,000.

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

March 31, 2003

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

        On March 31, 2003, the Company completed a private equity placement with two stockholder/executives of the Company. The Company sold an aggregate of 2,385,568 shares of common stock at a price of $0.6707 per share, which represented 67% of the average closing price of the common stock on the Nasdaq SmallCap Market for the five trading days ended March 21, 2003. In addition, in April 2003, the Company sold 524,098 shares to three outside investors at the same share price. The Company received all the proceeds in exchange for newly issued shares of common stock. Gross proceeds to the Company totaled $1,600,000 and $351,513 in March and April 2003, respectively.

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

March 31, 2003

(6) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

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

        A summary of the 2000 and 1990 Plans activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2000	2,518,047	$1.13–$7.50	$1.97
Granted	977,285	.01–1.56	1.16
Exercised	(32,285)	.01	.01
Canceled	(210,750)	1.19–4.00	1.43

Outstanding March 31, 2001	3,252,297	1.06–7.50	1.78
Granted	155,072	.01–1.15	.75
Exercised	(2,000)	1.19	1.19
Canceled	(195,000)	1.06–4.00	1.51

Outstanding March 31, 2002	3,210,369	.01–7.50	1.75
Granted	910,570	.01–1.05	.91
Exercised	(93,357)	.01–1.88	.22
Canceled	(76,500)	.89–1.50	1.25

Outstanding March 31, 2003	3,951,082	$.01–$7.50	$1.60

Exercisable, March 31, 2001	2,143,547	$1.13–$7.50	$2.05

Exercisable, March 31, 2002	2,682,869	$.01–$7.50	$1.86

Exercisable, March 31, 2003	3,123,832	$.01–$7.50	$1.77

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2003:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.01–1.25	2,050,335	7.38	$1.06	1,226,835	$1.11
1.31–1.88	1,655,000	6.84	1.54	1,651,250	1.54
3.00–3.63	31,897	2.69	3.25	31,897	3.25
5.44–7.50	213,850.92		7.07	213,850	7.07

	3,951,082	6.77	$1.60	3,123,832	$1.77

        Under the 1990 Plan and the 2000 Plan, there remain 2,586,797 and 3,918,643 shares of common stock, respectively, reserved for the exercise of stock options.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(6) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        On August 16, 1993, the Company adopted the 1993 Director Option Plan (the "1993 Plan") under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 2003, 100,000 shares were available for future grant under the 1993 Plan.

        A summary of the 1993 Plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Option Price
Outstanding March 31, 2000 and 2001	60,000	$1.50–$11.63	$4.92
Granted	40,000	.97–1.00	.99

Outstanding March 31, 2002	100,000	.97–11.63	3.34
Granted	20,000.74		.74
Exercised	(4,000)	.74	.74
Canceled	(16,000)	.74	.74

Outstanding March 31, 2003	100,000	$.97–$11.63	$3.34

Exercisable March 31, 2001	48,000	$1.50–$11.63	$5.75

Exercisable March 31, 2002	64,000	$.97–$11.63	$4.63

Exercisable March 31, 2003	64,000	$.97–$11.63	$4.51

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2003:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
$.97–1.00	40,000	8.38	16,000
1.30	20,000	8.38	8,000
1.50	20,000	4.38	20,000
11.63	20,000.37		20,000

	100,000	5.98	64,000

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(6) Stockholders' Equity (Continued)

  (c) Stock Compensation Agreements

        During the year ended March 31, 1999, the Company entered into an agreement with a consulting firm to provide services that will be paid in non-qualified options to purchase common stock of the Company. The maximum value of services to be rendered, as defined in the contract, is $200,000. The contract was renewed on January 1, 2000, and the Company and consultant intend for the contract to remain in effect until the maximum value of services is reached. The number of shares of common stock to be issued will be based upon the total amount earned during the contract period divided by the lowest closing bid price of the Company's common stock during calendar 1999. During the years ended March 31, 2001, 2002 and 2003, the consulting firm performed services that entitled the firm to receive options to purchase 32,285, 45,072 and 64,570 shares of common stock, exerciseable at $.01 per share, respectively, valued at approximately $52,000, $61,000 and $80,000, respectively.

        The value of the options granted was calculated using the Black-Scholes option-pricing model. All options granted to the consulting firm during the year ended March 31, 2001 were vested 100% upon grant and were exercised. The options granted in the year ended March 31, 2002 were 100% vested upon grant and were exercised in April 2002. The options granted in the year ended March 31, 2003 were vested 100% upon grant, and half of these options were exercised during the year ended March 31, 2003, and half are outstanding at March 31, 2003. The value of the options was recorded as an expense and is included in the consolidated statements of operations in the year in which the services were performed.

        During the year ended March 31, 2003, the Company entered into an agreement with an independent contractor to provide services regarding the design, development and clinical testing of current and new products for Ear-Nose-Throat ("ENT") endoscopic diagnosis and therapy. The agreement provides for the payment of $48,000 in cash, stock options and additional consulting compensation (the "Incentive") to the consultant. In January 2003, the Company made an initial option grant to the consultant to purchase 100,000 shares of the Company's common stock. The value of that option grant was approximately $69,000, calculated using the Black-Scholes option-pricing model. The value of the option was recorded as an expense in the consolidated statement of operations for the fiscal year ended March 31, 2003.

        The agreement requires the Company to grant additional options to the consultant after the end of the fiscal years ending March 31, 2004 and 2005. The additional option grants will be equal to 25,000 shares for each $250,000 and $500,000, respectively, of incremental sales of ENT products, compared to the immediately preceeding fiscal year. The agreement requires all options be granted at fair market value as of the date of grant, and that all option grants vest in two cumulative installments of 50% on each of the first and second anniversaries of the date of grant. The agreement also provides for the Company to pay an Incentive based upon the dollar amount of proceeds raised by the Company from the sale of any equity securities (the "Equity Transaction") to qualified investors introduced to the Company by the consultant during the first year of the agreement, ending January 31, 2004. The Incentive will be payable to the consultant on the closing date of any Equity Transaction, including any Equity Transaction that closes within twelve months following the date the consultant ceases being a consultant to the Company.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(7) Commitments

        The Company rents its facilities in Natick, MA and Orangeburg, NY from nonrelated parties under various agreements due to expire on October 31, 2003 and August 31, 2005, respectively. The Company also leases some office equipment under leases that expire in 2007. Rental expense charged to operations under leases from nonrelated parties was approximately $317,000, $288,000 and $307,000 for the years ended March 31, 2001, 2002 and 2003, respectively. Approximate future minimum lease commitments under all operating leases are as follows:

Year Ending March 31,	Commitment
2004	$239,000
2005	157,000
2006	72,000
2007	2,000

$470,000

(8) 401(k) Plan

        The Company has a 401(k) plan (the "Plan") whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, make a matching contribution up to a certain percentage of each employee's contribution. During the years ended March 31, 2001, 2002 and 2003, the Company recorded matching contributions of approximately $29,000, $30,000 and $34,000, respectively, relating to the Plan.

(9) Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

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

        The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in 3DV. The carrying value of the investment in 3DV at March 31, 2003 is $0. Data regarding management's view of the Company's segments is provided in the following tables.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(9) Segment Information (Continued)

Fiscal Year Ended March 31,	Medical	Industrial	Corporate	Adjustments	Total
2001
Sales to external customers	$3,675,124	$3,534,150	$—	$—	$7,209,274
Intersegment sales	—	522,127	—	(522,127)	—
Operating (loss) income	(378,278)	401,721	(1,196,525)	—	(1,173,082)
Interest income, net	—	(10,716)	113,615	—	102,899
Depreciation and amortization	218,321	29,335	9	—	247,665
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(222,553)	—	(222,553)
Stock-based compensation	—	—	(338,238)	—	(338,238)
Total assets	2,176,210	1,097,940	4,408,244	(487,733)	7,194,661
Expenditures for fixed assets	114,730	37,946	(14,395)	—	138,281
2002
Sales to external customers	$3,464,017	$3,249,090	$—	$—	$6,713,107
Intersegment sales	—	601,206	—	(601,206)	—
Operating (loss) income	(747,362)	351,681	(785,362)	—	(1,181,043)
Interest income, net	—	(6,382)	118,660	—	112,278
Depreciation and amortization	186,111	33,952	—	—	220,063
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(500,000)	—	(500,000)
Stock-based compensation	—	—	(421,110)	—	(421,110)
Total assets	1,854,849	975,443	3,233,783	(63,901)	6,000,174
Expenditures for fixed assets	304,937	6,379	—	—	311,316
2003
Sales to external customers	$3,775,066	$2,654,576	$—	$—	$6,429,642
Intersegment sales	—	666,488	—	(666,488)	—
Operating (loss) income	(1,001,487)	(165,496)	(591,996)	—	(1,758,979)
Interest income (expense)	—	(724)	37,652	—	36,928
Depreciation and amortization	198,000	40,736	—	—	238,736
Other significant non-cash items:
Stock-based compensation	—	—	115,009	—	115,009
Total assets	1,905,604	990,385	2,961,189	(410,332)	5,446,846
Expenditures for fixed assets	82,954	31,542	—	—	114,496

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(9) Segment Information (Continued)

        The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers.

	Fiscal Years Ended March 31,
Geographic Region
	2001	2992	2003
Asia and Australia	$411,248	$372,037	$551,680
Canada	136,543	150,510	145,301
Europe	847,816	1,067,333	1,197,643
Middle East and Africa	63,404	84,772	9,047
South America	146,852	155,573	186,243
United States	5,603,411	4,882,882	4,339,728

Total	$7,209,274	$6,713,107	$6,429,642

        For the fiscal years ended March 31, 2001 and 2002, one customer accounted for 11% and 13%, respectively, of consolidated net sales. For the fiscal year ended March 31, 2003, no customer accounted for 10% or more of consolidated net sales.

(10) Accrued Expenses

        Accrued expenses consist of the following:

	March 31,
	2002	2003
Accrued payroll and related expenses	$714,235	$714,076
Accrued other	388,921	90,063

	$1,103,156	$804,139

        Included in accrued payroll and related expenses is approximately $475,000 and $439,000 at March 31, 2002 and 2003, respectively, owed to an employee/director of the Company, whose salary was accrued but not paid to him from October 1995 through December 2001. The employee/director resumed receiving his salary in cash in January 2002. The accrued payroll will be paid to him when and if the Company generates a positive cash flow.

(11) Related Party Transactions

        In the fiscal year ended March 31, 2003, the Company purchased approximately $833,000 of flexible endoscope components from a subsidiary of Pentax Corporation (f/k/a Asahi Optical Co., Ltd.) ("Pentax"), pursuant to a March 16, 1992 supply agreement between the Company and Pentax. Pentax is the record and beneficial holder of 7% of the Company's outstanding Common Stock.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2002

(12) Valuation and Qualifying Accounts

Description	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance, End of Year
Deducted from Assets Accounts:
Allowance for doubtful accounts—
Year ended March 31, 2001	$156,000	$—	$58,000	$98,000
Year ended March 31, 2002	98,000	—	21,000	77,000
Year ended March 31, 2003	77,000	4,000	4,000	77,000
Inventory reserves
Year ended March 31, 2001	$1,656,000	$—	$262,000	$1,394,000
Year ended March 31, 2002	1,394,000	—	331,000	1,063,000
Year ended March 31, 2003	1,063,000	—	24,000	1,039,000

(13) Summary of Quarterly Operational Data (Unaudited)

        The following table contains certain selected quarterly financial data for the fiscal years ended March 31, 2002 and 2003.

	Quarterly Operating Results
	(in thousands, except per share data)
	Q1 2002	Q2 2002	Q3 2002	Q4 2002
Statement of Operations Data:
Net sales	$1,732	$1,720	$1,629	$1,632
Gross profit	587	661	461	513
Income (loss) from operations	(91)	38	(367)	(761)
Net income (loss)	(875)	73	(346)	(747)
Net income (loss) per share	(.03)	.00	(.01)	(.03)
	Q1 2003	Q2 2003	Q3 2003	Q4 2003
Net sales	$1,734	$1,512	$1,637	$1,547
Gross profit	462	420	347	438
Loss from operations	(326)	(379)	(538)	(516)
Net loss	(307)	(364)	(526)	(510)
Net loss per share	(.01)	(.01)	(.02)	(.02)

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

QuickLinks

PART I
PART II
Equity Compensation Plan Information
Part III
Part IV
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
VISION-SCIENCES, INC.
EXHIBIT INDEX
VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS as of March 31, 2002 and 2003 Together with Auditors' Report
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (CONTINUED)
VISION-SCIENCES, INC. AND SUBSIDIARIES Consolidated Balance Sheets—March 31, 2002 and 2003
VISION-SCIENCES, INC. AND SUBSIDIARIES Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2001, 2002 and 2003
VISION-SCIENCES, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 2001, 2002 and 2003
VISION-SCIENCES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2001, 2002 and 2003
VISION SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2003
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