Form 10-Q
period 2003-06-30
VISION SCIENCES INC /DE/
filed 2003-08-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2003

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2003.

Common Stock, par value of $.01	30,112,378
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,705,443	$2,744,143
Marketable securities	125,384	125,072
Accounts receivable, net of allowance for doubtful accounts of $74,037 and $77,185, respectively	982,694	736,711
Inventories	1,141,480	1,160,372
Prepaid expenses and deposits	51,831	51,113
Total current assets	5,006,832	4,817,411

Property and Equipment, at cost:
Machinery and equipment	3,412,070	3,393,099
Furniture and fixtures	209,813	208,934
Leasehold improvements	467,620	467,620
	4,089,503	4,069,653
Less-Accumulated depreciation and amortization	3,583,879	3,529,977
	505,624	539,676

Advance to Three BY Ltd	69,978	—

Other assets, net of accumulated amortization of $42,673 and $41,087, respectively	88,173	89,759
Total assets	$5,670,607	$5,446,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$17,469	$10,621
Accounts payable	425,126	294,312
Accrued expenses	800,421	804,139
Total current liabilities	1,243,016	1,109,072

Potential obligations to non-qualified option holders	255,517	201,648

Stockholders’ Equity:
Common stock, $.01 par value–
Authorized—50,000,000 shares
Issued and outstanding—30,112,378 shares at June 30, 2003 and 29,588,280 shares at March 31, 2003	301,123	295,882
Additional paid-in capital	60,431,085	60,082,930
Accumulated deficit	(56,560,134)	(56,242,686)
Total stockholders’ equity	4,172,074	4,136,126
Total liabilities and stockholders’ equity	$5,670,607	$5,446,846

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2003	2002

Net sales	$1,960,482	$1,734,459
Cost of sales	1,202,897	1,272,486

Gross profit	757,585	461,973

Selling, general and administrative expenses (1)	871,424	788,058
Research and development expenses (1)	159,639	94,540
Stock-based compensation	55,753	(94,507)
Loss from operations	(329,231)	(326,118)

Interest income	8,172	12,147
Interest expense	—	(578)
Other income, net	3,611	7,421

Net loss	$(317,448)	$(307,128)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	29,987,202	27,185,845

(1)                                  Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$37,393	$(174,361)
Selling, general and administrative expenses	18,360	79,854
Total	$55,753	$(94,507)

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Number of Shares	$ .01 Par Value

Balance, March 31, 2003	29,588,280	$295,882	$60,082,930	$(56,242,686)	$4,136,126
Sale of common stock	524,098	5,241	346,271	—	351,512
Compensation expense related to employee non-qualified stock options			1,884	—	1,884
Net loss	—	—	—	(317,448)	(317,448)	$(317,448)

Total comprehensive loss						$(317,448)

Balance June 30, 2003	30,112,378	$301,123	$60,431,085	$(56,560,134)	$4,172,074

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Cash flows from operating activities:
Net loss	$(317,448)	$(307,128)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	55,488	52,408
Stock compensation for non-qualified options	55,753	(94,507)
Changes in assets and liabilities:
Accounts receivable	(245,983)	(106,590)
Inventories	18,892	(151,562)
Prepaid expenses and deposits	(718)	(6,853)
Accounts payable	130,814	295,818
Accrued expenses	(3,718)	(154,357)
Net cash used for operating activities	(306,920)	(472,771)
Cash flows used for investing activities
Increase in marketable securities	(312)	(849,520)
Purchase of property and equipment, net	(19,850)	(25,754)
Advance to Three BY Ltd	(69,978)	—

Net cash used for investing activities	(90,140)	(875,274)

Cash flows provided by (used for) financing activities:
Payments on note payable for leasehold improvements……	—	(14,250)
(Payments for) proceeds from acceptances payable to a bank	6,848	(6,315)
Proceeds from the sale of common stock, net	351,512	—
Exercise of stock options	—	20,501
Net cash (used for) provided by financing activities	358,360	(64)
Net (decrease) increase in cash and cash equivalents	(38,700)	(1,348,109)
Cash and cash equivalents, beginning of period	2,744,143	2,890,364
Cash and cash equivalents, end of period	$2,705,443	$1,542,255

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$578

Supplemental Disclosure of Non-cash Items from Financing Activities:
Exercise of non-qualified options transferred to equity during the period	$—	$104,452

Fair market value of non-qualified options granted in the period..	$1,411,550	$79,854

Change in the fair market value of non-qualified options existing at the beginning of the period	$53,869	$(174,361)

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At June 30, 2003, the Company’s marketable securities consisted of a certificate of deposit with a maturity of 182 days.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30, 2003	March 31, 2003
		(audited)
Raw materials	$604,937	$567,008
Work-in-process	183,546	155,723
Finished goods	352,997	437,641
	$1,141,480	$1,160,372

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

g.                                      Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.

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

In accordance with EITF 00-19, the Company has determined that outstanding options to non-employees as of June 30, 2003 to purchase 1,463,032 shares of the Company’s common stock should be designated as a liability.

The Company valued the non-qualified options outstanding to non-employees at June 30, 2003 and 2002 using the Black-Scholes method.  The value of those options increased by $53,869 and decreased by $94,507 in the three months ended June 30, 2003 and 2002, respectively.  The Company recorded the charge or credit to stock-based compensation in the accompanying statements of operations for these periods.

k.                                       Employee Stock-based Compensation Arrangements: The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Interpretation No. (“FIN”) 44.  The Company does not recognize stock-based employee compensation cost when the options granted have an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.  The Company does recognize stock-based employee compensation cost when the options granted have an exercise price less than the market value of the underlying common stock on the date of the grant.

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company will recognize compensation expense for the difference between the fair market value and the option price over the life of the options.  In the three months ended June 30, 2003, the Company recognized $1,884 of expense as stock-based compensation in the consolidated statement of operations.

k.                                       Employee Stock-based Compensation Arrangements: (Continued)

In accordance with the Financial Accounting Standards Board (FASB) Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.  Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated as follows:

	Three Months Ended June 30,
	2003	2002
Net loss – as reported	$(317,448)	$(307,128)
Stock-based employee compensation – as reported	1,884	—
Pro forma stock-based employee compensation	(69,000)	(86,300)
Net loss - pro forma	$(384,564)	$(393,428)

Net loss per share – as reported	$(.01)	$(.01)
Stock-based employee compensation – as reported	—	—
Pro forma stock-based employee compensation	—	—
Net loss per share - pro forma	$(.01)	$(.01)

l.                                         Recently Issued Accounting Standards

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 is the first phase of the FASB’s project on liabilities and equity.  SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Many of these instruments were previously classified as equity.  For example, if an employer’s issuance of its shares to a key employee requires the employer to redeem the shares upon the employee’s death, then those shares must be classified as a liability, not as equity.  For publicly-held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date.  The Company does not believe the adoption of SFAS 150 will have a significant effect on the Company’s operations, financial position or cash flows.

l.                                         Recently Issued Accounting Standards: (Continued)

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

3.                                      3DV Systems Ltd.

The Company accounts for its investment in 3DV Systems Ltd. (“3DV”) using the equity method of accounting.  As of June 30, 2003, the Company owned approximately 21% of the outstanding shares of 3DV, and would hold approximately 17% of the shares of 3DV, if all employee options and Convertible Notes were converted to common shares.  The Company’s investment in 3DV totaled $0 at March 31, 2003, and accordingly, the Company did not recognize any portion of the losses of 3DV for the three months ended June 30, 2003.

4.                                      Three BY Ltd.

In June 2003, the Company entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the “3BY Agreements”) with Three BY Ltd., an Israeli company (“3BY”).  The 3BY Agreements provide for, among other things, the manufacture of certain of the Company’s products by 3BY, and a loan of up to $267,500 by the Company to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY’s facility, to be used to manufacture certain of the Company’s products.  As of June 30, 2003, the Company had advanced $69,978 to 3BY, and expects to advance the complete loan by September 30, 2003.  After the manufacturing equipment is completed, and production has begun, the Company and 3BY plan to establish a repayment schedule, according to the 3BY Agreements.

5.                                      Segment Information

The Company has three reportable segments – medical, industrial and corporate.  The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry.  The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.  The corporate segment consists of certain administrative expenses applicable to the Company as a whole and the management oversight of the Company’s investment in 3DV, Vision-Sciences Ltd. (the Company’s Israeli subsidiary) and the Company’s support of the University of Georgia Hepatitis Project, Proposal No. 022297-01 (the “Egypt Project”).

All segments follow the accounting policies described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at June 30, 2003 was $0.  Data regarding management’s view of the Company’s segments are provided in the following tables.

Three months ended June 30,	Medical	Industrial	Corporate	Adjustments	Total
2003
Sales to external customers	$1,271,017	$689,465	$—	$—	$1,960,482
Intersegment sales	—	146,384	—	(146,384)	—
Operating income (loss)	23,823	(24,529)	(328,525)	—	(329,231)
Interest income (expense)	—	—	8,172	—	8,172
Depreciation and amortization	45,532	9,956	—	—	55,488
Advance to 3BY Ltd.	69,978	—	—	—	69,978
Other significant non-cash items: Stock-based compensation	107	36	55,610	—	55,753
Expenditures for fixed assets	18,600	1,250	—	—	19,850
Total assets	2,108,176	951,540	2,922,801	(311,910)	5,670,607

2002
Sales to external customers	$1,008,006	$726,453	$—	$—	$1,734,459
Intersegment sales	—	202,873	—	(202,873)	—
Operating income (loss)	(242,989)	4,834	(87,963)	—	(326,118)
Interest income (expense)	—	(578)	12,147	—	11,569
Depreciation and amortization	44,216	8,192	—	—	52,408
Advance to 3BY Ltd.	—	—	—	—	—
Other significant non-cash items: Stock-based compensation	—	—	(94,507)	—	(94,507)
Expenditures for fixed assets	14,860	10,894	—	—	25,754
Total assets	1,879,284	1,290,133	2,735,194	(164,676)	5,739,935

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B, and EITF 00-21.  These pronouncements require that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  Determination of criterion (4) is based on management’s judgment regarding the collectibility of invoices for products and services delivered to customers.  Determination of criterion (5) is based on management’s judgment regarding the fair value of any undelivered elements of a contract.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

We account for certain non-qualified options granted to employees to purchase our common stock in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.  If the fair market value of the underlying stock at the date of grant is greater than the option price, we recognize compensation expense for the difference between the market price and the option price over the life of the options.

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

We develop, manufacture and sell flexible endoscope products for the medical device and industrial device markets.  We operate in three reporting segments, medical, industrial and corporate.

The medical segment supplies endoscopes and disposable EndoSheath® Systems (“EndoSheaths”) to the Ear-Nose-Throat (“ENT”), gastrointestinal (“GI”) and pulmonary markets.  Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, sigmoidoscopes and bronchoscopes.  The EndoSheaths allow the health-care providers to process patients economically by permitting the providers to avoid reprocessing the endoscopes after each use.  In addition, the EndoSheaths are sterile, thus helping to ensure each patient a contaminant-free procedure.

The industrial segment designs, manufactures and sells flexible endoscopes, termed borescopes, for industrial users, and manufactures and repairs flexible endoscopes for the medical segment.  The industrial segment users consist primarily of companies in the aircraft engine manufacturing and maintenance markets and the defense market.

The corporate segment consists of certain administrative and business development activities applicable to the company as a whole, and management oversight of our investments in 3DV, Vision Sciences, Ltd. and the Egypt Project.

Sales

Net sales for the three months ended June 30, 2003 (“Q1 04”) were $1,960,482, an increase of $226,023, or 13%, compared to the three-month period ended June 30, 2002 (“Q1 03”).  During Q1 04, sales of the medical segment increased by $263,011, or 26%, and sales of the industrial segment decreased by $36,988, or 5%, compared to Q1 03.  In the medical segment, the sales and changes in sales by market were as follows ($000’s):

Market	Q1 04	Q1 03	Increase (Decrease)	Percent
ENT	$1,058	$828	$230	28%
GI	151	119	32	27%
Pulmonary	15	27	(12)	(44% )
Other	47	34	13	38%
Total	$1,271	$1,008	$263	26%

Medical segment sales to the ENT market include sales of our own ENT endoscope and ENT EndoSheaths for our ENT endoscope, and for the ENT endoscopes of most other major manufacturers.  Sales to the GI and pulmonary markets include sales of our proprietary endoscopes and EndoSheaths for use with those endoscopes.  Sales termed Other include repairs of our endoscopes and accessories.

In the ENT market, sales of EndoSheaths increased by approximately $213,000, or 32%, compared to Q1 03.  In addition, sales of ENT endoscopes increased by approximately $13,000, or 8%, compared to Q1 03.  The remainder of the increase in sales to the ENT market was due to initial sales of our new ENT Channeled EndoSheath.  The ENT Channeled EndoSheath is designed to allow health-care providers to perform therapeutic procedures in their offices, using conventional diagnostic ENT endoscopes, that currently they can only perform using a therapeutic ENT endoscope that contains a channel, typically in a hospital setting.  The channel contained in the ENT Channeled EndoSheath allows the health-care provider to pass tools, such as biopsy forceps or brushes, through it, or to irrigate the sinus cavity of a patient, a common procedure after sinus surgery. Therapeutic ENT endoscopes are typically only found in hospital settings as they represent a large investment.

This increase in sales of ENT EndoSheaths was due primarily to higher unit volume from the domestic and international markets.  Sales to domestic customers were approximately $399,000, an increase of approximately $36,000, or 10%, compared to Q1 03, with unit sales increasing to approximately 37,000 from 33,700 in Q1 03.  Sales to international distributors were approximately $483,000, an increase of approximately $177,000, or 58%, with unit sales increasing to approximately 82,800 from 52,400 in Q1 03.  The increase in sales to domestic customers resulted from higher demand from more customers and higher average usage from all customers who purchased product in Q1 04.  We believe this reflects improvements in our sales and distribution capabilities, our program of discount pricing for new customers and our emphasis on the practice efficiencies attained when using our ENT EndoSheath.

On August 6, 2003, we entered into an exclusive marketing and distribution agreement (the “Medtronic Agreement”) with Medtronic Xomed, Inc. (“Medtronic Xomed”), which we expect will become effective on or about September 17, 2003.  The initial term of the Medtronic Agreement is three years.  Thereafter, the Medtronic Agreement will be automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the United States and Canada to market and sell our ENT EndoSheaths and ENT endoscopes to ENT practitioners.  Medtronic Xomed has agreed to certain minimum purchase requirements for the initial twelve-month period of the term.  We expect the Medtronic Agreement will result in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the significantly greater marketing and sales capabilities of Medtronic Xomed.  In addition, the Medtronic Agreement is expected to facilitate the introduction of new ENT products by allowing quicker market acceptance of these products.  As a result of the Medtronic Agreement, the success of our ENT product lines will be substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control.

The increase in sales to international distributors is primarily due to higher demand, especially from Europe and Australia.  In addition to continuing to promote our existing products to the international market, we plan to introduce our new products to these distributors.  Further, we continue to seek new distributors who have a strong ENT presence in countries where we have no representation.  Our business is subject to the typical risks associated with operating in international markets, including longer sales cycles, exposure to adverse changes in currency exchange rates and compliance with local customs, rules and regulations.  Despite the increase in sales to international distributors and our continuing marketing and sales efforts in international markets, there can be no assurance that our sales to international distributors will continue to increase at the same rate, or at all.

The increase in sales to the GI (Gastrointestinal) market was due primarily to higher prices for GI EndoSheaths, offset partially by lower demand due to reimbursement rates to health-care providers not being sufficient to support the use of our GI EndoSheaths for those gastrointestinal procedures.

The decrease in sales to the pulmonary market was due primarily to lower demand for our bronchoscopes.  In Q1 03 we sold two bronchoscopes, whereas we sold none in Q1 04.  The sales cycle for all endoscopes can be lengthy, especially for our proprietary endoscopes, due primarily to the commitment that customers must make to use our proprietary EndoSheath.  We expect sales to this market will improve, compared to the fiscal year ended March 31, 2003, but there is no assurance that such an improvement will occur.

The decrease in sales of the industrial segment was due to continued lower demand for jet engine repair services due to continued slowness in air travel.

Gross Profit

Gross profit in Q1 04 increased to $757,585, or 39% of net sales, compared to $461,973, or 27% of net sales in Q1 03.  Gross profit increased by approximately $348,500 in the medical segment, and decreased by approximately $52,900 in the industrial segment.  The increase in gross profit in the medical segment was due primarily to the lower unit costs of the ENT EndoSheath, resulting from full implementation of our new manufacturing equipment.  In addition, the higher volume of ENT EndoSheath units sold and the higher prices attained for GI EndoSheaths added to the increase in gross profit.  In the industrial segment, the decrease in gross profit was due primarily to lower sales volume and product mix.

In order to further reduce our production costs, we recently entered into a contract manufacturing agreement with 3BY, providing for the transfer of the production of our GI and pulmonary EndoSheaths to 3BY.  In addition, we have agreed to lend 3BY up to $267,500 to purchase and install a line of equipment that will allow 3BY to manufacture our ENT EndoSheaths.  We will then have the ability to manufacture ENT EndoSheaths in both Natick, MA and Israel.  The purpose of this transfer of manufacturing is to lower our production costs.  As of June 30, 2003, we have advanced approximately $70,000 of the loan amount to 3BY.  According to the 3BY Agreements, we will establish a repayment schedule once the production line is operational.  Until that time, 3BY has agreed to provide us a security interest in the equipment to be purchased, or in other equipment of equal value.  We expect shipments of GI and pulmonary EndoSheaths from 3BY will begin in December 2003 and January 2004, respectively.  We expect shipments of ENT EndoSheaths from 3BY will begin in February 2004.  As a result of the 3BY Agreements, we expect that the per unit production costs of our EndoSheaths will decrease by approximately 50%, thereby increasing our gross profit.

The Medtronic Agreement is expected to result in an increase in unit sales of our ENT EndoSheaths and ENT endoscopes, the gross profit benefits of which will be offset by the lower unit sales prices to Medtronic Xomed, compared to our current sales prices to end users.  Additional benefits of the Medtronic Agreement include the elimination of the commission expense we currently pay to our independent sales representatives for sales of ENT products, and the potential reduction of other marketing and sales expenses.

We expect to experience the full effects of the Medtronic Agreement and the 3BY Agreements on our sales and gross profits in our fiscal year beginning April 1, 2003.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in Q1 04 increased by $83,366, or 11%, compared to Q1 03.  SG&A expenses amounted to 44% and 45% of net sales in Q1 04 and Q1 03, respectively.  SG&A expenses increased in the medical segment by approximately $32,000, due primarily to higher costs for personnel and consulting fees.  SG&A expenses declined in the industrial segment by approximately $24,000, due primarily to lower costs for personnel.  SG&A expenses increased by approximately $75,000 in the corporate segment due primarily to higher costs for personnel costs and professional fees.

Research and Development Expenses

R&D expenses increased by $65,099 in Q1 04, compared to Q1 03, and were 8% of sales in Q1 04, compared to 5% in Q1 03.  The primary causes for this increase were higher costs for additional personnel hired to work on developing new products, and outside services related to CMOS patent applications.  We expect costs for R&D will continue to be higher in FY 04, compared to FY 03, as we increase our efforts to develop new products utilizing the technology inherent in our EndoSheaths.

On May 29, 2003 we signed a Development, Supply and Distribution Agreement (“DSDA”) with Endoscopic Technologies, Inc. (“ESTECH”), a company with certain proprietary technologies relating to methods for minimally-invasive cardiovascular surgery.  In the DSDA, we and ESTECH have agreed to use commercially reasonable and diligent efforts to complete the development of certain products being designed for minimally-invasive surgery, specifically for the treatment of coronary atrial fibrillation.  The total value of the product development component of the DSDA is approximately $90,000.  According to the terms of the DSDA, as of June 30, 2003, we had invoiced $45,000 to ESTECH, and recorded that total amount in a deferred revenue account within accrued liabilities on the accompanying consolidated financial statements.  We plan to utilize percentage-completion accounting to recognize revenue from this contract.  We expect to complete the product development stage of the DSDA in the fiscal quarter ending June 30, 2004.

Stock-based Compensation Expenses

Stock-based compensation costs increased by $150,260, due primarily to an increase in the fair value of non-qualified options.  This cost is computed by determining the change in the fair value of stock options granted to non-employees of the Company.  We use the Black-Scholes method to calculate the fair value.  This method uses stock price volatility, the closing price of our common stock as traded on the Nasdaq SmallCap Market and other factors to determine the fair value of non-qualified options.  In addition, during the three months ended June 30, 2003, the compensation committee of our board of directors authorized the issuance of non-qualified options to purchase 1,295,000 shares of common stock to certain of our employees.  These options were priced below the fair market price of our common stock on the date of grant.  Accordingly, we will recognize compensation expense totaling approximately $65,000 from June 2003 through December 2007, the vesting period of these options.

The net loss per share for Q1 04 was $.01, compared to a net loss of $.01 per share for Q1 03.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q1 04	Q1 03	Change
Medical	$24	$(243)	$267
Industrial	(25)	5	(30)
Corporate	(328)	(88)	(240)
Total	$(329)	$(326)	$(3)

In the medical segment, the improved gross profit was the primary driver for the improvement in operating income (loss).  This improved gross profit was partially offset by higher costs for SG&A and increased R&D expenses.  In the industrial segment, the lower gross profit, partially offset by lower SG&A expenses was the primary driver for the change.  In the corporate segment, the higher costs for stock-based compensation for non-qualified options to non-employees was the primary driver for the higher loss.  In addition, the corporate segment incurred higher expenses for personnel costs, R&D and professional fees.

Liquidity and Capital Resources

At June 30, 2003, our principal source of liquidity was working capital of approximately $3.8 million, including $2.8 million in cash, cash equivalents and marketable securities.  At June 30, 2003, we had acceptances payable to a bank totaling approximately $17,000.  We have pledged $125,000 to secure the acceptances payable.

We also have an agreement with a bank, which includes a revolving line of credit under which we may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and banker’s acceptances.  Borrowings under this loan arrangement must be fully cash collateralized.  The agreement also stipulates that when we achieve positive cash flow, as defined in the agreement, we will be eligible to negotiate changes to this loan arrangement that may include changing the borrowing base for revolving loans, and the release of the pledged cash collateral.

Our cash and cash equivalents decreased by approximately $39,000 in the three months ended June 30, 2003, due primarily to cash used for operations of approximately $307,000 and cash used for investing activities of approximately $90,000.  These uses were offset by selling new shares to non-affiliated investors for approximately $352,000 in a private placement in April 2003 and an increase in acceptances payable to a bank of approximately $7,000.  We expect our current balance of cash, cash equivalents and marketable securities is sufficient to fund our operations at least for the next twelve months.

In connection with the 3BY Agreements, we have agreed to lend 3BY up to $267,500 to purchase and install a line of equipment that will allow 3BY to manufacture our ENT EndoSheaths.  As of June 30, 2003 we have advanced approximately $70,000 of the loan amount to 3BY.  According to the 3BY Agreements, we will establish a repayment schedule once the production line is operational.  Until that time, 3BY has agreed to provide us a security interest in the equipment to be purchased, or in other equipment of equal value.

We expect total spending for property and equipment will not exceed $500,000 for the fiscal year ending March 31, 2004.

We conduct our operations in certain facilities leased from non-related parties.  These leases expire on various dates through October 31, 2006.  In addition, we have operating leases for certain office equipment leased from non-related parties.  These leases expire on various dates through May 2006.  Approximate future minimum lease commitments under these leases are as follows:

Year ending March 31,
2004	$302,000
2005	309,000
2006	229,000
2007	95,000
Total	$935,000

We have incurred losses since our inception, and losses are expected to continue at least during the fiscal year ending March 31, 2004 (“FY 04”).  We have funded the losses principally with the proceeds from public and private equity financings.  Although we do not anticipate the need for additional financing in FY 04, management has decided that new financing may be desirable.  However, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our liabilities are settled within 90 days of receipt of materials.  At June 30, 2003, our liabilities relating to Japanese Yen were approximately $49,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended June 30, 2003, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)            Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 5.  Other Information

In June 2003, we entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement with 3BY.  The information included in Note 4 to the unaudited, consolidated financial statements furnished under Part I, Item 1 herein, and the information included in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference.

On August 6, 2003, we entered into the Medtronic Agreement, which we expect will become effective on or about September 17, 2003.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive rights to distribute our ENT EndoSheaths and ENT endoscopes to ENT practitioners in the United States and Canada.  The information included in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                              Exhibits

10.1                           Contract Manufacturing Agreement, dated June 25, 2003, by and between the Registrant and Three BY Ltd.

10.2                           Loan Agreement, dated June 25, 2003, by and between the Registrant and Three BY Ltd.

10.3                           Pledge Agreement, dated June 25, 2003, by and between the Registrant and Three BY Ltd.

31                                    Rule 13a-14(c)/15d-14(c) Certifications

32                                    Certification pursuant to 18 U.S.C. §1350

(b)                                             Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: August 14, 2003	/s/ Ron Hadani
Ron Hadani
President, Chief Executive Officer

Date: August 14, 2003	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)