Form 10-Q
period 2003-09-30
VISION SCIENCES INC /DE/
filed 2003-11-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003.

Common Stock, par value of $.01	30,207,828
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	March 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$375,663	$2,744,143
Marketable securities	2,139,355	125,072
Accounts receivable, net of allowance for doubtful accounts of $73,425 and $77,185, respectively	1,167,572	736,711
Inventories	1,107,413	1,160,372
Prepaid expenses and deposits	45,500	51,113
Total current assets	4,835,503	4,817,411

Property and Equipment, at cost:
Machinery and equipment	3,436,398	3,393,099
Furniture and fixtures	212,002	208,934
Leasehold improvements	471,886	467,620
	4,120,286	4,069,653
Less-Accumulated depreciation and amortization	3,634,633	3,529,977
	485,653	539,676

Advance to Three BY Ltd	216,500	—

Other assets, net of accumulated amortization of $44,258 and $41,087, respectively	86,588	89,759
Total assets	$5,624,244	$5,446,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$28,902	$10,621
Accounts payable	472,712	294,312
Accrued expenses	867,349	804,139
Total current liabilities	1,368,963	1,109,072

Potential obligations to non-qualified option holders	829,100	201,648

Stockholders’ Equity:
Common stock, $.01 par value–
Authorized—50,000,000 shares Issued and outstanding—30,207,828 shares at September 30, 2003 and 29,588,280 shares at March 31, 2003	302,078	295,882
Additional paid-in capital	60,523,343	60,082,930
Accumulated deficit	(57,399,240)	(56,242,686)
Total stockholders’ equity	3,426,181	4,136,126
Total liabilities and stockholders’ equity	$5,624,244	$5,446,846

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales	$2,106,754	$1,512,124	$4,067,237	$3,246,583
Cost of sales	1,304,769	1,091,678	2,507,666	2,364,164

Gross profit	801,985	420,446	1,559,571	882,419

Selling, general and administrative expenses (1)	936,327	795,095	1,807,752	1,583,154
Research and development expenses (1)	135,695	95,922	295,334	190,462
Stock-based compensation	579,235	(91,576)	634,988	(186,083)
Loss from operations	(849,272)	(378,995)	(1,178,503)	(705,114)

Interest income	6,541	12,087	14,713	24,234
Interest expense	—	(146)	—	(724)
Other income, net	3,625	3,133	7,236	10,555

Net loss	$(839,106)	$(363,921)	$(1,156,554)	$(671,049)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Shares used in computing basic and diluted net loss per common share	30,138,269	27,198,712	30,063,148	27,192,314

(1)          Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$482,170	$(84,111)	$519,563	$(258,472)
Selling, general and administrative expenses	97,065	(7,465)	115,425	72,389
Total	$579,235	$(91,576)	$634,988	$(186,083)

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock				Total Stockholders’ Equity	Total Comprehensive Loss
	Number of Shares	$ 01 Par Value	Additional Paid-in-Capital	Accumulated Deficit

Balance, March 31, 2003	29,588,280	$295,882	$60,082,930	$(56,242,686)	$4,136,126
Sale of common stock, net	524,098	5,241	323,771	—	329,012
Compensation expense related to employee non-qualified stock options			7,536	—	7,536
Exercise of incentive stock options	95,450	955	109,106		110,061
Net loss	—	—	—	(1,156,554)	(1,156,554)	$(1,156,554)
Total comprehensive loss						$(1,156,554)
Balance September 30, 2003	30,207,828	$302,078	$60,523,343	$(57,399,240)	$3,426,181

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30, 2003	Six Months Ended September 30, 2002
Cash flows from operating activities:
Net loss	$(1,156,554)	$(671,049)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	107,827	108,083
Stock compensation for non-qualified options	634,988	(186,083)
Changes in assets and liabilities:
Accounts receivable	(430,861)	214,577
Inventories	52,959	(156,861)
Prepaid expenses and deposits	5,613	(4,145)
Accounts payable	178,400	139,715
Accrued expenses	63,210	(159,937)

Net cash used for operating activities	(544,418)	(715,700)

Cash flows used for investing activities
Increase in marketable securities	(2,014,283)	(1,878,668)
Purchase of property and equipment, net	(50,633)	(88,055)
Advances to Three BY Ltd	(216,500)	—

Net cash used for investing activities	(2,281,416)	(1,966,723)

Cash flows provided by (used for) financing activities:
Payments on note payable for leasehold improvements	—	(23,989)
Proceeds from acceptances payable to a bank	18,281	20,195
Proceeds from the sale of common stock, net	329,012	—
Exercise of stock options	110,061	20,500
Net cash provided by financing activities	457,354	16,706

Net decrease in cash and cash equivalents	(2,368,480)	(2,665,717)
Cash and cash equivalents, beginning of period	2,744,143	2,890,364
Cash and cash equivalents, end of period	$375,663	$224,647

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$724

Supplemental Disclosure of Non-cash Items from Financing Activities:
Exercise of non-qualified options transferred to equity during the period	$—	$104,452

Fair market value of non-qualified options granted in the period	$1,411,550	$79,854

Change in the fair market value of non-qualified options existing at the beginning of the period	$627,452	$(265,937)

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At September 30, 2003, the Company’s marketable securities consisted of commercial paper and a certificate of deposit with a weighted average maturity of 96 days.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	September 30, 2003	March 31, 2003
		(audited)

Raw materials	$555,477	$567,008
Work-in-process	155,472	155,723
Finished goods	396,464	437,641
	$1,107,413	$1,160,372

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

In accordance with EITF 00-19, the Company has determined that outstanding options to non-employees as of September 30, 2003 to purchase 1,463,032 shares of the Company’s common stock should be designated as a liability.

The Company valued the non-qualified options outstanding to non-employees at September 30, 2003 and 2002 using the Black-Scholes method.  The value of those options increased by $573,583 and decreased by $91,576 in the three months ended September 30, 2003 and 2002, respectively.  The Company recorded the charge or credit to stock-based compensation in the accompanying statements of operations for these periods.

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

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company will recognize compensation expense for the difference between the fair market value and the option price over the life of the options.  In the three and six months ended September 30, 2003, the Company recognized $5,652 and $7,536, respectively of expense as stock-based compensation in the consolidated statement of operations.

In accordance with the Financial Accounting Standards Board (FASB) Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.  Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have changed to the pro forma amounts indicated as follows:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Net loss – as reported	$(839,106)	$(363,921)	$(1,156,554)	$(671,049)
Stock-based employee compensation – as reported	5,652	—	7,536	—
Pro forma stock-based employee compensation	(69,000)	(86,300)	(138,000)	(172,600)
Net loss - pro forma	$(902,454)	$(450,221)	$(1,287,018)	$(843,649)

Net loss per share – as reported	$(.03)	$(.01)	$(.04)	$(.02)
Stock-based employee compensation – as reported	—	—	—	—
Pro forma stock-based employee compensation	—	(.01)	—	(.01)
Net loss per share - pro forma	$(.03)	$(.02)	$(.04)	$(.03)

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

3.                                      3DV Systems Ltd.

The Company accounts for its investment in 3DV Systems Ltd. (“3DV”) using the equity method of accounting.  As of September 30, 2003, the Company owned approximately 21% of the outstanding shares of 3DV, and would hold approximately 17% of the shares of 3DV, if all employee options and Convertible Notes were converted to common shares.  The Company’s investment in 3DV totaled $0 at March 31, 2003, and accordingly, the Company did not recognize any portion of the losses of 3DV for the three or six months ended September 30, 2003.

4.                                      Three BY Ltd.

In June 2003, the Company entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the “3BY Agreements”) with Three BY Ltd., an Israeli company (“3BY”).  The 3BY Agreements provide for, among other things, the manufacture of certain of the Company’s products by 3BY, and a loan of up to $267,500 by the Company to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY’s facility, to be used to manufacture certain of the Company’s products.  As of September 30, 2003, the Company had advanced $216,500 to 3BY, and expects to advance the complete loan by October 31, 2003.  After the manufacturing equipment is completed, and production has begun, the Company and 3BY plan to establish a repayment schedule, according to the 3BY Agreements.

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

All segments follow the accounting policies described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at September 30, 2003 was $0.  Data regarding management’s view of the Company’s segments are provided in the following tables.

Three months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2003
Sales to external customers	$1,399,598	$707,156	$—	$—	$2,106,754
Intersegment sales	—	409,833	—	(409,833)	—
Operating income (loss)	16,853	3,758	(869,883)	—	(849,272)
Interest income (expense)	—	—	6,541	—	6,541
Depreciation and amortization	42,277	10,062	—	—	52,339
Advance to 3BY Ltd.	146,522	—	—	—	146,522
Other significant non-cash items:
Stock-based compensation	321	107	578,807	—	579,235
Expenditures for fixed assets	30,520	262	—	—	30,782

2002
Sales to external customers	$848,025	$664,099	$—	$—	$1,512,124
Intersegment sales	—	151,041	—	(151,041)	—
Operating income (loss)	(268,372)	(14,863)	(95,760)	—	(378,995)
Interest income (expense)	—	(146)	12,087	—	11,941
Depreciation and amortization	45,804	9,870	—	—	55,674
Advance to 3BY Ltd.	—	—	—	—	—
Other significant non-cash items:
Stock-based compensation	—	—	(91,576)	—	(91,576)
Expenditures for fixed assets	42,999	19,302	—	—	62,301

Six months ended September 30,
2003
Sales to external customers	$2,670,615	$1,396,622	$—	$—	$4,067,237
Intersegment sales	—	556,217	—	(556,217)	—
Operating income (loss)	40,675	(20,771)	(1,198,407)	—	(1,178,503)
Interest income (expense)	—	—	14,713	—	14,713
Depreciation and amortization	87,808	20,019	—	—	107,827
Advance to 3BY Ltd.	216,500	—	—	—	216,500
Other significant non-cash items:
Stock-based compensation	429	143	634,416	—	634,988
Expenditures for fixed assets	49,121	1,512	—	—	50,633
Total assets	2,259,918	979,314	2,606,992	(221,980)	5,624,244

2002
Sales to external customers	$1,856,031	$1,390,552	$—	$—	$3,246,583
Intersegment sales	—	353,914	—	(353,914)	—
Operating income (loss)	(511,362)	(10,029)	(183,723)	—	(705,114)
Interest income (expense)	—	(724)	24,234	—	23,510
Depreciation and amortization	90,021	18,062	—	—	108,083
Advance to 3BY Ltd.	—	—	—	—	—
Other significant non-cash items:
Stock-based compensation	—	—	(186,083)	—	(186,083)
Expenditures for fixed assets	57,860	30,195	—	—	88,055
Total assets	1,807,078	1,142,370	2,446,734	(256,656)	5,139,526

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

Sales

Q2 04 Compared to Q2 03

Net sales for the three months ended September 30, 2003 (“Q2 04”) were $2,106,754, an increase of $594,630, or 39%, compared to the three-month period ended September 30, 2002 (“Q2 03”).  During Q2 04, sales of the medical segment were $1,399,598, an increase of $551,573, or 65%, and sales of the industrial segment were $707,156, an increase of $43,057, or 6%, compared to Q2 03.  Medical segment sales to the ENT market include sales of our own ENT endoscope, and ENT EndoSheaths for our ENT endoscope and for the ENT endoscopes of most other major manufacturers.  Sales to the GI and pulmonary markets include sales of our proprietary endoscopes and EndoSheaths for use with those endoscopes.  Sales termed Other include repairs of our endoscopes and accessories.  In the medical segment, the sales and changes in sales by market were as follows ($000’s):

Market	Q2 04	Q2 03	Increase (Decrease)	Percent
ENT	$1,174	$709	$465	66%
GI	146	101	45	45%
Pulmonary	19	2	17	850%
Other	61	36	25	69%
Total	$1,400	$848	$552	65%

Medical Segment – ENT Market

Sales of EndoSheaths in Q2 04 were approximately $839,000, an increase of approximately $274,000, or 48%, compared to Q2 03.  In addition, sales of ENT endoscopes were approximately $335,000, an increase of approximately $191,000, or 133%, compared to Q2 03.  Included in the sales of ENT EndoSheaths in Q2 04 are sales of approximately $10,000 of our new ENT Channeled EndoSheath and ENT Sensory EndoSheath, compared to $0 in Q2 03.  The ENT Channeled EndoSheath is designed to allow health-care providers to perform therapeutic procedures in their offices, using conventional diagnostic ENT endoscopes, that currently they can only perform using a therapeutic ENT endoscope that contains a channel, typically in a hospital setting.  The channel contained in the ENT Channeled EndoSheath allows the health-care provider to pass tools, such as biopsy forceps or brushes, through it, or to irrigate the sinus cavity of a patient, a common procedure after sinus surgery. Therapeutic ENT endoscopes are typically only found in hospital settings as they represent a large investment.

The ENT Sensory EndoSheath, also designed to be used with conventional flexible ENT endoscopes, allows health-care providers to test for reflux and swallowing disorders in their offices.  After sliding the ENT Sensory EndoSheath on to a conventional ENT endoscope, small puffs of air are passed through a channel in the EndoSheath allowing the health-care provider to assess sensation in the larynx by illiciting an airway protective reflex.  We believe the ENT Sensory EndoSheath, used in conjunction with an air pulse sensory stimulator, allows health-care providers to expand the use of their conventional flexible ENT endoscopes by performing tests in their offices that currently they can perform only using more expensive therapeutic ENT endoscopes, typically found in hospital settings.  We received clearance from the FDA in July 2003 to market the ENT Sensory EndoSheath.

The increase in sales of ENT EndoSheaths was due primarily to higher unit volume from the domestic and international markets.  Sales to domestic customers were approximately $492,000, an increase of approximately $131,000, or 36%, compared to Q2 03, with unit sales increasing to approximately 53,100 from 33,800 in Q2 03.  Sales to international distributors were approximately $347,000, an increase of approximately $143,000, or 70%, with unit sales increasing to approximately 58,600 from 34,900 in Q2 03.  The increase in sales to domestic customers resulted primarily from the initial shipment of approximately 22,900 units to Medtronic Xomed, Inc. (“Medtronic Xomed”) under an exclusive marketing and distribution agreement (the “Medtronic Agreement”) signed with Medtronic Xomed on August 6, 2003, which became effective on September 19, 2003.  The terms and expected effect of the Medtronic Agreement are discussed below.

The increase in sales of ENT endoscopes was due primarily to higher unit volume from the domestic and international markets.  Sales to domestic customers were approximately $220,000, and increase of $110,000, or 100%, compared to Q2 03.  Sales to international distributors were approximately $115,000, an increase of $81,000, or 245%, compared to Q2 03.  In general, the sales cycle of endoscopes is longer and less predictable than the sales cycle of EndoSheaths.  Sales of endoscopes to domestic customers included $24,300 to Medtronic Xomed.

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

Medical Segment – GI and Pulmonary Markets

The increase in sales to the GI (Gastrointestinal) market in Q2 04 was due primarily to higher prices for GI EndoSheaths.  Unit sales of GI EndoSheaths were flat compared to Q2 03.  We expect demand for these EndoSheaths will remain flat, or decline, due to reimbursement rates to health-care providers being insufficient to support the use of our GI EndoSheaths for those gastrointestinal procedures.

The increase in sales to the pulmonary market was due primarily to higher demand for our bronchoscopes.  In Q2 04 we sold two bronchoscopes, whereas we sold none in Q2 03.  The sales cycle for all endoscopes can be lengthy, especially for our proprietary endoscopes, due primarily to the commitment that customers must make to use our proprietary EndoSheath.  We expect sales to this market will improve, compared to the fiscal year ended March 31, 2003, but there is no assurance that such an improvement will occur.

Industrial Segment

The increase in sales of the industrial segment was due to higher demand for jet engine repair services, offset by lower demand for new equipment due to continued slowness in the market for new jet engines.

6 Months 04 Compared to 6 Months 03

Net sales for the six months ended September 30, 2003 (“6M 04”) were $4,067,237, an increase of $820,654, or 25%, compared to the six-month period ended September 30, 2002 (“6M 03”).  During 6M 04, sales of the medical segment were $2,670,615, an increase of $814,584, or 44%, compared to 6M 03.  Sales of the industrial segment were $1,396,622, an increase of $6,070, or 0%, compared to 6M 03.  In the medical segment, the sales and changes in sales by market were as follows ($000’s):

Market	6M 04	6M 03	Increase (Decrease)	Percent
ENT	$2,232	$1,538	$694	45%
GI	297	220	77	35%
Pulmonary	32	29	3	59%
Other	109	69	40	36%
Total	$2,670	$1,856	$814	44%

Medical Segment – ENT Market

Sales of EndoSheaths in 6M 04 were approximately $1,724,000, an increase of $491,000, or 40%, compared to 6M 03.  In addition, sales of ENT endoscopes were approximately $508,000, an increase of approximately $203,000, or 67%, compared to 6M 03.  The sales of EndoSheaths include sales of approximately $14,000 of our new ENT Channeled EndoSheath and the ENT Sensory EndoSheath.

Sales of EndoSheaths in 6M 04 to domestic customers were approximately $893,000, an increase of $169,000, or 23%, while sales of EndoSheaths to international distributors were approximately $831,000, an increase of $322,000, or 63%, compared to 6M 03.  The unit volume of ENT EndoSheaths increased by 50% to approximately 231,500 in 6M 04 from 154,800 in 6M 03.  The unit volume to domestic customers increased by 34%, while it increased by 62% to international distributors.  The lower percentage increase in domestic dollar sales of EndoSheaths compared to the increase in units is due primarily to the initial shipments of EndoSheaths to Medtronic Xomed.  Although the average unit sales price of EndoSheaths sold under the Medtronic Agreement is lower than the average unit sales price of EndoSheaths sold directly to domestic customers, we expect that the increased unit sales will result in a total contribution margin comparable to the contribution margin in our FY 04 budget.  The average sales price of EndoSheaths sold to international distributors remained approximately the same for 6M 04, compared to 6M 03.

Sales of endoscopes in 6M 04 to domestic customers, including Medtronic Xomed, were approximately $287,000, an increase of $50,000 due primarily to a higher volume of units at average selling prices that were lower by approximately 6%, compared to 6M 03.  Sales of endoscopes to international distributors were approximately $221,000, an increase of $154,000 due primarily to higher unit volume, and higher average selling price increase of approximately 4%.

Medical Segment – GI and Pulmonary Markets

Sales to the GI market increased due to higher unit prices, offset by lower unit volume of 8%, due again to the lack of reimbursement.  Sales to the pulmonary market were marginally higher due to higher unit volume of EndoSheaths.

Industrial Market

Sales to the industrial market were marginally higher in 6M 04, compared to 6M 03.  We expect sales to this market will remain approximately the same in FY 04 as in FY 03.

Gross Profit

Gross profit in Q2 04 increased to $801,985, or 38% of net sales, compared to $420,446, or 28% of net sales in Q2 03.  Gross profit in the medical segment was approximately $611,000 an increase of $374,800, compared to Q2 03.  Gross profit in the industrial segment was approximately $191,000, an increase of $6,800, compared to Q2 03.  The increase in gross profit in the medical segment was due primarily to the higher volume of ENT EndoSheath and endoscope units sold to both the domestic and international markets, and to lower unit costs of the ENT EndoSheath, resulting from full implementation of our new manufacturing equipment in Natick MA.  In addition, higher prices attained for GI EndoSheaths added to the increase in gross profit.  In the industrial segment, the increase in gross profit was due primarily to a more favorable product mix and higher absorption of manufacturing overhead.

Gross profit in 6M 04 increased to $1,559,571, or 38% of sales, compared to $882,419, or 27% of sales in 6M 03.  Gross profit in the medical segment was approximately $1,206,400, an increase of $723,300, compared to 6M 03.  Gross profit in the industrial segment was approximately $353,100, a decrease of $46,200, compared to 6M 03.  The primary causes of the change in gross profit for both segments in 6M 04, compared to 6M 03 were the same as for Q2 04, compared to Q2 03.

In order to further reduce our production costs, in June 2003 we entered into a contract manufacturing agreement with 3BY, providing for the transfer of the production of our GI and pulmonary EndoSheaths to 3BY.  In addition, we have agreed to lend 3BY up to $267,500 to purchase and install a line of equipment that will allow 3BY to manufacture our ENT EndoSheaths.  We will then have the ability to manufacture ENT EndoSheaths in both Natick, MA and Israel.  The purpose of this transfer of manufacturing is to lower our production costs.  As of September 30, 2003, we have advanced approximately $217,000 of the loan amount to 3BY.  According to the 3BY Agreements, we will establish a repayment schedule once the production line is operational.  Until that time, 3BY has provided us with a security interest in equipment of equal value.  We expect shipments of GI and pulmonary EndoSheaths from 3BY will begin in January 2004.  We expect shipments of ENT EndoSheaths from 3BY will begin in February 2004.  As a result of the 3BY Agreements, we expect that the per unit production costs of our EndoSheaths will decrease by approximately 50%, thereby increasing our gross profit.

The Medtronic Agreement is expected to result in an increase in unit sales of our ENT EndoSheaths and ENT endoscopes, the gross profit benefits of which we expect will be offset by the lower unit sales prices to Medtronic Xomed, compared to our sales prices to domestic end users.  Additional benefits of the Medtronic Agreement include the elimination of the commission expense we currently pay to our independent sales representatives for sales of ENT products, the potential reduction of other marketing and sales expenses and the ability to obtain more rapid market acceptance of our new products in the ENT market.

We expect to experience the full effects of the Medtronic Agreement and the 3BY Agreements on our sales and gross profits in our fiscal year beginning April 1, 2004.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in Q2 04 increased by $141,232, or 18%, compared to Q2 03.  SG&A expenses amounted to 44% and 53% of net sales in Q2 04 and Q2 03, respectively.  SG&A expenses increased in the medical segment by approximately $38,000, due primarily to higher costs for legal fees related to intellectual property.  SG&A expenses declined in the industrial segment by approximately $12,000, due primarily to lower costs for personnel.  SG&A expenses increased by approximately $115,000 in the corporate segment due primarily to higher costs for personnel and professional fees.

SG&A expenses increased by $224,598, or 14%, in 6M 04, compared to 6M 03.  SG&A expenses increased in the medical segment by approximately $70,400, decreased by approximately $35,400 in the industrial segment and increased by approximately $190,000 due primarily to the same reasons as stated above.

Research and Development Expenses

R&D expenses were $135,695, an increase of $39,773 in Q2 04, compared to Q2 03, and were 6% of sales in Q2 04 and in Q2 03.  The primary causes for this increase were higher costs for additional personnel hired to work on developing new products for the medical segment, offset by lower costs for outside services in the corporate segment related to CMOS patent applications.  We expect costs for R&D will continue to be higher in FY 04, compared to FY 03, as we increase our efforts to develop new products utilizing the technology inherent in our EndoSheaths.

R&D expenses were $295,334 in 6M 04, an increase of $104,872, compared to 6M 03, and were 7% of sales in 6M 04, compared to 6% of sales in 6M 03.  The primary causes for the increase were higher costs for additional personnel hired to work on developing new products for the medical segment.  R&D costs in the corporate segment increased by approximately $4,000 in 6M 04, compared to 6M 03.

On May 29, 2003 we signed a Development, Supply and Distribution Agreement (“DSDA”) with Endoscopic Technologies, Inc. (“ESTECH”), a company with certain proprietary technologies relating to methods for minimally-invasive cardiovascular surgery.  In the DSDA, we and ESTECH have agreed to use commercially reasonable and diligent efforts to complete the development of certain products being designed for minimally-invasive surgery, specifically for the treatment of coronary atrial fibrillation.   The total value of the product development component of the DSDA is approximately $90,000.  According to the terms of the DSDA, as of June 30, 2003, we had invoiced $45,000 to ESTECH, and recorded that total amount in a deferred revenue account within accrued liabilities on the accompanying consolidated financial statements.  In the three months ended September 30, 2003, we did not invoice ESTECH, nor did we recognize any revenue from this contract.  We plan to utilize percentage-completion accounting to recognize revenue from this contract.  We expect to complete the product development stage of the DSDA in the fiscal quarter ending June 30, 2004.

Stock-based Compensation Expenses

Stock-based compensation costs increased by $670,811, due primarily to an increase in the fair value of non-qualified options.  This non-cash cost is computed by determining the change in the fair value of stock options granted to non-employees of the Company.  We use the Black-Scholes method to calculate the fair value.  This method uses stock price volatility, the closing price of our common stock as traded on the Nasdaq SmallCap Market and other factors to determine the fair value of non-qualified options.  The increase in the closing price of our common stock to $1.86 per share on the last trading day in the 52-week period measured in Q2 04, from $1.14 per share for the comparable period in Q1 04, was the largest component in the change for the three months ended September 30, 2003.

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

Stock-based compensation costs increased by $821,071 in 6M 04, compared to 6M 03, due primarily to the increase in the closing price of our common stock, as discussed above.

The net loss per share for Q2 04 was $.03, compared to a net loss of $.01 per share for Q2 03.  The net loss excluding the non-cash charge for stock-based compensation costs was $259,871, or $.01 per share in Q2 04, compared to $455,497, or $.02 per share in Q2 03.

The net loss per share for 6M 04 was $.04, compared to $.02 in 6M 03. The net loss excluding the non-cash charge for stock-based compensation costs was $521,566, or $.02 per share in 6M 04, compared to $857,132, or $.03 per share in 6M 03.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q2 04	Q2 03	Change	6M 04	6M 03	Change
Medical	$17	$(268)	$285	$41	$(511)	$552
Industrial	4	(15)	19	(21)	(10)	(11)
Corporate	(870)	(96)	(774)	(1,198)	(184)	(1,014)
Total	$(849)	$(379)	$(470)	$(1,178)	$(705)	$(473)

For both the quarterly and six-month periods above, in the medical segment, the improved gross profit was the primary driver for the improvement in operating income (loss).  This improved gross profit was partially offset by higher costs for SG&A and R&D expenses.  In the industrial segment, the higher gross profit and lower SG&A expenses were the primary drivers for the change.  In the corporate segment, the higher costs for stock-based compensation for non-qualified options to non-employees was the primary driver for the higher loss.  In addition, the corporate segment incurred higher expenses for personnel costs and professional fees.

Liquidity and Capital Resources

At September 30, 2003, our principal source of liquidity was working capital of approximately $3.5 million, including $2.5 million in cash, cash equivalents and marketable securities.  At September 30, 2003, we had acceptances payable to a bank totaling approximately $29,000.  We have pledged $125,000 to secure the acceptances payable.

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

Our cash and cash equivalents decreased by approximately $2,368,000 in the six months ended September 30, 2003, due primarily to cash used for operations of approximately $544,000 and cash used for investing activities of approximately $2,281,000.  These uses were offset by selling new shares to non-affiliated investors for approximately $329,000, net, in a private placement in April 2003, cash generated by employee exercises of stock options of approximately $110,000 and an increase in acceptances payable to a bank of approximately $18,000.  Our burn rate for cash, cash equivalents and marketable securities, excluding advances to 3BY, cash received from new equity and option exercises, was approximately $289,000 per quarter for 6M 04, reduced from approximately $404,000 per quarter for 6M 03.  We expect our current balance of cash, cash equivalents and marketable securities is sufficient to fund our operations at least for the next twelve months.

In connection with the 3BY Agreements, we have agreed to lend 3BY up to $267,500 to purchase and install a line of equipment that will allow 3BY to manufacture our ENT EndoSheaths.  As of September 30, 2003 we have advanced approximately $217,000 of the loan amount to 3BY.  We expect to advance the remainder in October 2003.  According to the 3BY Agreements, we will establish a repayment schedule once the production line is operational.  Until that time, 3BY has provided us a security interest in equipment of equal value.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates decline.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our liabilities are settled within 90 days of receipt of materials.  At September 30, 2003, our liabilities relating to Japanese Yen were approximately $73,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended September 30, 2003, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)            Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders

We held the 2003 Annual General Meeting of Shareholders (the “Annual Meeting”) on July 24, 2003.  At the Annual Meeting, the following actions were taken:

1.               The stockholders re-elected Kenneth W. Anstey and Dr. Gerald B. Lichtenberger as Class III directors to serve for a three-year term.  Holders of 23,332,758 shares of Common Stock voted for and holders of 27,740 shares of Common Stock withheld voting for each of Mr. Anstey and Dr. Lichtenberger.  In addition to Mr. Anstey and Dr. Lichtenberger, Mr. Katsumi Oneda, Mr. Lewis C. Pell, Mr. Ron Hadani, Mr. William F. Doyle and Mr. John J. Wallace continue to serve on the Board of Directors.

2.               The stockholders approved our 2003 Director Stock Option Plan.  Holders of 23,264,777 shares of Common Stock voted for, holders of 92,671 shares of Common Stock voted against and holders of 3,050 shares of Common Stock abstained from voting on the acceptance of the 2003 Director Stock Option Plan.

3.               The stockholders ratified the selection of BDO Seidman LLP as our independent public accountants for the fiscal year ending March 31, 2004.  Holders of 23,347,098 shares of Common Stock voted for, holders of 11,100 shares of Common Stock voted against and holders of 2,300 shares of Common Stock abstained from voting on the ratification of BDO Seidman LLP as our independent public accountants.

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

On August 6, 2003, we entered into the Medtronic Agreement, which became effective on September 19, 2003.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive rights to distribute our ENT EndoSheaths and ENT endoscopes to ENT practitioners in the United States and Canada.  The information included in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1                                       Exclusive Distribution Agreement, dated August 6, 2003, by and between the Registrant and Medtronic Xomed, Inc.

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

VISION-SCIENCES, INC.

Date: November 14, 2003	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: November 14, 2003	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)