Form 10-Q
period 2003-12-31
VISION SCIENCES INC /DE/
filed 2004-02-13
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED December 31, 2003

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2003.

Common Stock, par value of $.01	30,243,028
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$2,236,965	$2,744,143
Marketable securities	125,371	125,072
Accounts receivable, net of allowance for doubtful accounts of $71,567 and $77,185, respectively	1,249,759	736,711
Inventories	1,294,412	1,160,372
Prepaid expenses and deposits	86,144	51,113
Total current assets	4,992,651	4,817,411

Property and Equipment, at cost:
Machinery and equipment	3,504,346	3,393,099
Furniture and fixtures	212,002	208,934
Leasehold improvements	473,411	467,620
	4,189,759	4,069,653
Less-Accumulated depreciation and amortization	3,681,531	3,529,977
	508,228	539,676

Advance to Three BY Ltd	267,500	—

Other assets, net of accumulated amortization of $45,844 and $41,087, respectively	68,336	89,759
Total assets	$5,836,715	$5,446,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Acceptances payable to a bank	$89,642	$10,621
Accounts payable	685,598	294,312
Accrued expenses	869,325	804,139
Total current liabilities	1,644,565	1,109,072

Potential obligations to non-qualified option holders	690,917	201,648

Stockholders’ Equity:
Common stock, $.01 par value— Authorized—50,000,000 shares Issued and outstanding—30,243,028 shares at December 31, 2003 and 29,588,280 shares at March 31, 2003	302,429	295,882
Additional paid-in capital	60,570,290	60,082,930
Accumulated deficit	(57,371,486)	(56,242,686)
Total stockholders’ equity	3,501,233	4,136,126
Total liabilities and stockholders’ equity	$5,836,715	$5,446,846

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net sales	$2,717,775	$1,636,788	$6,785,012	$4,883,371
Cost of sales	1,826,106	1,289,857	4,333,773	3,654,020

Gross profit	891,669	346,931	2,451,239	1,229,351

Selling, general and administrative expenses (1)	847,537	766,308	2,655,289	2,349,463
Research and development expenses (1)	159,452	128,897	454,785	319,359
Stock-based compensation	(132,531)	(10,070)	502,457	(196,153)
Income (loss) from operations	17,211	(538,204)	(1,161,292)	(1,243,318)

Interest income	6,681	8,944	21,393	33,178
Interest expense	—	—	—	(724)
Other income, net	3,862	3,366	11,099	13,921

Net income (loss)	$27,754	$(525,894)	$(1,128,800)	$(1,196,943)

Basic and diluted net income (loss) per common share	$0.00	$(0.02)	$(0.04)	$(0.04)

Shares used in computing basic and diluted net income (loss) per common share	30,228,794	27,198,712	30,118,564	27,194,454

(1)     Excludes non-cash stock-based compensation expense (credit), as follows:

Research and development expenses	$(121,114)	$(10,054)	$398,449	$(268,526)
Selling, general and administrative expenses	(11,417)	(16)	104,008	72,373
Total	$(132,531)	$(10,070)	$502,457	$(196,153)

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Number of Shares	$ .01 Par Value

Balance, March 31, 2003	29,588,280	$295,882	$60,082,930	$(56,242,686)	$4,136,126
Sale of common stock, net	524,098	5,241	323,771	—	329,012
Compensation expense related to employee non-qualified stock options			13,188	—	13,188
Exercise of incentive stock options	130,650	1,306	150,401		151,707
Net loss	—	—	—	(1,128,800)	(1,128,800)	$(1,128,800)
Total comprehensive loss						$(1,128,800)

Balance December 31, 2003	30,243,028	$302,429	$60,570,290	$(57,371,486)	$3,501,233

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2002
Cash flows from operating activities:
Net loss	$(1,128,800)	$(1,196,943)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	156,311	165,297
Stock compensation for non-qualified options	502,457	(196,153)
Changes in assets and liabilities:
Accounts receivable	(513,048)	171,708
Inventories	(134,040)	(83,189)
Prepaid expenses and deposits	(35,031)	(18,215)
Accounts payable	391,286	63,958
Accrued expenses	65,186	(200,198)

Net cash used for operating activities	(695,679)	(1,293,735)

Cash flows used for investing activities
Increase in marketable securities	(299)	(885,335)
Purchase of property and equipment, net	(120,106)	(105,760)
Advances to Three BY Ltd	(267,500)	—
Other assets	16,666	—

Net cash used for investing activities	(371,239)	(991,095)

Cash flows provided by (used for) financing activities:
Payments on note payable for leasehold improvements	—	(23,989)
Proceeds from acceptances payable to a bank	79,021	(23,671)
Proceeds from the sale of common stock, net	329,012	—
Exercise of stock options	151,707	20,500
Net cash provided by (used for) financing activities	559,740	(27,160)

Net decrease in cash and cash equivalents	(507,178)	(2,311,990)
Cash and cash equivalents, beginning of period	2,744,143	2,890,364
Cash and cash equivalents, end of period	$2,236,965	$578,374

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$724

Supplemental Disclosure of Non-cash Items from Financing Activities:
Exercise of non-qualified options transferred to equity during the period	$—	$104,452

Fair market value of non-qualified options granted in the period	$1,411,550	$79,854

Change in the fair market value of non-qualified options existing at the beginning of the period	$489,269	$(276,008)

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At December 31, 2003, the Company’s marketable securities consisted of a certificate of deposit with a weighted average maturity of 182 days.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31, 2003	March 31, 2003
		(audited)

Raw materials	$751,220	$567,008
Work-in-process	171,921	155,723
Finished goods	371,271	437,641
	$1,294,412	$1,160,372

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

f.                                         Basic and Diluted Net Loss Per Common Share: Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding.  Shares of common stock issuable pursuant to outstanding stock options have been considered, to the extent their effect would be dilutive.

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

In accordance with EITF 00-19, the Company has determined that outstanding options to non-employees as of December 31, 2003 to purchase 1,463,032 shares of the Company’s common stock should be designated as a liability.

The Company valued the non-qualified options outstanding to non-employees at December 31, 2003 and 2002 using the Black-Scholes method.  The value of those options decreased by $138,183 and by $10,070 in the three months ended December 31, 2003 and 2002, respectively.  The Company recorded the credit to stock-based compensation in the accompanying statements of operations for these periods.

k.                                       Employee Stock-based Compensation Arrangements: The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Interpretation No. (“FIN”) 44.  The Company does not recognize stock-based employee compensation cost when the options granted have an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.  The Company does recognize stock-based employee compensation cost when the options granted have an exercise price less than the market value of the underlying common stock on the date of the grant.

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company will recognize compensation expense for the difference between the fair market value and the option price over the life of the options.  In the three and nine months ended December 31, 2003, the Company recognized $5,652 and $13,188, respectively of expense as stock-based compensation in the consolidated statement of operations.

Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have changed to the pro forma amounts indicated as follows:

	Three Months Ended December 31		Nine Months Ended December 31
	2003	2002	2003	2002
Net income (loss) – as reported	$27,754	$(525,894)	$(1,128,800)	$(1,196,943)
Stock-based employee compensation – as reported	5,652	—	13,188	—
Pro forma stock-based employee compensation	(69,000)	(86,300)	(207,000)	(258,900)
Net loss – pro forma	$(35,594)	$(612,194)	$(1,322,612)	$(1,455,843)

Net income (loss) per share – as reported	$—	$(.02)	$(.04)	$(.04)
Stock-based employee compensation – as reported	—	—	—	—
Pro forma stock-based employee compensation	—	—	—	(.01)
Net loss per share - pro forma	$—	$(.02)	$(.04)	$(.05)

l.                                         Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 is the first phase of the FASB’s project on liabilities and equity.  SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Many of these instruments were previously classified as equity.  For example, if an employer’s issuance of its shares to a key employee requires the employer to redeem the shares upon the employee’s death, then those shares must be classified as a liability, not as equity.  For publicly-held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date.  The adoption of SFAS 150 has not had a significant effect on the Company’s operations, financial position or cash flows.

In November 2002, the EITF reached consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time.  The Company may enter into arrangements for multiple deliverables that occur at different points in time if it enters into a contract to sell endoscopes and EndoSheaths on a per-procedure basis.  EITF No. 00-21 was effective for the Company beginning July 1, 2003.  The adoption of EITF No. 00-21 has not had a significant effect on the Company’s operations, financial position or cash flows.

3.                                      3DV Systems Ltd.

The Company accounts for its investment in 3DV Systems Ltd. (“3DV”) using the equity method of accounting.  As of December 31, 2003, the Company owned approximately 21% of the outstanding shares of 3DV, and would hold approximately 17% of the shares of 3DV, if all employee options and Convertible Notes were converted to common shares.  The Company’s investment in 3DV totaled $0 at March 31, 2003, and accordingly, the Company did not recognize any portion of the losses of 3DV for the three or nine months ended December 31, 2003.

4.                                      Three BY Ltd.

In June 2003, the Company entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the “3BY Agreements”) with Three BY Ltd., an Israeli company (“3BY”).  The 3BY Agreements provide for, among other things, the manufacture of certain of the Company’s products by 3BY, and a loan of up to $267,500 by the Company to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY’s facility, to be used to manufacture certain of the Company’s products.  As of December 31, 2003, the Company had advanced $267,500 to 3BY.  After production has begun, the Company and 3BY plan to establish a repayment schedule, according to the 3BY Agreements.

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

All segments follow the accounting policies described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities, the assets of Vision-Sciences, Ltd. and the investment in 3DV.  The carrying value of the investment in 3DV at December 31, 2003 was $0.  Data regarding management’s view of the Company’s segments are provided in the following tables.

	Medical	Industrial	Corporate	Adjustments	Total
Three months ended December 31,
2003
Sales to external customers	$1,767,982	$949,793	$—	$—	$2,717,775
Intersegment sales	—	612,914	—	(612,914)	—
Operating income (loss)	66,906	102,102	(151,797)	—	17,211
Interest income (expense)	—	—	6,681	—	6,681
Depreciation and amortization	38,401	10,083	—	—	48,484
Advance to 3BY Ltd.	51,000	—	—	—	51,000
Other significant non-cash items:
Stock-based compensation	321	107	(132,959)	—	(132,531)
Expenditures for fixed assets	69,474	—	—	—	69,474

2002
Sales to external customers	$970,219	$666,569	$—	$—	$1,636,788
Intersegment sales	—	158,784	—	(158,784)	—
Operating income (loss)	(302,818)	(66,777)	(168,609)	—	(538,204)
Interest income (expense)	—	—	8,944	—	8,944
Depreciation and amortization	46,507	10,708	—	—	57,215
Other significant non-cash items:
Stock-based compensation	—	—	(10,070)	—	(10,070)
Expenditures for fixed assets	17,473	232	—	—	17,705

Nine months ended December 31,
2003
Sales to external customers	$4,438,597	$2,346,415	$—	$—	$6,785,012
Intersegment sales	—	1,169,131	—	(1,169,131)	—
Operating income (loss)	107,581	81,332	(1,350,205)	—	(1,161,292)
Interest income (expense)	—	—	21,393	—	21,393
Depreciation and amortization	126,209	30,102	—	—	156,311
Advance to 3BY Ltd.	267,500	—	—	—	267,500
Other significant non-cash items:
Stock-based compensation	750	250	501,457	—	502,457
Expenditures for fixed assets	118,594	1,512	—	—	120,106
Total assets	2,207,624	1,263,363	2,454,310	(88,582)	5,836,715

2002
Sales to external customers	$2,826,250	$2,057,121	$—	$—	$4,883,371
Intersegment sales	—	512,698	—	(512,698)	—
Operating income (loss)	(814,180)	(76,806)	(352,332)	—	(1,243,318)
Interest income (expense)	—	(724)	33,178	—	32,454
Depreciation and amortization	136,527	28,770	—	—	165,297
Other significant non-cash items:
Stock-based compensation	—	—	(196,153)	—	(196,153)
Expenditures for fixed assets	75,333	30,427	—	—	105,760
Total assets	1,779,393	1,111,780	1,807,128	(254,623)	4,443,678

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

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

Medical Segment

The medical segment supplies endoscopes and disposable EndoSheath® Systems (“EndoSheaths”) to the Ear-Nose-Throat (“ENT”), gastrointestinal (“GI”) and pulmonary markets.  Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, Trans-Nasal Esophagoscopes (“TNE”), sigmoidoscopes and bronchoscopes.  The EndoSheaths allow the health-care providers to process patients economically by permitting the providers to avoid reprocessing the endoscopes after each use.  In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

Our strategy in the medical segment in FY 04 has evolved into three components: a) improve sales distribution, b) lower manufacturing costs and c) increase the number of new product offerings.

Sales Distribution

Since September 19, 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic Xomed, Inc. (“Medtronic Xomed”) as part of our exclusive distribution agreement (the “Medtronic Agreement”) with them. The initial term of the Medtronic Agreement is three years.  Thereafter, the Medtronic Agreement will be automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the United States and Canada to market and sell our ENT EndoSheaths and ENT endoscopes to ENT practitioners.  Medtronic Xomed has agreed to certain minimum purchase requirements for the initial twelve-month period of the term.  We expect the Medtronic Agreement will result in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the significantly greater marketing and sales capabilities of Medtronic Xomed.  In addition, the Medtronic Agreement is expected to facilitate the introduction of new products to the ENT market, such as the endoscope and EndoSheath for the

TNE procedure, by allowing quicker market acceptance of these products.  As a result of the Medtronic Agreement, the success of our ENT product lines will be substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control.  We have retained our domestic network of independent sales representatives for the GI and Pulmonary product lines.  Also, we have retained our own international network of distributors for all our medical product lines.

Cost Reduction

In the fourth fiscal quarter of the year ended March 31, 2003 (“FY 03”), we completed the installation of machinery used to manufacture ENT EndoSheaths in our Natick, Massachusetts facility.  We designed this machinery to lower the cost to manufacture these items by increasing the automation of the assembly process.  For the nine months ended December 31, 2003, the operation of the machinery has resulted in a reduction of the standard unit cost of ENT EndoSheaths of approximately 50%.  In the fiscal year ending March 31, 2004 (“FY 04”) we decided we could reduce manufacturing costs further by sub-contracting the manufacture of our EndoSheaths for the GI, Pulmonary and ENT markets to a company in Israel.  That program continues, and we expect to begin to receive product in the fiscal year beginning in April 2004.

New Products

In calendar 2003 we have received clearance from the U.S. Food and Drug Administration, (“FDA”) to market our ENT Channeled EndoSheath, our ENT Sensory EndoSheath and our TNE esophagoscope and EndoSheath System.  We designed the first two products to allow ENT physicians to perform various procedures in their offices, as opposed to the current practice of performing the procedures in a hospital setting.  Using our ENT Channeled EndoSheath or the ENT Sensory EndoSheath, along with the physician’s conventional ENT endoscope, gives the ENT physician the ability to perform procedures in the office, instead of travelling to a hospital to utilize a special channeled ENT endoscope.  In addition, under reimbursement procedures of the Centers for Medicare & Medicaid Services, (“CMS”), a governmental agency under the U.S. Department of Health and Human Services, the ENT physician will receive a higher reimbursement by performing the procedures in their offices than they receive when they perform them in a hospital.  We designed the TNE esophagoscope and EndoSheath to give ENT physicians the ability to perform a new procedure, the diagnosis of gastroesophageal reflux disease (“GERD”) in their offices, using a local anesthetic. Currently gastroenterologists perform these procedures orally in endoscopy suites or hospitals using conscious sedation.  We intend to also market this product to gastroenterologists, allowing them to perform a diagnostic procedure in their offices, where they will receive a higher reimbursement than they receive when performing the procedure in a hospital or endoscopy suite.

Industrial Segment

The industrial segment designs, manufactures and sells flexible endoscopes, termed borescopes, for industrial users, and manufactures and repairs flexible endoscopes for the medical segment.  The industrial segment users consist primarily of companies in the aircraft engine manufacturing and maintenance markets and the defense market.

Corporate Segment

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

We account for certain non-qualified options granted to employees to purchase our common stock in accordance with APB 25 and FIN 44.  If the fair market value of the underlying stock at the date of grant is greater than the option price, we recognize compensation expense for the difference between the market price and the option price over the life of the options.

Results of Operations

Sales

Q3 04 Compared to Q3 03

Net sales for the three months ended December 31, 2003 (“Q3 04”) were $2,717,775, an increase of $1,080,987, or 66%, compared to the three-month period ended December 31, 2002 (“Q3 03”).  During Q3 04, sales of the medical segment were $1,767,982, an increase of $797,763, or 82%, and sales of the industrial segment were $949,793, an increase of $283,224, or 42%, compared to Q3 03.  Medical segment sales to the ENT market include sales of our own ENT endoscope, ENT EndoSheaths for our ENT endoscope and for the ENT endoscopes of most other major manufacturers, sales of our TNE endoscope and TNE EndoSheaths for those endoscopes.  Sales to the GI and pulmonary markets include sales of our proprietary endoscopes and EndoSheaths for use with those endoscopes.  Sales termed Other include repairs of our endoscopes and accessories.  In the medical segment, the sales and changes in sales by market were as follows ($000’s):

Market	Q3 04	Q3 03	Increase (Decrease)	Percent
ENT	$1,572	$758	$814	107%
GI	120	132	(12)	(9)%
Pulmonary	21	24	(3)	(13)%
Other	55	56	(1)	(2)%
Total	$1,768	$970	$798	82%

Medical Segment – ENT Market

Sales of ENT EndoSheaths in Q3 04 were approximately $720,000, an increase of approximately $125,000, or 21%, compared to Q3 03.  Sales of ENT endoscopes were approximately $354,000, an increase of approximately $191,000, or 117%, compared to Q3 03.  Sales of TNE endoscopes and other ENT products, new in Q3 04, were approximately $498,000.  The U.S. Food and Drug Administration (“FDA”) granted us clearance to market our TNE Esophagoscope and EndoSheath System in August 2003.

Included in the sales of ENT EndoSheaths in Q3 04 are sales of approximately $393,000 to Medtronic Xomed for the domestic market, and $258,000 to our international distributors.  Also included are sales of approximately $27,000 of our new ENT Channeled EndoSheath and ENT Sensory EndoSheath, and approximately $42,000 of our new TNE EndoSheath, compared to $0 for those items in Q3 03.  Sales of ENT EndoSheaths to the domestic market increased by approximately $54,000, or 16%, due to higher unit volume of 53,866, compared to 31,452 units in Q3 03.  The higher unit volume was offset by lower unit prices to Medtronic Xomed.  Sales of ENT EndoSheaths to international distributors increased by approximately $2,000 in Q3 04, compared to Q3 03, and unit sales increased to 44,355 from 44,230 in Q3 03.

The increase in sales of ENT endoscopes was due primarily to higher unit volume from the domestic market, partially offset by lower unit volume to the international markets.  Sales to domestic customers were approximately $257,000, an increase of $211,000, or 449%, compared to Q3 03.  The increase in domestic sales was due primarily to the initial shipments of units to Medtronic Xomed.  Sales to international distributors were approximately $97,000, a decrease of $20,000, or 17%, compared to Q3 03.  In general, the sales cycle of endoscopes is longer and less predictable than the sales cycle of EndoSheaths.

We continue to promote our existing products to the international market, and we plan to introduce our new products to our international distributors.  Further, we continue to seek new distributors who have a strong ENT presence in countries where we have no representation.  Our business is subject to the typical risks associated with operating in international markets, including longer sales cycles, exposure to adverse changes in currency exchange rates and compliance with local customs, rules and regulations.  There can be no assurance that our sales to international distributors will increase.

Medical Segment – GI and Pulmonary Markets

Sales to the GI (Gastrointestinal) and Pulmonary markets in Q3 04 showed little change compared to Q3 03.  We expect demand for these products will remain flat, or decline, due to reimbursement rates to health-care providers being insufficient to support the use of our EndoSheaths for those procedures.

Industrial Segment

The increase in sales of the industrial segment was due to higher demand for new equipment, offset slightly by lower demand for repair services.

9 Months 04 Compared to 9 Months 03

Net sales for the nine months ended December 31, 2003 (“9M 04”) were $6,785,012, an increase of $1,901,641, or 39%, compared to the nine-month period ended December 31, 2002 (“9M 03”).  During 9M 04, sales of the medical segment were $4,438,597, an increase of $1,612,347, or 57%, compared to 9M 03.  Sales of the industrial segment were $2,346,415, an increase of $289,294, or 14%, compared to 9M 03.  In the medical segment, the sales and changes in sales by market were as follows ($000’s):

Market	9M 04	9M 03	Increase (Decrease)	Percent
ENT	$3,804	$2,294	$1,510	66%
GI	418	352	66	19%
Pulmonary	53	53	—	—%
Other	163	127	36	28%
Total	$4,438	$2,826	$1,612	57%

Medical Segment – ENT Market

Sales of ENT EndoSheaths in 9M 04 were approximately $2,445,000, an increase of $616,000, or 34%, compared to 9M 03.  In addition, sales of ENT endoscopes were approximately $861,000, an increase of approximately $396,000, or 85%, compared to 9M 03.  Sales of TNE endoscopes and other ENT products were approximately $498,000.  The sales of EndoSheaths include sales of approximately $42,000 of our new ENT Channeled EndoSheath and the ENT Sensory EndoSheath.

Sales of EndoSheaths in 9M 04 to domestic customers were approximately $1,277,000, an increase of $214,000, or 20%, while sales of EndoSheaths to international distributors were approximately $1,084,000, an increase of $319,000, or 42%, compared to 9M 03.  The unit volume of ENT EndoSheaths increased by 43% to 329,755 in 9M 04 from 230,434 in 9M 03.  The unit volume to domestic customers increased by 46%, to 144,020, while it increased by 41%, to 185,735, to international distributors.  The lower percentage increase in domestic dollar sales of EndoSheaths compared to the increase in units is due primarily to the shipments of EndoSheaths to Medtronic Xomed.  Although the average unit sales price of EndoSheaths sold under the Medtronic Agreement is lower than the average unit sales price of EndoSheaths sold directly to domestic customers, we expect that the increased unit sales will result in a total contribution margin comparable to the contribution margin in our FY 04 budget.  The average sales price of EndoSheaths sold to international distributors remained approximately the same for 9M 04, compared to 9M 03.

Sales of endoscopes in 9M 04 to domestic customers, including Medtronic Xomed, were approximately $544,000, an increase of $261,000, or 92%, due primarily to a higher volume of units at average selling prices that were lower by approximately 13%, compared to 9M 03.  Sales of endoscopes to international distributors were approximately $317,000, an increase of $135,000, or 74%, due primarily to higher unit volume, and higher average selling price increase of approximately 2%.

Medical Segment – GI and Pulmonary Markets

Sales to the GI and Pulmonary markets have not grown significantly, due to reimbursement rates to health-care providers being insufficient to support the use of our EndoSheaths for those procedures.  We expect this situation will remain static, or decline, in the next twelve months.

Industrial Market

Sales to the industrial market were higher in 9M 04, compared to 9M 03, due primarily to growth in Q3 04.  Although we believe it is too early to predict this growth will continue, we are optimistic that sales of this segment will return to historical levels of $3 to $3.5 million over the next twelve months.

Gross Profit

Gross profit in Q3 04 increased to $891,669, or 33% of net sales, compared to $346,931, or 21% of net sales in Q3 03.  Gross profit in the medical segment was approximately $616,000 an increase of $420,100, compared to Q3 03.  Gross profit in the industrial segment was approximately $276,000, an increase of $124,600, compared to Q3 03.  The increase in gross profit in the medical segment was due primarily to the sale of TNE products and to the higher volume of ENT EndoSheaths.  These volume enhancements were partially offset by a reduction in gross profit due to lower sales prices for ENT EndoSheaths to Medtronic Xomed.  This reduction due to lower prices was mitigated by the lower manufacturing costs we have attained since the full implementation of our manufacturing equipment in Natick, Masachusetts.  In the industrial segment, the increase in gross profit was due primarily to higher volumes, a more favorable product mix and higher absorption of manufacturing overhead.

Gross profit in 9M 04 increased to $2,451,239, or 36% of sales, compared to $1,229,351, or 25% of sales in 9M 03.  Gross profit in the medical segment was approximately $1,822,100, an increase of $1,143,400, compared to 9M 03.  Gross profit in the industrial segment was approximately $629,100, an increase of $78,500, compared to 9M 03.  The increase in gross profit in the medical segment was due primarily to higher volume of ENT EndoSheaths and to our lower unit manufacturing costs, partially offset by the lower prices in Q3 04, as stated above.  The increase in gross profit in the industrial segment was due primarily to higher absorption of overhead due to the increased volume of endoscopes manufactured for the medical segment.

In order to further reduce our production costs, in June 2003 we entered into a contract manufacturing agreement with 3BY, providing for the transfer of the production of our GI and pulmonary EndoSheaths to 3BY.  In addition, we have agreed to lend 3BY up to $267,500 to purchase and install a line of equipment that will allow 3BY to manufacture our ENT EndoSheaths.  We will then have the ability to manufacture ENT EndoSheaths in both Natick, MA and Israel.  The purpose of this transfer of manufacturing is to lower our production costs and increase our capacity.  As of December 31, 2003, we have advanced $267,500 of the loan amount to 3BY.  According to the 3BY Agreements, we will establish a repayment schedule once the production line is operational.  Until that time, 3BY has provided us with a security interest in equipment of equal value.  We expect shipments of all products from 3BY will commence in April 2004.  As a result of the 3BY Agreements, we expect that the per unit production costs of our EndoSheaths will decrease by approximately 50%, thereby increasing our gross profit.

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

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses in Q3 04 increased by $81,229, or 11%, compared to Q3 03.  SG&A expenses decreased in the medical segment by approximately $14,000, due primarily to lower costs for commissions to outside sales representatives, as a result of the Medtronic Xomed Agreement.  SG&A expenses declined in the industrial segment by approximately $44,000, due primarily to lower costs for depreciation, personnel and facilities.  SG&A expenses increased by approximately $139,000 in the corporate segment due primarily to higher costs for our President and CEO, who started in February 2003, accrued costs related to severance and higher fees for legal and accounting services.

SG&A expenses increased by $305,826, or 13%, in 9M 04, compared to 9M 03.  SG&A expenses increased in the medical segment by approximately $56,700, due primarily to higher expenses for legal fees related to patents.  SG&A decreased in the industrial segment by approximately $79,700, and increased by approximately $328,800 in the corporate segment due primarily to the same reasons as stated above.

Research and Development Expenses

R&D expenses were $159,452, an increase of $30,555, or 24%, in Q3 04, compared to Q3 03.  The primary causes for this increase were higher costs for additional personnel hired to work on developing new products for the medical segment, offset by lower costs for outside services in the corporate segment related to CMOS patent applications.  We expect costs for R&D will continue to be higher in FY 04, compared to FY 03, as we increase our efforts to develop new products for cystoscopy, pediatric ENT, TNE therapeutic and Video Enabled Endoscopes.

R&D expenses were $454,785 in 9M 04, an increase of $135,426, or 42%, compared to 9M 03.  The primary causes for the increase were higher costs for additional personnel hired to work on developing new products for the medical segment, as stated above.

On May 29, 2003 we signed a Development, Supply and Distribution Agreement (“DSDA”) with Endoscopic Technologies, Inc. (“ESTECH”), a company with certain proprietary technologies relating to methods for minimally-invasive cardiovascular surgery.  In the DSDA, we and ESTECH have agreed to use commercially reasonable and diligent efforts to complete the development of certain products being designed for minimally-invasive surgery, specifically for the treatment of atrial fibrillation.   The DSDA provides for Estech to pay us $90,000 for the product development portion of this agreement.  According to the terms of the DSDA, we have invoiced ESTECH $45,000 related to this product development.  This amount has been recorded as deferred revenue within accrued liabilities in the accompanying consolidated financial statements.  We plan to utilize percentage-completion accounting to recognize revenue from this contract.  We expect to complete the product development stage of the DSDA in the fiscal quarter ending June 30, 2004.

Stock-based Compensation Expenses

Stock-based compensation costs decreased by $122,461 in Q3 04, compared to Q3 03, due primarily to a decrease in the fair value of non-qualified options.  This non-cash cost is computed by determining the change in the fair value of stock options granted to non-employees of the Company.  We use the Black-Scholes method to calculate the fair value.  This method uses stock price volatility, the closing price of our common stock as traded on the Nasdaq SmallCap Market and other factors to determine the fair value of non-qualified options.  The decrease in the closing price of our common stock to $1.71 per share on the last trading day in the 52-week period measured in Q3 04, from $1.86 per share for the comparable period measured in Q2 04, was the largest component in the change for the three months ended December 31, 2003.

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

Stock-based compensation costs increased by $698,610 in 9M 04, compared to 9M 03, due primarily to the increase in the closing price of our common stock each fiscal quarter, as discussed above.

The net income (loss) per share for Q3 04 was $0.00, compared to a ($0.02) per share for Q3 03.  These per share amounts are the same with or without the stock-based compensation credits.

The net loss per share for 9M 04 was $.04, compared to $.04 in 9M 03. The net loss excluding the non-cash charge or credit for stock-based compensation costs was $626,343, or $.02 per share in 9M 04, compared to $1,393,096, or $.05 per share in 9M 03.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q3 04	Q3 03	Change	9M 04	9M 03	Change
Medical	$67	$(303)	$370	$108	$(814)	$922
Industrial	102	(67)	169	81	(77)	158
Corporate	(152)	(168)	16	(1,350)	(352)	(998)
Total	$17	$(538)	$555	$(1,161)	$(1,243)	$82

For both the quarterly and nine-month periods above, in the medical segment, the improved gross profit was the primary driver for the improvement in operating income.  This improved gross profit was partially offset by higher costs for SG&A and R&D expenses.  In the industrial segment, the higher gross profit and lower SG&A expenses were the primary drivers for the change.  In the corporate segment, the higher costs for stock-based compensation for non-qualified options to non-employees was the primary driver for the higher loss.  In addition, the corporate segment incurred higher expenses for personnel costs and professional fees.

Liquidity and Capital Resources

At December 31, 2003, our principal source of liquidity was working capital of approximately $3.3 million, including $2.4 million in cash, cash equivalents and marketable securities.  At December 31, 2003, we had acceptances payable to a bank totaling approximately $90,000.  We have pledged $125,000 to secure the acceptances payable, and as a security deposit to our landlord in Natick.  As we continue to manufacture more endoscopes, we expect we will increase the amount pledged to cover a higher level of banker’s acceptances.  We expect the amount pledged will not exceed $200,000 by March 31, 2004.

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

Our cash and cash equivalents decreased by approximately $507,000 in the nine months ended December 31, 2003, due primarily to cash used for operations of approximately $696,000 and cash used for investing activities of approximately $371,000.  These uses were offset by selling new shares of our common stock to non-affiliated investors for approximately $329,000, net, in a private placement in April 2003, cash generated by employee exercises of stock options of approximately $152,000 and an increase in acceptances payable to a bank of approximately $79,000.   Our burn rate for cash, cash equivalents and marketable securities, excluding advances to 3BY, cash received from new equity and option exercises, was approximately $240,000 per quarter for 9M 04, reduced from approximately $482,000 per quarter for 9M 03.  We expect to generate cash by increasing our sales, as a result of the Medtronic Agreement.  In addition, we plan to lower our costs by subcontracting the manufacture of EndoSheaths to 3BY.  We expect to increase our spending for research and development and S,G & A expenses, but not at the same rate as the improvements in sales and gross profit from the two actions mentioned above.  As a result, we expect our current balance of cash, cash equivalents and marketable securities is sufficient to fund our operations at least for the next twelve months.

In connection with the 3BY Agreements, we have agreed to lend 3BY up to $267,500 to purchase and install a line of equipment that will allow 3BY to manufacture our ENT EndoSheaths.  As of December 31, 2003 we have advanced the entire $267,500 loan amount to 3BY.  According to the 3BY Agreements, we will establish a repayment schedule once the production line is operational.  Until that time, 3BY has provided us a security interest in equipment of equal value.

We expect total spending for property and equipment will not exceed $300,000 for the fiscal year ending March 31, 2004, excluding the advance to 3BY.  In our fourth fiscal quarter, we expect to upgrade our computer systems.  The total amount we expect to spend is less than $100,000, and we expect to pay for the equipment on a business lease over 48 months.

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

We have incurred losses since our inception, and losses are expected to continue at least during FY 04.  We have funded the losses principally with the proceeds from public and private equity financings.  Although we do not anticipate the need for additional financing in FY 04, management has decided that new financing may be desirable.  However, there can be no assurance that additional funding will be available, or available on reasonable terms.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our liabilities are settled within 90 days of receipt of materials.  At December 31, 2003, our liabilities relating to Japanese Yen were approximately $191,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended December 31, 2003, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating properly.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31                                                Rule 13a-14(a)/15d-14(a) Certifications

32                                                Certification pursuant to 18 U.S.C. §1350

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: February 13, 2004	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: February 13, 2004	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)