Form 10-K
period 2004-03-31
VISION SCIENCES INC /DE/
filed 2004-06-29
CIK 894237

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004
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

Common Stock, par value $.01

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2003 based upon the last sale price of the Common Stock on the Nasdaq SmallCap Market as reported by Nasdaq:    $25,056,757

        Number of shares outstanding of the Registrant's Common Stock as of May 31, 2004:    30,873,213

        Documents incorporated by reference: Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

        This Annual Report on Form 10-K contains forward-looking statements, including statements about new product introductions, expectations as to future sales of the products of Vision-Sciences, Inc. (the "Company", "we", "our", "us"), the availability of supplies, the sufficiency of our capital resources to meet anticipated capital requirements, our intentions to manufacture product in Israel, our sales distribution channels and our expectations as to future expenditures, including research and development expenditures. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, commercialization and technological difficulties, general economic conditions and other risks detailed below. See "Certain Factors That May Affect Our Future Operating Results."

        This Business section should be read in conjunction with our Consolidated Financial Statements attached hereto as Appendix A, including the notes thereto.

        We design, develop, manufacture and market products for endoscopy, the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. We operate in three reportable segments: medical, industrial and corporate.

        The medical segment designs, manufactures and sells our EndoSheath® System ("EndoSheath"), a single-use device that slides on to the insertion tube of a flexible endoscope. The insertion tube is the part of an endoscope that enters the patient's body. The use of an EndoSheath gives health-care providers economic advantages because it allows them to avoid the burdensome cleaning required of endoscopes, reduces repair costs to endoscopes caused by the harsh chemicals used in the cleaning process and allows health-care providers to avoid investing in multiple endoscopes. Our EndoSheaths that have channels help to improve the practice efficiency of health-care providers by allowing them to perform procedures in their offices that otherwise they would have to perform in hospitals using special endoscopes that have channels. Often, the reimbursement rates are higher for physicians when they perform procedures in their offices. In addition, the EndoSheath is a sterile device that provides patients with a contaminant-free insertion tube for each procedure. There is a risk to patients of cross-contamination from the reuse of conventional flexible endoscopes that health-care providers are unable to effectively sterilize.

        The industrial segment manufactures and repairs flexible endoscopes for the medical segment. These include our conventional nasopharyngolaryngo ("ENT") endoscopes, and our Video Enabled Endoscopes ("VEE") for the ENT market. In addition, the industrial segment manufactures and repairs our trans-nasal diagnostic esophagoscope ("TNE D scope"), sigmoidoscope, bronchoscope and will be manufacturing our cystoscope, our new TNE therapeutic scope and other endoscopes after they complete the product development cycle. In addition, the industrial segment designs, manufactures and markets flexible endoscopes, called borescopes, for industrial markets, primarily aircraft maintenance, jet engine manufacturing and defense.

        The corporate segment consists of certain administrative activities applicable to all segments.

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

Endoscopy

Background

        Endoscopy is a minimally invasive technique that is being used with increased frequency in a growing number of medical applications. Endoscopes are used for a variety of screening and diagnostic procedures and are also used therapeutically as an alternative to more traditional surgical procedures. Endoscopic therapeutic procedures, unlike more traditional "open" surgical procedures, can be performed without a major incision, in most cases without general anesthesia, and are, therefore, safer and less expensive than traditional surgical procedures. In addition, endoscopic procedures are typically performed on an outpatient basis, generally involving less recovery time and patient discomfort than traditional surgery. The patient benefits and cost savings associated with endoscopy have caused many governmental reimbursement programs and private health insurance plans to encourage the use of endoscopic procedures in a number of medical applications. In many instances, the use of endoscopes allow physicians to receive higher reimbursement for performing procedures in their offices, compared to performing them in hospitals, due to the insurance plan not having to reimburse for the hospital cost component.

        Flexible endoscopes are tubular instruments that enter the body through a natural orifice and enable physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic and therapeutic procedures. Flexible endoscopes generally utilize fiberoptic bundles or video camera technology for image production. The physician can steer the distal portion of a flexible endoscope with control knobs on the endoscope's operator body. By maneuvering the tip of the endoscope, the physician can access body regions through lengthy and twisted passageways, and perform a variety of procedures. The typical ENT endoscope does not contain channels whereas most conventional flexible endoscopes for gastroenterology ("GI"), pulmonary, urology procedures and special ENT endoscopes do contain a series of channels running the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

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

Applications

        Flexible endoscopes are widely used in hospitals, clinics and physicians' offices, primarily on an outpatient basis. Our flexible endoscopes are designed primarily for screening, diagnostic and therapeutic procedures in fields such as otolaryngology (ear-nose-throat medicine, or "ENT"), gastroenterology, urology, pulmonary medicine, primary care and surgery. We estimate, based on various industry sources, that approximately 20 million flexible endoscopic procedures in these fields are performed in the United States annually.

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

        Gastrointestinal Endoscopes.    Based on industry sources, we estimate that over 12 million flexible endoscopic procedures involving the screening, diagnosis or treatment of the colon, esophagus, stomach and duodenum are performed in the United States annually. Continued growth in such procedures is expected to result from an increase in sigmoidoscopies performed for the purpose of detecting cancer of the descending colon, as well as the increased medical needs associated with an aging population. The American Cancer Society has recommended that every adult over the age of 50 (currently approximately 77 million Americans) receive a screening sigmoidoscopy every three to five years, or a colonoscopy every ten years. The most common flexible endoscopes used in GI endoscopy are sigmoidoscopes, colonoscopes, gastroscopes and duodenoscopes.

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

        Urology Endoscopes.    Cystoscopes allow the urologist to view the inside of the bladder and urethra and are commonly used to diagnose and take biopsies of bladder tumors, identify obstruction of the bladder and to install and remove stents as part of surgical procedures. We estimate that based upon industry sources, over 250,000 flexible cystoscopies are performed annually in the United States, of 79% are done in an outpatient setting. Sterile equipment is highly desired for cystoscopy, but today, most cystoscopes are disinfected, not sterilized.

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

        Proper cleaning of flexible endoscopes used without EndoSheaths, even when done in compliance with the SGNA Guidelines, is difficult to achieve for a number of reasons. Firstly, the design of these flexible endoscopes, which includes channels, joints and crevices, makes it difficult to reach and clean all parts of the endoscope. As the SGNA Guidelines state, an endoscope's "complex and fragile structure presents problems in cleaning/disinfecting/sterilizing". Secondly, we believe the most important step in the cleaning process is the manual removal of organic material, and therefore, the opportunity for human error is always present, even if optimal cleaning procedures are followed. Finally, there are questions concerning the efficiency of some disinfecting agents used in the endoscope cleaning process. For example, in 1991 the federal Food & Drug Administration ("FDA") recommended that the medical profession cease the use of Sporicidin, a widely-used endoscope disinfectant, based upon the FDA's conclusion that this disinfectant does not work. The FDA has also required that the manufacturers of 2.4% glutaraldehyde-based disinfectants change the recommended soak time on their instructions for use from 20 minutes to 45 minutes, and increase the temperature from 20 degrees Celsius to 25 degrees Celsius. This longer soak time means slower turnaround on conventional scopes, and the increased temperature of the glutaraldehyde is hazardous due to increased caustic vapors released during heating.

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

        Other Problems.    In addition to the health problems posed by the use and cleaning of conventional flexible endoscopes, the required cleaning of these products is relatively expensive, time-consuming and arduous. We estimate, based upon our own experience, that the cleaning and disinfection procedure required following each use of a flexible endoscope without an EndoSheath, if done in compliance with the FDA recommendations, would take approximately 60 minutes. The repeated cleaning in harsh chemical disinfectants also subjects a flexible endoscope to wear and tear, reducing its useful life and impairing the quality of its optics. Moreover, the failure to clean all organic materials from a flexible endoscope's channels is a common cause of blocked channels, which require expensive endoscope repairs as well as a back-up inventory of endoscopes. In addition, the need to properly clean a flexible endoscope after each use requires that each doctor performing endoscopies must either have access to a number of endoscopes or be forced to wait an estimated 60 minutes between each endoscopic procedure (assuming the endoscope is cleaned in compliance with FDA Guidelines).

Company Strategy

        Our business strategy is to design, develop, manufacture and market flexible endoscopes with Slide-On EndoSheath Systems as devices that provide physicians with tools to increase their practice efficiency and also protect patients by providing a sterile insertion tube for each procedure. To implement this strategy, we developed a variety of flexible endoscopes with Slide-On EndoSheath Systems described below. We market our ENT products domestically primarily through an exclusive distribution agreement with Medtronic Xomed, Inc., and our other products through our own network of independent sales representatives. We market all our products internationally through our network of independent international distributors. We manufacture EndoSheaths in our Natick, MA facility, and endoscopes in our Orangeburg, NY facility. In addition, to reduce our manufacturing costs, we have entered into an agreement with a subcontractor in Israel to manufacture certain of our EndoSheaths.

Products and Product Development Programs

        In the medical segment, our primary products include a family of flexible endoscopes with Slide-On EndoSheath Systems for applications in the ENT, GI, pulmonary and urology markets. In addition, through our industrial segment we currently manufacture and sell borescopes, which are endoscope devices for industrial applications, and related products.

Medical Segment

  ENT EndoSheaths and Endoscopes

        We have developed a family of Slide-On ENT EndoSheaths for use with our own conventional ENT-2000 endoscope and our slim ENT-1000 endoscope, and with ENT endoscopes manufactured by other companies. Slide-On EndoSheaths do not require the use of a pump to inflate the EndoSheath during installation onto an endoscope. Rather, Slide-On EndoSheaths are made with materials using our own proprietary process that makes the EndoSheath slippery, allowing the health-care provider to easily slide the EndoSheath onto the insertion tube of an ENT endoscope. The user stretches the Slide-On EndoSheaths slightly until the proximal connector attaches to the strain relief of any ENT endoscope, allowing a snug fit. In addition, Slide-On ENT EndoSheaths have an optically clear window that fits securely over the ENT endoscope tip, preventing glare. After the procedure is completed, the health-care provider slides the EndoSheath off the endoscope and disposes of it. In general, ENT endoscopes do not contain air, water, suction or accessory channels, unlike endoscopes designed for use in gastroenterology, pulmonology or urology. Therefore, our standard Slide-On ENT EndoSheaths, designed to be the only component that comes into contact with the patient, do not contain channels. Other of our ENT EndoSheaths and our EndoSheaths for gastroenterology, pulmonology and urology do contain channels. We have also developed our own ENT endoscopes, with state-of-the-art fiberoptic bundles, designed so that any necessary repairs are inexpensive and with other features that we believe make them competitive with ENT endoscopes of other major manufacturers.

        As part of the Slide-On family of ENT EndoSheaths, we manufacture and sell a Slide-On ENT with Channel EndoSheath and a Slide-On ENT Sensory EndoSheath, both for our own flexible ENT-2000 endoscope and for ENT endoscopes manufactured by other companies. These EndoSheaths allow physicians to perform procedures in their offices using their conventional ENT endoscopes that otherwise they would have to perform using special ENT endoscopes that contain a channel. These special ENT endoscopes are expensive, and typically are found at hospitals.

        The Slide-On ENT Channeled EndoSheath contains a 2.1mm channel within the Slide-On EndoSheath that the physician can use to perform biopsies or other therapeutic procedures. The Slide-On ENT Sensory EndoSheath is designed to provide ENT physicians the opportunity to perform Flexible Endoscopic Evaluation of Swallowing with Sensory Testing ("FEESST") using their conventional endoscopes. FEESST, an alternative emerging procedure to modified barium swallow studies, is performed by the ENT physician using the Slide-On ENT Sensory EndoSheath that contains a channel through which air is pulsed to the larynx to elicit an airway protective reflex. The ENT physician, by observing the reaction to the air pulse, is able to diagnose, treat and manage patients with swallowing disorders with an emphasis on decreasing the risk of choking, coughing and aspirating food and liquids that can lead to aspiration pneumonia. Both of these EndoSheaths enhance the practice efficiency of physicians, as they enable the physicians to use their conventional ENT endoscope to perform tests in their offices, compared to traveling to a hospital to perform them with a special ENT endoscope. Often, by performing the tests in their offices, the ENT physician receives a higher reimbursement, compared to the reimbursement received when the test is performed in a hospital.

        Another member of our ENT family is our flexible ENT-2000VE endoscope, our first VEE, for the ENT market. The VEE architecture is a hybrid between video and fiberoptic endoscopes. The insertion tube contains a glass fiber bundle, but the optical eye piece is eliminated, replaced with a CCD camera that is integrated in the handle. The CCD camera's output cable connects to a compact camera control unit that sends standard video signals to a flat screen or video monitor. This integrated configuration eliminates the need for the physician to close one eye and view the patient's internal organs with the other via the small eyepiece, or the alternative of attaching a relatively expensive and heavy add-on camera to the eyepiece. The ENT-2000VE utilizes our standard optics, and our EndoSheath for the ENT-2000 endoscope.

        We manufacture and sell a TNE D scope with Slide-On EndoSheath System that is designed to allow ENT and GI physicians to view the esophagus transnasally, i.e. through the nose, compared to viewing it transorally, i.e. through the mouth, as with a conventional gastroscope. Conventional gastroscopes require patients to be consciously sedated to counteract the gag reflex encountered when a gastroscope is inserted transorally. Our TNE D scope with Slide-On EndoSheath System, with its narrow diameter allowing transnasal passage, enables physicians to perform examinations in their office of a patient's throat and esophagus for manifestations of gastroesophageal reflux disease ("GERD"). We estimate that approximately 40 million people in the United States suffer from some form of GERD affecting their vocal chords, esophagus or stomach.

        The TNE D scope can also be used to evaluate patients with dysphagia, a condition broadly defined as a subjective or objective patient complaint of difficulty swallowing, or of coughing or choking while swallowing or eating. A physician performs this test if an oropharyngeal exam did not fully reveal the cause of the patient's swallowing problem. Currently this procedure is performed in a hospital setting with conscious sedation and a special endoscope that contains a biopsy channel that doubles as an air-administration channel. The TNE D scope with Slide-On EndoSheath System is designed to allow these tests to be done by ENT and GI physicians in their offices, thus improving practice efficiency and lowering overall costs to the health care system. Both the diagnostic and therapeutic procedures have reimbursement codes, allowing physicians to receive payment for the service, and allowing us to measure the practice efficiencies presented by our products. We completed the development of the TNE D scope with Slide-On EndoSheath System in our fiscal year ended March 31, 2004 ("FY 04").

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

Sales and Marketing

Medical Segment

        The end users of our disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), gastroenterologists, urologists, colon and rectal surgeons,

pulmonologists and primary care physicians in hospitals, medical clinics and physicians' offices. As of May 1, 2004, we had four sales and marketing employees. Since September 19, 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic Xomed, Inc. ("Medtronic Xomed") as part of our exclusive distribution agreement (the "Medtronic Agreement") with them. We have retained our domestic network of independent sales representatives for the GI, urology and pulmonary product lines. We distribute all our products internationally through 23 independent international distributors in Europe, Australia, South America, the Middle East and the Far East. We periodically evaluate the effectiveness of our sales channels, and may change them if we believe a different method will increase our revenues.

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

International Sales and Sales to Major Customers

        Sales to unaffiliated customers outside of the United States were approximately $1,830,000, $2,090,000 and $2,981,000 for FY 02, FY 03 and FY 04, respectively. In FY 04, sales to foreign customers accounted for approximately 34% of the annual net sales of our medical segment and 21% of net annual sales of our industrial segment. We expect to sell our medical segment products outside of the United States in the fiscal year ending FY 05 in approximately the same proportion as in FY 04. We currently sell certain models of our borescopes and repair services outside of the United States.

        During FY 02, Pratt Whitney accounted for 13% of net sales. During FY 03, no customer accounted for over 10% of net sales. During FY 04, Medtronic Xomed and Gyrus International Ltd. accounted for 30% and 10% of net sales, respectively.

Backlog

        We had an order backlog of approximately $1,797,000 at March 31, 2004, compared to a backlog of approximately $544,000 at March 31, 2003. The backlog in 2004 was comprised of approximately $1,585,000 and $212,000 for the medical and industrial segments, respectively. The backlog in 2003 was comprised of approximately $419,000 and $125,000 for the medical and industrial segments, respectively. The increase in the medical segment backlog is primarily due to an increase in ENT endoscopes and ENT EndoSheaths for delivery to Medtronic Xomed through the first year of the Medtronic Agreement. The increase in the backlog of the industrial segment was due primarily to an increase in the amount of orders from that segment's existing customer base. We expect to fill over 75% of our order backlog in the fiscal year ending March 31, 2005 ("FY 05").

Manufacturing and Suppliers

        We produce EndoSheaths at our Natick, Massachusetts facility using raw materials, molded parts and components purchased from independent vendors, some of which are manufactured to our specifications. We manufacture our ENT EndoSheaths using proprietary processes that utilize the forming and bonding machines that were manufactured to our specifications. In addition, we use molded purchased parts and a worldwide, royalty-free exclusive license, negotiated with a third party, to manufacture optically clear windows. This license is for windows used in our EndoSheaths for ENT and intubation endoscopes. We have also negotiated a non-exclusive license to include the same technology in our EndoSheaths for use in other markets. Currently, we are using this technology in the ENT EndoSheaths, ENT Channeled EndoSheaths, ENT Sensory EndoSheaths, TNE D EndoSheaths and in EndoSheaths for our bronchoscopes.

        We assemble the GI and pulmonary EndoSheaths using molded and extruded components purchased from independent vendors, some of which are manufactured to our specifications. Most purchased components are available from multiple sources. With the exception of our supply agreement with Pentax Corporation ("Pentax"), discussed below, we have no long-term agreements with any of our vendors or suppliers, and we purchase our required components and supplies on a purchase-order basis. We contract with third parties for the sterilization of all of our EndoSheaths.

        In June 2003, we entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the "3BY Agreements") with Three BY Ltd., an Israeli company ("3BY"). The purpose of the 3BY Agreements was to lower the manufacturing cost of our EndoSheath products, and to provide for increased manufacturing capacity of our ENT EndoSheaths. The 3BY Agreements provide for, among other things, the manufacture of certain of our products by 3BY, and a loan of up to $267,500 from us to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY's facility, to be used to manufacture certain of our products. As of December 31, 2003, we had advanced $267,500 to 3BY. After production has begun, we and 3BY plan to establish a repayment schedule, according to the 3BY Agreements. We expect 3BY will begin to deliver GI, pulmonary and ENT EndoSheaths by the end of our second fiscal quarter of FY 05.

        We assemble our flexible endoscopes for the medical and industrial segments at our Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by us. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles for all endoscopes manufactured for the medical segment and operator control bodies for sigmoidoscopes, are currently being purchased solely from Pentax, who competes with our medical segment in the endoscope market. These components are being purchased pursuant to a supply agreement, which expires in March 2005, subject to earlier termination by mutual consent or upon breach or bankruptcy, and which may be extended with the consent of both parties. We believe that while substitute components, which are currently produced by sources other than Pentax, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of our endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by us. Our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business. To date, we have encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for our ENT endoscopes, our TNE D scopes, our sigmoidoscope or our bronchoscope. However, there can be no assurance that no difficulties or delays will be experienced in the future as we increase our manufacturing operations. The industrial segment purchased approximately $1,477,000 and $833,000 worth of products, for the manufacture of both medical and industrial products, from Pentax in FY 04 and FY 03, respectively.

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

        The flexible endoscopes and related products currently sold and under development by us face competition primarily from medical products companies such as Olympus and Pentax. In addition, any company that is able to significantly redesign flexible endoscopes used without an EndoSheath to simplify the disinfection process, or significantly improve the current methods of disinfecting flexible endoscopes, would provide competition for our products. The principal competitors for our industrial products are Olympus and Welch Allyn, Inc.

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

        We, along with our subsidiaries, currently hold 28 U.S. patents and have 7 U.S. patent applications pending. In addition, we have 17 foreign patents and have 21 foreign patent applications pending. All of these patents relate to our disposable EndoSheaths and reusable flexible endoscopes. The issued patents will expire on various dates in the years 2004 through 2019. In addition to those listed above, we have 1 U.S. patent issued and 6 U.S. patents pending in the U.S. and 12 corresponding foreign applications for Complementary Metal Oxide Semiconductor ("CMOS") image sensor design patents. There can be no assurance that our pending patent applications will result in patents being issued or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. In addition, in the event that another party infringes our patent rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success.

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

        Flexible endoscopes, EndoSheaths, and accessory products have been classified by the FDA as Class II devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance. We expect that we will be required to obtain 510(k) clearance for each additional disposable EndoSheath/reusable flexible endoscope system that we develop in the future.

        Effective July 1998, our Natick, Massachusetts facility was certified as having established, and we continue to maintain, a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, both the Natick and Orangeburg, New York facilities received their EC certificate, indicating they maintain a quality system that conforms to the essential requirements of the Council Directive 93/42/EEC, and apply this system at every stage from design to final controls. In July 2001, our Natick facility was re-certified, through July 2004, as maintaining a quality system that meets the requirements of ISO 9001, EN 46001 and ISO 13485. In addition to the three-year certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system. The most recent surveillance audit was completed in August 2003. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's QSR, which regulate their design, manufacturing, testing, quality control and documentation procedures. We are also required to comply with the FDA's labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 9001 and ISO 13485 status. 3BY is certified as meeting the standards of ISO 9001 and EN 46001.

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

Third-Party Reimbursement

        Hospitals, medical clinics and physicians' offices that purchase medical devices such as our EndoSheaths and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge of third-party reimbursement practices, advice from consultants in this area and our own selling experience, that third-party reimbursement is available for most procedures that utilize our products. However, not all third-party payors will reimburse health-care providers separately for the cost of our EndoSheath.

        Third-party payors use a variety of mechanisms to determine reimbursement amounts for procedures such as endoscopies. In most cases, payment is based upon amounts determined by the Centers for Medicare & Medicaid Services ("CMS"), a governmental agency under the U.S. Department of Health and Human Services. As part of its responsibilities, CMS assigns relative value units ("RVUs") to over 10,000 physician services. An RVU for a specific procedure is comprised of values for work, practice expense and malpractice insurance, and when multiplied by a Conversion Factor, represents a dollar value for a specific procedure.

        CMS has developed practice expense RVUs specific to facility and non-facility settings. Generally, the facility practice expense RVUs will be used for services performed in inpatient or outpatient hospital settings, emergency rooms, skilled nursing facilities or ambulatory surgical centers. The non-facility practice expense RVUs will be used for services performed in all other settings. Based upon a review of calendar year 2004 RVUs for procedures that utilize our ENT EndoSheath, ENT Channeled EndoSheath, ENT Sensory EndoSheath, our TNE D EndoSheath and our products in development for TNE therapeutic and cystoscopy, we believe health care providers will receive payments ranging from 40% to 137% more per procedure for performing them in non-facility settings in 2004 compared to performing these services in facility settings. The increase in the RVUs for practice expense is based upon extensive reviews by CMS of actual practice expense data from the Clinical Practice Expert Panel and the American Medical Association's Socioeconomic Monitoring System.

        We believe that, based upon the resource-based practice expense RVU, the number of procedures performed in non-facility settings will increase. This increase will be due primarily to the increased differential in payments that physicians will receive for performing these procedures. As these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess endoscopes. We believe our disposable EndoSheaths, which eliminate the time and cost of cleaning endoscopes, will provide an economically beneficial alternative to the use of endoscopes without EndoSheaths. This economic benefit is based upon the provider not having to purchase multiple endoscopes, expensive special endoscopes with channels and expensive sterilizing equipment and supplies as well as not having to spend valuable time cleaning endoscopes. In addition, we believe that with approximately 77 million people in the United States over the age of 50, there will be an increase in the potential number of procedures that physicians will be performing. We believe our disposable EndoSheaths combined with the resource-based system for setting values for physician services together represent a sound economic solution for performing diagnostic and therapeutic procedures for a variety of illnesses.

        There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products or that the cost of our EndoSheaths would be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. We believe that the inability of users of our GI and pulmonary EndoSheaths to obtain adequate reimbursement from third-party payors has had a materially adverse effect on us.

Product Liability and Insurance

        The nature of our products exposes the Company to significant product liability risks. We maintain product liability insurance with coverage limits of $2,000,000 per year. We believe that this level of coverage is adequate, given our past sales levels and our anticipated sales levels for FY 05. We evaluate the adequacy of this coverage annually to determine if we need to increase it. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

Research and Development

        We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

        Our research and development expenses, excluding stock-based compensation charges, in FY 02, FY 03 and FY 04 were approximately $320,000, $426,000 and $689,000, respectively.

        In FY 02 our research and development efforts focused on developing a Slide-On ENT Channeled EndoSheath to allow biopsy sampling, and on developing a Slide-On bronchoscope EndoSheath. In FY 03 our research and development efforts focused on finishing the Slide-On bronchoscope EndoSheath and the ENT Channeled EndoSheath, and beginning the development efforts for FEESST and TNE. In FY 04 our research and development efforts focused on completing products for FEESST and TNE. In addition, we completed the development of our ENT-1000 endoscope with Slide-On EndoSheath System, and continued efforts to develop a flexible cardio-thoracic endoscope with EndoSheath System. Also, we began efforts to develop a flexible cystoscope with Slide-On EndoSheath System, and our VEE line. We also have begun development of a line of peripheral products for ENT physicians, including a product for capturing images of patient conditions and archiving them for future reference.

        The cardio-thoracic ("CT") endoscope and EndoSheath System that we are developing for Endoscopic Technologies, Inc. ("Estech") is being designed to provide minimally invasive access to the pericardium in order to enhance visualization during epicardial atrial fibrillation procedures. Estech will have exclusive rights to distribute these products within the field of minimally invasive coronary atrial fibrillation surgery, assuming it meets certain minimum purchases. We expect to complete the development of the CT endoscope and EndoSheath in FY 05.

        Cystoscopy is a procedure that is normally performed to evaluate changes in urinary performance, blood in the urine and to visualize anatomy. These procedures are done in both the office and hospitals settings. We have developed, and will begin, in the first fiscal quarter of FY 05, the manufacture and marketing of a flexible cystoscope with Slide-On EndoSheath System for use by urologists. We believe these products will be useful to urologists to diagnose and take biopsies of bladder tumors, identify obstructions of the bladder and the installation and removal of stents. Cystoscopy and cystoscopy with biopsy have reimbursement codes.

        We plan to develop a TNE therapeutic ("TNE-T") endoscope with Slide-On EndoSheath System in FY 05. This configuration would include a trans-nasal esophagoscope designed to accept our TNE-T EndoSheath that has a channel allowing the physician to perform biopsies in the office. We believe this product will prove useful to increase the practice efficiency of both ENT and GI physicians, by allowing them to do biopsies in their offices.

Employees

        As of April 30, 2004, the Company had 69 employees, including temporary employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success depends in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

Executive Officers of the Company

        Ron Hadani, age 47, has been our President and Chief Executive Officer since February 2003. From 2001 to February 1, 2003, Mr. Hadani was a self-employed consultant, working in various capacities with early-stage companies in the U.S and Israel. From 1999-2001, he served as President of Kontran Medical, LLC. From 1997-1999 he served as Divisional Vice President of U.S. Surgical, a division of Tyco International, Ltd.

        Katsumi Oneda, age 66, a co-founder of the Company, was President and Chief Executive Officer from October 1993 to February 2003, and has served as Chairman of the Board of Directors since October 1993. He served as Vice-Chairman of the Board of Directors of the Company from May 1992 to October 1993, as Honorary Chairman of the Board of Directors from October 1991 to October 1993, and as Chairman of the Board of Directors from September 1990 to October 1991. Mr. Oneda is a director of several private companies. He has been a director since 1987, and is a member of the Executive Committee.

        Lewis C. Pell, age 61, a co-founder of the Company, has been Vice-Chairman of the Board of Directors since May 1992, and is a member of the Executive Committee. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder, or co-founder, and a director of a number of other privately-held medical device companies.

        James A. Tracy, age 55, joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996 Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. He received a CPA certificate in 1975.

        Isao Fujimoto, age 56, has served as Vice President Manufacturing and Engineering of the industrial segment since January 1995. Mr. Fujimoto joined the Company in 1987, and served in a variety of roles in the manufacturing and engineering departments from that date to January 1995.

        Mark S. Landman, age 50, has served as Vice President Operations of the medical segment since July 1999. Mr. Landman joined the Company in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

        Jitendra Patel, age 51, has served as Vice President Sales and Marketing of the industrial segment since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that segment.

        Thomas Olmstead, age 50, has served as Vice President Sales and Marketing for the medical segment since October 1, 2001. From April 2000 to August 2001, Mr. Olmstead served as the Marketing Manager for the Pulmonary Endoscopy Products Group of C.R. Bard, a medical device company. From August 1996 to April 2000, Mr. Olmstead served as the General Manager of Mill-Rose Laboratories, Inc., a medical device manufacturer.

        Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 2.    Properties

        The operations of our medical segment currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease that expires in October 2006. The operations of the Company's industrial segment, and the offices of the Company's corporate segment are located in Orangeburg, New York under a lease for approximately 10,000 square feet, which expires in August 2005.

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

Item 3.    Legal Proceedings

        As of March 31, 2004, there were no material legal proceedings to which we or any of our subsidiaries are a party, or to which any of our properties are subject.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the last quarter of FY 04.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters

        Since October 30, 1997, the Company's Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq SmallCap Market, as reported by Nasdaq during the periods indicated.

Fiscal Year Ended March 31, 2003	High	Low
1st Quarter	$1.85	$1.11
2nd Quarter	1.02	.67
3rd Quarter	1.01	.72
4th Quarter	1.14	.60
Fiscal Year Ended March 31, 2004	High	Low
1st Quarter	$1.41	$.86
2nd Quarter	2.40	1.05
3rd Quarter	2.10	1.35
4th Quarter	3.90	1.56

        Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        As of May 31, 2004, there were 30,873,213 outstanding shares of Common Stock held by 218 stockholders of record, in addition to which there were approximately 1700 beneficial stockholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2004:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)(2)
Equity compensation plans approved by security holders	4,680,664	$1.28	1,324,358
Equity compensation plans not approved by security holders (3)	0	$0	0

Total	4,680,664	$1.28	1,324,358

(1)
In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2004, shares issuable under the 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

(2)
Includes any shares of Common Stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003.

(3)
All of our equity compensation plans have been approved by our stockholders.

        There were no repurchases of registered equity securities during the last quarter of FY 04.

Item 6.    Selected Financial Data

        The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes contained in Appendix A to this report.

	Year Ended March 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$7,055	$7,209	$6,713	$6,430	$9,927
Gross profit	2,262	2,560	2,222	1,667	3,771
Loss from operations	(1,561)	(1,173)	(1,181)	(1,759)	(3,794)
Net loss	(4,778)	(1,291)	(1,895)	(1,707)	(3,748)
Net loss per share	(.24)	(.06)	(.07)	(.06)	(.12)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,581	$3,812	$3,142	$2,869	$2,715
Total assets	4,908	7,195	6,000	5,447	6,729
Total liabilities	1,993	1,969	1,878	1,311	1,763
Stockholders' equity	2,914	5,226	4,122	4,136	4,966

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, general economic conditions and other risks. See "Certain Factors That May Affect Our Future Operating Results." We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

        We develop, manufacture and sell flexible endoscope products for the medical device and industrial device markets. We operate in three reporting segments: medical, industrial and corporate.

Medical Segment

        The medical segment supplies flexible endoscopes and disposable EndoSheaths to the ENT, GI and pulmonary markets. We expect to provide a flexible endoscope with disposable EndoSheath System to the urology market in the year ending March 31, 2005 ("FY 05"). Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, TNE scopes, cystoscopes, sigmoidoscopes and bronchoscopes. The EndoSheaths allow the health-care providers to process patients economically by avoiding the reprocessing of endoscopes after each use. In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

        Our strategy in the medical segment in FY 04 was comprised of three components: a) improve sales distribution, b) lower manufacturing costs and c) increase the number of new product offerings.

  Sales Distribution

        Since September 19, 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic Xomed as part of the Medtronic Agreement. The initial term of the Medtronic Agreement is three years. Thereafter, the Medtronic Agreement will be automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice. Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the United States and Canada to market and sell our ENT EndoSheaths and ENT endoscopes to ENT practitioners. Medtronic Xomed has agreed to certain minimum purchase requirements for the initial twelve-month period of the term. The Medtronic Agreement has resulted in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the quantities of endoscopes and EndoSheaths purchased by Medtronic Xomed. In addition, due to the marketing and sales capabilities of Medtronic Xomed, the Medtronic Agreement has facilitated the introduction of new products to the ENT market, such as the TNE scope with Slide-On EndoSheath System, by allowing quicker market acceptance of these products. As a result of the Medtronic Agreement, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control. We have retained our domestic network of independent sales representatives for the GI and pulmonary product lines. Also, we have retained our own international network of distributors for all our medical product lines.

  Cost Reduction

        In the fourth fiscal quarter of FY 03, we completed the installation of machinery used to manufacture ENT EndoSheaths in our Natick, MA facility. We designed this machinery to lower the cost to manufacture these items by increasing the automation of the assembly process. For FY 04, the operation of the machinery has resulted in a reduction of the standard unit cost of ENT EndoSheaths of approximately 43%. In FY 04 we decided we could reduce manufacturing costs further by sub-contracting the manufacture of our EndoSheaths for the GI, Pulmonary and ENT markets to a company in Israel. That program continues, and we expect to begin to receive product in the second fiscal quarter of FY 05.

  New Products

        In calendar 2003 we have received clearance from the FDA to market our ENT Channeled EndoSheath, our ENT Sensory EndoSheath and our TNE D scope with Slide-On EndoSheath System. In March 2004 we introduced our new small diameter ENT-1000 endoscope with Slide-On EndoSheath System, and we announced that we have CE Marked our TNE D scope with Slide-On EndoSheath System for marketing in Europe. We designed the first two products to allow ENT physicians to perform various procedures in their offices, as opposed to the current practice of performing the procedures in a hospital setting. Using our ENT Channeled EndoSheath or the ENT Sensory EndoSheath, along with the physician's conventional ENT endoscope, gives the ENT physician the ability to perform procedures in the office, instead of traveling to a hospital to utilize a special channeled ENT endoscope. In addition, under reimbursement procedures of the CMS, the ENT physician will receive a higher reimbursement by performing the procedures in their offices than they receive when they perform them in a hospital. We designed the TNE D scope with Slide-On EndoSheath System to give ENT physicians the ability to perform a new procedure, the diagnosis of GERD in their offices, using a local anesthetic. Currently gastroenterologists perform these procedures orally in endoscopy suites or hospitals using conscious sedation. We intend to also market this product to GI physicians, allowing them to perform a diagnostic procedure in their offices, where they will also receive the higher reimbursement rate.

        Our plans for new product introductions in FY 05 include the VEE line of endoscopes, the TNE T endoscope with Slide-On EndoSheath System, a cystoscope with Slide-On EndoSheath System, a line of peripheral products for ENT physician offices and an image-capturing and archiving system for ENT offices.

Industrial Segment

        The industrial segment designs, manufactures and sells flexible endoscopes, termed borescopes, for industrial users, and manufactures and repairs flexible endoscopes for the medical segment. The industrial segment users consist primarily of companies in the aircraft engine manufacturing and maintenance markets and the defense market.

Corporate Segment

        The corporate segment consists of certain administrative and business development activities applicable to the company as a whole.

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

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104) and EITF 00-21 Revenue Arrangements with Multiple Deliverables. These pronouncements requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) is based on management's judgment regarding the collectibility of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Non-qualified Options Issued to Non-employees

        For FY 02—04 we accounted for certain non-qualified options granted to non-employees to purchase our common stock in accordance the EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and carried these contracts at fair value, with any changes in fair value recorded in the results of operations. Fair values for certain non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. The Company uses the Black-Scholes option pricing model to determine the fair market value of non-qualified options.

        Effective March 31, 2004, we amended the non-qualified option agreements previously granted to non-employees. This amendment provides that we may settle our obligation to the holder by delivering unregistered shares to the holder. As a result of this amendment, we now account for these non-qualified options as equity instruments, and the fair market value of these options was transferred to the equity section of our balance sheet. We will account for these options in accordance with the provisions of EITF 96-18.

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

Results of Operations

Fiscal Years Ended March 31, 2004 and 2003

  Sales

        Net sales in FY 04 were $9,927,126, an increase of $3,497,484, or 54%, compared to net sales in FY 03. Sales in the medical segment increased by $2,925,540, or 77%, to $6,700,606, while sales of the industrial segment increased by $571,944, or 22% to $3,226,520. In the medical segment, sales by market in FY 04 and FY 03 were as follows ($000's):

Market	Sales FY 04	Sales FY 03	Increase (Decrease)	Percent
ENT	$5,901	$3,070	$2,831	92%
GI	509	463	46	10%
Pulmonary	55	83	(28)	(34)%
Other	236	159	77	48%

Total medical	$6,701	$3,775	$2,926	77%

Medical Segment—ENT Market

        Sales to the ENT market include products for the domestic and international markets as follows:

ENT Market	Sales FY 04	Sales FY 03	Increase (Decrease)	Percent
Domestic	$3,745	$1,748	$1,997	114%
International	2,156	1,322	834	63%

Total ENT	$5,901	$3,070	$2,831	92%

        We further delineate the products sold to the domestic market, as follows:

Products	Sales FY 04	Sales FY 03	Increase (Decrease)	Percent
ENT Slide-On EndoSheaths	$1,760	$1,431	$329	23%
ENT Endoscopes	774	317	457	144%
TNE D Slide-On EndoSheaths	113	—	113	100%
TNE D Endoscopes	795	—	795	100%
All other	303	—	303	100%

Total Domestic ENT	$3,745	$1,748	$1,997	114%

        The primary reasons for the increase in sales of products to the domestic ENT market were the changing of our distribution method from independent sales representatives to exclusive distribution in the U.S. and Canada with Medtronic Xomed, and the release of several new products. As of March 31, 2004, Medtronic Xomed has purchased more than the proportional quantity of ENT endoscopes and EndoSheaths that they contracted to purchase in the first year of the Medtronic Agreement. In addition, Medtronic Xomed has purchased our flexible TNE D scope with Slide-On EndoSheath System, as well as a variety of accessories, for resale in the ENT market. Total sales to Medtronic Xomed in FY 04 were approximately $2.9 million. As a result of the Medtronic Agreement, the success of our ENT product lines are substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control.

        We expect to negotiate the quantities of endoscopes and EndoSheaths for delivery from September 2004 through August 2005 ("Year 2") with Medtronic Xomed by the end of August 2004. There is no assurance that quantities and unit prices will be as favorable to us in Year 2 of the Medtronic Agreement as they have been in the first year. However, relations between us and

Medtronic Xomed are open, and we expect we will negotiate quantities and prices for the second year that will be beneficial to both companies.

        Unit sales of ENT EndoSheaths to the domestic market were 210,140, an increase of 58%, compared to unit sales in FY 03. Unit sales of ENT endoscopes were 230, an increase of 151, or 191%, compared to unit sales in FY 03. The average unit sales price ("ASP") for ENT EndoSheaths and ENT endoscopes declined in FY 04, compared to FY 03, due to the Medtronic Agreement. However, the higher volume more than offset those price decreases.

        During FY 04 we released the Slide-On ENT Sensory EndoSheath, the flexible TNE D scope with Slide-On EndoSheath System and our ENT-1000 endoscope with Slide-On EndoSheath System. We recorded sales of all these products, with the TNE D scope with Slide-On EndoSheath System being the most prominent. We plan to show significant increases in sales of these products in FY 05. In addition, we expect to release other new products in FY 05 that will be additive to sales. These include our flexible cystoscope with Slide-On EndoSheath System, the TNE T with Slide-On EndoSheath System and a full line of VEE products for the ENT, GI and urology markets. In addition, we are planning to release a line of peripherals, including equipment for archiving patient images and complete our flexible endoscope with Slide-On EndoSheath System for the cardiothoracic market.

        We further delineate the products sold to the international market as follows:

Products	Sales FY 04	Sales FY 03	Increase (Decrease)	Percent
ENT Slide-On EndoSheaths	$1,587	$1,064	$523	49%
ENT Endoscopes	496	258	238	92%
TNE D Slide-On EndoSheaths	2	—	2	100%
TNE D Endoscopes	56	—	56	100%
All other	15	—	15	100%

Total International ENT	$2,156	$1,322	$834	63%

        Unit sales of ENT EndoSheaths to the international market were 273,191, an increase of 50%, compared to unit sales in FY 03. We sold 144 ENT endoscopes in FY 04, an increase of 89%, compared to unit sales in FY 03. The ASP for ENT EndoSheaths and ENT endoscopes were approximately the same in FY 04, compared to FY 03. The increase in sales was due primarily to higher demand from Europe, where health care providers consider the use of the ENT EndoSheaths to be a cost-effective alternative to the time-consuming process of having to disinfect endoscopes after each use. In addition, concerns regarding cross-infection, specifically about the spread of variant Creutzfeldt-Jacob disease, persist in Europe. Also in FY 04, the value of the U.S. Dollar in relation to the Euro resulted in a favorable competitive advantage to our ENT endoscope, compared to the cost of endoscopes manufactured in other countries in Europe. In FY 05 we plan to increase the prices of the ENT endoscope and ENT EndoSheath by 5% and 8%, respectively. Our internal analysis of the effect of this price increase on units sold in FY 04 indicated approximately 13% of the increase in the sales of EndoSheath units likely were caused by advance purchases by our international distributors. This may have the effect of partially reducing our expected increase in unit sales in our first fiscal quarter of FY 05, but we do not believe it should have a significant effect on the future growth of the market.

        During FY 04 we signed agreements with three new distributors in Europe and the Middle East. Although sales to those distributors were not material in FY 04, we expect sales to both these new distributors and our current distributors will improve in FY 05 due to our marketing efforts, and to the continued release of the new products mentioned above to them. These marketing efforts in FY 05 include attending more trade shows, and hosting product symposiums for physicians where they can experience the benefits that our products can have on the efficiency of their practices, and the protection our products offer to patients. In addition, we plan to continue to sign agreements with distributors in countries where we do not have a presence. As of May 31, 2004 we have 23 independent distributors, covering Europe, the Far East, Australia, South America and the Middle East.

Medical Segment—GI and Pulmonary Markets

        Sales of endoscopes and EndoSheaths to the GI market continue to show little growth. Sales of endoscopes and EndoSheaths to the pulmonary market decreased. We have a loyal group of users of these products, and we plan to continue to supply them with product in FY 05, but we expect sales of these products will continue to show little growth, or even be negative compared to sales in FY 04. We believe the continued lack of reimbursement for the GI and pulmonary EndoSheath by insurance companies to health care providers is the primary cause for this lower demand. We do not expect demand for our GI and pulmonary EndoSheaths to increase, as health care providers cannot, in general, obtain separate reimbursement for the EndoSheath, thus discouraging its use. We increased the price of these EndoSheaths in November 2002 to help us recover our costs to manufacture them. By the second fiscal quarter of FY 05 we plan to have these products manufactured at our subcontractor in Israel, where we expect the costs to be approximately 50% less than our current costs.

Industrial Segment

        Sales in FY 04 of products in this segment increased as demand for new borescopes rebounded from prior years. We expect demand for new products of this segment to remain flat in FY 05.

  Gross Profit

        Gross profit was $3,771,450, an increase of $2,104,220, compared to FY 03. The gross profit of the medical segment increased by approximately $1,775,000 to $2,796,000, and was 42% of sales, compared to 27% of sales in FY 03. Gross profit of the industrial segment increased by approximately $329,000 to $975,000 and was 30% of sales, compared to 24% of sales in FY 03.

        The increase in the gross profit of the medical segment was primarily due to the higher unit volume of ENT EndoSheaths and endoscopes for the ENT market, including the new TNE D scope. In FY 04 we experienced the full effect of the new machinery in Natick, MA used to manufacture ENT EndoSheaths that helped to reduce our standard unit costs by approximately 43%. In addition, we controlled our spending for fixed overhead expenses, increasing our efficiency and allowing us to realize a large portion of the gross profit generated by the higher unit volume.

        During FY 04, we began the process of moving the manufacturing of our GI and pulmonary EndoSheaths to a sub-contractor in Israel, where we expect the unit costs of these products will decline by approximately 50%. We advanced $267,500 to the subcontractor for the purchase and installation of machinery to produce ENT EndoSheaths. The transfer of the manufacturing of the GI and pulmonary products and the installation of the line of ENT manufacturing equipment has taken longer than we had expected due to delays in the manufacturing of the equipment and difficulties inherent in the transfer of production techniques. We expect to begin receiving manufactured product from Israel during our second fiscal quarter of FY 05.

        The higher gross profit in the industrial segment was due primarily to the higher volume of new product sold to customers, and to efficiencies attained by the increase in production of endoscopes for the medical segment. In addition, the industrial segment was able to reduce its reserves for obsolete inventory by using approximately $50,000 of parts previously reserved for in the production of endoscopes in FY 04. We expect the volume of sales to industrial customers of this segment will be flat in FY 05, but there can be no assurance that sales will not decline due to lower production of jet engines and reduced air travel. We plan to increase the quantity of endoscopes manufactured by the industrial segment for the medical segment significantly in the second half of FY 05. Although we expect this increase will result in increased absorption of overhead, there can be no assurance that at some point we will not need to increase our overhead spending in this segment

  Operating Expenses

        Operating expenses increased by $625,784 in FY 04, compared to FY 03. Selling, general and administrative expenses ("SG&A") increased by $363,367, and research and development ("R&D") increased by $262,417. In the medical segment, SG&A expenses increased by approximately $45,000, due primarily to higher spending on legal fees related to intellectual property of approximately $75,000, and higher spending for marketing consulting of approximately $83,000. These were partially offset by lower spending for sales commissions of approximately $114,000, due to the elimination of our independent sales representative network for ENT products when we signed the Medtronic Agreement. In the industrial segment, SG&A costs declined by approximately $100,000 due primarily to lower personnel costs of approximately $45,000, lower charges for depreciation of approximately $31,000 and lower spending for travel and entertainment of approximately $22,000. In the corporate segment, SG&A costs increased by approximately $418,000 due primarily to higher personnel costs of approximately $173,000, due to a full year of salary for our CEO, higher charges for professional fees of approximately $203,000, due to fees related to the Medtronic Agreement and the 3BY Agreements and severance costs of $35,000, due to the separation from service of a corporate officer.

        R&D expenses increased in the medical segment by approximately $289,000, while declining by approximately $27,000 in the corporate segment. In the medical segment costs for personnel to work on projects increased by approximately $150,000. The remainder of the increase was due primarily to costs related to the development of new products: ENT-1000, TNE D scope, cystoscope, ENT Sensory EndoSheath, the flexible endoscope and EndoSheath System for the cardiothoracic market, the line of peripheral products for image capture and archiving and the VEE program. We reduced our efforts in Israel for the application of CMOS patent applications. We expect our R&D expense will be greater in FY 05 than in FY 04 due to continued development work on the products listed above, and for other new products where we believe our EndoSheath technology can increase physicians' practice efficiency.

        We recorded a charge of $3,398,036 for an increase in the fair market value of non-qualified stock options granted to non-employees, of which approximately $2.9 million was incurred in our fourth fiscal quarter. See footnote 1(m) in the attached financial statements. We used the Black-Scholes option pricing model to value these options, a primary component of which is the fair market value of the underlying common stock at the date of valuation. Our stock price increased from $1.72 per share at December 31, 2003 to $3.69 at March 31, 2004, resulting in the largest component of the charge. As of March 31, 2004, we amended the contracts to allow us to issue unregistered securities to option holders upon their exercise. This change resulted in a reclassification of these non-qualified stock options from liability instruments to equity instruments. Consequently, we will account for these options in accordance with EITF 96-18. We may incur charges for stock-based compensation for the issuance of new options in the future, but we do not expect a charge for this group of non-qualified options issued to non-employees.

  Other Income (Expense)

        Interest income declined, due primarily to lower interest rates during FY 04. Other income increased slightly due to higher royalties on a patent licensed to a company in the urology market.

        Our net loss of $3,748,203, or $.12 per share, would have been $350,167, or $.01 per share without the charge for stock-based compensation. This compares to a loss of $1,822,104, or $.07 per share in FY 03, excluding the credit for stock-based compensation in that year. The number of shares increased due to the sale of new shares in April 2003 and option exercises by employees and non-employees during FY 04.

Fiscal Years Ended March 31, 2003 and 2002

  Sales

        Net sales in FY 03 were $6,429,642, a decrease of $283,465, or 4%, compared to net sales in FY 02. Sales in the medical segment increased by $311,049, or 9%, to $3,775,066, while sales of the industrial segment declined by $594,514, or 18%, to $2,654,576. In the medical segment, the change in sales by market was as follows ($000's):

Market	Sales FY 03	Sales FY 02	Increase (Decrease)	Percent
ENT	$3,070	$2,686	$384	14%
GI	463	567	(104)	(18)%
Pulmonary	83	43	40	93%
Other	159	168	(9)	(5)%

Total medical	$3,775	$3,464	$311	9%

Medical Segment—ENT Market

        Sales to the ENT market include products for domestic and international markets as follows:

ENT Market	Sales FY 03	Sales FY 02	Increase (Decrease)	Percent
Domestic	$1,748	$1,547	$201	13%
International	1,322	1,139	183	16%

Total ENT	$3,070	$2,686	$384	14%

        We further delineate the products sold to the domestic ENT market as follows:

Products	Sales FY 03	Sales FY 02	Increase (Decrease)	Percent
ENT Slide-On EndoSheaths	$1,431	$1,231	$200	16%
ENT Endoscopes	317	316	1	—%

Total Domestic ENT	$1,748	$1,547	$201	13%

        The primary reason for the increase in sales of ENT EndoSheaths was an increase in the number of customers and an increase in usage per customer, offset partially by lower pricing for first-time users. We sold 132,745 ENT EndoSheath units in FY 03, an increase of 23%, compared to FY 02. Our user base grew by 128 customers in FY 03, an increase of 16%, compared to FY 02. We believe the larger customer base was due to our pro-active efforts to contact ENT health-care providers and also to promotional pricing for first-time users. We believe the increased usage by customers was due primarily to the improved practice efficiencies they realize when using the ENT EndoSheath.

        We further delineate the products sold to the international ENT market as follows:

Products	Sales FY 03	Sales FY 02	Increase (Decrease)	Percent
ENT Slide-On EndoSheaths	$1,063	$768	$295	38%
ENT Endoscopes	259	371	(112)	(30)%

Total International ENT	$1,322	$1,139	$183	16%

        In the international market we sold 182,690 ENT EndoSheath units, an increase of 40%, compared to FY 02. This increase was due primarily to higher demand for the EndoSheath in Europe, where cost considerations related to disinfecting endoscope are important, and concerns regarding cross-infection, specifically about the spread of variant Creutzfeldt-Jacob disease, persisted.

        The decline in sales of ENT endoscopes to the international market was due to a number of factors, such as local country promotions of competitor's products and particular needs of some customers that do not repeat consistently from year to year. We experienced this in our fourth fiscal quarter of FY 03 when large orders of endoscopes that we delivered in the comparable fiscal quarter of FY 02 did not recur in FY 03.

Medical Segment—GI and Pulmonary Markets

        Sales of endoscopes and EndoSheaths to the GI and pulmonary markets decreased due primarily to the continued lack of reimbursement for these EndoSheaths by insurance companies to health care providers. In addition, we increased the price of these products in November 2002 to help us recover our costs, and this resulted in some users abandoning the products.

Industrial Segment

        Sales in FY 03 of products in this segment declined by approximately $470,000, or 22%, and sales of repair services declined by approximately $124,000, or 11%, compared to FY02. This segment continued to suffer from lower demand by the manufacturers of commercial jet engines.

  Gross Profit

        Gross profit was $1,667,230, a decrease of $555,148, or 25%, compared to FY 02. The gross profit of the medical segment increased by $17,195 to $1,021,535, and was 27% of sales, while the gross profit of the industrial segment decreased by $572,343 to $645,695, and was 24% of sales.

        The increase in the gross profit of the medical segment was due to the higher unit volume of ENT EndoSheaths, offset partially by lower volume and higher unit costs of GI and pulmonary EndoSheaths. The higher prices for GI EndoSheaths did not take effect until Q4 03, whereas the higher costs reflected changes to standard costs made at the end of FY 02.

        During FY 03, we lowered the unit costs of ENT EndoSheaths by installing new production equipment that automates much of the process. As we did not complete that installation until our fourth fiscal quarter, the effect of these cost savings were not as great for all of FY 03 as the combined effects of volume and prices.

        The lower gross profit in the industrial segment was due primarily to the lower volume of shipments. The industrial segment continued to look for contracts in other markets, especially in defense, to replace the lost volume in the commercial aircraft engine manufacturing market.

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

        Research and development expenses increased in the medical segment by approximately $136,000, while declining by approximately $30,000 in the corporate segment. In the medical segment we hired more personnel to work on our new projects, while we reduced our efforts in Israel for the application of CMOS patent applications. In the medical segment, we concentrated on developing three new products that we believe would address market needs to allow physicians to perform procedures in their offices that currently they could only perform in a hospital setting.

        We recorded a reduction in stock-based compensation costs in FY 03 related to various non-qualified stock options granted to non-employees that are valued at fair market value. This reduction was due primarily to a lower stock price at the end of FY 03 than FY 02, and less volatility in the price of our common stock during FY 03 as compared to FY 02.

  Other Income (Expense)

        We did not record equity in the losses of 3DV in FY 03, as our investment balance was $0 at March 31, 2002 and did not made further investments in that entity. Interest income declined, due primarily to lower interest rates and to declining cash balances during FY 03. Other income increased due to higher royalties on a patent licensed to a company in the urology market.

        Our net loss was $1,707,095, or $.06 per share, compared to $1,894,527, or $.07 per share, in FY 02. The number of shares increased due to the sale of new shares in March 2003 and option exercises during FY 03.

Liquidity and Capital Resources

        In FY 04, the amount of cash used in our operations was approximately $741,000, compared to a usage of approximately $1,718,000 in FY 03. The improvement in our loss before stock-based compensation charges was the primary cause for the improvement, offset by a usage of approximately $595,000 to support working capital. We expect our working capital needs will increase, especially for accounts receivable due to higher sales, and to inventory due to manufacturing a broader range of product offerings and a desire to build safety stock for some key inventory components.

        Cash used in investing activities was approximately $365,000, comprised of spending for the purchase of property and equipment to support our increased production, the purchase and installation of new computers and advances to 3BY used to build machines for the ENT line. We expect we will spend approximately $700,000 for new property, plant and equipment in FY 05, primarily for production equipment related to the manufacture of new products, changes to our offices in Natick and Orangeburg and further improvements in our computer networks.

        Cash generated from financing activities totaled approximately $1,078,000. The primary source of this cash was the exercise of options to purchase common stock by employees and non-employees during the fiscal year, and the completion of a private placement of 524,098 shares of our Common Stock in April 2003. There are approximately 2.9 million vested options to purchase Common Stock outstanding at March 31, 2004, about evenly split between employees and non-employees. These options have a weighted average exercise price of $1.40 per share. It is possible some of these options will be exercised in FY 05.

        The primary composition of customers in the medical segment includes Medtronic Xomed and international distributors. We have good relations with all these customers and expect our collection experience will remain approximately the same in FY 05 as in FY 04. Our days sales outstanding ("DSO"), a calculation of the number of calendar days that accounts receivable remain unpaid, at March 31, 2004 for the medical segment was 33. The composition of customers in the industrial segment includes large and small industrial companies, and aircraft maintenance companies. The DSO for that group of customers was 47 at March 31, 2004. We monitor our customer accounts formally on a monthly basis, and more often as necessary. During FY 04, the change in our strategy from selling directly to a customer base of approximately 1,000 customers in the ENT market to selling to one customer, Medtronic Xomed, our exclusive distributor of products to the ENT market in the U.S.A. and Canada, and our experience of steady collections from them resulted in a higher confidence level in the balance of accounts receivable, resulting in a reduction to the allowance for doubtful accounts of approximately $24,000, net. We will continue to monitor our receivables and will adjust the allowance for doubtful accounts accordingly.

        At March 31, 2004, our principal sources of liquidity included $2.7 million in cash and cash equivalents. In July 2003, we renewed our bank agreement, which is subject to renewal in July 2004. This bank agreement includes a revolving line of credit under which we may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and banker's acceptances. Borrowings under these loan arrangements must be fully cash collateralized. The agreement also stipulates that when we achieve positive cash flow, as defined in the agreement, we will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of the pledged cash collateral. Any borrowing under this demand line would bear interest at the prime rate, which was 4.00% on March 31, 2004.

        We have incurred losses since our inception, and although we expect to reach break even in FY 05, there can be no assurance that we will be successful. We have funded the losses principally with the proceeds from public and private equity financings. We expect to generate operating income in the second half of FY 05, due primarily to higher sales and lower costs of production in the medical segment. There can be no assurance that our strategy will result in an operating income during FY 05, and we may seek equity capital during FY 05. However, there can be no assurance that capital will be available on terms acceptable to us, if at all.

Contractual Obligations

        The following chart summarizes our contractual obligations as of March 31, 2004.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Operating leases	$701,347	$331,723	$369,624	$0	$0

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Certain Factors That May Affect Our Future Operating Results

        Factors that may affect our future operating results include, without limitation, the following:

        We have incurred substantial losses since our inception, and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 05, due primarily to increased working capital and capital expenditures. We had cash and marketable securities totaling $2.7 million as of March 31, 2004. Although we do not anticipate the need for additional financing in FY 05, management has decided that new financing may be desirable. However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

        There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products. In addition, reimbursement standards and rates may change. We believe that the failure of users of our GI and pulmonary products to obtain adequate reimbursement from third-party payors has had a materially adverse effect on our sales.

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

        The nature of our products expose us to significant product liability risks. We maintain product liability insurance with coverage limits of $2,000,000 per year. We believe that this level of coverage is adequate, given our past sales levels, our anticipated sales levels for FY 05 and our claims expereince. We will reevaluate the adequacy of this coverage when and if our sales substantially increase. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

  Recently Issued Accounting Standards

        In November 2002, the EITF reached consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF No. 00-21 was effective for the Company beginning October 1, 2003. Adoption of EITF No. 00-21 did not have a material effect on the Company's operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We, in the normal course of business, are subject to the risks associated with fluctuations in interest rates and changes in foreign currency exchange rates.

Interest and Market Risk

        We attempt to limit our exposure to interest rate and credit risk by placing our investments with high-quality financial institutions and we have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. We have not used derivative financial instruments in our investment portfolio.

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

Foreign Currency Exchange

        We face exposure to adverse movements in the value of the Japanese yen due to purchases of raw materials from Japanese suppliers. This exposure may change over time, and could have a materially adverse effect on our financial results. We may attempt to limit this exposure by purchasing forward contracts, as required. Most of our liabilities are settled within 90 days of receipt of materials. At March 31, 2004, our liabilities relating to Japanese yen were approximately $90,000.

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

        During FY 02 and the subsequent interim period preceding the decision to change principal accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Arthur Andersen's reports on our financial statements for the two years preceding their dismissal did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During FY 02 and the subsequent interim period preceding the decision to change principal accountants, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

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

Item 9A.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15e) and 15d-15(e) as of March 31, 2004, the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

b) Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item appears under the headings "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), which sections are incorporated herein by reference, and in Part I hereof under the caption "Executive Officers of the Company."

        The information regarding our code of ethics and the audit committee and audit committee financial experts is contained under the captions "Code of Ethics" and "Report of the Audit Committee of the Board of Directors", respectively, in our 2004 Proxy Statement.

Item 11.    Executive Compensation

        The information required by this Item appears under the headings "Proposal 1: Election of Directors—Director Compensation", "—Executive Compensation", "—Agreements with Named Executive Officers", and "—Compensation Committee Report on Executive Compensation" in the 2004 Proxy Statement, which sections are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 2004 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption "Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption "Market for Registrant's Common Stock and Related Stockholder Matters."

Item 14.    Principal Accountant Fees and Services

        The information required in this item is incorporated herein by reference from the 2004 Proxy Statement.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.

1.
Financial Statements. The following financial statements and schedules of Vision-Sciences, Inc. are included as Appendix A of this Report:

    Report of Registered Independent Public Accounting Firm

    Report of Independent Public Accountants for the Years Prior to March 31, 2003

    Consolidated Balance Sheets—March 31, 2003 and 2004.

    Consolidated Statements of Operations—For the years ended March 31, 2002, 2003 and 2004.

    Consolidated Statements of Stockholders' Equity—For the years ended March 31, 2002, 2003 and 2004.

    Consolidated Statements of Cash Flows—For the years ended March 31, 2002, 2003 and 2004.

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

VISION-SCIENCES, INC.
DATE: JUNE 29, 2004	By:	/s/ RON HADANI Ron Hadani President, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RON HADANI Ron Hadani	President and CEO (Principal Executive Officer), Director	June 29, 2004
/s/ JAMES A. TRACY James A. Tracy	Vice President Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	June 29, 2004
/s/ KATSUMI ONEDA Katsumi Oneda	Chairman of the Board of Directors	June 29, 2004
/s/ LEWIS C. PELL Lewis C. Pell	Vice Chairman of the Board of Directors	June 29, 2004
/s/ KENNETH ANSTEY Kenneth Anstey	Director	June 2, 2004
/s/ WILLIAM F. DOYLE William F. Doyle	Director	June 4, 2004
/s/ JOHN J. WALLACE John J. Wallace	Director	June 2, 2004

APPENDIX A

Vision-Sciences, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2003 and 2004
Together with Auditors' Report

VISION-SCIENCES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Vision-Sciences, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries as of March 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Vision-Sciences, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of March 31, 2002, and for the year then ended were audited by other auditors who have ceased operations and whose report dated May 6, 2002 expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2003 and 2004 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts
May 20, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Vision-Sciences Inc.'s filing on Form 10-K for the year ended March 31, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The balance sheets as of March 31, 2001 and March 31, 2002 and the statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and March 31, 2001 referred to in this report have not been included in the accompanying financial statements.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
May 6, 2002

Vision-Sciences, Inc. and Subsidiaries

Consolidated Balance Sheets—March 31, 2003 and 2004

	2003	2004
Assets
Current Assets:
Cash and cash equivalents	$2,744,143	$2,714,941
Marketable securities available for sale	125,072	—
Accounts receivable, net of allowance for doubtful accounts of $77,185 and $52,800 in 2003 and 2004, respectively	736,711	1,683,459
Inventories, net	1,160,372	1,352,716
Prepaid expenses and other current assets	51,113	62,182

Total current assets	4,817,411	5,813,298

Property and Equipment, at cost:
Machinery and equipment	3,393,099	3,623,854
Furniture and fixtures	208,934	212,002
Leasehold improvements	467,620	473,411

	4,069,653	4,309,267
Less—Accumulated depreciation and amortization	3,529,977	3,728,242

	539,676	581,025

Advance to 3BY Ltd.	—	267,500

Other Assets, net of accumulated amortization of $41,087 and $47,428 in 2003 and 2004, respectively	89,759	66,751

Total assets	$5,446,846	$6,728,574

Liabilities and Stockholders' Equity
Current Liabilities:
Acceptances payable to a bank	$10,621	$51,766
Current portion of note payable	—	17,495
Accounts payable	294,312	681,998
Accrued expenses	804,139	970,755

Total current liabilities	1,109,072	1,722,014

Potential Obligations to Non-qualified Option Holders (Note 1 m)	201,648	—

Long term Portion of Note Payable	—	40,614

Commitments (Note 6)
Stockholders' Equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares	—	—
Issued and outstanding—none
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—29,588,280 shares and 30,687,963 shares at March 31, 2003 and 2004, respectively	295,882	306,879
Additional paid-in capital	60,082,930	64,649,956
Accumulated deficit	(56,242,686)	(59,990,889)

Total stockholders' equity	4,136,126	4,965,946

Total liabilities and stockholders' equity	$5,446,846	$6,728,574

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Fiscal Years Ended March 31, 2002, 2003 and 2004

	2002	2003	2004
Net Sales	$6,713,107	$6,429,642	$9,927,126
Cost of Sales	4,490,729	4,762,412	6,155,676

Gross profit	2,222,378	1,667,230	3,771,450
Selling, General and Administrative Expenses (1)	2,989,394	3,115,008	3,478,375
Research and Development Expenses (1)	320,086	426,210	688,627
Stock-based compensation	93,941	(115,009)	3,398,036

Loss from operations	(1,181,043)	(1,758,979)	(3,793,588)
Interest Income	118,660	37,652	30,387
Interest Expense	(6,382)	(724)	—
Equity in Losses of 3DV Systems Ltd. (Note 4)	(500,000)	—	—
Other Income	1,407	14,956	14,998

Net loss before cumulative effect of change in accounting principle	(1,567,358)	(1,707,095)	(3,748,203)
Cumulative Effect of Change in Accounting Principle (Note 1M)	327,169	—	—

Net loss	$(1,894,527)	$(1,707,095)	$(3,748,203)

Basic and Diluted Net Loss per Common Share	$(.07)	$(.06)	$(.12)

Shares Used in Computing Basic and Diluted Net Loss per Common Share	26,988,494	27,202,051	30,213,223

(1) Excludes non-cash stock-based compensation as follows:
Selling, General and Administrative Expenses	$60,545	$75,588	$814,992
Research and Development Expenses	33,396	(190,597)	2,583,044

	$93,941	$(115,009)	$3,398,036

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

for the Fiscal Years Ended March 31, 2002, 2003 and 2004

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
Balance, March 31, 2001	26,520,831	$265,207	$57,601,457	$(52,641,064)	$5,225,600	$
Sale of common stock, net	582,524	5,825	594,175	—	600,000
Exercise of stock options	2,000	20	2,355	—	2,375
Reclass of potential obligations to non-qualified option holders	—	—	188,515	—	188,515
Net loss	—	—	—	(1,894,527)	(1,894,527)		(1,894,527)

Total Comprehensive Loss							(1,894,527)
Balance, March 31, 2002	27,105,355	271,052	58,386,502	(54,535,591)	4,121,963
Sale of common stock, net	2,385,568	23,856	1,569,489	—	1,593,345
Exercise of incentive stock options	16,000	160	19,567	—	19,727
Exercise of non-qualified stock options	81,357	814	107,372	—	108,186
Net loss	—	—	—	(1,707,095)	(1,707,095)		(1,707,095)

Total Comprehensive Loss							(1,707,095)
Balance, March 31, 2003	29,588,280	295,882	60,082,930	(56,242,686)	4,136,126
Sale of common stock, net	524,098	5,241	323,771	—	329,012
Exercise of incentive stock options	485,800	4,858	574,596	—	579,454
Exercise of non-qualified stock options	89,785	898	68,975	—	69,873
Compensation expense related to employee non-qualified stock options	—	—	16,484	—	16,484
Compensation expense related to non-qualified stock option exercises	—	—	180,801	—	180,801
Conversion of non-qualified stock options to non-employees to equity instruments	—	—	3,402,399	—	3,402,399
Net loss	—	—	—	(3,748,203)	(3,748,203)		(3,748,203)

Total Comprehensive Loss							$(3,748,203)

Balance, March 31, 2004	30,687,963	$306,879	$64,649,956	$(59,990,889)	$4,965,946

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Fiscal Years Ended March 31, 2002, 2003 and 2004

	2002	2003	2004
Cash Flows from Operating Activities:
Net loss	$(1,894,527)	$(1,707,095)	$(3,748,203)
Adjustments to reconcile net loss to net cash used in operating activities—
Cumulative effect of adopting EITF 00-19	327,169	—	—
Depreciation and amortization	220,063	238,736	204,606
Equity in losses of 3DV Systems Ltd.	500,000	—	—
Stock-based compensation from non-qualified stock options	93,941	(115,009)	3,398,036
Changes in assets and liabilities—
Accounts receivable	313,515	97,866	(946,748)
Inventories	(187,165)	32,809	(192,344)
Prepaid expenses and other current assets	(10,593)	25,819	(11,069)
Accounts payable	(728)	7,582	387,686
Accrued expenses	(274,299)	(299,017)	166,616

Net cash used in operating activities	(912,624)	(1,718,309)	(741,420)

Cash Flows from Investing Activities:
Decrease in marketable securities	991,623	126,373	125,072
Purchase of property and equipment, net of disposals	(311,316)	(114,496)	(239,614)
Advances to 3BY Ltd.	—	—	(267,500)
Other assets	—	—	16,667

Net cash provided by (used in) investing activities	680,307	11,877	(365,375)

Cash Flows from Financing Activities:
Proceeds from (payments of) acceptances payable to a bank, net	4,513	(32,605)	41,145
(Payments of) proceeds from note payable	(52,931)	(23,989)	58,109
Proceeds from the sale of common stock, net	600,000	1,593,345	329,012
Proceeds from exercise of stock options	2,375	23,460	649,327

Net cash provided by financing activities	553,957	1,560,211	1,077,593

Net Increase (Decrease) in Cash and Cash Equivalents	321,640	(146,221)	(29,202)
Cash and Cash Equivalents, beginning of year	2,568,724	2,890,364	2,744,143

Cash and Cash Equivalents, end of year	$2,890,364	$2,744,143	$2,714,941

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Computer equipment acquired in exchange for note payable	$—	$—	$58,109

Conversion of potential obligation to non-qualified option holders	$—	$—	$3,402,399

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$6,382	$724	$—

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

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

        The Company was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories are used within two industry segments, medical and industrial. The medical segment designs, manufactures and markets proprietary single-use sheaths that slide onto the insertion tube of flexible endoscopes used by health-care providers. The sheaths allow quick, efficient product turnover for health-care providers while ensuring a sterile insertion tube for each patient. The industrial segment designs, manufactures and markets borescopes for the industrial market, and manufactures and repairs endoscopes for the medical segment. Endoscopes and borescopes provide minimally invasive access to areas not readily visible to the human eye. Segment information is presented in Note 8.

        The Company expects to derive a substantial portion of its future revenues from its various endoscope and EndoSheath Sytems. The Company has invested substantial funds developing these products. The Company has incurred losses for the fiscal years ended March 31, 2002, 2003 and 2004, and may incur a loss for the fiscal year ending March 31, 2005. Management believes the Company will not require additional financial support for fiscal year 2005. However, management may seek additional equity capital during fiscal 2005. The Company is also subject to risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (FDA) clearance and regulation, and dependence on key personnel.

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

  (b) Basic and Diluted Net Loss per Common Share

        The Company calculates earnings per share according to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended March 31, 2002, 2003 and 2004, diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options, totaling 3,330,369, 4,051,082 and 4,680,664 respectively, would be antidilutive.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2004

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

  (d) Revenue Recognition

        The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists. Generally, the Company does not enter into multiple element arrangements.

  (e) Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

        The components of inventories are as follows:

	March 31,
	2003	2004
Raw materials	$567,008	$726,221
Work-in-process	155,723	297,220
Finished goods	437,641	329,275

	$1,160,372	$1,352,716

        Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

  (f) Other Assets

        Other assets consist of deposits and patent costs. Patent costs are amortized on a straight-line basis over 17 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. The Company believes that the carrying value of these assets is fully realizable at March 31, 2004.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(1) Operations and Significant Accounting Policies (Continued)

  (g) Foreign Currency Transactions

        The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, Foreign Currency Translation. For each of the three years in the period ended March 31, 2004, these amounts were not material. The Company translates the financial statements of its foreign subsidiary in accordance with SFAS No. 52. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the period, and expenses are translated at average exchange rates during the period. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

  (h) Cash and Cash Equivalents

        The Company classifies investments with original maturities of ninety days or less, consisting of a business partner savings account at a bank, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

  (i) Marketable Securities

        Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities and credit ratings that are designed to maintain safety and liquidity. The Company has classified its investments in marketable securities as available-for-sale securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities are recorded at market value, which approximates amortized cost. As of March 31, 2004, the Company had no marketable securities.

  (j) Research and Development Expenses

        Research and development expenses are charged to operations as incurred.

  (k) Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in highly-rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 8). To reduce risk, the Company routinely assesses the financial strength of its customers and, when appropriate, obtains letters of credit or advance payments for its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company had one customer who individually accounted for 39% of the total accounts receivable balance as of March 31, 2004 and no customer who individually accounted for 10% of the total accounts receivable balance as of March 31, 2003. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area. In the year ended March 31, 2004, the Company had two customers who accounted for 30% and 10%, respectively, of net sales. In the year ended March 31, 2003, no customer accounted for over 10% of net sales.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2004

(1) Operations and Significant Accounting Policies (Continued)

  (l) Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, acceptances payable, notes payable and potential obligations to non-qualified option holders. The estimated fair value of these financial instruments approximates their carrying value at March 31, 2003 and 2004. The estimated fair values have been determined through information obtained from market sources and management estimates.

  (m) Accounting for Derivative Instruments

        In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock options and warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company determined that outstanding options granted to consultants as of March 31, 2003 to purchase 1,463,032 shares, respectively, of the Company's Common Stock should be designated as "Potential obligations to non-qualified option holders", a liability in the Company's accompanying balance sheet.

        Under the transition rules of EITF 00-19, effective June 30, 2001, the Company recorded these options as a liability at fair value with the required adjustment of $327,169 recorded as the cumulative effect of a change in accounting principle for the three months ended June 30, 2001. After June 30, 2001, changes in the fair market value have been included in the Company's results of operations. For the nine months ended March 31, 2002, the fair value of these outstanding options increased to $421,110. Accordingly, the Company recorded a charge in its results of operations of $93,941 for the nine months ended March 31, 2002. During the fiscal year ended March 31, 2003, the fair value of these options declined by $115,009, net, which was recorded as a credit by the Company in its results of operations. The fair value of these options was determined using the Black-Scholes option pricing model. As of March 31, 2003, the fair value of these outstanding options was $201,648. In addition, during the fiscal year ended March 31, 2003, options totaling $104,453 were exercised.

        During the fiscal year ended March 31, 2004, the Company granted options to purchase 170,000 shares of the Company's Common Stock to non-employees, with a value of approximately $102,000. In addition, a former employee converted his status to a consultant, effective March 31, 2004, increasing the number of options to purchase Company Common Stock by 107,500 shares with a compensation value of approximately $295,000. Both of these values were determined using the Black-Scholes option-pricing model. Also, options to purchase 58,333 shares of the Company's Common Stock lapsed, and options to purchase 89,785 shares of the Company's Common Stock were exercised. For the fiscal year ended March 31, 2004 the Company recorded an increase in the fair value of these options of $2,919,904 in its results of operations.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2004

(1) Operations and Significant Accounting Policies (Continued)

  (m) Accounting for Derivative Instruments (Continued)

        Effective March 31, 2004, the Company amended the non-qualified option agreements previously granted to non-employees. This amendment provides that the Company may settle its obligations to the holders by delivering unregistered shares to the holders. As a result of this amendment, the Company now accounts for these non-qualified options as equity instruments, and the fair market value of these options was transferred to the equity section of our balance sheet. The Company will account for these options in accordance with the provisions of EITF 96-18.

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

  (o) Employee Stock-Based Compensation Arrangements

        The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Interpretation No. ("FIN") 44. The Company does not recognize stock-based employee compensation cost when the options granted have an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. The Company does recognize stock-based employee compensation cost when the options granted have an exercise price less than the market value of the underlying common stock on the date of the grant.

        In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to certain of its employees at an exercise price of $1.04 per share. The fair market value of the common stock on the date of grant was $1.09 per share. As a result, the Company will recognize compensation expense for the difference between the fair market value and the option price over the life of the options. In the fiscal year ended March 31, 2004, the Company recognized $16,484 of expense as stock-based compensation in the consolidated statement of operations.

  (o) Employee Stock-Based Compensation Arrangements (Continued)

        Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated as follows:

	March 31,
	2002	2003	2004
Net loss—as reported	$(1,895,000)	$(1,707,000)	$(3,748,000)
Stock-based employee compensation—as reported	—	—	16,000
Pro forma stock-based employee compensation	(550,000)	(345,000)	(283,000)

Net loss—pro forma	$(2,445,000)	$(2,052,000)	$(4,015,000)

Net loss per share—as reported	$(.07)	$(.06)	$(.12)
Stock-based employee compensation—as reported	—	—	—
Pro-forma stock-based employee compensation	(.02)	(.02)	(.01)

Net loss per share—pro forma	$(.09)	$(.08)	$(.13)

        The Company has computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used during each of the three years ended March 31, 2004 were as follows.

	March 31,
	2002	2003	2004
Risk-free interest rate	3.91%	1.09%—1.54%	.85%—.90%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	86%	65%	70%
Weighted average value of grants per share	$1.06	$.97	$1.11
Weighted average remaining contractual life of options outstanding, in years	6.98	9.77	9.19

  (p) Reclassification

        Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

  (q) Recently Issued Accounting Standards

        In November 2002, the EITF reached consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF No. 00-21 was effective for the Company beginning October 1, 2003. Adoption of EITF No. 00-21 did not have a material effect on the Company's operations.

(2) Debt

        In April 2002, the Company entered an agreement with a bank that includes a revolving line of credit under which the Company may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and bankers' acceptances. This agreement continues until July 29, 2004 at which time it is renewable. Borrowings under the agreement bear interest at the bank's prime rate (4.00% at March 31, 2004) and must be fully cash collateralized. The agreement also stipulates that when the Company achieves positive cash flow, as defined in the agreement, the Company will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of cash collateral. The Company is also subject to certain covenants, including the prohibition of paying cash dividends on its common stock. At March 31, 2004, the Company was in compliance with these covenants. At March 31, 2004, the Company had bankers' acceptances payable aggregating $51,766, maturing in April and May 2004.

        In March 2004, the Company executed a capital lease with a leasing company to fund the purchase of certain computer equipment totaling $58,109. The lease bears interest at a rate of 9.9%, is non-cancelable and requires monthly payments of $1,872.16 over a thirty-six month period ending March 2007. At the end of the lease term, the Company will purchase the equipment for $1.00.

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

        The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

	March 31,
	2003	2004
Net operating loss carryforwards	$18,923,000	$19,089,000
Nondeductible reserves	466,000	397,000
Research and development credit carryforwards	531,000	531,000
Other temporary differences	249,000	1,604,000
Depreciation	24,000	45,000

	20,193,000	21,666,000
Less—Valuation allowance	(20,193,000)	(21,666,000)

Net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset. The uncertainty is due to current and projected net losses.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2004

(1) Operations and Significant Accounting Policies (Continued)

        At March 31, 2004, the Company had operating loss carryforwards available to offset future federal taxable income of approximately $47,000,000. These operating loss carryforwards expire at various dates through 2024 and are subject to review and possible adjustment by the Internal Revenue Service. At March 31, 2004, the Company had research and development tax credit carryforwards of approximately $402,000. These tax credits expire at various times through 2008 and are subject to review and possible adjustment by the Internal Revenue Service.

        The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of certain cumulative changes in ownership over a three-year period.

(4) 3DV Systems Ltd.

        3DV Systems Ltd. ("3DV") is an Israeli company in the development stage. 3DV develops object video sensor chipsets that allow high-end broadcasters, video professionals and video-enabled consumers to attain operational efficiencies and enhanced video delivery. Since August 1998, the Company has made $5,746,900 in equity investments in 3DV. The Company accounts for its investment in 3DV using the equity method of accounting.

        During the three months ended June 30, 2001, 3DV incurred losses of approximately $2,177,000. The Company's investment in 3DV totaled $500,000 at March 31, 2001, and accordingly, the Company recorded equity in losses of 3DV of $500,000, the balance of the Company's investment, in the three months ended June 30, 2001. Since that time, the Company has not recognized any losses related to 3DV, nor has the Company made any further investments in 3DV. In January 2004, the Company sold all its interest in 3DV to certain shareholders of 3DV in exchange for an option to purchase up to 15.65% of the shares of a successor corporation to 3DV. The Company does not expect to exercise this option.

(5) Stockholders' Equity

  (a) Sale of Stock

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

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2004

(5) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        During fiscal year 2001, the 1990 Plan expired and was replaced with the 2000 Stock Incentive Plan, (the "2000 Plan"). The terms of the 2000 Plan are substantially the same as the 1990 Plan. The Board of Directors has authorized the issuance of options for the purchase of up to 4,000,000 shares of common stock under the 2000 Plan, of which 1,124,358 shares remain available for future grant.

        A summary of the 2000 and 1990 Plans activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2001	3,252,297	1.06—7.50	1.78
Granted	155,072	.01—1.15	.75
Exercised	(2,000)	1.19	1.19
Canceled	(195,000)	1.06—4.00	1.51

Outstanding March 31, 2002	3,210,369	.01—7.50	1.75
Granted	910,570	.01—1.05	.91
Exercised	(93,357)	.01—1.88	.22
Canceled	(76,500)	.89—1.50	1.25

Outstanding March 31, 2003	3,951,082	.01—7.50	1.60
Granted	1,430,000	.93—2.28	1.11
Exercised	(575,585)	.79—1.63	1.13
Canceled	(204,833)	1.19—7.50	6.68

Outstanding March 31, 2004	4,600,664	$.79—$5.50	$1.28

Exercisable, March 31, 2002	2,682,869	$.01—$7.50	$1.86

Exercisable, March 31, 2003	3,123,832	$.01—$7.50	$1.77

Exercisable, March 31, 2004	2,898,914	$.79—$5.50	$1.40

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2004:

	Outstanding			Exercisable
Range of Prices Exercise	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.79—.94	339,000	9.67	$.88	71,000	$.87
1.04—1.25	2,618,250	7.85	1.08	1,282,000	1.11
1.31—1.63	1,461,000	6.05	1.55	1,458,500	1.55
1.75—2.28	120,000	8.58	2.01	25,000	1.81
3.00—5.50	62,414	1.02	4.34	62,414	4.34

	4,600,664	7.34	$1.28	2,898,914	$1.40

        Under the 1990 Plan and the 2000 Plan, there remain 2,036,414 and 2,564,250 shares of common stock, respectively, reserved for the exercise of stock options.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(5) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        On August 16, 1993, the Company adopted the 1993 Director Option Plan (the "1993 Plan") under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 2004, there were no shares available for future grant under the 1993 Plan.

        A summary of the 1993 Plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Option Price
Outstanding March 31, 2002	120,000	$.97—11.63	$3.00
Granted	20,000.74		.74
Exercised	(4,000)	.74	.74
Canceled	(36,000)	.74—1.63	1.23

Outstanding March 31, 2003	100,000	.97—$11.63	3.28
Granted	—	—	.74
Exercised	—	—	.74
Canceled	(20,000)	11.63	11.63

Outstanding March 31, 2004	80,000	$.97—$ 1.50	$1.19

Exercisable March 31, 2002	64,000	$.97—$11.63	$4.63

Exercisable March 31, 2003	64,000	$.97—$11.63	$4.51

Exercisable March 31, 2004	56,000	$.97—$ 1.50	$1.24

The following table summarizes information about stock options outstanding and exercisable at March 31, 2004:

	Outstanding		Exercisable
Prices Exercise	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
$.97—1.00	40,000	7.38	24,000
1.30	20,000	7.38	12,000
1.50	20,000	3.38	20,000

	80,000	6.38	56,000

        In July 2003, the Company adopted, and the stockholders approved, a 2003 Director Option Plan (the "2003 Plan"). The terms of the 2003 Plan include automatic grants of 4,000 shares to each outside director on each date on which an annual meeting of the stockholders of the Company is held, provided that such outside director does not hold on such date any outstanding options to purchase Common Stock of the Company's 1993 Plan, which options are not fully exercisable. If the Company's annual meeting of stockholders is held in July of each year, the Company will grant options to purchase 4,000 shares in 2005 and 12,000 shares in 2006. The Company has reserved 200,000 shares of Common Stock for grant under the 2003 Plan.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(5) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        During the fiscal year ended March 31, 2003, the Company entered into an agreement with an independent contractor to provide services regarding the design, development and clinical testing of current and new products for Ear-Nose-Throat ("ENT") endoscopic diagnosis and therapy. The agreement provided for the payment of $48,000 in cash, grants of stock options and additional consulting compensation (the "Incentive") to the consultant. In January 2003, the Company made an initial option grant to the consultant to purchase 100,000 shares of the Company's common stock. The value of that option grant was approximately $69,000, calculated using the Black-Scholes option-pricing model. The value of the option was recorded as an expense in the consolidated statement of operations for the fiscal year ended March 31, 2003.

        During the fiscal year ended March 31, 2004, the Company and the independent contractor entered into an amendment to the agreement extending the services of the independent consultant to include products for trans-nasal esophagoscopy ("TNE"), in addition to the ENT products. In January 2004, according to that amendment, the Company made an intitial option grant to the consultant to purchase 50,000 shares of the Company's common stock. The value of that option grant was approxiamately $88,000, calculated using the Black-Scholes option-pricing model. The value of the option was recorded as an expense in the consolidated statement of operations for the fiscal year ended March 31, 2004. The amendment requires an additional grant of options to purchase 50,000 shares of the Company's common stock, if the Company has not established a domestic distribution channel with a third party for its TNE products by July 1, 2004.

        The agreement requires the Company to grant additional options to the consultant after the end of the fiscal years ending March 31, 2004 and 2005. Each additional option grant will be up to 100,000 shares, depending upon the incremental increase in sales of ENT products, compared to the immediately preceeding fiscal year. The amendment requires an additional option grant of up to 150,000 shares, depending upon the incremental sales of TNE products in the fiscal year ending March 31, 2005, compared to the prior fiscal year. The agreement requires all options be granted at fair market value as of the date of grant, and that all option grants vest in two cumulative installments of 50% on each of the first and second anniversaries of the date of grant. The Company will be required to record compensation expense equal to the fair market value of any options earned under this agreement.

        The agreement also provides for the Company to pay an Incentive based upon the dollar amount of proceeds raised by the Company from the sale of any equity securities to qualified investors introduced to the Company by the consultant during the first year of the agreement, ending January 31, 2004.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(5) Stockholders' Equity (Continued)

(6) Commitments

        The Company rents its facilities in Natick, MA and Orangeburg, NY from nonrelated parties under various agreements due to expire on October 31, 2006 and August 31, 2005, respectively. The Company also leases some office equipment under leases that expire in 2007. Rental expense charged to operations under leases from nonrelated parties was approximately $288,000, $307,000 and $302,000 for the years ended March 31, 2002, 2003 and 2004, respectively. Approximate future minimum lease commitments under all operating leases are as follows:

Year Ending March 31,	Commitment
2005	$332,000
2006	252,000
2007	118,000

$702,000

(7) 401(k) Plan

        The Company has a 401(k) plan (the "Plan") whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, make a matching contribution up to a certain percentage of each employee's contribution. During the years ended March 31, 2002, 2003 and 2004, the Company recorded matching contributions of approximately $30,000, $34,000 and $38,000, respectively, relating to the Plan.

(8) Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

        The Company has determined it has three reportable segments—medical, industrial and corporate. The medical segment designs, manufactures and sells endosheaths and sells endoscopes to users in the health care industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft maintenance industry. In addition, the industrial segment manufactures and repairs endoscopes for the medical segment. The corporate segment consists of certain administrative expenses applicable to the Company as a whole and the management oversight of the Company's investments in 3DV and Vision-Sciences, Ltd.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(8) Segment Information (Continued)

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

Fiscal Year Ended March 31,	Medical	Industrial	Corporate	Adjustments	Total
2002
Sales to external customers	$3,464,017	$3,249,090	$—	$—	$6,713,107
Intersegment sales	—	601,206	—	(601,206)	—
Operating (loss) income	(747,362)	351,681	(785,362)	—	(1,181,043)
Interest income, net	—	(6,382)	118,660	—	112,278
Depreciation and amortization	186,111	33,952	—	—	220,063
Other significant non-cash items:
Equity in losses of 3DV Systems Ltd.	—	—	(500,000)	—	(500,000)
Stock-based compensation	—	—	(421,110)	—	(421,110)
Total assets	1,854,849	975,443	3,233,783	(63,901)	6,000,174
Expenditures for fixed assets	304,937	6,379	—	—	311,316
2003
Sales to external customers	$3,775,066	$2,654,576	$—	$—	$6,429,642
Intersegment sales	—	666,488	—	(666,488)	—
Operating (loss) income	(1,001,487)	(165,496)	(591,996)	—	(1,758,979)
Interest income (expense)	—	(724)	37,652	—	36,928
Depreciation and amortization	198,000	40,736	—	—	238,736
Other significant non-cash items:
Stock-based compensation	—	—	(115,009)	—	(115,009)
Total assets	1,905,604	990,385	2,961,189	(410,332)	5,446,846
Expenditures for fixed assets	82,954	31,542	—	—	114,496
2004
Sales to external customers	$6,700,606	$3,226,520	$—	$—	$9,927,126
Intersegment sales	—	1,884,389	—	(1,884,389)	—
Operating (loss) income	446,634	263,756	(4,503,978)	—	(3,793,588)
Interest income (expense)	—	—	30,387	—	30,387
Depreciation and amortization	164,211	40,395	—	—	204,606
Other significant non-cash items:
Stock-based compensation	937	312	3,396,787	—	3,398,036
Total assets	2,563,950	1,307,458	2,806,915	50,251	6,728,574
Expenditures for fixed assets	225,442	14,172	—	—	239,614

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(8) Segment Information (Continued)

        The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers.

	Fiscal Years Ended March 31,
Geographic Region
	2002	2003	2004
Asia, Australia, India	$372,037	$551,680	$493,732
Canada	150,510	145,301	196,538
Europe	1,067,333	1,197,643	2,066,586
Middle East and Africa	84,772	9,047	60,379
Central & South America	155,573	186,243	163,482
United States	4,882,882	4,339,728	6,946,409

Total	$6,713,107	$6,429,642	$9,927,126

        For the fiscal year ended March 31, 2002 one customer accounted for 13% of consolidated net sales. For the fiscal year ended March 31, 2003, no customer accounted for 10% or more of consolidated net sales. For the fiscal year ended March 31, 2004, two customers accounted for 30% and 10%, respectively, of consolidated net sales. In Europe, sales to the United Kingdom accounted for $396,067, $576,240 and $1,008,547 in the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

(9) Accrued Expenses

        Accrued expenses consist of the following:

	March 31,
	2003	2004
Accrued payroll and related expenses	$714,076	$775,034
Accrued other	90,063	195,721

	$804,139	$970,755

        Included in accrued payroll and related expenses is approximately $439,000 and $419,000 at March 31, 2003 and 2004, respectively, owed to an employee/director of the Company, whose salary was accrued but not paid to him from October 1995 through December 2001. The employee/director resumed receiving his salary in cash in January 2002.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

(10) Valuation and Qualifying Accounts

Description	Balance, Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance, End of Year
Deducted from Assets Accounts:
Allowance for doubtful accounts—
Year ended March 31, 2002	$98,000	$—	$21,000	$77,000
Year ended March 31, 2003	77,000	4,000	4,000	77,000
Year ended March 31, 2004	77,000	4,000	28,000	53,000
Inventory reserves
Year ended March 31, 2002	$1,394,000	$—	$331,000	$1,063,000
Year ended March 31, 2003	1,063,000	—	24,000	1,039,000
Year ended March 31, 2004	1,039,000	—	107,000	932,000

(11) Summary of Quarterly Operational Data (Unaudited)

        The following table contains certain selected quarterly financial data for the fiscal years ended March 31, 2003 and 2004.

	Quarterly Operating Results
	(in thousands, except per share data)
	Q1 2003	Q2 2003	Q3 2003	Q4 2003
Statement of Operations Data:
Net sales	$1,734	$1,512	$1,637	$1,547
Gross profit	462	420	347	438
Income (loss) from operations	(326)	(379)	(538)	(516)
Net income (loss)	(307)	(364)	(526)	(510)
Net income (loss) per share	(.01)	(.01)	(.02)	(.02)
	Q1 2004	Q2 2004	Q3 2004	Q4 2004
Net sales	$1,960	$2,107	$2,718	$3,142
Gross profit	757	802	892	1,320
Income (loss) from operations	(329)	(849)	17	(2,632)
Net income (loss)	(317)	(839)	27	(2,619)
Net income (loss) per share	(.01)	(.03)	—	(.08)

(12) Certain Relationships and Related Transactions

        On April 5, 2002, the non-interested members of the Board of Directors authorized the Company to enter into an agreement with Messrs. Oneda and Pell, who are officers and directors of the Company, whereby the Company would have an option to assume convertible capital notes (the "Notes") held by Messrs. Oneda and Pell in the aggregate principal amounts of $976,397 and $992,090, respectively. The Notes were convertible into capital stock of 3DV Systems, Ltd., an Israeli corporation. In January 2004, Messrs. Oneda and Pell sold their Notes, and the Company sold its shares, to certain other shareholders of 3DV in exchange for an option to purchase shares in a successor corporation to 3DV.

VISION-SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2003

        In the fiscal year ended March 31, 2004, the Company purchased approximately $1,476,748 of flexible endoscope components from a subsidiary of Pentax Corporation (f/k/a Asahi Optical Co., Ltd.) ("Pentax"), pursuant to a March 16, 1992 supply agreement between the Company and Pentax. Pentax is the record and beneficial holder of 6.5% of the Company's outstanding Common Stock.

        On March 31, 2003, the Company sold 1,192,784 shares of restricted Common Stock to each of Messrs. Oneda and Pell. In April 2003 the Company sold an additional 524,098 shares of Common Stock to unaffiliated accredited investors. All of these shares were sold at a price per share of $.6707, which represented 67% of the average closing price of the Common Stock over the five trading days ended March 21, 2003, the day on which the Board of Directors of the Company unanimously approved the transaction.

        The Company believes that the terms of the foregoing transactions were at least as favorable to the Company as could have been obtained from unaffiliated third parties.

        The Company has a policy that transactions, if any, between the Company and its officers, directors or other affiliates must (a) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties, (b) be approved by a majority of the members of the Board of Directors and (c) be approved by a majority of the disinterested members of the Board of Directors.

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

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1.(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2.(2)	By-laws, as amended to date
*10.1.(3)	1990 Stock Option Plan, as amended
*10.2.(3)	1993 Director Option Plan
*10.3.(4)	2000 Stock Incentive Plan
*10.4.(2)	Vision-Sciences, Inc. 401(k) Plan, as amended
*10.5.(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
10.6(14)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.7.(5)	Letter Agreement between the Company and James A. Tracy dated July 18, 1997
10.8.(10)	Letter Agreement between the Company and Thomas M. Olmstead dated October 1, 2001
10.9.(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10.(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11.(11)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
**10.12.(6)	Investment Agreement dated as of August 6, 1998 among Vision-Sciences, Inc., 3DV Systems Ltd. and RDC Rafael Development Corporation Ltd.
10.13.(2)	Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Pentax Corporation (formerly Asahi Optical Co., Ltd.) dated September 28, 1988
10.14.(7)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15.(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.18.(6)	License and Manufacturing Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and 3DV Systems Ltd.
**10.19.(6)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.20.(9)	Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences, Inc. dated April 23, 1993
10.21.(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000
**10.22.(6)	Memorandum of Understanding dated August 6, 1998 between Vision-Sciences, Inc. and Imagineering, Ltd.
10.22.(10)	Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 24, 1995
10.23.(10)	Extension to Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 7, 2002

10.24.(10)	Loan Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
10.25.(10)	Pledge Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
10.26(12)	Exclusive Distribution Agreement between the Company and Medtronic Xomed, Inc. dated August 6, 2003.
10.27(13)	Contract Manufacturing Agreement between the Company and Three BY Ltd. dated June 25, 2003.
10.28(13)	Loan Agreement between the Company and Three BY Ltd. dated June 25, 2003.
10.29(13)	Pledge Agreement between the Company and Three BY Ltd. dated June 25, 2003.
21.1(14)	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP
23.2	Consent of Somekh Chaikin
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(12)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(13)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(14)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

QuickLinks

PART I
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
  APPENDIX A
CONSOLIDATED FINANCIAL STATEMENTS as of March 31, 2003 and 2004 Together with Auditors' Report
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
VISION-SCIENCES, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements
REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
Vision-Sciences, Inc. and Subsidiaries Consolidated Balance Sheets—March 31, 2003 and 2004
Vision-Sciences, Inc. and Subsidiaries Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2002, 2003 and 2004
Vision-Sciences, Inc. and subsidiaries Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 2002, 2003 and 2004
Vision-Sciences, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2002, 2003 and 2004
VISION-SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2004
3DV SYSTEMS LTD. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED AUDITED FINANCIAL STATEMENTS AS AT DECEMBER 31, 2001
Table of Contents
3DV Systems Ltd. (A development stage company) Consolidated Balance Sheets as of December 31,
3DV Systems Ltd. (A development stage company) Consolidated Statements of Operations for the Year ended December 31,
3DV Systems Ltd. (A development stage company) Consolidated Statements of Cash Flows for the Year ended December 31,
3DV Systems Ltd. (A development stage company) Notes to the Consolidated Financial Statements
EXHIBIT INDEX