Form 10-K/A
period 2004-03-31
VISION SCIENCES INC /DE/
filed 2004-06-30
CIK 894237

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

        In March 2004, the Company executed a capital lease with a leasing company to fund the purchase of certain computer equipment totaling $58,109. The lease bears interest at a rate of 9.9%, is non- cancelable and requires monthly payments of $1,872.16 over a thirty-six month period ending March 2007. At the end of the lease term, the Company will purchase the equipment for $1.00.

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

(3) Income Taxes (Continued)

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

March 31, 2004

(12) Certain Relationships and Related Transactions (Continued)

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

3DV Systems Ltd.
(A development stage company)

Consolidated Statements of Cash Flows for the Year ended December 31, (Continued)

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

        3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

Note 1—Organization and Summary of Significant Accounting Policies (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

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

        3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

Note 1—Organization and Summary of Significant Accounting Policies (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

Note 5—Liens, Commitments and Contingencies (Continued)

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

  Notes to the Consolidated Financial Statements (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

Note 8—Employees' Rights Upon Retirement (Continued)

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

        3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

Note 9—Share Capital (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

Note 9—Share Capital (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

Note 9—Share Capital (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

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

3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

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

        3DV Systems Ltd.
(A development stage company)

Notes to the Consolidated Financial Statements (Continued)

Note 15—Income Taxes (Continued)

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
3DV SYSTEMS LTD. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED AUDITED FINANCIAL STATEMENTS AS AT DECEMBER 31, 2001
Table of Contents
3DV Systems Ltd. (A development stage company) Consolidated Balance Sheets as of December 31,
3DV Systems Ltd. (A development stage company) Consolidated Statements of Operations for the Year ended December 31,
3DV Systems Ltd. (A development stage company) Consolidated Statements of Cash Flows for the Year ended December 31,
3DV Systems Ltd. (A development stage company) Consolidated Statements of Cash Flows for the Year ended December 31, (Continued)
3DV Systems Ltd. (A development stage company) Notes to the Consolidated Financial Statements
EXHIBIT INDEX