Form 10-Q
period 2004-06-30
VISION SCIENCES INC /DE/
filed 2004-08-13
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2004

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2004.

Common Stock, par value of $.01	30,919,713
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,530,584	$2,714,941
Accounts receivable, net of allowance for doubtful accounts of $63,742 and $52,800, respectively	1,416,965	1,683,459
Inventories	1,641,701	1,352,716
Prepaid expenses and deposits	81,461	62,182
Total current assets	5,670,711	5,813,298

Property and Equipment, at cost:
Machinery and equipment	3,762,060	3,623,854
Furniture and fixtures	226,863	212,002
Leasehold improvements	474,736	473,411
	4,463,659	4,309,267
Less-Accumulated depreciation and amortization	3,783,518	3,728,242
	680,141	581,025

Advance to Three BY Ltd.	267,500	267,500

Other assets, net of accumulated amortization of $49,014 and $47,428, respectively	65,165	66,751
Total assets	$6,683,517	$6,728,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Acceptances payable to a bank	$70,247	$51,766
Current portion of note payable	17,932	17,495
Accounts payable	622,215	681,998
Accrued expenses	955,159	970,755
Total current liabilities	1,665,553	1,722,014

Long term portion of note payable	35,964	40,614

Stockholders’ Equity:
Common stock, $.01 par value— Authorized—50,000,000 shares Issued and outstanding—30,899,213 shares at June 30, 2004 and 30,687,963 shares at March 31, 2004	308,991	306,879
Additional paid-in capital	64,940,549	64,649,956
Accumulated deficit	(60,267,540)	(59,990,889)
Total stockholders’ equity	4,982,000	4,965,946
Total liabilities and stockholders’ equity	$6,683,517	$6,728,574

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2004	2003

Net sales	$2,776,780	$1,960,482
Cost of sales	1,694,216	1,202,897

Gross profit	1,082,564	757,585

Selling, general and administrative expenses (1)	996,435	871,424
Research and development expenses (1)	340,194	159,639
Stock-based compensation	33,526	55,753
Loss from operations	(287,591)	(329,231)

Interest income	8,685	8,172
Interest expense	(1,403)	—
Other income, net	3,658	3,611

Net loss	$(276,651)	$(317,448)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per common share	30,835,192	29,987,202

(1)          Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$109	$37,393
Selling, general and administrative expenses	33,417	18,360
Total	$33,526	$55,753

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Number of Shares	$.01 Par Value

Balance, March 31, 2004	30,687,963	$306,879	$64,649,956	$(59,990,889)	$4,965,946
Exercise of stock options	211,250	2,112	257,067	—	259,179
Compensation expense related to non-employee non-qualified stock options			30,229	—	30,229
Compensation expense related to employee non-qualified stock options			3,297		3,297
Net loss	—	—	—	(276,651)	(276,651)	$(276,651)

Total comprehensive loss						$(276,651)

Balance June 30, 2004	30,899,213	$308,991	$64,940,549	$(60,267,540)	$4,982,000

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Cash flows from operating activities:
Net loss	$(276,651)	$(317,448)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	56,862	55,488
Stock compensation for non-qualified options	33,526	55,753
Changes in assets and liabilities:
Accounts receivable	266,494	(245,983)
Inventories	(288,985)	18,892
Prepaid expenses and deposits	(19,279)	(718)
Accounts payable	(59,783)	130,814
Accrued expenses	(15,596)	(3,718)

Net cash used for operating activities	(303,412)	(306,920)

Cash flows used for investing activities
Increase in marketable securities	—	(312)
Purchase of property and equipment, net	(154,392)	(19,850)
Advance to Three BY Ltd.	—	(69,978)

Net cash used for investing activities	(154,392)	(90,140)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(4,213)	—
Proceeds from acceptances payable to a bank	18,481	6,848
Proceeds from the sale of common stock, net	—	351,512
Exercise of stock options	259,179	—
Net cash (used for) provided by financing activities	273,447	358,360

Net (decrease) increase in cash and cash equivalents	(184,357)	(38,700)
Cash and cash equivalents, beginning of period	2,714,941	2,744,143
Cash and cash equivalents, end of period	$2,530,584	$2,705,443

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,403	$—

Supplemental Disclosure of Non-cash Items from Financing Activities:

Fair market value of non-qualified options granted in the period	$241,832	$1,411,550

Change in the fair market value of non-qualified options existing at the beginning of the period	$—	$53,869

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At June 30, 2004, the Company had no marketable securities.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30, 2004	March 31, 2004
		(audited)

Raw materials	$1,060,223	$726,221
Work-in-process	231,669	297,220
Finished goods	349,809	329,275
	$1,641,701	$1,352,716

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

j.                                          Accounting for Derivative Instruments: The Company accounts for non-qualified stock option agreements issued to non-employees as equity instruments, in accordance with the provisions of Emerging Issues Task Force (“EITF”) 96-18.  In the three months ended June 30, 2004, the Company granted non-qualified options to purchase 100,000 shares of the Company’s Common Stock to a consultant, with a value of approximately $241,832.  This value was determined using the Black-Scholes option-pricing model.  The Company will recognize this amount in its operations ratably over a two-year period, according to the vesting schedule of the option.  In the three months ended June 30, 2004, the Company recognized $30,229 of expense as stock-based compensation in the consolidated statement of operations.

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

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company has recognized compensation expense for the difference between the fair market value and the option price over the life of the options.  In the three months ended June 30, 2004, the Company recognized $3,297 of expense as stock-based compensation in the consolidated statement of operations.

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

	Three Months Ended June 30,
	2004	2003
Net loss – as reported	$(276,651)	$(317,448)
Stock-based employee compensation – as reported	3,297	1,884
Pro forma stock-based employee compensation	(94,500)	(69,000)
Net loss - pro forma	$(367,854)	$(384,564)

Net loss per share – as reported	$(.01)	$(.01)
Stock-based employee compensation – as reported	—	—
Pro forma stock-based employee compensation	—	—
Net loss per share - pro forma	$(.01)	$(.01)

3.                                      Three BY Ltd.

In June 2003, the Company entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the “3BY Agreements”) with Three BY Ltd., an Israeli company (“3BY”).  The 3BY Agreements provide for, among other things, the manufacture of certain of the Company’s products by 3BY, and a loan of up to $267,500 by the Company to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY’s facility, to be used to manufacture certain of the Company’s products.  As of December 31, 2003, the Company had advanced the complete loan.  3BY has completed the purchase and installation of the manufacturing equipment, and the Company expects to begin receiving commercial production from 3BY in the three months ending September 30, 2004. The Company and 3BY plan to establish a repayment schedule, according to the 3BY Agreements.

4.                                      Segment Information

The Company has three reportable segments – medical, industrial and corporate.  The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry.  The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.  The corporate segment consists of certain administrative expenses applicable to the Company as a whole and the management oversight of the Company’s investment in Vision-Sciences Ltd. (the Company’s Israeli subsidiary).

All segments follow the accounting policies described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities and the assets of Vision-Sciences, Ltd.  Data regarding management’s view of the Company’s segments are provided in the following tables.

Three months ended June 30,	Medical	Industrial	Corporate	Adjustments	Total
2004
Sales to external customers	$1,977,329	$799,451	$—	$—	$2,776,780
Intersegment sales	—	646,961	—	(646,961)	—
Operating income (loss)	10,072	20,232	(317,895)	—	(287,591)
Interest income (expense), net	—	—	7,282	—	7,282
Depreciation and amortization	44,383	10,973	1,506	—	56,862
Advance to 3BY Ltd.	—	—	—	—	—
Other significant non-cash items:
Stock-based compensation	187	63	33,276	—	33,526
Expenditures for fixed assets	149,733	4,659	—	—	154,392
Total assets	2,786,790	1,310,372	2,621,052	(34,697)	6,683,517

2003
Sales to external customers	$1,271,017	$689,465	$—	$—	$1,960,482
Intersegment sales	—	146,384	—	(146,384)	—
Operating income (loss)	23,823	(24,529)	(328,525)	—	(329,231)
Interest income (expense)	—	—	8,172	—	8,172
Depreciation and amortization	45,532	9,956	—	—	55,488
Advance to 3BY Ltd.	69,978	—	—	—	69,978
Other significant non-cash items:
Stock-based compensation	107	36	55,610	—	55,753
Expenditures for fixed assets	18,600	1,250	—	—	19,850
Total assets	2,108,176	951,540	2,922,801	(311,910)	5,670,607

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, the continuation of our contract with Medtronic Xomed, Inc., general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission.  We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

We develop, manufacture and sell flexible endoscope products for the medical device and industrial device markets.  We operate in three reporting segments, medical, industrial and corporate.

Medical Segment

The medical segment supplies flexible endoscopes and disposable Slide-On™ EndoSheath® Systems (“EndoSheaths”) to the Ear-Nose-Throat (“ENT”), gastrointestinal (“GI”), urology and pulmonary markets.  Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, Trans-Nasal Esophagoscopes (“TNE”), sigmoidoscopes, cystoscopes and bronchoscopes.  We have designed the EndoSheaths to allow the health-care providers to process patients economically by permitting the providers to avoid reprocessing the endoscopes after each use.  In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

Our strategy in the medical segment is comprised of three components: a) improve sales distribution, b) lower manufacturing costs and c) increase the number of new product offerings.

Sales Distribution

Since September 19, 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic Xomed, Inc. (“Medtronic Xomed”) as part of our exclusive distribution agreement (the “Medtronic Agreement”) with them. The initial term of the Medtronic Agreement is three years.  Thereafter, the Medtronic Agreement will be automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the United States and Canada to market and sell our ENT EndoSheaths and ENT endoscopes to ENT practitioners.  As of July 2004 Medtronic Xomed has completed the minimum purchase requirements for the initial twelve-month period of the term, ending in August 2004 (“Year 1”).

Under the Medtronic Agreement, in order to maintain its exclusive distribution rights, Medtronic Xomed is required to purchase at least 110% of the Year 1 unit volume of ENT EndoSheaths in Year 2, at unit prices that would result in total sales of those items to be approximately 90% of the Year 1 total sales.  Due to higher than expected inventory levels of ENT EndoSheaths at Medtronic Xomed, we have begun discussions with Medtronic Xomed regarding quantities and prices for products under the Medtronic Agreement for delivery in September 2004 through August 2005 (“Year 2”).  As a result of the Medtronic Agreement, the success of our ENT product lines are substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control.  We have retained our domestic network of independent sales representatives for the GI, Urology and Pulmonary product lines.  Also, we have retained our own international network of distributors for all our medical product lines.

Cost Reduction

In the fourth fiscal quarter of the year ended March 31, 2003 (“FY 03”), we completed the installation of machinery used to manufacture ENT EndoSheaths in our Natick, Massachusetts facility.  We designed this machinery to lower the cost to manufacture these items by increasing the automation of the assembly process.  For the year ended March 31, 2004 (“FY 04”), the operation of the machinery resulted in a reduction of the standard unit cost of ENT EndoSheaths of approximately 43%.  During FY 04 we decided we could reduce manufacturing costs further by sub-contracting the manufacture of our EndoSheaths for the GI, Pulmonary and ENT markets to 3BY, Ltd., a company in Israel.  We expect the first commercial shipments from 3BY in the three months ending September 30, 2004.

New Products

In FY 04 we received clearance from the U.S. Food and Drug Administration, (“FDA”) to market a number of new products to the ENT market.  In general, we designed these products to allow the ENT physician to perform procedures in their offices, as opposed to the current practice of traveling to hospitals to use special ENT endoscopes to perform the procedures.  Under the current reimbursement procedures of the Centers for Medicare & Medicaid Services (“CMS”), a governmental agency under the U.S. Department of Health and Human Services, the ENT physician will receive a higher reimbursement by performing the procedures in their offices than they receive when they perform them in a hospital.

In April 2004 we received clearance to market our Flexible Cystoscope with Slide-On EndoSheath System, and plan to continue to introduce products during the twelve months ending March 31, 2005 (“FY 05”) that enhance the practice efficiency of physicians and also protect patients.

Industrial Segment

The industrial segment designs, manufactures and sells flexible endoscopes, termed borescopes, for industrial users, and manufactures and repairs flexible endoscopes for the medical segment.  The industrial segment users consist primarily of companies in the aircraft engine manufacturing and maintenance markets and the defense market.

Corporate Segment

The corporate segment consists of certain administrative and business development activities applicable to the company as a whole, and management oversight of our investments in Vision Sciences, Ltd.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), and EITF 00-21, Revenue Arrangements with Multiple Deliverables.  These pronouncements require that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  Determination of criterion (4) is based on management’s judgment regarding the collectibility of invoices for products and services delivered to customers.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Non-qualified Options Issued to Non-employees

Effective March 31, 2004, we account for non-qualified options issued to non-employees as equity instruments, in accordance with the provisions of EITF 96-18.  Fair values for these non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value, yield curve and volatility factors underlying the positions.  Pricing models and their underlying assumptions impact the amount and timing of the value of these non-qualified options, and the use of different pricing models or assumptions could produce different financial results.  We use the Black-Scholes option-pricing model for determining the value of non-qualified options issued to non-employees, and we expense that value over the vesting period of the non-qualified options.

We account for certain non-qualified options granted to employees to purchase our common stock in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.  If the fair market value of the underlying stock at the date of grant is greater than the option price, we recognize compensation expense for the difference between the market price and the option price over the vesting period of the options.

Results of Operations

Sales

Net sales for the three months ended June 30, 2004 (“Q1 05”) were $2,776,780, an increase of $816,298, or 42%, compared to the three-month period ended June 30, 2003 (“Q1 04”).  During Q1 05, sales of the medical segment increased by $706,312, or 56%, to $1,977,329, and sales of the industrial segment increased by $109,986, or 16%, to $799,451, compared to Q1 04.  In the medical segment, the sales and changes in sales by market were as follows ($000’s):

Market	Q1 05	Q1 04	Increase (Decrease)	Percent
ENT	$1,732	$1,058	$674	64%
GI	93	151	(58)	(38)%
Urology	23	—	23	100%
Pulmonary	7	15	(8)	(53)%
Other	122	47	75	160%
Total	$1,977	$1,271	$706	56%

Medical Sales – ENT Market

Sales to the ENT market include products for domestic and international customers as follows:

ENT Market	Sales Q1 05	Sales Q1 04	Increase (Decrease)	Percent
Domestic	$1,110	$467	$643	138%
International	622	591	31	5%
Total ENT	$1,732	$1,058	$674	64%

We further delineate products sold to the domestic market as follows:

ENT Products	Sales Q1 05	Sales Q1 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$683	$399	$284	71%
Endoscopes	336	67	269	401%
Other products	91	1	90	100%
Total Domestic	$1,110	$467	$643	138%

The primary reasons for the increase in sales of ENT products to the domestic market were the continued purchases of ENT Slide-On EndoSheaths and ENT endoscopes by Medtronic Xomed, according to the agreement we signed with them in August 2003.  The portion of the sales increase due to the products specifically contained in the Medtronic Agreement was approximately $433,000.  In addition, the remaining sales increase of approximately $210,000 was due to sales of new products to Medtronic Xomed that were not available for sale in Q1 04, including our ENT-1000 small diameter endoscope, EndoSheaths for the ENT-1000 and products related to the diagnosis of swallowing problems in patients.

As of July 2004, Medtronic Xomed has completed the minimum purchase requirements for Year 1.  Under the Medtronic Agreement, in order to maintain its exclusive distribution rights, Medtronic Xomed is required to purchase at least 110% of the Year 1 unit volume of ENT EndoSheaths in Year 2, at unit prices that would result in total sales of those items to be approximately 90% of the Year 1 total sales.  Due to higher than expected inventory levels of ENT EndoSheaths at Medtronic Xomed, we have begun discussions with them regarding quantities and prices for products under the Medtronic Agreement for delivery in Year 2.  We expect to negotiate quantities and prices that will be beneficial to both our company and Medtronic Xomed.  There can be no assurance, however, that the level of domestic sales of ENT EndoSheaths will be maintained in Year 2 by Medtronic Xomed. We have released other ENT products in Year 1 that were not included in the agreement, such as the endoscopes and EndoSheaths for the ENT-1000 and Trans-Nasal Esophagoscope (“TNE D”), and we expect unit and dollar sales of these products will be higher in Year 2 than in Year 1.  We also expect to release new products, including our TNE Bx (formerly known as TNE T, but changed to reflect the biopsy capability inherent in its design), or therapeutic flexible endoscope and Slide-On EndoSheath System.  As a result of the Medtronic Agreement, the success of our ENT product lines will continue to be substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed, over which we have limited control.

Unit sales of ENT EndoSheaths in Q1 05 were 93,520, an increase of 153%, compared to unit sales in Q1 04.  Unit sales of ENT endoscopes were 97, an increase of 81, or 506%, compared to Q1 04.  Included in the unit sales of ENT EndoSheaths and ENT endoscopes in Q1 05 were 800 EndoSheaths for the ENT-1000 and 31 ENT-1000 endoscopes, products not available for sale in Q1 04.

We further delineate products sold to the international market as follows:

ENT Products	Sales Q1 05	Sales Q1 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$518	$482	$36	7%
Endoscopes	100	106	(6)	(6)%
Other products	4	3	1	33%
Total International	$622	$591	$31	5%

The increase in sales to international distributors is primarily due to higher prices for ENT EndoSheaths established as of April 1, 2004.  At that time we increased prices approximately 8% for ENT EndoSheaths and 5% for ENT endoscopes.  Unit sales of ENT EndoSheaths to the international distributors were 82,800 in Q1 05, a slight decrease compared to 82,820 units sold in Q1 04.  Included in the units sold in Q1 05 were 160 units for the ENT-1000 endoscope, not available for sale in Q1 04.  Demand continued strong from our distributor in the U.K., but lagged from our distributors in the European Union and Australia.  Some of this slower demand was due to purchases made in our fourth fiscal quarter of FY 04 to avoid the planned price increase.  We do not expect the price increase to have a continuing negative effect on unit sales for the remainder of FY 05, but there can be no assurance that we will be able to maintain those price increases.

Unit sales of ENT endoscopes in Q1 05 to international distributors were 27, compared to 31 in Q1 04.  Unit sales in Q1 05 included 7 units of the ENT-1000, not available for sale in Q1 04.  Sales of ENT endoscopes are dependent upon a variety of factors, including the timing requirements of end users, foreign exchange rates, sales promotions of international competitors and other factors.  We believe the lower demand in Q1 05 was partially due to the planned price increase announced during FY 04 and effective on April 1, 2004.  During FY 05 we plan to increase our marketing efforts by attending more trade shows and hosting symposiums for physicians where they can experience the benefits that our products can have on the efficiency of their practices and the protection our products offer patients.  In addition, we plan to continue to sign agreements with distributors in countries where we do not have a presence.  However, there can be no assurance we will be able to consummate these agreements on terms that are beneficial to us.

Medical Sales – Other Markets

Sales to the GI market declined in Q1 05, compared to Q1 04, due primarily to lower demand for our proprietary sigmoidoscope EndoSheaths due to the continued insufficiency of reimbursement rates to physicians to support the use of the products.  We expect this decline to continue during FY 05.

During Q1 05 we launched our new Flexible Cystoscope (“CST-2000”) with Slide-On EndoSheath System at the American Urological Association trade show.  Late in Q1 05, we CE-marked the product for sale to international distributors, and shipped the first units of our CST-2000 endoscope and EndoSheaths to an international distributor.  We believe the CST-2000 and EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious reprocessing of conventional cystoscopes.  In addition, the use of our CST-2000 with Slide-On EndoSheath System avoids the need to reprocess endoscopes with harsh chemicals, one of which has been contraindicated for use on patients with bladder cancer.

Industrial Segment

The increase in sales of the industrial segment was due to higher demand for repairs of borescopes, offset partially by lower demand for new borescopes.

Gross Profit

Gross profit was $1,082,564 in Q1 05, an increase of $324,979, compared to gross profit in Q1 04.  Gross profit increased by approximately $268,700 in the medical segment, and increased by approximately $56,300 in the industrial segment.  The increase in gross profit in the medical segment was due primarily to the higher unit volume of the ENT endoscopes and Slide-On EndoSheaths, offset partially by lower prices due to the Medtronic Xomed agreement.  In the industrial segment, the increase in gross profit was due primarily to a more profitable mix of products and services.

In FY 04, we began the process of moving the manufacturing of our EndoSheaths to 3BY Ltd, a sub-contractor in Israel, to further reduce the manufacturing cost of these products.  We advanced $267,500 to the sub-contractor for the purchase and installation of machinery to produce ENT EndoSheaths.  We expect to receive the first commercial shipments of these products in the three months ending September 30, 2004.  The transfer of the manufacturing of the GI and pulmonary products and the installation of the line of ENT manufacturing equipment took longer than we had expected.

Operating Expenses

Selling, General and Administrative Expenses

The increase in selling, general and administrative (“SG&A”) expenses in Q1 05 was due primarily to higher costs incurred in the medical segment, totaling approximately $131,000, for marketing and promotion related to trade shows where we introduced new products to the urology and GI markets.

Research and Development Expenses

The increase in R&D expenses in Q1 05, compared to Q1 04 was due primarily to additional spending for materials and personnel hired to work on developing new products for the medical segment.  We expect costs for R&D will continue to be higher in FY 05, compared to FY 04, as we increase our efforts to develop new products utilizing the technology inherent in our EndoSheaths.  In addition, we began to develop a series of peripheral products for our markets, including an image management and archival system that we expect to begin selling in the second half of FY 05.

On May 29, 2003 we signed a Development, Supply and Distribution Agreement (“DSDA”) with Endoscopic Technologies, Inc. (“ESTECH”), a company with certain proprietary technologies relating to methods for minimally-invasive cardiovascular surgery.  In the DSDA, we and ESTECH have agreed to use commercially reasonable and diligent efforts to complete the development of certain products being designed for minimally-invasive surgery, specifically for the treatment of atrial fibrillation.  The total value of the product development component of the DSDA is approximately $90,000.  According to the terms of the DSDA, as of June 30, 2003, we had invoiced $45,000 to ESTECH, and recorded that total amount in a deferred revenue account within accrued liabilities.  We have utilized percentage-completion accounting to recognize revenue from this contract.  During Q1 05, we have estimated that we are 50% complete with this contract, and have accordingly recognized $45,000 in sales in Q1 05.

We expect to continue to work with ESTECH to complete this project.  However, due to the inherent difficulties in estimating the timing of stages of completion of project such as this, there can be no assurance that we will complete the development of this project in FY 05.

Stock-based Compensation Expenses

We incurred stock-based compensation costs during Q1 05, due primarily to the grant in April 2004 of a non-qualified option to purchase 100,000 shares of our Common Stock to an outside consultant.  This grant was in accordance with an agreement entered into with the consultant in January 2003.  The value of the non-qualified option was determined to be approximately $242,000, using the Black-Scholes option-pricing model, and will be recorded in our statements of operations over the vesting period of the option.  During Q1 05, we recorded approximately $30,000 related to this non-qualified option.  In addition, during the three months ended June 30, 2003, the compensation committee of our board of directors authorized the issuance of non-qualified options to purchase 1,295,000 shares of common stock to certain of our employees.  These options were priced below the fair market price of our common stock on the date of grant.  Accordingly, we will recognize compensation expense totaling approximately $65,000 from June 2003 through December 2007, the vesting period of these options.  In Q1 05, we incurred approximately $3,000 of expense for these options in our statement of operations.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q1 05	Q1 04	Change
Medical	$10	$24	$(14)
Industrial	20	(25)	45
Corporate	(318)	(328)	10
Total	$(288)	$(329)	$41

In the medical segment, expenses in S,G&A and R&D increased more than gross profit increased, resulting in a lower operating income for Q1 05, compared to Q1 04.  In the industrial segment, the higher gross profit more than offset the higher S,G&A expenses, resulting in an operating profit in Q1 05, compared to a loss in Q1 04.  In the corporate segment, lower costs for stock-based compensation for non-qualified options to non-employees was the primary driver for the lower loss.

Liquidity and Capital Resources

At June 30, 2004, our principal source of liquidity was working capital of approximately $4.0 million, including $2.5 million in cash and cash equivalents.  At June 30, 2004, we had acceptances payable to a bank totaling approximately $70,000.  We have pledged $125,000 to secure the acceptances payable.

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

Our cash and cash equivalents decreased by approximately $184,000 in the three months ended June 30, 2004, due primarily to cash used for operations of approximately $303,000 and cash used for investing activities of approximately $154,000.  These uses were offset by the exercise of stock options by employees and non-employees, resulting in approximately $259,000 of cash generated.  We expect our current balance of cash and cash equivalents is sufficient to fund our operations at least for the next twelve months.

In connection with the 3BY Agreements, we expect to establish a repayment schedule for the advance of $267,500 for the purchase of equipment to manufacture our ENT EndoSheaths in Israel, during the three months ending September 30, 2004 when we expect the production line to be fully operational.  3BY has agreed to provide us a security interest in the equipment to be purchased, or in other equipment of equal value.

We expect total spending for property and equipment to be approximately $700,000 for FY 05.

We conduct our operations in certain facilities leased from non-related parties.  These leases expire on various dates through October 31, 2006.  In addition, we have operating leases for certain office equipment leased from non-related parties.  These leases expire on various dates through May 2006.  The following chart summarizes our contractual obligations as of March 31, 2004.

Contractual Obligation	Total	Due within 1 year	Due in 1-3 years
Operating leases	$701,347	$331,723	$369,624

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We have incurred losses since our inception, and losses are expected to continue at least during FY 05.  We have funded the losses principally with the proceeds from public and private equity financings.  Although we do not anticipate the need for additional financing in FY 05, management has decided that new financing may be desirable.  However, there can be no assurance that additional funding will be available, or available on reasonable terms.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to the risks associated with fluctuations in interest rates and changes in foreign currency exchange rates.

Interest and Market Risk

We currently invest our excess cash in a money market account at our bank.  We have not used derivative financial instruments in our investment portfolio.  We attempt to limit our exposure to interest rate and credit risk by placing our investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our liabilities are settled within 90 days of receipt of materials.  At June 30, 2004, our liabilities relating to Japanese Yen were approximately $177,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended June 30, 2004, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)            Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: August 13, 2004	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: August 13, 2004	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)