Form 10-Q
period 2004-09-30
VISION SCIENCES INC /DE/
filed 2004-11-12
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2004

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

Yes  ☒                   No  ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2004.

Common Stock, par value of $.01	30,947,363
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

TABLE OF CONTENTS

Part I.	Financial Information	Page

	Item 1. Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statement of Stockholders’ Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4. Controls and Procedures	25

Part II.	Other Information

	Item 4. Submission of Matters to a Vote of Stockholders	26

	Item 5. Other Information	26

	Item 6. Exhibits and Reports on Form 8-K	26

	Signatures	27

	Exhibits	28-30

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,717,046	$2,714,941
Accounts receivable, net of allowance for doubtful accounts of $66,679 and $52,800, respectively	1,044,749	1,683,459
Inventories	1,755,935	1,352,716
Prepaid expenses and deposits	62,732	62,182
Total current assets	4,580,462	5,813,298

Property and Equipment, at cost:
Machinery and equipment	3,896,553	3,623,854
Furniture and fixtures	242,071	212,002
Leasehold improvements	569,604	473,411
	4,708,228	4,309,267
Less-Accumulated depreciation and amortization	3,849,405	3,728,242
	858,823	581,025

Advance to Three BY Ltd	267,500	267,500

Other assets, net of accumulated amortization of $50,614 and $47,428, respectively	78,002	66,751
Total assets	$5,784,787	$6,728,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$56,144	$51,766
Current portion of note payable	18,379	17,495
Accounts payable	697,248	681,998
Accrued expenses	852,974	970,755
Total current liabilities	1,624,745	1,722,014

Long term portion of note payable	31,198	40,614

Stockholders’ Equity:
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—30,942,463 shares at September 30, 2004 and 30,687,963 shares at March 31, 2004	309,424	306,879
Additional paid-in capital	65,016,725	64,649,956
Accumulated deficit	(61,197,305)	(59,990,889)
Total stockholders’ equity	4,128,844	4,965,946
Total liabilities and stockholders’ equity	$5,784,787	$6,728,574

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$2,031,438	$2,106,754	$4,808,219	$4,067,237
Cost of sales	1,780,599	1,304,769	3,474,815	2,507,666

Gross profit	250,839	801,985	1,333,404	1,559,571

Selling, general and administrative expenses (1)	844,622	936,327	1,841,057	1,807,752
Research and development expenses (1)	308,548	135,695	648,743	295,334
Stock-based compensation	33,526	579,235	67,052	634,988
Loss from operations	(935,857)	(849,272)	(1,223,448)	(1,178,503)

Interest income	7,389	6,541	16,074	14,713
Interest expense	(1,298)	—	(2,701)	—
Other income, net	—	3,625	3,659	7,236

Net loss	$(929,766)	$(839,106)	$(1,206,416)	$(1,156,554)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.04)	$(0.04)

Shares used in computing basic and diluted net loss per common share	30,925,047	30,138,269	30,880,365	30,063,148

                        (1)    Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$109	$482,170	$219	$519,563
Selling, general and administrative expenses	33,417	97,065	66,833	115,425
Total	$33,526	$579,235	$67,052	$634,988

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
					Total	Total
	Number of	$ .01	Additional	Accumulated	Stockholders’	Comprehensive
	Shares	Par Value	Paid-in-Capital	Deficit	Equity	Loss

Balance, March 31, 2004	30,687,963	$306,879	$64,649,956	$(59,990,889)	$4,965,946
Exercise of stock options, net	254,500	2,545	299,717	—	302,262
Compensation expense related to non-employee non-qualified stock options			60,458	—	60,458
Compensation expense related to employee non-qualified stock options			6,594		6,594
Net loss	—	—	—	(1,206,416)	(1,206,416)	$(1,206,416)
Total comprehensive loss						$(1,206,416)
Balance September 30, 2004	30,942,463	$309,424	$65,016,725	$(61,197,305)	$4,128,844

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(1,206,416)	$(1,156,554)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	124,349	107,827
Stock compensation for non-qualified options	67,052	634,988
Changes in assets and liabilities:
Accounts receivable	638,710	(430,861)
Inventories	(403,219)	52,959
Prepaid expenses and deposits	(550)	5,613
Accounts payable	15,250	178,400
Accrued expenses	(117,781)	63,210
Net cash used for operating activities	(882,605)	(544,418)

Cash flows used for investing activities
Increase in marketable securities	—	(2,014,283)
Purchase of property and equipment, net	(398,961)	(50,633)
Advance to Three BY Ltd.	—	(216,500)
Increase in other assets	(14,437)	—

Net cash used for investing activities	(413,398)	(2,281,416)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(8,532)	—
Proceeds from acceptances payable to a bank	4,378	18,281
Proceeds from the sale of common stock, net	—	329,012
Exercise of stock options, net	302,262	110,061
Net cash provided by financing activities	298,108	457,354
Net decrease in cash and cash equivalents	(997,895)	(2,368,480)
Cash and cash equivalents, beginning of period	2,714,941	2,744,143
Cash and cash equivalents, end of period	$1,717,046	$375,663

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,701	$—

Supplemental Disclosure of Non-cash Items from Financing Activities:

Fair market value of non-qualified options granted in the period	$241,832	$1,411,550

Change in the fair market value of non-qualified options existing at the beginning of the period	$—	$627,452

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

c.                                       Marketable Securities: Marketable securities are carried at market value, which approximates amortized cost.  The Company has classified its investments in marketable securities as available-for-sale securities.  At September 30, 2004, the Company had no marketable securities.

d.                                      Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	September 30,	March 31,
	2004	2004
		(audited)
Raw materials	$1,032,862	$726,221
Work-in-process	356,152	297,220
Finished goods	366,921	329,275
	$1,755,935	$1,352,716

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

g.                                      Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  Generally, the Company does not enter into multiple element arrangements.  The Company follows EITF 01-9 to record the effect on sales of any rebates offered to customers.

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

j.                                          Accounting for Derivative Instruments: The Company accounts for non-qualified stock option agreements issued to non-employees as equity instruments, in accordance with the provisions of Emerging Issues Task Force (“EITF”) 96-18.  In the three months ended June 30, 2004, the Company granted non-qualified options to purchase 100,000 shares of the Company’s Common Stock to a consultant, with a value of approximately $241,832.  This value was determined using the Black-Scholes option-pricing model.  The Company will recognize this amount in its operations ratably over a two-year period, according to the vesting schedule of the option.  In the three and six months ended September 30, 2004, the Company recognized $30,229 and $60,458, respectively of expense as stock-based compensation in the consolidated statement of operations.

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

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company has recognized compensation expense for the difference between the fair market value and the option price over the life of the options.  In the three and six months ended September 30, 2004, the Company recognized $3,297 and $6,594, respectively of expense as stock-based compensation in the consolidated statement of operations.

In accordance with the Financial Accounting Standards Board (FASB) Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.  Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss — as reported	$(929,766)	$(839,106)	$(1,206,416)	$(1,156,554)
Stock-based employee compensation — as reported	3,297	5,652	6,594	7,536
Pro forma stock-based employee compensation	(103,500)	(69,000)	(198,000)	(138,000)
Net loss — pro forma	$(1,029,969)	$(902,454)	$(1,397,822)	$(1,287,018)

Net loss per share — as reported	$(.03)	$(.03)	$(.04)	$(.04)
Stock-based employee compensation — as reported	—	—	—	—
Pro forma stock-based employee compensation	—	—	(.01)	—
Net loss per share — pro forma	$(.03)	$(.03)	$(.05)	$(.04)

3.                                      Three BY Ltd.

In June 2003, the Company entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the “3BY Agreements”) with Three BY Ltd., an Israeli company (“3BY”).  The 3BY Agreements provide for, among other things, the manufacture of certain of the Company’s products by 3BY, and a loan of up to $267,500 by the Company to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY’s facility, to be used to manufacture certain of the Company’s products.  As of December 31, 2003, the Company had advanced the complete loan.  3BY has completed the purchase and installation of the manufacturing equipment, and the Company began receiving commercial production from 3BY in the three months ending September 30, 2004.  The Company plans to take title to the manufacturing equipment and convert the advance to machinery and equipment in the three months ending December 31, 2004.

4.                                      Segment Information

The Company has three reportable segments — medical, industrial and corporate.  The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry.  The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.  The corporate segment consists of certain administrative expenses applicable to the Company as a whole.

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

Three months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2004
Sales to external customers	$1,130,315	$901,123	$—	$—	$2,031,438
Intersegment sales	—	330,253	—	(330,253)	—
Operating income (loss)	(615,701)	(51,737)	(268,419)	—	(935,857)
Interest income (expense), net	—	—	6,091	—	6,091
Depreciation and amortization	54,386	11,596	1,506	—	67,488
Advance to 3BY Ltd.	—	—	—	—	—
Other significant non-cash items:
Stock-based compensation	30,416	63	3,047	—	33,526
Expenditures for fixed assets	227,078	17,491	—	—	244,569

2003
Sales to external customers	$1,399,598	$707,156	$—	$—	$2,106,754
Intersegment sales	—	409,833	—	(409,833)	—
Operating income (loss)	16,853	3,758	(869,883)	—	(849,272)
Interest income (expense), net	—	—	6,541	—	6,541
Depreciation and amortization	42,277	10,062	—	—	52,339
Advance to 3BY Ltd.	146,522	—	—	—	146,522
Other significant non-cash items:
Stock-based compensation	321	107	578,807	—	579,235
Expenditures for fixed assets	30,520	262	—	—	30,782

Six months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2004
Sales to external customers	$3,107,645	$1,700,574	$—	$—	$4,808,219
Intersegment sales	—	977,214	—	(977,214)	—
Operating income (loss)	(605,442)	(31,443)	(586,563)	—	(1,223,448)
Interest income (expense), net	—	—	13,373	—	13,373
Depreciation and amortization	98,769	22,568	3,012	—	124,349
Advance to 3BY Ltd.	—	—	—	—	—
Other significant non-cash items:	—	—	—	—	—
Stock-based compensation	60,832	126	6,094	—	67,052
Expenditures for fixed assets	376,811	22,150	—	—	398,961
Total assets	2,664,864	1,594,733	1,806,008	(280,818)	5,784,787

2003
Sales to external customers	$2,670,615	$1,396,622	$—	$—	$4,067,237
Intersegment sales	—	556,217	—	(556,217)	—
Operating income (loss)	40,675	(20,771)	(1,198,407)	—	(1,178,503)
Interest income (expense), net	—	—	14,713	—	14,713
Depreciation and amortization	87,808	20,019	—	—	107,827
Advance to 3BY Ltd.	216,500	—	—	—	216,500
Other significant non-cash items:
Stock-based compensation	429	143	634,416	—	634,988
Expenditures for fixed assets	49,121	1,512	—	—	50,633
Total assets	2,259,918	979,314	2,606,992	(221,980)	5,624,244

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

Medical Segment

The medical segment supplies flexible endoscopes and disposable Slide-On™ EndoSheath® Systems (“EndoSheaths”) to the Ear-Nose-Throat (“ENT”), gastrointestinal (“GI”), urology and pulmonary markets.  Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, Trans-Nasal Esophagoscopes (“TNE”), sigmoidoscopes, cystoscopes and bronchoscopes.  We have designed the EndoSheaths to allow the health-care providers to process patients economically by permitting the providers to minimize reprocessing the endoscopes between procedures.  In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

Our strategy in the medical segment is comprised of three components: a) improve sales distribution, b) lower manufacturing costs and c) increase the number of new product offerings.

Sales Distribution

Since September 19, 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic Xomed, Inc. (“Medtronic Xomed”) as part of our exclusive distribution agreement (the “Medtronic Agreement”) with them. The initial term of the Medtronic Agreement is three years.  Thereafter, the Medtronic Agreement will be automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the United States and Canada to market and sell our ENT EndoSheaths, ENT endoscopes TNE endoscopes and TNE EndoSheaths to ENT practitioners.  As of July 2004 Medtronic Xomed completed the minimum purchase requirements for the initial twelve-month period of the term, ending in August 2004 (“Year 1”).

Under the Medtronic Agreement, in order to maintain its exclusive distribution rights, Medtronic Xomed is required to purchase at least 110% of the Year 1 unit volume of ENT EndoSheaths in Year 2.  Due to higher than expected inventory levels of ENT EndoSheaths at Medtronic Xomed at the end of Year 1, Medtronic Xomed is forecasting to purchase approximately 20,000 units of ENT EndoSheaths during the remaining six months of our fiscal year ending March 31, 2005 (“FY 05”), compared to approximately 125,800 units purchased by Medtronic Xomed in the first six months of FY 05.  If Medtronic Xomed continues to sell units to end users at their current rate, they would purchase significantly less ENT EndoSheaths from us than required under the Agreement to maintain exclusivity.  There can be no assurance that Medtronic Xomed will purchase the required units to maintain exclusivity.  As a result of the Medtronic Agreement, the success of our ENT product lines in the domestic market is substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control.  We continue to market and sell our GI and Urology product lines directly to those markets, and we have retained our own international network of distributors for all our medical product lines.

Cost Reduction

During FY 04 we decided we could reduce manufacturing costs by sub-contracting the manufacture of our EndoSheaths for the GI and ENT markets to 3BY, Ltd. (“3BY”), a company in Israel.  We realized a benefit of approximately $42,000 in the three months ended September 30, 2004 as we sold the first commercial lots of sigmoidoscope EndoSheaths that were manufactured by 3BY.  We also received our first commercial lots of ENT EndoSheaths from 3BY, and will realize a benefit from shipping those EndoSheaths in the three months ending December 31, 2004.  We are no longer manufacturing ENT EndoSheaths in our Natick facility.

New Products

In FY 04 we received clearance from the U.S. Food and Drug Administration, (“FDA”) to market a number of new products to the ENT market.  In general, we designed these products to allow the ENT physician to perform procedures in their offices, using their standard laryngoscopes, as opposed to the current practice of traveling to hospitals to use special ENT endoscopes to perform the procedures.  Under the current reimbursement procedures of the Centers for Medicare & Medicaid Services (“CMS”), a governmental agency under the U.S. Department of Health and Human Services, ENT physicians will receive higher reimbursements by performing the procedures in their offices than they receive when they perform them in a hospital.

In April 2004 we received clearance from the Food & Drug Administration to market our Flexible Cystoscope with Slide-On EndoSheath System, and plan to continue to introduce products during the twelve months ending March 31, 2005 (“FY 05”) that enhance the practice efficiency of physicians and also ensure a sterile insertion tube for each patient procedure.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104) and EITF 00-21, Revenue Arrangements with Multiple Deliverables. These pronouncements require that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  Determination of criterion (4) is based on management’s judgment regarding the collectibility of invoices for products and services delivered to customers.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We recognize revenue in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  This pronouncement requires that a vendor recognize rebates as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.  Measurement of the total rebate is based on the estimated number of customers that will ultimately earn rebates under the offer.  Determination of the number of customers that will earn rebates and the amount of those rebates is based on management’s judgment.  If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates.

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

Income Taxes

Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts recorded in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards.  The evaluation of the recoverability of any tax assets recorded on the balance sheet is subject to significant judgment.  We have provided valuation allowances for all our deferred tax assets to date.

Results of Operations

Net Sales

Q2 05 Compared to Q2 04

Net sales for the three months ended September 30, 2004 (“Q2 05”) were $2,031,438, a decrease of $75,316, or 4%, compared to the three-month period ended September 30, 2003 (“Q2 04”).  During Q2 05, net sales of the medical segment decreased by $269,283, or 19%, to $1,130,315, and net sales of the industrial segment increased by $193,967, or 27%, to $901,123, compared to Q2 04.  In the medical segment, the net sales and changes in net sales by market were as follows ($000’s):

Market	Q2 05	Q2 04	Increase (Decrease)	Percent
ENT	$910	$1,174	$(264)	(22)%
GI	77	146	(69)	(47)%
Urology	72	—	72	100%
Pulmonary	—	19	(19)	(100)%
Other	71	61	10	16%
Total	$1,130	$1,400	$(270)	(19)%

Medical Sales — ENT Market

Net sales to the ENT market include products for domestic and international customers as follows:

ENT Market	Q2 05	Q2 04	Increase (Decrease)	Percent
Domestic	$560	$712	$(152)	(21)%
International	350	462	(112)	(24)%
Total ENT	$910	$1,174	$(264)	(22)%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	Q2 05	Q2 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$261	$486	$(225)	(46)%
Endoscopes	291	220	71	32%
Other products	8	6	2	33%
Total Domestic	$560	$712	$(152)	(21)%

The primary reason for the decrease in net sales of ENT products to the domestic market was the completion in July 2004 by Medtronic Xomed of its minimum purchase requirements for Year 1 of the Medtronic Agreement.  As a result, Medtronic Xomed had higher than expected levels of inventory of ENT endoscopes and ENT Slide-On EndoSheaths (“ENT SOS”) at July 31, 2004, and did not purchase any of those products in August and September 2004.  Although we do expect to sell these products to Medtronic Xomed during the third and fourth quarters of FY 05, we expect these sales will be at a significantly slower rate than during the third and fourth quarters of FY 04.  The lower sales of these products were partially offset by the purchase by Medtronic Xomed of new products, including our diagnostic Trans-Nasal Esophagoscope (“TNE D”), our new ENT-1000 small diameter flexible endoscope and companion EndoSheaths for these endoscopes.

As a result of continuing discussions between us and Medtronic Xomed, we have initiated three programs designed to increase the rate of sale of ENT SOS.  Medtronic Xomed has assumed responsibility for two of these programs, and we have assumed responsibility for a third one with them, a rebate program.  As part of this rebate program we will grant Medtronic Xomed a cash rebate for sales of ENT SOS to new users who commit to large annual purchases of ENT SOS.  The rebate program is designed to continue for one year, will be renewable by mutual agreement and will vary with the price charged by Medtronic Xomed to individual users.  We are accounting for this rebate program under provisions of EITF 01-9, whereby for the three months ended September 30, 2004 we reduced sales by approximately $39,000 for the estimated potential rebate to be granted to Medtronic Xomed for sales by Medtronic Xomed after September 1, 2004 of ENT SOS that they had paid for, and were in their inventory on September 30, 2004.

We expect Medtronic Xomed to purchase approximately 20,000 units of ENT SOS during the third and fourth quarters of FY 05, for which we will record a sales reduction for the estimated rebate.  The amount to be rebated is based upon a sliding scale that ranges from $.02 to $1.17 per ENT SOS, or 0.3% to 19.0% of our standard unit price to Medtronic Xomed.

Under the Medtronic Agreement, in order to maintain its exclusive distribution rights, Medtronic Xomed is required to purchase at least 110% of the Year 1 unit volume of ENT EndoSheaths in Year 2.  There can be no assurance, however, that Medtronic Xomed will decide to maintain its exclusive distribution rights.  As a result of the Medtronic Agreement, the success of our domestic ENT product lines will continue to be substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed, over which we have limited control.

Sales of the TNE D and ENT-1000 endoscopes and companion EndoSheaths totaled approximately $224,000 in Q2 05, and we expect unit and dollar sales of these products will be higher in the third and fourth quarters of FY 05, as we expect to benefit from Medtronic Xomed’s efforts to penetrate the market for these products.

We also expect to release new products, including our therapeutic TNE (“TNE Bx”) and Slide-On EndoSheath System.  Both the TNE D and TNE Bx are products designed to simplify the procedure, to increase the patient throughput and to allow ENT physicians to perform procedures in their offices using topical anesthetics, compared to having to perform the same procedures in hospitals where patients are consciously sedated.  Being able to see more patients, and under reimbursement procedures allowed by CMS, physicians can generate more revenue by performing these procedures in their offices, compared to in a hospital environment.  The reimbursement rates are greater for the physician, but less overall, as there is no reimbursement for the hospital.  Patients benefit also, as they avoid being consciously sedated and they experience the procedures with an insertion tube covered with our sterile EndoSheath.  These are new procedures for ENT physicians, and communicating the benefits of them to the ENT physician is time-consuming.  We believe our relationship with Medtronic Xomed is critical to the marketing and distribution process, as Medtronic Xomed possesses greater sales and marketing abilities than we have.

We further delineate products sold to the international ENT market as follows:

ENT Products	Q2 05	Q2 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$237	$347	$(110)	(32)%
Endoscopes	113	115	(2)	(2)%
Other products	—	—	—	—%
Total International	$350	$462	$(112)	(24)%

The decrease in net sales to international distributors is primarily due to lower unit volume of ENT SOS, offset partially by higher unit average selling prices.  Effective April 1, 2004 we increased prices approximately 8% for ENT SOS and 5% for ENT endoscopes.  Unit sales of ENT SOS to the international distributors were 36,214 in Q2 05, a decrease of 22,346 units, compared to sales in Q2 04.  Included in the units sold in Q2 05 were 200 units for the ENT-1000 endoscope, not available for sale in Q2 04.  The lower demand from our distributors in Europe was partially offset by higher demand from our distributor in Australia.  Some of this slower demand was due to seasonal factors and also to reduced purchasing power by medical facilities that had overspent in other areas of their budget.  We expect unit demand in Europe will recover, but there can be no assurance it will recover to the level experienced in FY 04.

Unit sales of ENT endoscopes in Q2 05 to international distributors were 27, compared to 33 in Q2 04.  Unit sales in Q2 05 included 10 units of the ENT-1000, not available for sale in Q2 04.  Sales of ENT endoscopes are dependent upon a variety of factors, including the timing requirements of end users, foreign exchange rates, sales promotions of international competitors and other factors.  During FY 05 we increased our marketing efforts by hosting symposiums for physicians where they can experience the benefits that our products can have on the efficiency of their practices and the protection our products offer patients.

In addition, we plan to continue to sign agreements favorable to us with distributors in countries where we do not have a presence.  However, there can be no assurance we will be able to consummate these agreements on terms that are beneficial to us.

Medical Sales — Other Markets

Net sales to the GI market declined in Q2 05, compared to Q2 04, due primarily to lower demand for our proprietary sigmoidoscope EndoSheaths due to the aging of the installed base of our sigmoidoscopes and the continued insufficiency of reimbursement rates to physicians to support the use of the products.  We expect this decline to continue during FY 05.

During Q1 05 we launched our new Flexible Cystoscope (“CST-2000”) with Slide-On EndoSheath System at the American Urological Association trade show.  In Q2 05, we shipped our CST-2000 endoscope and EndoSheaths to international distributors in the U.K., Australia and Scandinavia.  We believe the CST-2000 and EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient.  In addition, the use of our CST-2000 with Slide-On EndoSheath System avoids the need to reprocess endoscopes with harsh chemicals, one of which has been contraindicated for use on patients with bladder cancer.

Industrial Segment

The increase in net sales of the industrial segment was due to higher demand for new borescopes, offset partially by lower demand for repairs of borescopes.

6 Months 05 Compared to 6 Months 04

Net sales for the six months ended September 30, 2004 (“6M 05”) were $4,808,219, an increase of $740,982, or 18%, compared to the six-month period ended September 30, 2003 (“6M 04”).  During 6M 05 net sales of the medical segment increased by $437,030, or 16% to $3,107,645, and net sales of the industrial segment increased by $303,952, or 22%, to $1,700,574, compared to 6M 04.  In the medical segment net sales and changes in net sales by market were as follows ($000’s):

Market	6M 05	6M 04	Increase (Decrease)	Percent
ENT	$2,642	$2,232	$410	18%
GI	171	298	(127)	(43)%
Urology	95	—	95	100%
Pulmonary	6	32	(26)	(81)%
Other	194	109	85	78%
Total	$3,108	$2,671	$437	16%

Medical Sales — ENT Market

Sales to the ENT market include products for domestic and international customers as follows:

ENT Market	6M 05	6M 04	Increase (Decrease)	Percent
Domestic	$1,679	$1,180	$499	42%
International	963	1,052	(89)	(8)%
Total ENT	$2,642	$2,232	$410	18%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	6M 05	6M 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$944	$893	$51	6%
Endoscopes	627	287	340	118%
Other products	108	—	108	100%
Total Domestic	$1,679	$1,180	$499	42%

Net sales of ENT SOS were strong in the six months ended September 30, 2004, because during the fiscal quarter ended June 30, 2004 Medtronic Xomed made significant purchases under the Medtronic Agreement.  These purchases declined thereafter, as explained above.  The increase in net sales of endoscopes for the period reflects net sales in Q2 05 of our TNE D endoscope and our ENT-1000 endoscope, offset partially by lower net sales of our ENT-2000 endoscope to Medtronic Xomed, as discussed above.  The increase in net sales of other products reflects sales of products to ENT physicians for the diagnosis of swallowing disorders.

We further delineate products sold to the international ENT market as follows:

ENT Products	6M 05	6M 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$754	$831	$(77)	(9)%
Endoscopes	209	221	(12)	(5)%
Total International	$963	$1,052	$(89)	(8)%

The lower net sales of ENT SOS and endoscopes to the international market were due primarily to the results of Q2 05, as explained above.

Industrial Segment

The increase in net sales for the 6M 05 compared to 6M 04 was due to higher demand in Q2 05 for new borescopes.

Gross Profit

Q2 05 Compared to Q2 04

Gross profit was $250,839 in Q2 05, a decrease of $551,146, compared to gross profit in Q2 04.  Gross profit decreased by approximately $493,000 in the medical segment, and by approximately $58,000 in the industrial segment.  The decrease in gross profit in the medical segment was due primarily to the lower unit volume of the ENT SOS and lower average selling prices of the ENT SOS, due to prices in the Medtronic Xomed agreement being lower than when we distributed these products through our own independent sales representative organization.  In addition, we recorded an accrued rebate to Medtronic Xomed.  The medical segment recorded an increase in gross profit due to sales of TNE D endoscopes and cystoscopes, but this was offset partially by higher production costs normally incurred with the initial production of new EndoSheaths.  The medical segment also recorded higher gross profit on the sale of EndoSheaths to the GI market, due to the lower costs of production of these EndoSheaths by 3BY Ltd., our subcontractor in Israel.  The medical segment received its first production lots of ENT SOS from 3BY in Q2 05, and will benefit from the lower costs of production of the ENT SOS in the three months ending December 31, 2004.  In the industrial segment, the decrease in gross profit was due primarily to an increase in overhead production costs.

In FY 04, we began the process of moving the manufacturing of our EndoSheaths to 3BY Ltd, a sub-contractor in Israel, to further reduce the manufacturing cost of these products.  We advanced $267,500 to the sub-contractor for the purchase and installation of machinery to produce ENT EndoSheaths.  We received the first commercial shipments of these products in the three months ending September 30, 2004.  We expect to produce a lower quantity of ENT SOS in FY 05 than we had planned, increasing the risk associated with repayment of the advance.  To eliminate this risk and to secure title to this equipment, we plan to take ownership of the equipment in the three months ending December 31, 2004.

6M 05 Compared to 6M 04

The reduction in gross profit for the 6M 05 compared to 6M 04 was due primarily to the lower gross profit in Q2 05, as explained above.

Operating Expenses

Selling, General and Administrative Expenses

Q2 05 Compared to Q2 04

The decrease in selling, general and administrative (“SG&A”) expenses in Q2 05 was due primarily to lower spending for legal and professional fees in the medical segment.

6M 05 Compared to 6M 04

The increase in S,G&A expenses for the 6M 05 compared to 6M 04 was due primarily to higher marketing and promotion costs related to launching new products.

Research and Development Expenses

Q2 05 Compared to Q2 04

The increase in R&D expenses in Q2 05, compared to Q2 04 was due primarily to additional spending for materials and personnel hired to work on developing new products for the medical segment.  We expect costs for R&D will continue to be higher in FY 05, compared to FY 04, as we increase our efforts to develop new products utilizing the technology inherent in our EndoSheaths.

6M 05 Compared to 6M 04

The increase in R&D expenses for 6M 05, compared to 6M 04 was due primarily to the same reasons as explained above.

Stock-based Compensation Expenses

We incurred stock-based compensation costs during Q1 05 and Q2 05, due primarily to the grant in April 2004 of a non-qualified option to purchase 100,000 shares of our Common Stock to an outside consultant.  This grant was in accordance with an agreement entered into with that consultant in January 2003.  The value of the non-qualified option was determined to be approximately $242,000, using the Black-Scholes option-pricing model, and will be recorded in our statements of operations over the vesting period of the option.  In each of Q1 05 and Q2 05, we recorded approximately $30,000 of expense related to this non-qualified option in our statements of operations.  In addition, during the three months ended June 30, 2003, the compensation committee of our board of directors authorized the issuance of non-qualified options to purchase 1,295,000 shares of common stock to certain of our employees.  These options were priced below the fair market price of our common stock on the date of grant.  Accordingly, we will recognize compensation expense totaling approximately $65,000 from June 2003 through December 2007, the vesting period of these options.  In each of Q1 05 and Q2 05, we incurred approximately $3,000 of expense for these options in our statements of operations.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q2 05	Q2 04	Change	6M 05	6M 04	Change
Medical	$(616)	$17	$(633)	$(605)	$41	$(646)
Industrial	(52)	4	(56)	(31)	(21)	(10)
Corporate	(268)	(870)	602	(587)	(1,198)	611
Total	$(936)	$(849)	$(87)	$(1,223)	$(1,178)	$(45)

In the medical segment, the lower gross profit and higher spending for R&D resulted in an operating loss for Q2 05.  In the industrial segment, higher overhead costs related to production of endoscopes caused the operating loss in Q2 05.  In the corporate segment, the lower cost for stock-based compensation for non-qualified options to non-employees was the primary driver for the lower loss.  These reasons were also the primary drivers for the lower operating losses for 6M 05, compared to 6M 04.

Liquidity and Capital Resources

At September 30, 2004, our principal source of liquidity was working capital of approximately $3.0 million, including $1.7 million in cash and cash equivalents.  At September 30, 2004, we had acceptances payable to a bank totaling approximately $56,000.  We have pledged $125,000 to secure the acceptances payable.

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

Our cash and cash equivalents decreased by approximately $998,000 in the six months ended September 30, 2004, due primarily to cash used for operations of approximately $883,000 and cash used for investing activities of approximately $413,000.  These uses were partially offset by financing activities, including the exercise of stock options by employees and non-employees, resulting in approximately $298,000 of cash generated.  We expect that our current balance of cash and cash equivalents will not be sufficient to fund our operations for the next twelve months.

We have incurred losses since our inception, and losses are expected to continue at least during FY 05.  We have funded the losses principally with the proceeds from public and private equity financings.  The private equity financings have included sales of new common stock to two employees who are also directors, to other directors and to private individuals.  There is no commitment from these investors that they will continue to purchase new common stock, and we cannot be sure they will be a source of liquidity to us in the future.

Management has decided that new financing is required to fund operations. However, there can be no assurance that additional funding will be available, or available on reasonable terms.  If we are not able to secure new financing, our ability to satisfy our operating obligations could be in jeopardy.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our Japanese Yen liabilities are settled within 90 days of receipt of materials.  At September 30, 2004, our liabilities relating to Japanese Yen were approximately $160,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended September 30, 2004, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)            Changes in Internal Controls Over Financial Reporting.

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the fiscal quarter ended September 30, 2004.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders

We held the 2004 Annual General Meeting of Shareholders (the “Annual Meeting”) on July 21, 2004.  At the Annual Meeting, the following actions were taken:

1.               The stockholders re-elected William F. Doyle, Lewis C. Pell and John J. Wallace as Class I directors to serve for a three-year term.  Holders of 16,424,283 shares of Common Stock voted for and holders of 8,600 shares of Common Stock voted against Mr. Doyle.  Holders of 16,402,836 shares of Common Stock voted for and holders of 30,047 shares of Common Stock voted against Mr. Pell.  Holders of 16,426,883 shares of Common Stock voted for and holders of 6,000 shares of Common Stock voted against Mr. Wallace.  In addition to Mr. Doyle, Mr. Pell and Mr. Wallace, Mr. Katsumi Oneda, Mr. Ron Hadani and Mr. Kenneth W. Anstey continue to serve on the Board of Directors.

2.               The stockholders ratified the selection of BDO Seidman LLP as our independent public accountants for the fiscal year ending March 31, 2005.  Holders of 16,432,883 shares of Common Stock voted for, and there were no votes against or abstentions from voting on the ratification of BDO Seidman LLP as our independent public accountants.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                                       Certification of Chief Executive Officer pursuant to Rule 13a-15(a)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2                                       Certification of Chief Financial Officer pursuant to Rule 13a-15(a)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32                                                Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On November 5, 2004, we furnished a current report on Form 8-K attaching our press release announcing our financial results for the second quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: November 12, 2004	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: November 12, 2004	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)