Form 10-Q
period 2004-12-31
VISION SCIENCES INC /DE/
filed 2005-02-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED December 31, 2004

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

Yes  ☒                   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2005.

Common Stock, par value of $.01	31,163,412
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$689,794	$2,714,941
Accounts receivable, net of allowance for doubtful accounts of $67,666 and $52,800, respectively	1,621,260	1,683,459
Inventories	1,751,296	1,352,716
Prepaid expenses and deposits	41,951	62,182
Total current assets	4,104,301	5,813,298

Property and Equipment, at cost:
Machinery and equipment	4,291,415	3,623,854
Furniture and fixtures	242,227	212,002
Leasehold improvements	573,780	473,411
	5,107,422	4,309,267
Less-Accumulated depreciation and amortization	3,940,355	3,728,242
	1,167,067	581,025

Advance to Three BY Ltd	—	267,500

Other assets, net of accumulated amortization of $52,214 and $47,428, respectively	76,417	66,751
Total assets	$5,347,785	$6,728,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$59,884	$51,766
Current portion of note payable	18,837	17,495
Accounts payable	620,480	681,998
Accrued expenses	1,145,548	970,755
Total current liabilities	1,844,749	1,722,014

Long term portion of note payable	26,313	40,614

Stockholders’ Equity:
Common stock, $.01 par value— Authorized—50,000,000 shares Issued and outstanding—31,007,563 shares at December 31, 2004 and 30,687,963 shares at March 31, 2004	310,075	306,879
Additional paid-in capital	65,150,176	64,649,956
Accumulated deficit	(61,983,528)	(59,990,889)
Total stockholders’ equity	3,476,723	4,965,946
Total liabilities and stockholders’ equity	$5,347,785	$6,728,574

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net sales	$2,826,949	$2,717,775	$7,635,167	$6,785,012
Cost of sales	2,040,079	1,826,106	5,514,894	4,333,773

Gross profit	786,870	891,669	2,120,273	2,451,239

Selling, general and administrative expenses (1)	1,103,583	847,537	2,944,640	2,655,289
Research and development expenses (1)	412,111	159,452	1,060,854	454,785
Stock-based compensation	65,843	(132,531)	132,895	502,457
Income (Loss) from operations	(794,667)	17,211	(2,018,116)	(1,161,292)

Interest income	3,862	6,681	19,936	21,393
Interest expense	(1,190)	—	(3,891)	—
Other income, net	5,773	3,862	9,432	11,099

Net income (loss)	$(786,222)	$27,754	$(1,992,639)	$(1,128,800)

Basic and diluted net income (loss) per common share	$(0.03)	$0.00	$(0.06)	$(0.04)

Shares used in computing basic and diluted net income (loss) per common share	30,976,505	30,228,794	30,912,528	30,118,564

(1)          Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$109	$(121,114)	$328	$398,449
Selling, general and administrative expenses	65,734	(11,417)	132,567	104,008
Total	$65,843	$(132,531)	$132,895	$502,457

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Number	$.01
	of Shares	Par Value

Balance, March 31, 2004	30,687,963	$306,879	$64,649,956	$(59,990,889)	$4,965,946
Exercise of stock options, net	319,600	3,196	367,325	—	370,521
Compensation expense related to non-employee non-qualified stock options			123,004	—	123,004
Compensation expense related to employee non-qualified stock options			9,891		9,891
Net loss	—	—	—	(1,992,639)	(1,992,639)	$(1,992,639)

Total comprehensive loss						$(1,992,639)

Balance December 31, 2004	31,007,563	$310,075	$65,150,176	$(61,983,528)	$3,476,723

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
Cash flows from operating activities:
Net loss	$(1,992,639)	$(1,128,800)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	216,899	156,311
Stock compensation for non-qualified options	132,895	502,457
Changes in assets and liabilities:
Accounts receivable	62,199	(513,048)
Inventories	(398,580)	(134,040)
Prepaid expenses and deposits	20,231	(35,031)
Accounts payable	(61,518)	391,286
Accrued expenses	174,793	65,186

Net cash used for operating activities	(1,845,720)	(695,679)

Cash flows used for investing activities
Increase in marketable securities	—	(299)
Purchase of property and equipment, net of conversion of Advance to 3BY Ltd	(530,655)	(120,106)
Advance to Three BY Ltd	—	(267,500)
(Increase) decrease in other assets	(14,452)	16,666

Net cash used for investing activities	(545,107)	(371,239)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(12,959)	—
Proceeds from acceptances payable to a bank	8,118	79,021
Proceeds from the sale of common stock, net	—	329,012
Exercise of stock options, net	370,521	151,707
Net cash provided by financing activities	365,680	559,740

Net decrease in cash and cash equivalents	(2,025,147)	(507,178)
Cash and cash equivalents, beginning of period	2,714,941	2,744,143
Cash and cash equivalents, end of period	$689,794	$2,236,965

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,891	$—

Supplemental Disclosure of Non-cash Items from Financing Activities:

Fair market value of non-qualified options granted in the period	$371,101	$1,411,550

Change in the fair market value of non-qualified options existing at the beginning of the period	$—	$489,269

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

b.                                      Cash Equivalents: Cash equivalents are carried at market value, which includes accrued interest.  Cash equivalents are short-term, highly liquid investments with original maturities of less than three months.

c.                                       Marketable Securities: Marketable securities are carried at market value, which includes accrued interest.  The Company has classified its investments in marketable securities as available-for-sale securities.  At December 31, 2004, the Company had no marketable securities.

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31, 2004	March 31, 2004
		(audited)
Raw materials	$1,156,704	$726,221
Work-in-process	132,124	297,220
Finished goods	462,468	329,275
	$1,751,296	$1,352,716

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

f.                                         Basic and Diluted Net Income (Loss) Per Common Share: Basic and diluted net income (loss) per common share is based on the weighted average number of common shares outstanding.  Shares of common stock issuable pursuant to outstanding stock options have not been considered, as their effect would be antidilutive.

g.                                      Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  To date the Company has not entered into any multiple element arrangements.  The Company follows Emerging Issues Task Force (“EITF”) 01-9 to record the effect on sales of any rebates offered to customers.  The Company recognizes revenue upon the passage of title that normally occurs upon shipment from our plants.

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

j.                                          Accounting for Options Issued to Non-employees: The Company accounts for non-qualified stock option agreements issued to non-employees as equity instruments, in accordance with the provisions of EITF 96-18.  In the nine months ended December 31, 2004, the Company granted non-qualified options to purchase 100,000 and 50,000 shares of the Company’s Common Stock to a consultant, with a value of approximately $241,832 and $129,269, respectively.  This value was determined using the Black-Scholes option-pricing model.  The assumptions used during the nine months ended December 31, 2004 were as follows.

Risk-free interest rate	.93% - 1.36%
Expected dividend yield	—
Expected levis	5 years
Expected volatility	79% - 83%

The Company is recognizing these amounts in its operations ratably over a two-year period, according to the vesting schedules of the options.  In the three and nine months ended December 31, 2004, the Company recognized $62,546 and $123,004, respectively of expense related to these two options as stock-based compensation in the consolidated statements of operations.

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

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company has recognized compensation expense for the difference between the fair market value and the option price over the life of the options.  In the three and nine months ended December 31, 2004, the Company recognized $3,297 and $9,891, respectively of expense related to these options as stock-based compensation in the consolidated statements of operations.

In accordance with the Financial Accounting Standards Board (FASB) Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.  Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated as follows:

l.                                         New Accounting Standards:  In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities.  This pronouncement is effective for the Company beginning October 1, 2005.  The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005.  The Company has not yet assessed the impact of adopting this new standard.

In December 2004 the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  The new standard will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company has not yet assessed the impact of adopting this new standard.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) – as reported	$(786,222)	$27,754	$(1,992,639)	$(1,128,800)
Stock-based employee compensation – as reported	3,297	5,652	9,891	13,188
Pro forma stock-based employee compensation	(103,900)	(69,000)	(301,900)	(207,000)
Net loss – pro forma	$(886,825)	$(35,594)	$(2,284,648)	$(1,322,612)

Net income (loss) per share – as reported	$(.03)	$—	$(.06)	$(.04)
Stock-based employee compensation – as reported	—	—	—	—
Pro forma stock-based employee compensation	—	—	(.01)	—
Net income (loss) per share – pro forma	$(.03)	$—	$(.07)	$(.04)

3.             Three BY Ltd.

In June 2003, the Company entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the “3BY Agreements”) with Three BY Ltd., an Israeli company (“3BY”).  The 3BY Agreements provide for, among other things, the manufacture of certain of the Company’s products by 3BY, and a loan of up to $267,500 by the Company to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY’s facility, to be used to manufacture certain of the Company’s products.  As of December 31, 2003, the Company had advanced the complete loan.  3BY has completed the purchase and installation of the manufacturing equipment, and the Company began receiving commercial production from 3BY in the three months ending September 30, 2004.  On October 1, 2004, according to terms in the Loan Agreement, 3BY and the Company agreed that the Company would take title to the manufacturing equipment, in lieu of 3BY retaining title and paying back the advance.

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

Three months ended December 31,	Medical	Industrial	Corporate	Adjustments	Total
2004
Sales to external customers	$2,158,084	$668,865	$—	$—	$2,826,949
Intersegment sales	—	838,159	—	(838,159)	—
Operating income (loss)	(275,890)	(26,833)	(491,944)	—	(794,667)
Interest income (expense), net	—	—	2,672	—	2,672
Depreciation and amortization	76,379	14,664	1,506	—	92,549
Advance to 3BY Ltd.	—	—	—	—	—
Other significant non-cash items:
Stock-based compensation	62,734	62	3,047	—	65,843
Conversion of advance to fixed asset	267,500	—	—	—	267,500
Expenditures for fixed assets	131,694	—	—	—	131,694

2003
Sales to external customers	$1,767,982	$949,793	$—	$—	$2,717,775
Intersegment sales	—	612,914	—	(612,914)	—
Operating income (loss)	66,906	102,102	(151,797)	—	17,211
Interest income (expense), net	—	—	6,681	—	6,681
Depreciation and amortization	38,401	10,083	—	—	48,484
Advance to 3BY Ltd.	51,000	—	—	—	51,000
Other significant non-cash items:
Stock-based compensation	321	107	(132,959)	—	(132,531)
Expenditures for fixed assets	69,474	—	—	—	69,474

Nine months ended December 31,
2004
Sales to external customers	$5,265,728	$2,369,439	$—	$—	$7,635,167
Intersegment sales	—	1,815,373	—	(1,815,373)	—
Operating income (loss)	(1,008,495)	(58,463)	(951,158)	—	(2,018,116)
Interest income (expense)	—	—	16,045	—	16,045
Depreciation and amortization	175,148	37,233	4,518	—	216,899
Advance to 3BY Ltd.	—	—	—	—	—
Other significant non-cash items:	—	—	—	—	—
Stock-based compensation	123,567	187	9,141	—	132,895
Conversion of advance to fixed asset	267,500	—	—	—	267,500
Expenditures for fixed assets	508,505	22,150	—	—	530,655
Total assets	3,394,262	1,456,707	777,249	(280,433)	5,347,785

2003
Sales to external customers	$4,438,597	$2,346,415	$—	$—	$6,785,012
Intersegment sales	—	1,169,131	—	(1,169,131)	—
Operating income (loss)	107,581	81,332	(1,350,205)	—	(1,161,292)
Interest income (expense)	—	—	21,393	—	21,393
Depreciation and amortization	126,209	30,102	—	—	156,311
Advance to 3BY Ltd.	267,500	—	—	—	267,500
Other significant non-cash items:
Stock-based compensation	750	250	501,457	—	502,457
Expenditures for fixed assets	118,594	1,512	—	—	120,106
Total assets	2,207,624	1,263,363	2,454,310	(88,582)	5,836,715

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, the continuation of our contracts with Medtronic Xomed, Inc. and Medtronic USA, Inc., general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission.  We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

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

Sales Distribution

Since September 19, 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic Xomed, Inc. (“Medtronic Xomed”) as part of our exclusive distribution agreement (the “Medtronic Agreement”) with them. The initial term of the Medtronic Agreement is three years.  Thereafter, the Medtronic Agreement will be automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the United States and Canada to market and sell our ENT EndoSheaths, ENT endoscopes, TNE endoscopes and TNE EndoSheaths to ENT practitioners.  As of July 2004 Medtronic Xomed completed the minimum purchase requirements for the initial twelve-month period of the term, ending in August 2004 (“Year 1”).

Under the Medtronic Agreement, in order to maintain its exclusive distribution rights, Medtronic Xomed is required to purchase at least 110% of the Year 1 unit volume of ENT EndoSheaths in Year 2.  Due to higher than expected inventory levels of ENT EndoSheaths at Medtronic Xomed at the end of Year 1, we currently expect Medtronic Xomed to purchase approximately 6,300 units of ENT EndoSheaths during the remaining three months of our fiscal year ending March 31, 2005 (“FY 05”), compared to approximately 140,240 units purchased by Medtronic Xomed in the first nine months of FY 05.  If Medtronic Xomed continues to sell units to end users at their current rate, they would purchase significantly less ENT EndoSheaths from us than required under the Agreement to maintain exclusivity.  There can be no assurance that Medtronic Xomed will purchase the required units to maintain exclusivity.  We have made no determination, as of December 31, 2004, as to whether we will terminate the exclusive distribution rights of Medtronic Xomed if Medtronic Xomed does not purchase the unit volume required in Year 2.  As a result of the Medtronic Agreement, the success of our ENT product lines in the domestic market is substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control.

The Medtronic Agreement does not contain any provisions for Medtronic Xomed to return unsold products, nor are there any terms related to product acceptance and warranty that are different from the normal terms we offer our other customers.  The Medtronic Agreement does provide for a discount to Medtronic Xomed for payment within 10 days of invoice date.

In December 2004 we concluded an agreement (the “MDT USA Agreement”) with the Urology division of Medtronic, Inc. (“MDT USA”) that provides for MDT USA to be the exclusive distributor in the United States and Canada of our flexible Cystoscope with Slide-On EndoSheath System and ancillary products to the urology market, including urogynecology.  The MDT USA Agreement runs until March 31, 2006, the “Initial Term”, and thereafter will automatically renew for successive one-year periods, unless either party notifies the other party in writing, at least ninety days prior to the end of any term, of its intent not to renew.

During the Initial Term, MDT USA is required to purchase $1,965,000 of our flexible Cystoscope and our Slide-On Cystoscope EndoSheath System, of which $353,500 will be purchased in FY 05 and $1,611,500 will be purchased in our fiscal year ending March 31, 2006 (“FY 06”). In the 12-month periods following the Initial Term, the MDT USA Agreement requires us and MDT USA to negotiate minimum sales values. If MDT USA fails to purchase such minimums, or if we cannot agree on such minimums, we have the right and option to terminate MDT USA’s exclusivity, or terminate the MDT USA Agreement.

The MDT USA Agreement does not contain any provisions for MDT USA to return unsold products, nor are there any terms related to product acceptance and warranty that are different from the normal terms we offer our other customers.  The MDT USA Agreement does provide for a discount to MDT USA for payment within 10 days of invoice date.

We continue to market and sell our GI product line directly to that market, and we have retained our own international network of distributors for all our medical product lines.

Cost Reduction

During FY 04 we decided we could reduce manufacturing costs by sub-contracting the manufacture of our EndoSheaths for the GI and ENT markets to 3BY, Ltd. (“3BY”), a company in Israel.  We realized a benefit of approximately $60,000 in the six months ended December 31, 2004 as we sold the first commercial lots of sigmoidoscope EndoSheaths and ENT EndoSheaths that were manufactured by 3BY.  This cost reduction is net of depreciation expense recognized in the three months ended December 31, 2004 for the ENT equipment we took title to from 3BY effective October 1, 2004.

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

In April 2004 we received clearance from the Food & Drug Administration to market our Flexible Cystoscope with Slide-On EndoSheath System. We plan to continue to introduce products during FY 05 that enhance the practice efficiency of physicians and also ensure a sterile insertion tube for each patient procedure.

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

We account for the rebate we granted to Medtronic Xomed in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  This pronouncement requires that a vendor recognize rebates as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.  Accordingly, as of September 30, 2004, we recognized an allowance of $39,000 for the estimated rebate that would accrue to Medtronic Xomed for sales of ENT EndoSheaths that were in Medtronic Xomed’s inventory at that date that would be sold to new customers under the rebate program.  Subsequent to September 30, 2004, we recognize revenue on sales of ENT EndoSheaths to Medtronic Xomed, net of an estimated sales allowance related to that rebate program.  Measurement of the total rebate is based on the estimated number of customers that will ultimately earn rebates under the offer.  Determination of the number of customers that will earn rebates and the amount of those rebates is based on management’s judgment.  We review our estimates of the number of customers that will earn benefits under the rebate program each fiscal quarter.  If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates.

Options Issued to Non-employees

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

We account for certain non-qualified options granted to employees to purchase our common stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  If the fair market value of the underlying stock at the date of grant is greater than the option price, we recognize compensation expense for the difference between the market price and the option price over the vesting period of the options.

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

Results of Operations

Net Sales

Q3 05 Compared to Q3 04

Net sales for the three months ended December 31, 2004 (“Q3 05”) were $2,826,949, an increase of $109,174, or 4%, compared to the three-month period ended December 31, 2003 (“Q3 04”).  During Q3 05, net sales of the medical segment increased by $390,102, or 22%, to $2,158,084, and net sales of the industrial segment decreased by $280,928, or 30%, to $668,865, compared to Q3 04.  In the medical segment, the net sales and changes in net sales by market were as follows ($000’s):

Market	Q3 05	Q3 04	Increase (Decrease)	Percent
ENT	$1,646	$1,572	$74	5%
GI	78	120	(42)	(36)%
Urology	263	—	263	100%
Pulmonary	28	21	7	33%
Other	143	55	88	159%
Total	$2,158	$1,768	$390	22%

Medical Sales – ENT Market

Net sales to the ENT market include products for domestic and international customers as follows:

ENT Market	Q3 05	Q3 04	Increase (Decrease)	Percent
Domestic	$1,080	$1,208	$(128)	(11)%
International	566	364	202	55%
Total ENT	$1,646	$1,572	$74	5%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	Q3 05	Q3 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$151	$453	$(302)	(67)%
Endoscopes	911	657	254	39%
Other products	18	98	(80)	(82)%
Total Domestic	$1,080	$1,208	$(128)	(11)%

The primary reason for the decrease in net sales of ENT products to the domestic market was the completion in July 2004 by Medtronic Xomed of its minimum purchase requirements for Year 1 of the Medtronic Agreement.  As a result, Medtronic Xomed had higher than expected levels of inventory of ENT endoscopes and ENT Slide-On EndoSheaths (“ENT SOS”) and has not purchased as much of those products since that time.  Medtronic Xomed did resume purchases of those products in Q3 05, but at a significantly slower rate than Q3 04.  We expect sales of ENT SOS to Medtronic Xomed in the remainder of FY 05 to continue to be slow, as Medtronic Xomed has sufficient inventory to support their average monthly sales for approximately six months.  The lower sales of these products were partially offset by the purchase by Medtronic Xomed of new products, including our TNE Bx endoscope and our ENT-1000 small diameter flexible endoscope and companion EndoSheaths for these endoscopes.

To attempt to increase the sales of our ENT SOS, Medtronic Xomed has initiated three programs.  Two of these programs were generated internally at Medtronic Xomed and we do not participate in them at all.  We have assumed responsibility for a third program, a rebate that we agreed to provide Medtronic Xomed a cash rebate for sales of ENT SOS to new users who commit to large annual purchases of ENT SOS.  The rebate program is designed to continue for one year, will be renewable by mutual agreement and will vary with the price charged by Medtronic Xomed to individual users.  We are accounting for this rebate program under EITF 01-9.  For the three months ended September 30, 2004 we reduced sales by approximately $39,000 for the estimated potential maximum rebate to be granted to Medtronic Xomed for sales by Medtronic Xomed after September 1, 2004 of ENT SOS that they had paid for, and were in their inventory on September 30, 2004.

We continue to provide for the potential maximum rebate for current sales to Medtronic Xomed. Although the rebate program has not proved successful to date in reducing the inventory of ENT SOS at Medtronic Xomed, we plan to continue the program for the aforementioned one year.

Under the Medtronic Agreement, in order to maintain its exclusive distribution rights, Medtronic Xomed is required to purchase at least 110% of the Year 1 unit volume of ENT SOS in Year 2.  There can be no assurance, however, that Medtronic Xomed will purchase the required units to maintain its exclusive distribution rights.  As a result of the Medtronic Agreement, the success of our domestic ENT product lines will continue to be substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed, over which we have limited control.

Sales of the TNE Bx, TNE D and ENT-1000 endoscopes and companion EndoSheaths totaled approximately $843,000 in Q3 05, reflecting continued market penetration by Medtronic Xomed of the TNE D and ENT-1000 products, and the initial shipments of our TNE Bx endoscope and companion EndoSheaths.  We expect sales of the TNE D and ENT-1000 products will be higher in the fourth quarter of FY 05, while sales of the TNE Bx products to slow, reflecting the time it will take Medtronic Xomed to launch the products to their sales force.

Both the TNE D and TNE Bx are products designed to allow ENT physicians to perform procedures in their offices using topical anesthetics, compared to having to perform the same procedures in hospitals where patients are consciously sedated, thereby increasing patient throughput.  Being able to see more patients, and under reimbursement procedures allowed by CMS, physicians can generate more revenue by performing these procedures in their offices, compared to in a hospital environment.  The reimbursement rates are greater for the physician, but less overall, as there is no reimbursement for the hospital.  Patients benefit also, as they avoid being consciously sedated and they experience the procedures with an insertion tube covered with our sterile EndoSheath.  These are new procedures for ENT physicians, and communicating the benefits of them to the ENT physician is time-consuming.  We believe our relationship with Medtronic Xomed is critical to the marketing and distribution process, as Medtronic Xomed possesses greater sales and marketing abilities than we have.

We further delineate products sold to the international ENT market as follows:

ENT Products	Q3 05	Q3 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$381	$267	$114	43%
Endoscopes	185	97	88	91%
Other products	—	—	—	—%
Total International	$566	$364	$202	55%

The increase in net sales to international distributors is primarily due to higher unit volume of ENT SOS, along with higher unit average selling prices.  Effective April 1, 2004 we increased prices approximately 8% for ENT SOS and 5% for ENT endoscopes.  Unit sales of ENT SOS to the international distributors were 58,920 in Q3 05, an increase of 14,125 units, compared to sales in Q3 04.  Included in the units sold in Q3 05 were 440 units for the ENT-1000 endoscope, not available for sale in Q3 04.  The higher demand came from our major distributors in Europe and Australia.  We expect unit demand from these distributors will remain consistent with prior years for the remainder of FY 05 and in the year ending March 31, 2006 (“FY 06”).

Unit sales of ENT endoscopes in Q3 05 to international distributors were 39, compared to 28 in Q3 04.  Unit sales in Q3 05 included 13 units of the ENT-1000, not available for sale in Q3 04.  In addition, we sold 4 TNE D endoscopes to our international distributors in Europe.  We are in the early stages of selling TNE endoscopes to our distributors, and we plan to increase our marketing efforts by hosting symposiums for physicians where they can experience the benefits that our products can have on the efficiency of their practices and the protection our products offer patients.  Sales of endoscopes are dependent upon a variety of factors, including the timing requirements of end users, foreign exchange rates, sales promotions of international competitors and other factors.

In addition, we plan to continue to sign agreements favorable to us with distributors in countries where we do not have a presence.  However, there can be no assurance we will be able to consummate these agreements on terms that are beneficial to us.

Medical Sales – Other Markets

Net sales to the GI market declined in Q3 05, compared to Q3 04, due primarily to lower demand for our proprietary sigmoidoscope EndoSheaths due to the aging of the installed base of our sigmoidoscopes and the continued insufficiency of reimbursement rates to physicians to support the use of the products.  We expect this decline to continue during FY 05 and FY 06.

The increase in sales of urology products reflects the initial shipments of our new Flexible Cystoscope (“CST-2000”) with Slide-On EndoSheath System to MDT USA and to shipments to international distributors in Europe and Australia.  We believe the CST-2000 and EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient.  In addition, the use of our CST-2000 with Slide-On EndoSheath System avoids the need to reprocess endoscopes with harsh chemicals, one of which has been contraindicated for use on patients with bladder cancer.

Industrial Segment

The increase in net sales of the industrial segment was due to lower demand for new borescopes, offset partially by higher demand for repairs of borescopes.

9 Months 05 Compared to 9 Months 04

Net sales for the nine months ended December 31, 2004 (“9M 05”) were $7,635,167, an increase of $850,155, or 13%, compared to the nine-month period ended December 31, 2003 (“9M 04”).  During 9M 05 net sales of the medical segment increased by $827,131, or 19% to $5,265,728, and net sales of the industrial segment increased by $23,024, or 1%, to $2,369,439, compared to 9M 04.  In the medical segment net sales and changes in net sales by market were as follows ($000’s):

Market	9M 05	9M 04	Increase (Decrease)	Percent
ENT	$4,288	$3,804	$484	13%
GI	248	418	(170)	(41)%
Urology	358	—	358	100%
Pulmonary	35	53	(18)	(34)%
Other	336	163	173	106%
Total	$5,265	$4,438	$827	19%

Medical Sales – ENT Market

Sales to the ENT market include products for domestic and international customers as follows:

ENT Market	9M 05	9M 04	Increase (Decrease)	Percent
Domestic	$2,752	$2,389	$363	15%
International	1,536	1,415	121	9%
Total ENT	$4,288	$3,804	$484	13%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	9M 05	9M 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,101	$1,347	$(246)	(18)%
Endoscopes	1,539	944	595	63%
Other products	112	98	14	14%
Total Domestic	$2,752	$2,389	$363	15%

Net sales of ENT SOS decreased in the nine months ended December 31, 2004, because of the reasons discussed above.  The increase in net sales of endoscopes for the period reflects net sales in Q3 05 of our TNE Bx endoscope and also higher sales in 9M 05 of our ENT-1000 endoscope, offset partially by lower net sales of our ENT-2000 endoscope to Medtronic Xomed.  The increase in net sales of other products reflects sales of products to ENT physicians for the diagnosis of swallowing disorders.

We further delineate products sold to the international ENT market as follows:

ENT Products	9M 05	9M 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,138	$1,098	$40	4%
Endoscopes	394	317	77	24%
Other products	4	—	4	100
Total International	$1,536	$1,415	$121	9%

The higher net sales of ENT SOS and endoscopes to the international market were due primarily to the causes in Q3 05 as explained above.

Industrial Segment

The increase in net sales for the 9M 05 compared to 9M 04 was due to higher demand for repairs of borescopes, offset by lower demand for new borescopes.

Gross Profit

Q3 05 Compared to Q3 04

Gross profit was $786,870 in Q3 05, a decrease of $104,799, compared to gross profit in Q3 04.  Gross profit decreased by approximately $12,000 in the medical segment, and by approximately $93,000 in the industrial segment.  Gross profit in the medical segment increased due to higher volume of endoscopes, but this was more than offset by the lower volume and price of ENT SOS.  We did benefit from the lower costs of production of ENT SOS and EndoSheaths for the GI market at 3BY, but this was more than offset by the higher costs incurred for the initial production of our new EndoSheath styles, such as the EndoSheaths for TNE and cystoscopes that we manufactured in our Natick, Mass facility.  In the industrial segment, the decrease in gross profit was due primarily to a decrease in sales volume.

In FY 04, we began the process of moving the manufacturing of our EndoSheaths to 3BY Ltd, a sub-contractor in Israel, to reduce the manufacturing cost of these products.  We advanced $267,500 to the sub-contractor for the purchase and installation of machinery to produce ENT EndoSheaths.  We received the first commercial shipments of these products in the three months ending September 30, 2004.  We expect to produce a lower quantity of ENT SOS in FY 05 than we had planned, increasing the risk associated with repayment of the advance.  To eliminate this risk and to secure title to this equipment, we took ownership of the equipment in the three months ended December 31, 2004.

9M 05 Compared to 9M 04

The gross profit for 9M 05 was $2,120,273, a decrease of $330,966, compared to the gross profit in 9M 04.  The gross profit of the medical segment decreased by approximately $236,000, while the gross profit of the industrial segment decreased by approximately $95,000.  The causes of the reduction in gross profit for the 9M 05 compared to 9M 04 were primarily the same as in Q3 05, explained above.

Operating Expenses

Selling, General and Administrative Expenses

Q3 05 Compared to Q3 04

The increase in selling, general and administrative (“SG&A”) expenses in Q3 05 was due primarily to the accrual of severance payments for the termination of an employee of the industrial segment, and increased spending for legal fees related to intellectual property.

9M 05 Compared to 9M 04

The increase in S,G&A expenses for the 9M 05 compared to 9M 04 was due primarily to higher marketing and promotion costs related to launching new products, and the severance costs referred to above.

Research and Development Expenses

Q3 05 Compared to Q3 04

The increase in R&D expenses in Q3 05, compared to Q3 04 was due primarily to additional spending for materials and personnel hired to work on developing new products for the medical segment.  We expect costs for R&D will continue to be higher in FY 05, compared to FY 04, as we increase our efforts to develop new products for medical markets, both those that will utilize the technology inherent in our EndoSheaths, and other products for the medical market.

9M 05 Compared to 9M 04

The increase in R&D expenses for 9M 05, compared to 9M 04 was due primarily to the same reasons as explained above.

Stock-based Compensation Expenses

We incurred stock-based compensation costs during FY 05, due primarily to grants in April 2004 and July 2004 of non-qualified options to purchase 100,000 shares and 50,000 shares, respectively, of our Common Stock to an outside consultant.  These grants were in accordance with an agreement entered into with that consultant in January 2003.  The value of the non-qualified options were determined to be approximately $371,000, using the Black-Scholes option-pricing model, and will be recorded in our statements of operations over the vesting period of the options.  We recorded approximately $62,000 and $123,000 of expense in Q3 05 and 9M 05, respectively, related to these non-qualified options.  In addition, during the three months ended June 30, 2003, the compensation committee of our board of directors authorized the issuance of non-qualified options to purchase 1,295,000 shares of common stock to certain of our employees.  These options were priced below the fair market price of our common stock on the date of grant.  Accordingly, we will recognize compensation expense totaling approximately $65,000 from June 2003 through December 2007, the vesting period of these options.  In Q3 05 and 9M 05, we incurred approximately $3,000 and $9,000, respectively, of expense related to these options in our statements of operations.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q3 05	Q3 04	Change	9M 05	9M 04	Change
Medical	$(339)	$67	$(406)	$(1,009)	$108	$(1,117)
Industrial	(27)	102	(129)	(58)	81	(139)
Corporate	(429)	(152)	(277)	(951)	(1,350)	399
Total	$(795)	$17	$(812)	$(2,018)	$(1,161)	$(857)

In the medical segment, the lower gross profit, and higher spending for S,G&A and R&D resulted in an operating loss for Q3 05.  In the industrial segment, the lower gross profit due to lower sales volume and to higher costs associated with initial production of new endoscope styles for the medical segment were the primary causes for the operating loss in Q3 05.  The larger losses in 9M 05 for these two segments were due primarily to these same reasons.  In the corporate segment, the severance costs related to the termination of an industrial segment employee and an unfavorable comparison to a credit for stock-based compensation costs in Q3 04 were the primary causes for the higher loss.  For 9M 05, the corporate segment incurred lower costs for stock-based compensation due to the change in character of non-qualified options granted to non-employees from liability instruments to equity instruments in March 2004.

Liquidity and Capital Resources

At December 31, 2004, our principal source of liquidity was working capital of approximately $2.26 million, including $0.7 million in cash and cash equivalents.  At December 31, 2004, we had acceptances payable to a bank totaling approximately $60,000.  We have pledged $125,000 to secure the acceptances payable.

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

Our cash and cash equivalents decreased by approximately $2,025,000 in the nine months ended December 31, 2004, due primarily to cash used for operations of approximately $1,846,000 and cash used for investing activities of approximately $545,000.  These uses were offset by the exercise of stock options by employees and non-employees, resulting in approximately $371,000 of cash generated.  We expect that our current balance of cash and cash equivalents will not be sufficient to fund our operations for the next twelve months.

We have incurred losses since our inception, and losses are expected to continue at least during FY 05.  We have funded the losses principally with the proceeds from public and private equity financings.  The private equity financings have included sales of new common stock to two employees who are also directors, to other independent directors and independent private individuals.

On February 14, 2005, we sold in a private equity placement an aggregate of 3,703,702 shares of Common Stock at a price of $2.70 per share, raising gross proceeds to the Company of approximately $10,000,000.  Two financial investors, who are independent of the Company, acquired approximately $8,000,000 of the Common Stock sold, and two significant shareholders/directors acquired the remaining shares sold.  In addition, as part of the transaction, the Company issued warrants to purchase an additional 1,103,704 shares of Common Stock to the investors who are independent of the Company, and to the placement agent.  The warrants will be exercisable immediately over five years at a price of $3.75 per share. We will receive all the proceeds in exchange for newly issued shares of Common Stock, net of a placement fee of approximately $480,000.  The Company has not agreed to file any registration statement covering the resale of any of the Common Stock or Warrants acquired by the investors in the transaction

We expect total spending for property and equipment to be approximately $700,000 for FY 05.

We conduct our operations in certain facilities leased from non-related parties.  These leases expire on various dates through October 31, 2006.  In addition, we have operating leases for certain office equipment leased from non-related parties.  These leases expire on various dates through May 2006.  The following chart summarizes our contractual obligations as of March 31, 2004.

Contractual Obligation	Total	Due within 1 year	Due in 1-3 years
Operating leases	$701,347	$331,723	$369,624
Capital lease	45,150	18,837	26,313

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our Japanese Yen liabilities are settled within 90 days of receipt of materials.  At December 31, 2004, our liabilities relating to Japanese Yen were approximately $185,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended December 31, 2004, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)            Changes in Internal Controls Over Financial Reporting.

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2004.

PART II - OTHER INFORMATION

Item 4.  None

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1             Exclusive Distribution Agreement, dated December 29, 2004, by and between the Registrant and Medtronic USA, Inc.

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

(b)                                 Reports on Form 8-K

On February 10, 2005, we furnished a current report on Form 8-K attaching our press release announcing our financial results for the third quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date:	February 14, 2005	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date:	February 14, 2005	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)