Form 10-K/A
period 2004-03-31
VISION SCIENCES INC /DE/
filed 2005-03-18
CIK 894237

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A2

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

Form 10-K/A2

We are filing this Form 10-K/A2 for the following reasons:

  1.
  As of June 30, 2004, because the filing on June 29, 2004 had missing headers and footnotes. We did not notice this until after the first filing. We requested, and received from our printer, an updated form with the appropriate headers and footnotes. There were no other changes made to the document filed on June 29, 2004.

  2.
  As of March 18, 2005, because we have made changes to Item 9A, Controls and Procedures and to the Certifications, Exhibits 31.1, 31.2 and 32. In addition, we are updating signature pages as of March 18, 2005.

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

Item 9A.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15e) and 15d-15(e) as of March 31, 2004, the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

b) Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VISION-SCIENCES, INC.
DATE: MARCH 18, 2005	By:	/s/ RON HADANI Ron Hadani President, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RON HADANI Ron Hadani	President and CEO (Principal Executive Officer), Director	March 18, 2005
/s/ JAMES A. TRACY James A. Tracy	Vice President Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 18, 2005
/s/ KATSUMI ONEDA Katsumi Oneda	Chairman of the Board of Directors	March 18, 2005
/s/ LEWIS C. PELL Lewis C. Pell	Vice Chairman of the Board of Directors	March 18, 2005
/s/ KENNETH ANSTEY Kenneth Anstey	Director	March 18, 2005
/s/ WILLIAM F. DOYLE William F. Doyle	Director	March 18, 2005
/s/ JOHN J. WALLACE John J. Wallace	Director	March 18, 2005

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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Vision Sciences, Inc.
Natick, Massachusetts

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-57298, 33-80762, 333-72547, 333-48654 and 33-80764) of Vision Sciences, Inc. of our report dated May 20, 2004, relating to the consolidated financial statements, which appears in this Form 10-K.

/s/ BDO Seidman, LLP Boston, MA 02110
June 29, 2004

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
  Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM