Form 10-Q/A
period 2004-06-30
VISION SCIENCES INC /DE/
filed 2005-03-18
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q/A

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

Form 10-Q/A

We are filing this Form 10-Q/A for the period ended June 30, 2004 for the following reason:

1.                                       As of March 18, 2005 because we have made changes to Item 4, Controls and Procedures, and to the Certifications, Exhibits 31.1, 31.2 and 32.  In addition, we are updating the signature page as of March 18, 2005.

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

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended June 30, 2004, are effective.

b)            Changes in Internal Controls.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VISION-SCIENCES, INC.

Date: March 18, 2005	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: March 18, 2005	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)