Form 10-Q/A
period 2004-09-30
VISION SCIENCES INC /DE/
filed 2005-03-18
CIK 894237

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

Form 10-Q/A

We are filing this Form 10-Q/A for the period ended September 30, 2004 for the following reason:

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

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended September 30, 2004 are effective.

b)            Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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