Form 10-K
period 2005-03-31
VISION SCIENCES INC /DE/
filed 2005-06-29
CIK 894237

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2004 based upon the last sale price of the Common Stock on the Nasdaq SmallCap Market as reported by Nasdaq:    $49,622,844

        Number of shares outstanding of the Registrant's Common Stock as of May 31, 2005:    35,077,377

        Documents incorporated by reference: Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

        This Annual Report on Form 10-K contains forward-looking statements, including statements about new product introductions, expectations as to future sales of the products of Vision-Sciences, Inc. (the "Company", "we", "our", "us"), the availability of supplies, the sufficiency of our capital resources to meet anticipated capital requirements, our sales distribution channels and our expectations as to future expenditures, including research and development expenditures. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, commercialization and technological difficulties, general economic conditions and other risks detailed below. See "Certain Factors That May Affect Our Future Operating Results".

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

        The medical segment designs, manufactures and sells our EndoSheath® System ("EndoSheath"), a single-use device that slides on to the insertion tube of a flexible endoscope. The insertion tube is the part of an endoscope that enters the patient's body. The use of an EndoSheath gives health-care providers economic advantages because it allows them to avoid the burdensome cleaning required of endoscopes, reduces repair costs to endoscopes caused by the harsh chemicals used in the cleaning process and allows health-care providers to avoid investing in multiple endoscopes. Our EndoSheaths that have channels help to improve the practice efficiency of health-care providers by allowing them to perform procedures in their offices that otherwise they would have to perform in hospitals using special endoscopes that have channels. Often, the reimbursement rates are higher for physicians when they perform procedures in their offices. In addition, the EndoSheath is a sterile device that provides patients with a contaminant-free insertion tube for each procedure. There is a risk to patients of cross- contamination from the reuse of conventional flexible endoscopes that health-care providers are unable to effectively sterilize.

        The industrial segment manufactures and repairs flexible endoscopes for the medical segment. These include our conventional nasopharyngolaryngo endoscopes, the ENT-2000 and ENT-1000, for the Ear-Nose-Throat ("ENT") market. In addition, the industrial segment manufactures and repairs our trans-nasal diagnostic esophagoscope ("TNE D scope"), our trans-nasal therapeutic esophagoscope ("TNE Bx scope"), our cystoscope ("CST-2000"), our sigmoidoscope and our bronchoscope. We expect the industrial segment will be manufacturing our other endoscopes after they complete the product development cycle. In addition, the industrial segment designs, manufactures and markets flexible endoscopes, called borescopes, for industrial markets, primarily aircraft maintenance, jet engine manufacturing and defense.

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

        Flexible endoscopes are tubular instruments that enter the body through a natural orifice and enable physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic and therapeutic procedures. Flexible endoscopes generally utilize fiberoptic bundles or video camera technology for image production. The physician can steer the distal portion of a flexible endoscope with control knobs on the endoscope's operator body. By maneuvering the tip of the endoscope, the physician can access body regions through lengthy and twisted passageways, and perform a variety of procedures. The typical ENT endoscope does not contain channels whereas most conventional flexible endoscopes for gastroenterology ("GI"), pulmonary, urology procedures and special ENT endoscopes do contain one or more channels that run the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

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

Applications

        Flexible endoscopes are widely used in hospitals, clinics and physicians' offices, primarily on an outpatient basis. Our flexible endoscopes are designed primarily for screening, diagnostic and therapeutic procedures in fields such as otolaryngology (ear-nose-throat medicine, or "ENT"), urology, gastroenterology, pulmonary medicine, primary care and surgery. We estimate, based on various industry sources, that approximately 20 million flexible endoscopic procedures in these fields are performed in the United States annually.

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

        Urology Endoscopes.    Cystoscopes allow the urologist to view the inside of the bladder and urethra and are commonly used to diagnose and take biopsies of bladder tumors, identify obstruction of the bladder and to install and remove stents as part of surgical procedures. We estimate that based upon industry sources, over 440,000 flexible cystoscopies are performed annually in the United States, of which 79% are done in an outpatient setting. Sterile equipment is highly desired for cystoscopy, but today, most cystoscopes are disinfected, not sterilized.

        Gastrointestinal Endoscopes.    Based on industry sources, we estimate that over 12 million flexible endoscopic procedures involving the screening, diagnosis or treatment of the colon, esophagus, stomach and duodenum are performed in the United States annually. Continued growth in such procedures is expected to result from an increase in procedures performed for the purpose of detecting cancer of the descending colon, as well as the increased medical needs associated with an aging population. The American Cancer Society has recommended that every adult over the age of 50 (currently approximately 77 million Americans) receive a screening sigmoidoscopy every three to five years, or a colonoscopy every ten years. The most common flexible endoscopes used in GI endoscopy are sigmoidoscopes, colonoscopes, gastroscopes and duodenoscopes.

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

        The cleaning procedures required for endoscopes also subject patients and medical personnel to health risks (such as severe eye, nose and throat irritation, nausea, headaches, asthma and skin rashes) from exposure to toxic disinfecting agents. The Occupational Safety and Health Administration has classified glutaraldehyde, a key ingredient in many endoscope disinfecting agents, as a highly toxic material and requires hospitals, clinics and physicians' offices to reduce the level of emissions to 0.2 parts per million wherever glutaraldehyde is used. In addition, toxic disinfectants must be disposed of in compliance with applicable environmental laws.

        Other Problems.    In addition to the health problems posed by the use and cleaning of conventional flexible endoscopes, the required cleaning of these products is relatively expensive, time-consuming and arduous. We estimate, based upon our own experience that the cleaning and disinfection procedure required following each use of a flexible endoscope without an EndoSheath, if done in compliance with the FDA recommendations, would take approximately 60 minutes. The repeated cleaning in harsh chemical disinfectants also subjects a flexible endoscope to wear and tear, reducing its useful life and impairing the quality of its optics. Moreover, the failure to clean all organic materials from a flexible endoscope's channels is a common cause of blocked channels, which require expensive endoscope repairs as well as a back-up inventory of endoscopes. In addition, the need to properly clean a flexible endoscope after each use requires that each doctor performing endoscopies must either have access to a number of endoscopes or be forced to wait an estimated 60 minutes between each endoscopic procedure (assuming the endoscope is cleaned in compliance with FDA Guidelines).

Company Strategy

        Our business strategy is to design, develop, manufacture and market flexible endoscopes with Slide-On EndoSheath Systems as devices that provide physicians with tools to increase their practice efficiency and also protect patients by providing a sterile insertion tube for each procedure. To implement this strategy, we developed a variety of flexible endoscopes with Slide-On EndoSheath Systems described below. We market our ENT products domestically primarily through an exclusive distribution agreement with Medtronic Xomed, Inc. We market our urology products domestically through an exclusive agreement with Medtronic USA, Inc. We market our other products domestically through our own network of independent sales representatives. We market all our products internationally through our network of independent international distributors. We manufacture EndoSheaths in our Natick, MA facility, and endoscopes in our Orangeburg, NY facility.

Products and Product Development Programs

        In the medical segment, our primary products include a family of flexible endoscopes with Slide-On EndoSheath Systems for applications in the ENT, urology, GI and pulmonary markets. In addition, through our industrial segment we currently manufacture and sell borescopes, which are endoscope devices for industrial applications, and related products.

Medical Segment

  ENT EndoSheaths and Endoscopes

        We have developed a family of Slide-On ENT EndoSheaths for use with our own conventional ENT-2000 endoscope, our small diameter ENT-1000 endoscope and with ENT endoscopes manufactured by other companies. Slide-On EndoSheaths are made with materials using our own proprietary process that makes them slippery, allowing the health-care provider to easily slide the EndoSheath onto the insertion tube of an ENT endoscope. The user stretches the Slide-On EndoSheaths slightly until the proximal connector attaches to the strain relief of the ENT endoscope, allowing a snug fit. In addition, Slide-On ENT EndoSheaths have an optically clear window that fits securely over the ENT endoscope tip, preventing glare. After the procedure is completed, the health-care provider slides the EndoSheath off the endoscope and disposes of it. In general, ENT endoscopes do not contain air, water, suction or accessory channels, unlike endoscopes designed for use in urology, gastroenterology or pulmonology. Therefore, our standard Slide-On ENT EndoSheaths, designed to be the only component that comes into contact with the patient, do not contain channels. Other of our ENT EndoSheaths, our TNE EndoSheaths and our EndoSheaths for urology, gastroenterology and pulmonology do contain channels. We have also developed our own ENT endoscopes, with state-of-the-art fiberoptic bundles, designed so that any necessary repairs are inexpensive and with other features that we believe make them competitive with ENT endoscopes of other major manufacturers.

        As part of the Slide-On family of ENT EndoSheaths, we manufacture and sell a Slide-On ENT Channeled EndoSheath and a Slide-On ENT Sensory EndoSheath, both for our own flexible ENT-2000 endoscope and for ENT endoscopes manufactured by other companies. These EndoSheaths allow physicians to perform procedures in their offices using their conventional ENT endoscopes that otherwise they would have to perform using special ENT endoscopes that contain a channel. These special ENT endoscopes are expensive and typically are found at hospitals.

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

        In our fiscal year ended March 31, 2005 ("FY 05"), we received clearance from the FDA to market our TNE Bx flexible trans-nasal endoscope with Slide-On EndoSheath System. The TNE Bx is designed to allow ENT and GI physicians to view the esophagus transnasally, and to perform therapeutic procedures, such as biopsies, in an office setting.

  Urology Endoscopes and EndoSheaths

        We have developed a cystoscope (the "CST-2000") with Slide-On EndoSheath System for use by urologists. In April 2004, we received clearance from the FDA to market the CST-2000 with Slide-On EndoSheath System. The CST-2000 with Slide-On EndoSheath consists of two components—a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile, disposable EndoSheath—functional when used together. The EndoSheath slides easily onto the insertion tube of the CST-2000, and contains a 2.1 millimeter channel for irrigation, air and suction capabilities. The EndoSheath is the only component that comes into contact with the patient, and is disposed of after each procedure. This allows the physician to avoid using harsh chemicals to reprocess the endoscope after each use. Avoiding these reprocessing steps allows the physician to increase the number of patients who can be examined in a given day. This improves the physician's practice efficiency, while also ensuring a sterile insertion tube for each patient. In April 2004, CIDEX® OPA Solution, a common disinfectant used to reprocess cystoscopes, was contraindicated for the reprocessing of urological instruments that were to be used on patients with a history of bladder cancer. This was due to instances of allergic reactions to that disinfectant by patients who had undergone repeated cystoscopies. Using the EndoSheath also reduces the wear and tear on the CST-2000, further reducing costs of the physician's practice.

  Gastrointestinal and Pulmonary EndoSheath/Endoscope Systems

        We have developed a family of proprietary flexible endoscope systems for GI and pulmonary applications consisting of two main components—a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile, disposable EndoSheath. The EndoSheaths and endoscopes included in these systems are functional only when used together.

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

Sales and Marketing

Medical Segment

        The end users of our disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), urologists, gastroenterologists, pulmonologists and primary care physicians in hospitals, medical clinics and physicians' offices. As of May 1, 2005, we had five sales and marketing employees. Since September 19, 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic Xomed, Inc. ("Medtronic Xomed") as part of our exclusive distribution agreement (the "Medtronic Agreement") with them. Since December 2004, we have been distributing all of our products for the urology markets in the U.S.A. and Canada through Medtronic USA, Inc. ("MGU") as part of our exclusive distribution agreement (the "MGU Agreement") with them. We have retained our domestic network of independent sales representatives for the GI and pulmonary product lines. We distribute all our products internationally through 29 independent international distributors in Europe, Australia, the Middle East and the Far East. We periodically evaluate the effectiveness of our sales channels, and may change them if we believe a different method will increase our revenues.

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

International Sales and Sales to Major Customers

        Sales to unaffiliated customers outside of the United States were approximately $2,090,000, $2,981,000 and $3,370,000 for the fiscal year ended March 31, 2003 ("FY 03"), FY 04 and FY 05, respectively. In FY 05, sales to foreign customers accounted for approximately 38% of the annual net sales of our medical segment and 19% of net annual sales of our industrial segment. In FY 04, sales to foreign customers accounted for approximately 34% of the annual net sales of our medical segment and 21% of net annual sales of our industrial segment. We expect to sell our medical segment products outside of the United States in the fiscal year ending March 31, 2006 ("FY 06") in a higher proportion than in FY 05, due primarily to planned higher sales of ENT and urology products to our current distributor network, and to planned expansion of our distributor network to countries we do not currently have a presence. However, there can be no assurance that we will meet our goals. Finding international distributors with the desired skills, market knowledge and financial capabilities can be a difficult process and take considerable time to accomplish. We currently sell certain models of our borescopes and repair services outside of the United States.

        During FY 03, no customer accounted for over 10% of net sales. During FY 04, Medtronic Xomed and Gyrus International Ltd. accounted for 30% and 10% of net sales, respectively. During FY 05, Medtronic Xomed accounted for 35% of net sales.

Backlog

        We had an order backlog of approximately $1,118,000 at March 31, 2005, compared to a backlog of approximately $1,797,000 at March 31, 2004. The backlog in 2005 was comprised of approximately $979,000 and $139,000 for the medical and industrial segments, respectively, compared to approximately $1,585,000 and $212,000 for those same segments at March 31 2004. The decrease in the medical segment backlog is primarily due to a decrease in ENT endoscopes and ENT EndoSheaths for delivery to Medtronic Xomed. The decrease in the backlog of the industrial segment was due primarily to a decrease in the amount of orders from that segment's existing customer base. We expect to fill over 75% of our order backlog in FY 06.

Manufacturing and Suppliers

        We produce EndoSheaths at our Natick, Massachusetts facility using raw materials, molded parts and components purchased from independent vendors, some of which are manufactured to our specifications. We manufacture our ENT EndoSheaths using proprietary processes that utilize the forming and bonding machines that were manufactured to our specifications. In addition, we use molded purchased parts and a worldwide, royalty-free exclusive license, negotiated with a third party, to manufacture optically clear windows. This license is for windows used in our EndoSheaths for ENT and intubation endoscopes. We have also negotiated a non-exclusive license to include the same technology in our EndoSheaths for use in other markets. Currently, we are using this technology in the EndoSheaths for the urology and pulmonary markets.

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

        In June 2003, we entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the "3BY Agreements") with Three BY Ltd., an Israeli company ("3BY"). The purpose of the 3BY Agreements was to lower the manufacturing cost of our EndoSheath products, and to provide for increased manufacturing capacity of our ENT EndoSheaths. The 3BY Agreements provide for, among other things, the manufacture of certain of our products by 3BY, and a loan of up to $267,500 from us to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY's facility, to be used to manufacture certain of our products. As of December 31, 2003, we had advanced $267,500 to 3BY. During FY 05 it became apparent we would not be producing the quantity of ENT EndoSheaths that we had anticipated, increasing the risk associated with the repayment of the advance. To eliminate this risk and secure title to the equipment, we took ownership of the equipment, as provided for in the Loan Agreement, effective October 1, 2004.

        We received production from 3BY from September 30, 2004 through March 31, 2005. In May 2005, we realized that this transition was not going to be as successful as we had planned, due to a variety of issues surrounding quality, consistency of personnel and cost. As a result, we have decided to bring the manufacture of all EndoSheaths back to our facility in Natick MA. We expect to complete this move back during the second fiscal quarter ending September 30, 2005.

        We assemble our flexible endoscopes for the medical and industrial segments at our Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by us. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles for all endoscopes manufactured for the medical segment and operator control bodies for sigmoidoscopes, are currently being purchased solely from Pentax, who competes with our medical segment in the endoscope market. These components are being purchased pursuant to a supply agreement, which expired in March 2005. We are currently in the process of renewing this agreement, and do not anticipate any terms that will be significantly different from the current terms. We believe that while substitute components, which are currently produced by sources other than Pentax, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of our endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by us. Our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business. To date, we have encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for our medical endoscopes. However, there can be no assurance that no difficulties or delays will be experienced in the future as we increase our manufacturing operations. The industrial segment purchased approximately $1,867,000 and $1,477,000 worth of products, for the manufacture of both medical and industrial products, from Pentax in FY 05 and FY 04, respectively. See "Certain Factors That May Affect Our Future Operating Results."

        Our borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from Machida Endoscope Company, Ltd., an unaffiliated Japanese company. The failure of us to obtain a sufficient quantity of such components on favorable terms could materially adversely affect our business. See "Certain Factors That May Affect Our Future Operating Results."

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

        The flexible endoscopes and related products currently sold and under development by us face competition primarily from medical products companies such as Olympus and Pentax. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the disinfection process, or significantly improve the current methods of disinfecting flexible endoscopes, would provide competition for our products. The principal competitors for our industrial products are Olympus and Welch Allyn, Inc. In FY 06 a competing manufacturer of EndoSheaths emerged in the European market. We believe this competitor is selling products with features that are within the claims of our patents. We are defending, and intend to continue to defend, our intellectual property rights vigorously. We believe our product quality, breadth of product offerings and financial resources are superior to that competitor's.

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

        We, along with our subsidiaries, currently hold 29 U.S. patents and have 9 U.S. patent applications pending. In addition, we have 20 foreign patents and have 17 foreign patent applications pending. All of these patents relate to our disposable EndoSheaths and reusable flexible endoscopes. The issued patents will expire on various dates in the years 2008 through 2022. In addition to those listed above, we have 2 U.S. patents issued and 5 U.S. patents pending in the U.S. and 12 corresponding foreign applications for Complementary Metal Oxide Semiconductor ("CMOS") image sensor design patents. There can be no assurance that our pending patent applications will result in patents being issued or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. In addition, in the event that another party infringes our patent rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success.

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

        Effective July 1998, our Natick, Massachusetts facility was certified as having established, and we continue to maintain, a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, the certification confirmed conformance to the essential requirements of the Council Directive 93/42/EEC, and application of this system at every stage from initial design controls to final product release to distribution. The Orangeburg, NY facility falls under the Natick quality system, and is audited by members of the Natick Quality Assurance department. In July 2004, our Natick quality system was re-certified for continued conformance to ISO 9001, EN 46001 and ISO 13485. In addition to the three-year certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's QSR, which regulate their design, manufacturing, testing, quality control and documentation procedures. We are also required to comply with the FDA's labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 9001 and ISO 13485 status. 3BY is certified as meeting the standards of ISO 9001 and ISO 13485, and is registered with the FDA as a contract manufacturer.

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

        CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center ("ASC") and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility relative value units to accommodate the overhead costs. If the physician performs the service within a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. Based upon a review of calendar year 2005 fee schedules for the hospital outpatient and physician payment for procedures that utilize our ENT EndoSheath, ENT Channeled EndoSheath, ENT Sensory EndoSheath, our TNE D EndoSheath and our TNE Bx EndoSheath, physicians will receive between 49% and 154% more by performing procedures in their offices, than if they performed those procedures in hospitals. For a diagnostic cystoscopy, the physician will receive 87% more by doing the procedure in his or her office, than if they performed that procedure in the hospital.

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

Product Liability and Insurance

        The nature of our products exposes the Company to significant product liability risks. We maintain product liability insurance with coverage limits of $2,000,000 per year. We believe that this level of coverage is adequate, given our past sales levels and our anticipated sales levels for FY 06. We evaluate the adequacy of this coverage annually to determine if we need to increase it. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

Research and Development

        We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

        Our research and development expenses, excluding stock-based compensation charges and credits, in FY 03, FY 04 and FY 05 were approximately $426,000, $689,000 and $1,422,000, respectively. When non-cash stock-based compensation charges and credits are included, our research and development expenses in FY 03, FY 04 and FY 05 were approximately $236,000, $3,272,000 and $1,422,000, respectively.

        In FY 03, our research and development efforts focused on finishing the Slide-On bronchoscope EndoSheath and the ENT Slide-On Channeled EndoSheath, and beginning the development efforts for the ENT Slide-On Sensory EndoSheath and the TNE D endoscope with Slide-On EndoSheath. In FY 04, our research and development efforts focused on completing products for the ENT Slide-On Sensory EndoSheath and the TNE D endoscope with Slide-On EndoSheath. In addition, we completed the development of our ENT-1000 small diameter endoscope with Slide-On EndoSheath System. In FY 05, our research and development efforts focused on the introduction of our TNE Bx and cystoscopes, each with Slide-On EndoSheaths. The ENT Slide-On Channeled EndoSheath, the ENT Slide-On Sensory EndoSheath, the TNE D and TNE Bx endoscopes and their Slide-On EndoSheaths are all marketed and sold to physicians in the ENT market by Medtronic Xomed, our exclusive distributor for these products in the U.S.A. and Canada. Our cystoscope with Slide-On EndoSheath are marketed and sold by MGU to urologists in the U.S.A. and Canada. We also market all these products internationally through our network of independent distributors. In FY 05, we generated 20% of our medical segment sales from the new TNE D, TNE Bx and cystoscope endoscopes and Slide-On EndoSheaths.

        In FY 06, our research and development plans include the release of a portable ENT-3000 endoscope with battery powered LED light source, a new line of videoscopes, a new low cost EndoSheath suitable for high volume production and design improvements that will allow us to reduce the manufacturing costs of our EndoSheaths for the TNE D, TNE Bx and cystoscope products. In May 2005, we received clearance from the FDA to market the ENT-3000 endoscope. We believe all these products will prove useful to increase the practice efficiency of physicians, and provide for patient safety.

Employees

        As of April 30, 2005, the Company had 77 employees, including temporary employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company's success depends in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

Executive Officers of the Company

        Ron Hadani, age 48, has been our President and Chief Executive Officer since February 2003. From 2001 to February 1, 2003, Mr. Hadani was a self-employed consultant, working in various capacities with early-stage companies in the U.S and Israel. From 1999-2001, he served as President of Kontran Medical, LLC. From 1997-1999 he served as Divisional Vice President of U.S. Surgical, a division of Tyco International, Ltd.

        Katsumi Oneda, age 67, a co-founder of the Company, was President and Chief Executive Officer from October 1993 to February 2003, and has served as Chairman of the Board of Directors since October 1993. He served as Vice-Chairman of the Board of Directors of the Company from May 1992 to October 1993, as Honorary Chairman of the Board of Directors from October 1991 to October 1993, and as Chairman of the Board of Directors from September 1990 to October 1991. Mr. Oneda is a director of several private companies. He has been a director since 1987, and is a member of the Executive Committee.

        Lewis C. Pell, age 62, a co-founder of the Company, has been Vice-Chairman of the Board of Directors since May 1992, and is a member of the Executive Committee. Mr. Pell has served as a director of Heart Technology, Inc., a publicly-held medical device company. Mr. Pell is a founder, or co-founder, and a director of a number of other privately-held medical device companies.

        James A. Tracy, age 56, joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996 Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. He received a CPA certificate in 1975.

        Mark S. Landman, age 51, has served as Vice President Operations of the medical segment since July 1999. Mr. Landman joined the Company in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

        Jitendra Patel, age 52, has served as Vice President Sales and Marketing of the industrial segment since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that segment.

        Gerald D. Erb, age 53, has served as Vice President Marketing and Sales for the medical segment since September 27, 2004. From 2001 to September 2004, Mr. Erb served as principal of Erb Associates, a strategic consulting practice for medical services, information technology and imaging device companies. From 1998 to 2000, Mr. Erb served as the Chief Executive Officer of Secure Archive, Inc., a cardiology information technology software company.

        Kenneth A. Spector, age 53, has served as Vice President Research & Development for both the medical and industrial segments since September 27, 2004. From 2000 to September 2004, Mr. Spector served as a principal at Kasal Consulting, a consulting practice dedicated to developing new products for the medical device industry. From 1998 to 2000, Mr. Spector served as the Vice President Research & Development for Cortek, Inc., a start-up company that developed medical devices for the spinal fusion market.

        Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 2.    Properties

        The operations of our medical segment currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease that expires in October 2006. The operations of the Company's industrial segment, and the offices of the Company's corporate segment are located in Orangeburg, New York under a lease for approximately 10,000 square feet, which expires in August 2010, and a sublease for approximately 5,000 square feet, which expires in July 2005. The Company expects to renew the sublease for a twelve-month period ending July 2006.

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

Item 3.    Legal Proceedings

        As of March 31, 2005, there were no material legal proceedings to which we or any of our subsidiaries are a party, or to which any of our properties are subject.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the last quarter of FY 05.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters

        Since October 30, 1997, the Company's Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq SmallCap Market, as reported by Nasdaq during the periods indicated.

Fiscal Year Ended March 31, 2004	High	Low
1st Quarter	$1.41	$.86
2nd Quarter	2.40	1.05
3rd Quarter	2.10	1.35
4th Quarter	3.90	1.56
Fiscal Year Ended March 31, 2005	High	Low
1st Quarter	$5.20	$3.12
2nd Quarter	4.32	2.57
3rd Quarter	3.80	1.90
4th Quarter	4.00	2.70

        Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        As of June 6, 2005, there were 35,077,377 outstanding shares of Common Stock held by 206 stockholders of record, in addition to which there were approximately 1700 beneficial stockholders.

        We have never paid cash dividends on our Common Stock, and we do not expect to pay any cash dividends on our Common Stock in the foreseeable future. In accordance with a line-of-credit agreement that we have with a bank, we are prevented from paying cash dividends on our Common Stock.

        In March 2003, we completed a private equity placement with two stockholders, who are also directors and employees of the Company (the "Insiders"), in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. We sold an aggregate of 2,385,568 shares of common stock at a price of $.67 per share, which represented 67% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended March 21, 2003. We received an aggregate consideration of approximately $1,600,000 for the newly issued shares of Common Stock. In April, 2003, we completed a private equity placement with accredited private investors in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. We sold an aggregate of 524,098 shares of common stock at a price of $0.67 per share, which represented 67% of the average closing price of the common stock on the Nasdaq SmallCap Market during the five trading days ended March 21, 2003. We received an aggregate consideration of approximately $351,000 for the newly issued shares of Common Stock. These two placements were considered one transaction that was determined to be at fair market value based upon a review by the Company's Board of Directors of the daily volume of trading of the Company's common stock on the Nasdaq SmallCap market, and based upon the fact that there was no requirement for registering the shares. The transaction was approved by the Company's Board of Directors by a unanimous written consent.

        On February 14, 2005, the Company sold, in a private equity placement, an aggregate of 3,703,702 shares of common stock at a price of $2.70 per share, resulting in gross proceeds of approximately $10,000,000. The per share price represented 91% of the closing price of the Company's common stock on the Nasdaq SmallCap Market at February 14, 2005. Two financial investors, who are independent of the Company, acquired approximately $8,000,000 of the common stock sold, and the Insiders acquired the remainder. In addition, as part of the transaction, the Company issued warrants to purchase an additional 1,103,704 shares of common stock to the investors and to the placement agent. The warrants are exercisable immediately over a period of five years at a price of $3.75 per share. The agreement does not require the Company to file any registration statement covering the resale of any of the common stock or warrants acquired by the investors in the transaction. However, the agreement does provide the investors with piggyback registration rights when and if the Company does file a registration statement. The transaction was determined to be at fair market value based upon a review by the Board of Directors of the daily volume of trading of the Company's common stock on the Nasdaq SmallCap, and based upon the fact that there was no requirement for registering the shares. The transaction was approved by the Company's Board of Directors in a unanimous written consent.

        On March 30, 2005, in response to the Nasdaq Stock Market informing the Company that it was in violation of certain Nasdaq Marketplace Rules regarding the sale on February 14, 2005 of common stock to officers and directors at less than the closing bid price of the common stock, the Company and the Insiders executed separate agreements to remediate the violation. One of the Insiders executed a contribution agreement providing for the payment of an additional amount in respect of the common stock purchased from the Company on February 14, 2005, thus bringing the price paid by him to $2.95 per share, the closing bid price of the common stock on February 14, 2005. The other Insider executed a rescission agreement, agreeing to rescind 31,387 shares of common stock purchased by him on February 14, 2005, thus increasing the cash price paid by him for the remaining shares to $2.95 per share. The Company recorded the contribution, received on April 7, 2005, as a subscription receivable and additional-paid-in-capital as of March 31, 2005. The Company recorded the rescission as a change in outstanding shares as of March 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2005:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)(2)
Equity compensation plans approved by security holders	4,414,548	$1.48	926,358
Equity compensation plans not approved by security holders (3)	500,000	$0	0

Total	4,914,548	$1.48	926,358

(1)
In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2005, shares issuable under the 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

(2)
Includes any shares of Common Stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003.

(3)
This compensation plan will be voted on by our stockholders at the 2005 Annual Meeting.

        There were no repurchases of registered equity securities during the last quarter of FY 05.

Item 6.    Selected Financial Data

        The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes contained in Appendix A to this report.

	Year Ended March 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$7,209	$6,713	$6,430	$9,927	$10,326
Gross profit	2,560	2,222	1,667	3,771	2,944
Loss from operations	(1,173)	(1,181)	(1,759)	(3,794)	(2,558)
Net loss	(1,291)	(1,895)	(1,707)	(3,748)	(2,505)
Net loss per share	(.06)	(.07)	(.06)	(.12)	(.08)
Balance Sheet Data:
Cash and cash equivalents	$3,812	$3,142	$2,869	$2,715	$9,869
Total assets	7,195	6,000	5,447	6,729	14,748
Total liabilities	1,969	1,878	1,311	1,763	1,907
Stockholders' equity	5,226	4,122	4,136	4,966	12,841

  Recently Issued Accounting Standards

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43, Chapter 4, (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007, beginning April 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining vesting period beginning in the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Medical Segment

        The medical segment supplies flexible endoscopes and disposable EndoSheaths to the ENT, urology, GI and pulmonary markets. Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, TNE endoscopes, cystoscopes, sigmoidoscopes and bronchoscopes. The EndoSheaths allow the health-care providers to process patients economically by avoiding the reprocessing of endoscopes after each use. In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

        Our strategy in the medical segment in FY 05 was comprised of three components: a) build on our improved sales distribution, b) continue to lower manufacturing costs and c) increase the number of new product offerings.

  Sales Distribution

        Since September 19, 2003, we have been distributing all of our products for the ENT market in the U.S.A. and Canada through Medtronic Xomed as part of the Medtronic Agreement. The initial term of the Medtronic Agreement is three years. Thereafter, the Medtronic Agreement is automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice. Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the U.S.A. and Canada to market and sell our ENT and TNE EndoSheaths and endoscopes to ENT practitioners. Medtronic Xomed fulfilled certain minimum purchase requirements for the initial twelve-month period of the term. The Medtronic Agreement resulted in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the quantities of endoscopes and EndoSheaths purchased by Medtronic Xomed in the initial twelve-month period. In the second year ("Year 2") of the Medtronic

Agreement, Medtronic purchase fewer units of ENT endoscopes and ENT EndoSheaths than in the initial period, due to the build up of inventory that resulted from the purchases in the initial period. During Year 2, we and Medtronic Xomed began a rebate program, whereby we agreed to pay Medtronic a cash rebate for ENT EndoSheaths they sold to new users who committed to a large annual purchase. During FY 05, we recorded a reserve of approximately $45,000 for the rebate program. As of March 31, 2005, Medtronic Xomed had approximately 3.5 months of inventory of ENT EndoSheaths on hand. We expect in FY 06 that Medtronic Xomed will begin to purchase ENT EndoSheaths at an annualized rate of approximately 140,000 beginning in our second fiscal quarter ending September 30, 2005.

        In addition, in December 2004, we signed an agreement (the "MGU Agreement") with Medtronic USA, Inc., the gastro-urology division of Medtronic, Inc. ("MGU") granting MGU exclusive rights to distribute our new cystoscope with Slide-On EndoSheath System to urologists in the U.S.A. and Canada. The term of the MGU Agreement is through March 31, 2006, renewable for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the end of any term that it does not want to renew. The total purchase commitment for cystoscopes and Slide-On EndoSheaths is $1,965,000, of which $353,500 was to be delivered in FY 05, and the remainder in FY 06.

        We believe the marketing and sales capabilities of Medtronic Xomed and MGU have facilitated and will continue to facilitate the introduction of new products to the ENT and urology markets by allowing quicker market acceptance of these products than if we marketed them ourselves. As a result of these agreements, the success of our ENT and urology product lines is substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed and MGU, over which we have limited control. We have retained our domestic network of independent sales representatives for the GI and pulmonary product lines. Also, we have retained our own international network of distributors for all our medical product lines.

  Cost Reduction

        In FY 04, we decided we could reduce manufacturing costs by sub-contracting the manufacture of our EndoSheaths to a company in Israel. We spent much of FY 05 executing a transition plan to that end. However, in May 2005, we realized that the transition was not going to be as successful as we had planned, due to a variety of issues surrounding quality, consistency of personnel and cost savings. As a result, we have decided to bring the manufacture of these products back to our Natick facility, and expect that to be completed during the second fiscal quarter of FY 06. Also during FY 06, we plan to implement reductions in the cost of materials and labor across our endoscope and EndoSheath product lines.

  New Products

        In FY 05, we received clearance from the FDA to market our TNE Bx endoscope with Slide-On EndoSheath system, and our cystoscope with Slide-On EndoSheath System. In addition, we released a line of peripheral products for ENT and urology physicians' offices. Our plans for product development in FY 06 include the new ENT-3000 portable endoscope with battery powered LED light source, design and cost improvements to our TNE D, TNE Bx and cystoscopes, a new low cost mass-production EndoSheath design and a new family of videoscopes. In May 2005, we received clearance from the FDA to market the ENT-3000 endoscope.

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

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). This pronouncement requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) is based on management's judgment regarding the collectibility of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

        We sell our ENT products in the U.S.A. and Canada through Medtronic Xomed, according to the terms of the Medtronic Agreement. We sell our urology products in the U.S.A. and Canada through MGU, according to the terms of the MGU Agreement. Neither of these agreements provide for any terms related to product acceptance, warranty or contingencies, such as rights of return, that are different than the normal terms we grant to other customers. Both agreements provide for a discount for payment within 10 days of invoice for products shipped under the agreements.

        During the fiscal year ended March 31, 2005, the Company and Medtronic Xomed modified the Medtronic Agreement to provide for a rebate to Medtronic Xomed for sales of ENT EndoSheaths to new customers who commit to large purchases. The rebate program is designed to run for one year to August 31, 2005. The Company accounts for this modification under Emerging Issues Task Force ("EITF") 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). During the fiscal year ended March 31, 2005, the Company provided for a reserve for rebates of approximately $45,000.

Non-qualified Options Issued to Non-employees

        For FY 02 through FY 04, we accounted for certain non-qualified options granted to non-employees to purchase our common stock in accordance the EITF 00-19, Accounting for Derivative

Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. In accordance with EITF 00-19, once vested these contracts were carried at fair value, with any changes in fair value recorded in the results of operations. Fair values for non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. The Company uses the Black-Scholes option pricing model to determine the fair market value of non-qualified options.

        Effective March 31, 2004, we amended the non-qualified option agreements previously granted to non-employees. This amendment provides that we may settle our obligation to the holder by delivering unregistered shares to the holder. As a result of this amendment, we now account for these non-qualified options as equity instruments, and the fair market value of these options was transferred to the equity section of our balance sheet. Effective April 1, 2004 we account for options issued to non-employees in accordance with the provisions of EITF 96-18.

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

Results of Operations

Fiscal Years Ended March 31, 2005 and 2004

  Sales

        Net sales in FY 05 were $10,325,973, an increase of $398,847, or 4%, compared to net sales in FY 04. Sales in the medical segment increased by $536,615, or 8%, to $7,237,221, while sales of the industrial segment decreased by $137,768, or 4% to $3,088,752. In the medical segment, sales by market in FY 05 and FY 04 were as follows ($000's):

Market	FY 05	FY 04	Increase (Decrease)	Percent
ENT	$5,461	$5,901	$(440)	(7)%
Urology	761	—	761	100%
GI	317	509	(192)	(38)%
Pulmonary	148	55	93	169%
Other	550	236	314	133%

Total medical	$7,237	$6,701	$536	8%

Medical Segment—ENT Market

        Sales to the ENT market include products for the domestic and international markets as follows:

ENT Market	FY 05	FY 04	Increase (Decrease)	Percent
Domestic	$3,401	$3,745	$(344)	(9)%
International	2,060	2,156	(96)	(4)%

Total ENT	$5,461	$5,901	$(440)	(7)%

        We further delineate the products sold to the domestic market, as follows:

Products	FY 05	FY 04	Increase (Decrease)	Percent
ENT Slide-On EndoSheaths	$1,076	$1,764	$(688)	(39)%
ENT Endoscopes	785	862	(77)	(9)%
TNE D Slide-On EndoSheaths	25	113	(88)	(78)%
TNE D Endoscopes	566	795	(229)	(29)%
TNE Bx Slide-On EndoSheaths	36	—	36	100%
TNE Bx Endoscopes	541	—	541	100%
All other	372	211	161	76%

Total Domestic ENT	$3,401	$3,745	$(344)	(9)%

        The primary reasons for the decrease in sales of products to the domestic ENT market was the build-up of inventory of Slide-On ENT EndoSheaths at Medtronic Xomed, our exclusive distributor of ENT products in the U.S. and Canada. This build-up was a result of a mismatch between the minimum quantities of the Slide-On ENT EndoSheaths that Medtronic Xomed was required to purchase under the Medtronic Agreement, and the slower than anticipated increase in sales. In addition, the market for TNE D endoscopes and EndoSheaths did not develop as quickly as we had hoped. Partially offsetting these decreases were sales of TNE Bx endoscopes and EndoSheaths, new products, and higher sales of other ENT products. Total sales to Medtronic Xomed in FY 05 were $3.58 million, an increase of approximately $0.65 million, or 22%, compared to $2.93 million in FY 04. Although Medtronic Xomed did not purchase the required number of ENT EndoSheaths to maintain their exclusivity under the Medtronic Agreement, we have not exercised our right to terminate their exclusivity, as we currently believe they represent the best alternative for us to distribute our current line of ENT products and drive product acceptance of new ENT products in the domestic market.

        During FY 05, we and Medtronic Xomed began a rebate program, whereby we offered Medtronic Xomed a cash rebate for the purchase by new customers of large amounts of ENT EndoSheaths in a one-year period. The program is designed to run until August 31, 2005. In FY 05, we recorded sales discounts of approximately $45,000 as a reserve for the rebate program. We do not expect significant change in that sales discount through August 2005, as Medtronic Xomed has indicated the price reductions under this program were not significant enough to entice customers who perform large numbers of ENT procedures to purchase EndoSheaths. The rebates ranged from $.02 to $1.17 per unit, depending upon the price received from the end-user by Medtronic Xomed.

        In FY 06, we and Medtronic Xomed plan to introduce a more attractive pricing program, allowing the price for all new purchases to decline in steps. The first 150,000 units of ENT EndoSheaths purchased by Medtronic Xomed will be at the contract price; the next 100,000 will be at the contract price less $1.50 per unit; units over 250,000 will be at the contract price less $2.00 per unit. The purpose of this price schedule is to allow Medtronic Xomed to penetrate the market for large institutions and sell ENT EndoSheaths to them at prices those institutions find reasonable. In addition, we and Medtronic Xomed are having discussions to establish additional new programs that will increase the sales of our ENT and TNE products. We will most likely eliminate the rebate program when we finalize the step pricing schedule.

        As a result of the Medtronic Agreement, the success of our ENT product lines are substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control.

        Unit sales of ENT EndoSheaths to the domestic market were 150,400, a decrease of 60,345, or 29% compared to the 210,745 units sold in FY 04. The reduction in unit sales was directly related to the inventory build-up at Medtronic Xomed during the first year of the Medtronic Agreement. Unit sales of ENT endoscopes were 227, a decrease of 27, or 11%, compared to the unit sales of 254 in FY 04. Sales of ENT EndoSheaths and endoscopes include the sales of our ENT-2000 and ENT-1000. The ENT-1000 was released in FY 04.

        During FY 05 we released the TNE Bx endoscope with Slide-On EndoSheath System. We recorded sales of these products to Medtronic Xomed in FY 05, but do not expect to generate significant sales in FY 06. This is due to the time required to validate the product with users, a project we and Medtronic Xomed are working on jointly.

        We further delineate the products sold to the international market as follows:

Products	FY 05	FY 04	Increase (Decrease)	Percent
ENT Slide-On EndoSheaths	$1,448	$1,587	$(139)	(9)%
ENT Endoscopes	443	496	(53)	(11)%
TNE D Slide-On EndoSheaths	7	2	5	250%
TNE D Endoscopes	64	56	8	14%
TNE Bx Slide-On EndoSheaths	5	—	5	100%
TNE Bx Endoscopes	60	—	60	100%
All other	33	15	18	120%

Total International ENT	$2,060	$2,156	$(96)	(4)%

        Unit sales of ENT EndoSheaths to the international market were 231,754, a decrease of 41,437, or 15%, compared to unit sales of 273,191 in FY 04. The average selling price ("ASP") for ENT EndoSheaths was $6.25 in FY 05, an increase of 8% compared to $5.81 in FY 04. We announced this price increase at the end of FY 04. We attribute some erosion of sales to the emergence in Europe of a competing manufacturer of sheaths. We believe this competitor is selling products with features that are within the claims of our patents. We are defending, and intend to continue to defend, our intellectual property rights vigorously. We believe our product quality, breadth of product offerings and financial resources are superior to the competitor's.

        We sold 120 ENT endoscopes in FY 05, a decrease of 24 units, or 17%, compared to unit sales in FY 04. The ASP for ENT endoscopes was approximately 4% greater in FY 05 compared to FY 04, again due to price increases announced at the end of FY 04. The decrease in sales was due primarily to lower demand from Europe, due primarily to single payer systems overspending compared to their budgets, thus limiting expected purchases of endoscopes. Additionally, there are new high level disinfectants ("HLD") used to disinfect endoscopes in the market. While these HLDs are designed to be more compatible with the environment, their effect on materials used to manufacture endoscopes has, at times, been destructive. As a result, purchasers of endoscopes are requiring manufacturers to have statements of material compatibility with various types of HLDs. To address this challenge, we are including material compatibility studies in our FY 06 R&D plans.

        During FY 05 we signed agreements with new distributors in Europe, Asia and the Middle East. Although sales to those distributors were not material in FY 05, we expect sales to all these new distributors and our current distributors will improve in FY 06 due to our marketing efforts, and to the continued release of the new products to them. During FY 05 we hired a new Vice President of Sales and Marketing for the medical segment. This allowed our Vice President of International Sales to concentrate on sales of ENT and other products in the international markets. In addition, we plan to continue to sign agreements with distributors in countries where we do not have a presence. As of May 31, 2005 we have 29 independent distributors, covering Europe, the Far East, Australia, South America and the Middle East.

Medical Segment—Urology Market

        In December 2004, we entered into the MGU Agreement with MGU. The MGU Agreement provides for MGU to be the exclusive distributor in the U.S. and Canada of our flexible cystoscope with Slide-On EndoSheath System and ancillary products to the urology market, including urogynecology. The MGU Agreement runs until March 31, 2006, the "Initial Term", and thereafter will automatically renew for successive one-year period, unless either party notifies the other party in writing, at least ninety days prior to the end of any term, of its intent not to renew.

        During the Initial Term, MGU is required to purchase $1,965,000 of our flexible cystoscope with Slide-On EndoSheath Systems, of which $353,000 was to be purchased in FY 05, and $1,611,500 was to be purchased in FY 06. In the12-month periods following the Initial Term, the MGU Agreement requires us and MGU to negotiate minimum sales values. If MGU fails to purchase such minimums, or if we cannot agree on such minimums, we have the right and option to terminate MGU's exclusivity, or terminate the MGU Agreement. During FY 05, MGU purchased a total of approximately $359,000, comprised of $266,000 of cystoscopes and $93,000 of Slide-On EndoSheaths. In addition, MGU purchased approximately $112,000 of accessories.

        As a result of the MGU Agreement, the success of our urology product lines is substantially dependent upon the success of the marketing and sales activities of MGU over which we have limited control.

        In FY 05, we sold approximately $393,000 of cystoscopes and Slide-On EndoSheath Systems to our network of international distributors, primarily in Australia and Europe. In FY 06, we expect growth in this product line, as we add to the number of distributors selling it. We plan to sell through our current international distributor network, and also to expand this network to include distributors in countries where we do not presently sell our urology products.

Medical Segment—GI and Pulmonary Markets

        Sales to the GI market declined by 38% in FY 05, compared to FY 04. We have a small group of users of these products, and we plan to continue to supply them with product in FY 06, but we expect sales of these products will continue to decline, compared to sales in FY 05. Sales to the pulmonary market increased. In December 2004 we announced we would be ceasing production of our EndoSheaths to the pulmonary market, and effective March 2005, increased the price of the EndoSheaths. This resulted in our receiving some orders from a small group of customers. We expect to fill these orders during the first half of FY 06, and then to eliminate it from our production plans until we can redesign it to better fit the needs of the market, and be less costly.

        We believe the continued lack of reimbursement for the GI and pulmonary EndoSheaths by insurance companies to health-care providers, and that our endoscopes for these markets are fiberoptic, and not videoscopes, are the primary causes for the low sales of these products. In addition, we believe that colonoscopies, a more thorough examination of a person's colon, have grown faster than sigmoidoscopies in the market.

Industrial Segment

        Sales in FY 05 of products in this segment decreased as demand for new borescopes declined from FY 04. The lower demand reflects the market's desire for video scopes, as opposed to fiberoptic scopes. We expect our sales of this product line will remain flat until we release our own line of video scopes.

  Gross Profit

        Gross profit was $2,943,542, a decrease of $827,908, compared to FY 04. The gross profit of the medical segment decreased by approximately $948,300 to $1,848,400, and was 26% of sales, compared to 42% of sales in FY 04. Gross profit of the industrial segment increased by approximately $120,400 to $1,095,100 and was 35% of sales, compared to 30% of sales in FY 04.

        The decrease in the gross profit of the medical segment was primarily due to the lower unit volume of ENT EndoSheaths, and negative gross profit for the initial production of cystoscope EndoSheaths. The lower gross profit from the initial production runs of EndoSheaths for the urology market is typical of new products. During FY 06 we plan to institute design and manufacturing changes to reduce the costs of these EndoSheaths to allow us to realize a positive gross profit from the manufacture of them. The lower gross profit from the ENT and cystoscope EndoSheaths was partially offset by higher gross profit derived from higher volumes of TNE D and TNE Bx endoscopes and cystoscopes.

        During FY 04, we began the process of moving the manufacturing of our EndoSheaths to a sub-contractor in Israel, where we expected the unit costs of these products would decline by approximately 50%. The transfer of the manufacturing took longer than we had expected due to delays in the manufacturing of the equipment and difficulties inherent in the transfer of production techniques. We began receiving manufactured product from Israel at the end of our second fiscal quarter of FY 05. During the third and fourth fiscal quarters of FY 05, the Israeli sub-contractor manufactured EndoSheaths for the GI, ENT and urology markets. We also continued to manufacture some EndoSheaths for the ENT, pulmonary and urology markets in our Natick, MA facility. During the first fiscal quarter of FY 06, it became apparent that by utilizing the sub-contractor, we were not able to exert sufficient control over the manufacturing processes to have the confidence level we believe necessary for our product quality. In addition, we realized that the costs savings we had planned on by manufacturing our EndoSheaths in Israel were not going to be what we had expected. Thus, we have decided to move the production of our EndoSheaths back to our Natick, MA facility. We expect this transition will be completed during the second fiscal quarter of FY 06. We plan to ship all the equipment currently at the subcontractor back to our facility in Natick. Depending upon demand for EndoSheaths and upon our ability to reconfigure some of the equipment to manufacture cystoscope or TNE EndoSheaths instead of ENT EndoSheaths, we may incur a charge for impairment in the second or third fiscal quarters of FY 06.

        The higher gross profit in the industrial segment was due primarily to the higher volume of new product sold to customers, and to efficiencies attained by the increase in production and repair of endoscopes for the medical segment. In addition, the industrial segment was able to use inventory previously reserved for, totaling approximately $166,000, in the production and repair of endoscopes in FY 05, resulting in higher gross profit for these items. We expect the volume of sales to industrial customers of this segment will be flat in FY 06, but there can be no assurance that sales will not decline due to lower production of jet engines and reduced air travel. We plan to increase the quantity of endoscopes manufactured by the industrial segment for the medical segment by approximately 20% in FY 06. Although we expect this increase will result in increased absorption of overhead, we also expect we will incur an increase in the dollar amount of fixed overhead needed to manage this increased production.

  Operating Expenses

        Operating expenses increased by $1,151,926 in FY 05, compared to FY 04. Selling, general and administrative expenses ("SG&A") increased by $418,976, and research and development ("R&D") increased by $732,950. Operating expenses by segment in $000's were as follows.

Expense Category	FY 05	FY 04	Increase (Decrease)
SG&A
Medical	$1,924	$1,709	$215
Industrial	801	711	90
Corporate	1,172	1,058	114

Total SG&A	$3,897	$3,478	$419

R&D
Medical	$1,380	$641	$739
Corporate	41	47	(6)

Total R&D	$1,421	$688	$733

        In the medical segment, the increase in SG&A expenses was due primarily to higher spending on sales and marketing of approximately $176,000 related to costs for product promotion, partially offset by lower spending on sales commissions of approximately $55,000, due to the elimination of our independent sales representative network for ENT products when we signed the Medtronic Agreement. In addition, we incurred higher costs for insurance of approximately $19,000, due primarily to higher premiums from increased sales; higher legal fees of approximately $19,000, related to filings for intellectual property; and higher charges of approximately $20,000 due primarily to changes to the charges to the reserve for uncollectible accounts for customers to whom we sold product directly prior to the Medtronic Agreement.

        In the industrial segment, the increase in SG&A costs was due primarily to higher spending of approximately $18,500 for product promotion; higher spending of approximately $35,700 for rent of additional space at Orangeburg facility; higher spending of approximately $10,400 for shipping costs; and higher charges of approximately $23,300 for changes to charges to the reserve for uncollectible accounts.

        In the corporate segment, SG&A costs increased by approximately $114,000 due primarily to severance costs for separation from service of a corporate officer.

        R&D expenses increased in the medical segment by approximately $739,000, while declining by approximately $6,000 in the corporate segment. In the medical segment costs for personnel to work on projects increased by approximately $500,000. The remainder of the increase was due primarily to costs related to the development of new products: TNE Bx scope and Slide-On EndoSheath System, cystoscope with Slide-On EndoSheath System, the line of peripheral products for image capture and archiving. In the corporate segment, we reduced our efforts in Israel for CMOS patent applications, and do not expect to incur costs for these patent applications in FY 06. We expect our R&D expense will be greater in FY 06 than in FY 05 due to development efforts regarding new technologies that will enhance the competitive position of our endoscopes, and to efforts that will allow us to achieve a new EndoSheath design that is very low cost and manufactured using a fully automated production process. Our goal remains to achieve products where we believe our EndoSheath technology can increase physicians' practice efficiency, and provide for patient safety.

        The reduction in expense for stock-based compensation was due primarily to the change in accounting that no longer required the periodic marking to market of our non-qualified options issued to non-employees. This accounting had resulted in a charge in FY 04 of $3,398,036 for an increase in the fair market value of non-qualified stock options granted to non-employees, of which approximately $2.9 million was incurred in our fourth fiscal quarter. As of March 31, 2004, we amended the contracts to allow us to issue unregistered securities to option holders upon their exercise. This change resulted in a reclassification of these non-qualified stock options from liability instruments to equity instruments. Consequently, we accounted for these and new options granted to non-employees in accordance with EITF 96-18 in FY 05.

  Other Income (Expense)

        Interest income increased, due primarily to higher cash balances in February and March 2005 subsequent to the issuance of new equity. Other income decreased slightly due to higher royalties received on a patent licensed to a company in the urology market, offset by higher royalties paid for a patent licensed for the production of a component used in our pulmonary and urology EndoSheaths.

Fiscal Years Ended March 31, 2004 and 2003

  Sales

        Net sales in FY 04 were $9,927,126, an increase of $3,497,484, or 54%, compared to net sales in FY 03. Sales in the medical segment increased by $2,925,540, or 77%, to $6,700,606, while sales of the industrial segment increased by $571,944, or 22% to $3,226,520. In the medical segment, sales by market in FY 04 and FY 03 were as follows ($000's):

Market	FY 04	FY 03	Increase (Decrease)	Percent
ENT	$5,901	$3,070	$2,831	92%
GI	509	463	46	10%
Pulmonary	55	83	(28)	(34)%
Other	236	159	77	48%

Total medical	$6,701	$3,775	$2,926	77%

Medical Segment—ENT Market

        Sales to the ENT market include products for the domestic and international markets as follows:

ENT Market	FY 04	FY 03	Increase (Decrease)	Percent
Domestic	$3,745	$1,748	$1,997	114%
International	2,156	1,322	834	63%

Total ENT	$5,901	$3,070	$2,831	92%

        We further delineate the products sold to the domestic market, as follows:

Products	FY 04	FY 03	Increase (Decrease)	Percent
ENT Slide-On EndoSheaths	$1,764	$1,431	$333	23%
ENT Endoscopes	862	317	545	172%
TNE D Slide-On EndoSheaths	113	—	113	100%
TNE D Endoscopes	795	—	795	100%
All other	211	—	211	100%

Total Domestic ENT	$3,745	$1,748	$1,997	114%

        The primary reasons for the increase in sales of products to the domestic ENT market were the changing of our distribution method from independent sales representatives to exclusive distribution in the U.S. and Canada with Medtronic Xomed, and the release of several new products. As of March 31, 2004, Medtronic Xomed purchased more than the quantity of ENT endoscopes and EndoSheaths that they contracted to purchase in the first year of the Medtronic Agreement. In addition, Medtronic Xomed purchased our flexible TNE D scope with Slide-On EndoSheath System, as well as a variety of accessories, for resale in the ENT market. Total sales to Medtronic Xomed in FY 04 were approximately $2.9 million.

        Unit sales of ENT EndoSheaths to the domestic market were 210,745, an increase of 58%, compared to unit sales in FY 03. Unit sales of ENT endoscopes were 254, an increase of 175, or 222%, compared to unit sales in FY 03. Sales of ENT EndoSheaths and endoscopes include the sales of our ENT-2000 and ENT-1000. The ENT-1000 was released in FY 04. The average unit sales price ("ASP") for ENT EndoSheaths and ENT endoscopes declined in FY 04, compared to FY 03, due to the Medtronic Agreement. However, the higher volume more than offset those price decreases.

        During FY 04, we released the Slide-On ENT Sensory EndoSheath, the flexible TNE D scope with Slide-On EndoSheath System and our ENT-1000 endoscope with Slide-On EndoSheath System. We recorded sales of all these products, with the TNE D scope with Slide-On EndoSheath System being the most prominent.

        We further delineate the products sold to the international market as follows:

Products	FY 04	FY 03	Increase (Decrease)	Percent
ENT Slide-On EndoSheaths	$1,587	$1,064	$523	49%
ENT Endoscopes	496	258	238	92%
TNE D Slide-On EndoSheaths	2	—	2	100%
TNE D Endoscopes	56	—	56	100%
All other	15	—	15	100%

Total International ENT	$2,156	$1,322	$834	63%

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

        During FY 04, we signed agreements with three new distributors in Europe and the Middle East. Sales to those distributors were not material in FY 04. As of May 31, 2004 we had 23 independent distributors, covering Europe, the Far East, Australia, South America and the Middle East.

Medical Segment—GI and Pulmonary Markets

        Sales of endoscopes and EndoSheaths to the GI market continue to show little growth. Sales of endoscopes and EndoSheaths to the pulmonary market decreased. We have a small group of users of these products, and we continued to supply them with product in FY 05. We believe the continued lack of reimbursement for the GI and pulmonary EndoSheath by insurance companies to health care providers is the primary cause for this lower demand. We increased the price of these EndoSheaths in November 2002 to help us recover our costs to manufacture them.

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

        During FY 04, we began the process of moving the manufacturing of our GI and pulmonary EndoSheaths to a sub-contractor in Israel. We advanced $267,500 to the subcontractor for the purchase and installation of machinery to produce ENT EndoSheaths. The transfer of the manufacturing of the GI and pulmonary products and the installation of the line of ENT manufacturing equipment took longer than we had expected due to delays in the manufacturing of the equipment and difficulties inherent in the transfer of production techniques.

        The higher gross profit in the industrial segment was due primarily to the higher volume of new product sold to customers, and to efficiencies attained by the increase in production and repair of endoscopes for the medical segment. In addition, the industrial segment was able to reduce its reserves for obsolete inventory by using approximately $50,000 of parts previously reserved for in the production and repair of endoscopes in FY 04.

  Operating Expenses

        Operating expenses increased by $625,784 in FY 04, compared to FY 03. SG&A increased by $363,367, and R&D increased by $262,417. Operating expenses by segment in $000's were as follows.

Expense Category	FY 04	FY 03	Increase (Decrease)
SG&A
Medical	$1,709	$1,664	$45
Industrial	711	811	(100)
Corporate	1,058	640	418

Total SG&A	$3,478	$3,115	$363

R&D
Medical	$641	$352	$289
Corporate	47	74	(27)

Total R&D	$688	$426	$262

        In the medical segment, the increase in SG&A expenses was due primarily to higher spending on legal fees related to intellectual property of approximately $75,000, and higher spending for marketing consulting of approximately $83,000. These were partially offset by lower spending for sales commissions of approximately $114,000, due to the elimination of our independent sales representative network for ENT products when we signed the Medtronic Agreement. In the industrial segment, the decline in SG&A costs was due primarily to lower personnel costs of approximately $45,000, lower charges for depreciation of approximately $31,000 and lower spending for travel and entertainment of approximately $22,000. In the corporate segment, the increase in SG&A costs was due primarily to higher personnel costs of approximately $173,000, due to a full year of salary for our CEO, higher charges for professional fees of approximately $203,000, due to fees related to the Medtronic Agreement and the 3BY Agreements and severance costs of $35,000, due to the separation from service of a corporate officer.

        The increase in R&D in the medical segment costs was primarily for personnel to work on projects increased by approximately $150,000. The remainder of the increase was due primarily to costs related to the development of new products. In the corporate segment, we reduced our efforts in Israel for the CMOS patent applications.

        We recorded a charge of $3,398,036 for an increase in the fair market value of non-qualified stock options granted to non-employees, of which approximately $2.9 million was incurred in our fourth fiscal quarter. See footnote 1(m) in the attached financial statements. We used the Black-Scholes option pricing model to value these options, a primary component of which is the fair market value of the underlying common stock at the date of valuation. Our stock price increased from $1.72 per share at December 31, 2003 to $3.69 at March 31, 2004, resulting in the largest component of the charge. As of March 31, 2004, we amended the contracts to allow us to issue unregistered securities to option holders upon their exercise. This change resulted in a reclassification of these non-qualified stock options from liability instruments to equity instruments. After this change we accounted for these options in accordance with EITF 96-18.

  Other Income (Expense)

        Interest income declined, due primarily to lower interest rates during FY 04. Other income increased slightly due to higher royalties on a patent licensed to a company in the urology market.

        Our net loss was $3,748,203, or $.12 per share. This compares to a loss of $1,707,095, or $.06 per share in FY 03. The number of shares increased due to the sale of new shares in April 2003 and option exercises by employees and non-employees during FY 04.

Liquidity and Capital Resources

        In FY 05, the amount of cash used in our operations was approximately $2,309,000, compared to a usage of approximately $741,000 in FY 04. This increased usage was due primarily to lower gross profits and higher spending for SG&A and R&D. We also incurred an increase in inventory, primarily related to raw materials and finished goods for TNE D, TNE Bx, cystoscope and their companion EndoSheaths. We expect our working capital needs will increase in FY 06, especially for accounts receivable due to higher sales, and to inventory due to manufacturing a broader range of product offerings and a desire to build safety stock for some key inventory components.

        Cash used in investing activities was approximately $681,000, comprised of spending for the purchase of property and equipment to support our increased production, leasehold improvements in Natick and Orangeburg and the purchase and installation of new computers. In addition, we converted the advance to 3BY Ltd of $267,500 to fixed assets in a non-cash transaction by taking title to the equipment effective October 1, 2004. We expect we will spend approximately $860,000 for new property, plant and equipment in FY 06, primarily for production equipment related to the manufacture of new products, and for equipment related to automating current products.

        Cash generated from financing activities totaled approximately $10,144,000. The primary source of this cash was the sale of 3.7 million new shares in February 2005 that generated approximately $9.44 million, net, and the exercise of options to purchase common stock by employees and non-employees during the fiscal year that generated approximately $0.75 million. There are approximately 2.8 million vested options to purchase Common Stock outstanding at March 31, 2005, split between employees (55%) and non-employees (45%). These options have a weighted average exercise price of $1.35 per share. It is possible some of these options will be exercised in FY 06.

        The primary composition of customers in the medical segment includes Medtronic Xomed, MGU and international distributors. We have good relations with all these customers and expect our collection experience will remain approximately the same in FY 06 as in FY 05. Our days sales outstanding ("DSO"), a calculation of the number of calendar days that accounts receivable remain unpaid, at March 31, 2005 for the medical segment was 44, an increase of 11 days, compared to

March 31, 2004. This increase was due primarily to a change in the composition of our accounts receivable. We sold less to Medtronic Xomed, especially in the last fiscal quarter of FY 05, compared to FY 04. Medtronic Xomed usually pays their invoices within 14 days of shipment. Other customers, notable our international distributors pay in 30-60 days from date of invoice. The composition of customers in the industrial segment includes large and small industrial companies, and aircraft maintenance companies. The DSO for that group of customers was 69 at March 31, 2005, compared to 47 at March 31, 2004. The increase is due to relatively large sales to a few customers who are relatively slower payers. We monitor our customer accounts formally on a monthly basis, and more often as necessary. During FY 05, the change in the composition of our accounts receivable and our experience of slower collections from them resulted in a lower confidence level in the balance of accounts receivable, resulting in an increase in the allowance for doubtful accounts of approximately $17,000, net. We will continue to monitor our receivables and will adjust the allowance for doubtful accounts accordingly.

        At March 31, 2005, our principal sources of liquidity included $9.9 million in cash and cash equivalents. In July 2004, we renewed our bank agreement, which is subject to renewal again in July 2005. This bank agreement includes a revolving line of credit under which we may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and banker's acceptances. Borrowings under these loan arrangements must be fully cash collateralized. The agreement also stipulates that when we achieve positive cash flow, as defined in the agreement, we will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of the pledged cash collateral. Any borrowing under this demand line would bear interest at the prime rate, which was 5.75% on March 31, 2005.

        We have incurred losses since our inception, and we expect to incur losses in FY 06. We have funded the losses principally with the proceeds from public and private equity financings. We expect to use approximately $3.7 million of cash in FY 06, approximately 70% in the first half of the fiscal year, as we continue to spend on the development of new products, and on sales and marketing costs to establish new distribution channels. Our plans are to increase sales by increasing our market penetration of products developed in FY 05, and also from new products developed in FY 06. There can be no assurance that our strategy will result in higher sales during FY 06, and we may seek equity capital during FY 06. However, there can be no assurance that capital will be available on terms acceptable to us, if at all.

Contractual Obligations

        The following chart summarizes our contractual obligations as of March 31, 2005.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Operating leases	$1,353,090	$400,639	$520,192	$364,551	$67,708
Long term debt	44,932	22,466	22,466	0	0
Purchase commitments	4,167,000	4,167,000	0	0	0

Total	$5,565,022	$4,590,105	$542,658	$364,551	$67,708

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

Certain Factors That May Affect Our Future Operating Results

        Factors that may affect our future operating results include, without limitation, the following:

        We have incurred substantial losses since our inception, and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 06, due primarily to spending for R&D, operations and capital expenditures. We had cash and marketable securities totaling $9.9 million as of March 31, 2005. Although we do not anticipate the need for additional financing in FY 06, management may seek new financing, if terms are favorable. However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

        The nature of our products exposes us to significant product liability risks. We maintain product liability insurance with coverage limits of $2,000,000 per year. We believe that this level of coverage is adequate, given our past sales levels, our anticipated sales levels for FY 06 and our claims experience. We will reevaluate the adequacy of this coverage when and if our sales substantially increase. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

  Recently Issued Accounting Standards

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43, Chapter 4, (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007, beginning April 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of

SFAS 123R may have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Foreign Currency Exchange

        We face exposure to adverse movements in the value of the Japanese yen due to purchases of raw materials from Japanese suppliers. This exposure may change over time, and could have a materially adverse effect on our financial results. We may attempt to limit this exposure by purchasing forward contracts, as required. Most of our liabilities are settled within 90 days of receipt of materials. At March 31, 2005, our liabilities relating to Japanese yen were approximately $44,000.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and unaudited supplementary data are contained in Appendix A to this annual report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15e) and 15d-15(e) as of March 31, 2005, the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

b) Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item appears under the headings "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement"), which sections are incorporated herein by reference, and in Part I hereof under the caption "Executive Officers of the Company".

        The information regarding our code of ethics and the audit committee and audit committee financial experts is contained under the captions "Code of Ethics" and "Report of the Audit Committee of the Board of Directors", respectively, in our 2005 Proxy Statement.

Item 11.    Executive Compensation

        The information required by this Item appears under the headings "Proposal 1: Election of Directors—Director Compensation", "—Executive Compensation", "—Agreements with Named Executive Officers", and "—Compensation Committee Report on Executive Compensation" in the 2005 Proxy Statement, which sections are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item appears under the heading "Stock Ownership of Certain Beneficial Owners and Managers" in the 2005 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption "Securities Authorized for Issuance Under Equity Compensation Plans".

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item appears under the heading "Certain Relationships and Related Transactions" in the 2005 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption "Market for Registrant's Common Stock and Related Stockholder Matters".

Item 14.    Principal Accountant Fees and Services

        The information required in this Item appears under the heading "Fees and Services" in the 2005 Proxy Statement which section is incorporated herein by reference.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.

1.
Financial Statements. The following financial statements and schedules of Vision-Sciences, Inc.

    are included as Appendix A of this Report:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets—March 31, 2004 and 2005.

    Consolidated Statements of Operations—For the years ended March 31, 2003, 2004 and 2005.

    Consolidated Statements of Stockholders' Equity and Comprehensive Loss—For the years ended March 31, 2003, 2004 and 2005.

    Consolidated Statements of Cash Flows—For the years ended March 31, 2003, 2004 and 2005.

    Notes to Consolidated Financial Statements.

  2.
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

VISION-SCIENCES, INC.
DATE: JUNE 29, 2005	By:	/s/ RON HADANI Ron Hadani President, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RON HADANI Ron Hadani	President and CEO (Principal Executive Officer), Director	June 29, 2005
/s/ JAMES A. TRACY James A. Tracy	Vice President Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	June 29, 2005
/s/ KATSUMI ONEDA Katsumi Oneda	Chairman of the Board of Directors	June 24, 2005
/s/ LEWIS C. PELL Lewis C. Pell	Vice Chairman of the Board of Directors	June 24, 2005
/s/ KENNETH ANSTEY Kenneth Anstey	Director	June 16, 2005
William F. Doyle	Director	June , 2005
/s/ JOHN J. WALLACE John J. Wallace	Director	June 16, 2005

APPENDIX A

Vision-Sciences, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2004 and 2005
Together with Report of Independent Registered
Public Accounting Firm

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Vision-Sciences, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries as of March 31, 2004 and 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of Vision-Sciences, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2004 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts
May 23, 2005

Vision-Sciences, Inc. and Subsidiaries

Consolidated Balance Sheets—March 31, 2004 and 2005

	2004	2005
Assets
Current Assets:
Cash and cash equivalents	$2,714,941	$9,868,586
Accounts receivable, net of allowance for doubtful accounts of $52,800 and $70,097 in 2004 and 2005, respectively	1,683,459	1,662,486
Inventories, net	1,352,716	1,876,824
Prepaid expenses and other current assets	62,182	61,964

Total current assets	5,813,298	13,469,860

Property and Equipment, at cost:
Machinery and equipment	3,623,854	4,427,047
Furniture and fixtures	212,002	242,406
Leasehold improvements	473,411	573,780

	4,309,267	5,243,233
Less—Accumulated depreciation and amortization	3,728,242	4,040,060

	581,025	1,203,173

Advance to 3BY Ltd.	267,500	—

Other Assets, net of accumulated amortization of $47,428 and $53,815 in 2004 and 2005, respectively	66,751	74,816

Total assets	$6,728,574	$14,747,849

Liabilities and Stockholders' Equity
Current Liabilities:
Acceptances payable to a bank	$51,766	$—
Current portion of note payable	17,495	24,431
Accounts payable	681,998	637,408
Accrued expenses	970,755	1,213,577

Total current liabilities	1,722,014	1,875,416

Long term Portion of Note Payable	40,614	31,089

Commitments (Note 6)
Stockholders' Equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares Issued and outstanding—30,687,963 shares and 34,998,877 shares at March 31, 2004 and 2005, respectively	306,879	349,988
Additional paid-in capital	64,649,956	74,987,548
Accumulated deficit	(59,990,889)	(62,496,192)

Total stockholders' equity	4,965,946	12,841,344

Total liabilities and stockholders' equity	$6,728,574	$14,747,849

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Fiscal Years Ended March 31, 2003, 2004 and 2005

	2003	2004	2005
Net Sales	$6,429,642	$9,927,126	$10,325,973
Cost of Sales	4,762,412	6,155,676	7,382,431

Gross profit	1,667,230	3,771,450	2,943,542
Selling, General and Administrative Expenses (1)	3,115,008	3,478,375	3,897,351
Research and Development Expenses (1)	426,210	688,627	1,421,577
Stock-based compensation charge (credit)	(115,009)	3,398,036	182,579

Loss from operations	(1,758,979)	(3,793,588)	(2,557,965)
Interest Income	37,652	30,387	46,316
Interest Expense	(724)	—	(4,971)
Other Income, net	14,956	14,998	11,317

Net loss	$(1,707,095)	$(3,748,203)	$(2,505,303)

Basic and Diluted Net Loss per Common Share	$(.06)	$(.12)	$(.08)

Shares Used in Computing Basic and Diluted Net Loss per Common Share	27,202,051	30,213,223	31,447,332

(1) Excludes non-cash stock-based compensation charge (credit) as follows:
Selling, General and Administrative Expenses	$75,588	$814,992	$182,142
Research and Development Expenses	(190,597)	2,583,044	437

	$(115,009)	$3,398,036	$182,579

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

for the Fiscal Years Ended March 31, 2003, 2004 and 2005

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
Balance, March 31, 2002	27,105,355	$271,052	$58,386,502	$(54,535,591)	$4,121,963	$
Sale of common stock, net	2,385,568	23,856	1,569,489	—	1,593,345
Exercise of incentive stock options	16,000	160	19,567	—	19,727
Exercise of non-qualified stock options	81,357	814	107,372	—	108,186
Net loss	—	—	—	(1,707,095)	(1,707,095)		(1,707,095)

Total Comprehensive Loss							(1,707,095)

Balance, March 31, 2003	29,588,280	295,882	60,082,930	(56,242,686)	4,136,126
Sale of common stock, net	524,098	5,241	323,771		329,012
Exercise of incentive stock options	485,800	4,858	574,596		579,454
Exercise of non-qualified stock options	89,785	898	68,975		69,873
Compensation expense related to employee non-qualified stock options			16,484		16,484
Compensation expense related to non- qualified stock option exercises			180,801		180,801
Conversion of non-qualified stock options to non-employees to equity instruments			3,402,399		3,402,399
Net loss	—	—	—	(3,748,203)	(3,748,203)		(3,748,203)

Total Comprehensive Loss							(3,748,203)

Balance, March 31, 2004	30,687,963	306,879	64,649,956	(59,990,889)	4,965,946
Sale of common stock, net	3,672,315	36,723	9,407,760		9,444,483
Exercise of incentive stock options	456,449	4,564	522,746		527,310
Exercise of non-qualified stock options	182,150	1,822	224,507		226,329
Compensation expense related to employee non-qualified stock options			13,187		13,187
Compensation expense related to non-employee non-qualified stock options			169,392		169,392
Net loss	—	—	—	(2,505,303)	(2,505,303)		(2,505,303)

Total Comprehensive Loss							$(2,505,303)

Balance, March 31, 2005	34,998,877	$349,988	$74,987,548	$(62,496,192)	$12,841,344

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Fiscal Years Ended March 31, 2003, 2004 and 2005

	2003	2004	2005
Cash Flows from Operating Activities:
Net loss	$(1,707,095)	$(3,748,203)	$(2,505,303)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	238,736	204,606	318,205
Stock-based compensation charge (credit) from non-qualified stock options	(115,009)	3,398,036	182,579
Changes in assets and liabilities—
Accounts receivable	97,866	(946,748)	20,973
Inventories	32,809	(192,344)	(524,108)
Prepaid expenses and other current assets	25,819	(11,069)	218
Accounts payable	7,582	387,686	(44,590)
Accrued expenses	(299,017)	166,616	242,822

Net cash used in operating activities	(1,718,309)	(741,420)	(2,309,204)

Cash Flows from Investing Activities:
Decrease in marketable securities	126,373	125,072	—
Purchase of property and equipment	(114,496)	(239,614)	(666,466)
Advances to 3BY Ltd.	—	(267,500)	—
Decrease (Increase) in other assets	—	16,667	(14,452)

Net cash provided by (used in) investing activities	11,877	(365,375)	(680,918)

Cash Flows from Financing Activities:
Proceeds from (payments of) acceptances payable to a bank, net	(32,605)	41,145	(51,766)
(Payments of) proceeds from note payable, net	(23,989)	58,109	(2,589)
Proceeds from the sale of common stock, net	1,593,345	329,012	9,444,483
Proceeds from exercise of stock options	23,460	649,327	753,639

Net cash provided by financing activities	1,560,211	1,077,593	10,143,767

Net Increase (Decrease) in Cash and Cash Equivalents	(146,221)	(29,202)	7,153,645
Cash and Cash Equivalents, beginning of year	2,890,364	2,744,143	2,714,941

Cash and Cash Equivalents, end of year	$2,744,143	$2,714,941	$9,868,586

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Manufacturing equipment acquired in exchange for advance to 3BY Ltd.	$—	$—	$267,500

Computer equipment acquired in exchange for note payable	$—	$58,109	$—

Conversion of potential obligation to non-qualified option holders	$—	$3,402,397	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$724	$—	$4,971

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(1) Operations and Significant Accounting Policies

        The consolidated financial statements include the accounts of Vision-Sciences, Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries. The Company's subsidiaries are as follows: OpieLab, Inc., a Washington corporation; Machida Incorporated, a Delaware corporation; and Vision Sciences Ltd., an Israeli corporation. Vision Sciences Ltd. has been inactive since the fiscal year ended March 31, 2002.

        The Company was organized in 1987 to manufacture and assemble optical products. The Company's products and accessories are used within two industry segments, medical and industrial. The medical segment designs, manufactures and markets proprietary single-use sheaths that slide onto the insertion tube of flexible endoscopes used by health-care providers. The sheaths allow quick, efficient product turnover for health-care providers while ensuring a sterile insertion tube for each patient. The medical segment also designs and markets flexible endoscopes for use by physicians in the Ear-Nose-Throat ("ENT"), urology, pulmonary and gastrointestinal ("GI") markets. The industrial segment designs, manufactures and markets borescopes for the industrial market, and manufactures and repairs endoscopes for the medical segment. Endoscopes and borescopes provide minimally invasive access to areas not readily visible to the human eye. Segment information is presented in Note 8.

        The Company expects to derive a substantial portion of its future revenues from its various endoscope and EndoSheath Sytems. The Company has invested substantial funds developing these products. The Company has incurred losses for the fiscal years ended March 31, 2003, 2004 and 2005, and expects to incur a loss for the fiscal year ending March 31, 2006. In February 2005, the Company sold 3,672,315 shares of Common Stock, raising gross proceeds of approximately $10,093,000. As a result, management believes the Company will not require additional financial support for fiscal year 2006. However, management may seek additional equity capital during fiscal 2006, and the Company may require more financing to fund operations in the future. The Company is also subject to risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration ("FDA") clearance and regulation, and dependence on key personnel.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(1) Operations and Significant Accounting Policies (Continued)

  (b) Basic and Diluted Net Loss per Common Share

        The Company calculates earnings per share according to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended March 31, 2003, 2004 and 2005, diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options, totaling 4,051,082, 4,680,664 and 4,414,548 respectively, would be antidilutive.

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

  (d) Revenue Recognition

        The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists. To date, the Company has not entered into any multiple element arrangements. The Company recognizes revenue when title passes to the customer, generally upon shipment of products F.O.B. shipping point. Since September 2003, the Company's medical segment has distributed all of its products for the ENT market in the U.S.A. and Canada through Medtronic Xomed as part of the Medtronic Agreement. The initial term of the Medtronic Agreement was three years, renewable thereafter annually, unless terminated by either party.

        During the fiscal year ended March 31, 2005, the Company and Medtronic Xomed modified the Medtronic Agreement to provide for a rebate to Medtronic Xomed for sales of ENT EndoSheaths to new customers who commit to large purchases. The rebate program is designed to run for one year to September 30, 2005. The Company accounts for this modification under Emerging Issues Task Force ("EITF") 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). During the fiscal year ended March 31, 2005, the Company provided for rebates of approximately $45,000.

        In December 2004, we signed an agreement (the "MGU Agreement") with Medtronic USA, Inc., the gastro-urology division of Medtronic, Inc. ("MGU") granting MGU exclusive rights to distribute our new cytoscope with Slide-On EndoSheath System to urologists in the U.S.A. and Canada. The term of the MGU Agreement is through March 31, 2006, renewable for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the end of any term that it does not want to renew.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(1) Operations and Significant Accounting Policies (Continued)

  (d) Revenue Recognition (Continued)

        Neither the Medtronic Agreement nor the Medtronic USA Agreement provide for any contingencies, nor provide any terms related to product acceptance or warranty that are different from the normal terms provided by the Company to its other customers.

        The Company's medical segment distributes its products for the pulmonary and GI markets through a network of independent domestic sales representatives. The Company's medical segment distributes all its products outside the USA and Canada through a network of independent international distributors.

        The Company's industrial segment distributes all its products using direct sales personnel and a network of independent sales representatives.

  (e) Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The components of inventories are as follows:

	March 31,
	2004	2005
Raw materials	$726,221	$1,166,946
Work-in-process	297,220	253,449
Finished goods	329,275	456,429

	$1,352,716	$1,876,824

        Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources. With the exception of a supply agreement with Pentax, the Company does not have long-term agreements with suppliers. The agreement with Pentax expired in March 2005, and the Company expects to renew this agreement in the fiscal year ending March 31, 2006. If the agreement with Pentax is not renewed on favorable terms, the Company would have to purchase the required components from other suppliers, a process that might require re-design of its products. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The Company purchased approximately $1,477,000 and $1,867,000 of products under the supply agreement with Pentax in the years ended March 31, 2004 and 2005, respectively.

  (f) Other Assets

        Other assets consist of deposits and $96,790 of patent costs. Patent costs are amortized on a straight-line basis over 17 years.

  (g) Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that the carrying value of these assets is fully realizable at March 31, 2005.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(1) Operations and Significant Accounting Policies (Continued)

  (h) Foreign Currency Transactions

        The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, Foreign Currency Translation. For each of the three years in the period ended March 31, 2005, these amounts were not material.

  (i) Cash and Cash Equivalents

        The Company classifies investments with original maturities of ninety days or less, consisting of a money market account at a bank, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

  (j) Research and Development Expenses

        Research and development expenses are charged to operations as incurred.

  (k) Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in highly-rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 8). To reduce risk, the Company routinely assesses the financial strength of its customers and, when appropriate, obtains letters of credit or advance payments for its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company had three customers who accounted for 17%, 15% and 11%, respectively, of the total accounts receivable balance at March 31, 2005. The Company had one customer who individually accounted for 39% of the total accounts receivable balance as of March 31, 2004. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

  (l) Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, acceptances payable, notes payable and potential obligations to non-qualified option holders. The estimated fair value of these financial instruments approximates their carrying value at March 31, 2004 and 2005. The estimated fair values have been determined through information obtained from market sources and management estimates.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(1) Operations and Significant Accounting Policies (Continued)

  (m) Accounting for Option Grants to Non-employees

        In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock options and warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company determined that outstanding options granted to consultants as of March 31, 2003 should be designated as a liability in the Company's balance sheet.

        All options granted to non-employees through March 31 2004 were for services rendered by the non-employees, had a life of ten years, had vesting periods ranging from immediate to four years and required delivery of registered shares upon exercise. The Company granted options at the same time the services were being performed, or at the time performance was complete. The Company granted options with exercise prices equal to the closing price of the Company's common stock on Nasdaq on the day of grant, with the exception of options granted to a marketing consultant that had an exercise price of $.01 per share.

        During the fiscal years ended March 31, 2003 and 2004, the Company recorded the fair value of the options outstanding in the Company's results of operations, marking them to market using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

	March 31,
	2003	2004
Risk-free interest rate	1.09%-1.68%	.89%-.93%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	65%-74%	65%-83%
Weighted average value of grants per share	$.64	$1.90

        Effective March 31, 2004, the Company amended the non-qualified option agreements previously granted to non-employees. This amendment allowed the Company to settle its obligations to the holders by delivering unregistered shares upon exercise by the holders. As a result of this amendment, the options were characterized to be equity instruments, and accordingly, the fair market value of these options was transferred to the equity section of the Company's balance sheet as of March 31, 2004. In the fiscal year ended March 31, 2005, the Company accounted for these non-qualified options in accordance with the provisions of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(1) Operations and Significant Accounting Policies (Continued)

  (m) Accounting for Option Grants to Non-employees (Continued)

        According to the provisions of EITF 96-18, the Company determines the fair value of options granted to non-employees using the Black-Scholes option-pricing model on the measurement date which is either the date a commitment for performance has been reached, or when performance has been completed, depending upon the facts and circumstances of the option. The fair value of the options valued at the measurement date is expensed over the vesting period of the options. This method approximates the same periods the expense would be recognized, had the Company paid cash for the services. The Company does not account for the fair value of options granted, in which the quantity and terms are known up front, prior to the measurement date, as services are not rendered prior to those dates. The Company accounts for the fair value of options granted, in which the quantity and terms are not known up front, when the services are performed.

        During the fiscal year ended March 31, 2005, the Company granted options to purchase 150,000 shares to non-employees. The fair value measured at the option grant dates was approximately $371,000, determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

March 31, 2005
Risk-free interest rate	.93%-1.36%
Expected dividend yield	—
Expected lives	5 years
Expected volatility	79%-83%
Weighted average value of grants per share	$3.81

  (n) Comprehensive Income (Loss)

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

        In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to certain of its employees at an exercise price of $1.04 per share. The fair market value of the common stock on the date of grant was $1.09 per share. As a result, the Company recognizes deferred compensation for the difference between the fair market value and the option price. This expense is recorded as the options vest. In the fiscal years ended March 31, 2005 and 2004, the Company recognized $13,187 and $16,484, respectively, of expense related to these options.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(1) Operations and Significant Accounting Policies (Continued)

  (o) Employee Stock-Based Compensation Arrangements (Continued)

        Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated as follows:

	March 31,
	2003	2004	2005
Net loss—as reported	$(1,707,095)	$(3,748,203)	$(2,505,303)
Stock-based employee compensation—as reported	—	16,484	13,187
Pro forma stock-based employee compensation	(345,114)	(283,218)	(417,899)

Net loss—pro forma	$(2,052,209)	$(4,014,937)	$(2,910,015)

Net loss per share—as reported	$(.06)	$(.12)	$(.08)
Stock-based employee compensation—as reported	—	—	—
Pro-forma stock-based employee compensation	(.02)	(.01)	(.01)

Net loss per share—pro forma	$(.08)	$(.13)	$(.09)

        The Company has computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used during each of the three years ended March 31, 2005 were as follows.

	March 31,
	2003	2004	2005
Risk-free interest rate	1.09%-1.54%	.85%-.90%	1.36%-3.07%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	65%	70%	73%-80%
Weighted average value of grants per share	$.97	$1.11	$3.20
Weighted average remaining contractual life of options outstanding, in years	9.77	9.19	9.40

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(1) Operations and Significant Accounting Policies (Continued)

  (q) Recently Issued Accounting Standards

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43, Chapter 4, (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007, beginning April 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options.

        Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(2) Financing Arrangement

        In April 2002, the Company entered a financing arrangement with a bank that includes a revolving line of credit under which the Company may borrow up to $1,000,000, net of up to $250,000 of any outstanding letters of credit and bankers' acceptances. This arrangement expires on July 31, 2005, and is renewable upon mutual agreement. Borrowings under the arrangement bear interest at the bank's prime rate (5.75% at March 31, 2005) and must be fully cash collateralized. The arrangement also stipulates that when the Company achieves positive cash flow, as defined in the arrangement, the Company will be eligible to negotiate changes to these loan arrangements that may include changing the borrowing base for revolving loans, and the release of cash collateral. The Company is also subject to certain covenants, including the prohibition of paying cash dividends on its common stock. At March 31, 2005, the Company was in compliance with these covenants. At March 31, 2005, the Company had no bankers' acceptances payable, and had $67,200 reserved under the arrangement to cover a domestic letter of credit in favor of the landlord at the Company's Natick facility.

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

        The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

	March 31,
	2004	2005
Net operating loss carryforwards	$19,089,000	$20,424,000
Nondeductible reserves	397,000	522,000
Research and development credit carryforwards	531,000	531,000
Other temporary differences	1,604,000	1,067,000
Depreciation	45,000	60,000

	21,666,000	22,604,000
Less—Valuation allowance	(21,666,000)	(22,604,000)

Net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset. The uncertainty is due to current and projected net losses.

        At March 31, 2005, the Company had operating loss carryforwards available to offset future federal taxable income of approximately $51,000,000. These operating loss carryforwards expire at various dates through 2024 and are subject to review and possible adjustment by the Internal Revenue Service. At March 31, 2005, the Company had research and development tax credit carryforwards of approximately $402,000. These tax credits expire at various times through 2013 and are subject to review and possible adjustment by the Internal Revenue Service.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(3) Income Taxes (Continued)

        The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of certain cumulative changes in ownership over a three-year period.

(4) 3BY Ltd.

        In June 2003, we entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the "3BY Agreements") with Three BY Ltd., an Israeli company ("3BY"). The purpose of the 3BY Agreements was to lower the manufacturing cost of our EndoSheath products, and to provide for increased manufacturing capacity of our ENT EndoSheaths. The 3BY Agreements provide for, among other things, the manufacture of certain of our products by 3BY, and a loan of up to $267,500 from us to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY's facility, to be used to manufacture certain of our products. As of December 31, 2003, we had advanced $267,500 to 3BY. During FY 05 it became apparent we would not be producing the quantity of ENT EndoSheaths that we had anticipated, increasing the risk associated with the repayment of the advance. To eliminate this risk and secure title to the equipment, we took ownership of the equipment, as provided for in the Loan Agreement, effective October 1, 2004.

(5) Stockholders' Equity

  (a) Sale of Stock

        On February 14, 2005, the Company sold, in a private equity placement, an aggregate of 3,703,702 shares of common stock at a price of $2.70 per share, resulting in gross proceeds of approximately $10,000,000. The per share price represented 91% of the closing price of the Company's common stock on the Nasdaq SmallCap Market at February 14, 2005. Two financial investors, who are independent of the Company, acquired approximately $8,000,000 of the common stock sold, and two stockholders, who are also directors and employees of the Company, (the "Insiders") acquired the remainder. In addition, as part of the transaction, the Company issued warrants to purchase an additional 1,103,704 shares of common stock to the investors and to the placement agent. The warrants are exercisable immediately over a period of five years at a price of $3.75 per share. The agreement does not require the Company to file any registration statement covering the resale of any of the common stock or warrants acquired by the investors in the transaction. However, the agreement does provide the investors with piggyback registration rights when and if the Company does file a registration statement.

        On March 30, 2005, in response to the Nasdaq Stock Market informing the Company that it was in violation of certain Nasdaq Marketplace Rules regarding the sale of common stock to officers and directors at less than the closing bid price of the common stock, the Company and the two Insiders executed separate agreements to remediate the violation. One of the Insiders executed a contribution agreement providing for the payment of an additional amount in respect of the common stock purchased from the Company on February 14, 2005, thus bringing the price paid by him to $2.95 per share, the closing bid price of the common stock on February 14, 2005. The other Insider executed a rescission agreement, agreeing to rescind 31,387 shares of common stock purchased by him on February 14, 2005, thus increasing the cash price paid by him for the remaining shares to $2.95 per share. The Company recorded the contribution, received on April 7, 2005, as a subscription receivable in additional-paid-in-capital as of March 31, 2005. The Company recorded the rescission as a change in outstanding shares as of March 31, 2005.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(5) Stockholders' Equity (Continued)

  (a) Sale of Stock (Continued)

        On March 31, 2003, the Company completed a private equity placement with two stockholders who were also directors and employees of the Company. The Company sold an aggregate of 2,385,568 shares of common stock at a price of $0.6707 per share, which represented 67% of the average closing price of the Company's common stock on the Nasdaq SmallCap Market for the five trading days ended March 21, 2003. In addition, in April 2003, the Company sold 524,098 shares to three independent investors at the same share price. The Company received all the proceeds in exchange for newly issued shares of common stock. Gross proceeds to the Company totaled $1,600,000 and $351,513 in March and April 2003, respectively. The agreement did not require the Company to file any registration statement covering the resale of any of the common stock acquired by the investors in the transaction. However, the agreement does provide the investors with piggyback registration rights when and if the Company does file a registration statement. The transactions in March and April were treated as one transaction.

        In each of these transactions, the discount was dictated by the level of interest of investors in the future prospects of the Company, and to the market for private placements generally. Both transactions were determined to be at fair market value by the Company's Board of Directors, and were approved in unanimous written consents. The approvals by the Board of Directors were made after their review of numerous factors, including the level of investor interest, the number of shares sold in each transaction compared to the average trading volume of the Company's stock on the Nasdaq SmallCap Market, and whether registration of the stock was a requirement of the investors.

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

        During fiscal year 2001, the 1990 Plan expired and was replaced with the 2000 Stock Incentive Plan, (the "2000 Plan"). The terms of the 2000 Plan are substantially the same as the 1990 Plan. The Board of Directors has authorized the issuance of options for the purchase of up to 4,000,000 shares of common stock under the 2000 Plan, of which 726,358 shares remain available for future grant. The Company grants options to both employees and non-employee consultants.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(5) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        A summary of the 2000 and 1990 Plans activity for employees for each of the three years ended March 31, 2005 is as follows:

	Number Of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2002	1,834,550	1.05-7.25	1.64
Granted	746,000	.79-1.05	.97
Exercised	(16,000)	1.06-1.31	1.23
Canceled	(76,500)	.89- .50	1.25

Outstanding March 31, 2003	2,488,050	.79-7.25	1.46
Granted	1,360,000	.93-1.82	1.07
Exercised	(485,800)	.79-1.63	1.19
Canceled	(146,500)	1.19-7.25	6.36

Outstanding March 31, 2004	3,215,750	.79-1.82	1.11
Granted	325,500	2.57-4.30	3.20
Exercised	(491,099)	.79-1.50	1.16
Canceled	(77,500)	.89-4.00	2.52

Outstanding March 31, 2005	2,972,651	$.79-$4.30	$1.29

Exercisable, March 31, 2003	1,760,800	$1.06-$7.50	$1.65

Exercisable, March 31, 2004	1,619,000	$.79-$1.82	$1.40

Exercisable, March 31, 2005	1,618,401	$.79-$1.82	$1.14

        The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2005:

	Outstanding			Exercisable
Range of Prices Exercise	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.79-.93	255,000	9.65	$.88	107,500	$.86
1.04-1.31	2,230,651	7.65	1.08	1,343,151	1.11
1.50-1.82	201,500	5.48	1.59	167,750	1.55
2.57-4.30	285,500	9.42	3.09	—	—

	2,972,651	7.84	$1.29	1,618,401	$1.14

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(5) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        A summary of the 2000 and 1990 Plans activity for non-employees is as follows:

	Number Of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2002	1,375,819	.01-7.50	1.89
Granted	164,570	.01-1.05	.64
Exercised	(77,357)	.01	.01
Canceled	—	.89-1.50	1.25

Outstanding March 31, 2003	1,463,032	.01-7.50	1.85
Granted	70,000	.94-2.28	1.90
Exercised	(89,785)	.01-1.25	.78
Canceled	(58,333)	7.50	7.50

Outstanding March 31, 2004	1,384,914	.94-5.50	1.68
Granted	150,000	3.69-4.05	3.81
Exercised	(147,500)	.94-3.00	1.24
Canceled	(25,517)	5.44-5.50	5.49

Outstanding March 31, 2005	1,361,897	$1.05-$5.44	$1.90

Exercisable, March 31, 2003	1,363,032	$.01-$7.50	$1.91

Exercisable, March 31, 2004	1,279,914	$.94-$5.50	$1.69

Exercisable, March 31, 2005	1,186,897	$1.05-$5.44	$1.65

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(5) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        The following table summarizes information about non-employee stock options outstanding and exercisable at March 31, 2005:

	Outstanding			Exercisable
Range of Prices Exercise	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.05–1.25	120,000	9.41	$1.13	120,000	$1.13
1.62–1.88	1,010,000	4.78	1.63	1,010,000	1.63
2.28–3.00	60,000	7.54	2.40	35,000	2.49
3.38–5.44	171,897	7.97	3.82	21,897	3.92

	1,361,897	5.72	$1.90	1,186,897	$1.65

        Under the 1990 Plan and the 2000 Plan, there remain 1,638,247 and 2,696,301 shares of common stock, respectively, reserved for the exercise of stock options.

        On August 16, 1993, the Company adopted the 1993 Director Option Plan (the "1993 Plan") under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 2005, there were no shares available for future grant under the 1993 Plan.

        A summary of the 1993 Plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2003	100,000	$.97–11.63	$3.28
Granted	—	—	—
Exercised	—	—	—
Canceled	(20,000)	11.63	11.63

Outstanding March 31, 2004	80,000	.97–1.50	1.19
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—

Outstanding March 31, 2005	80,000	$.97–$1.50	$1.19

Exercisable March 31, 2003	64,000	$.97-$11.63	$4.51

Exercisable March 31, 2004	56,000	$.97–$1.50	$1.24

Exercisable March 31, 2005	68,000	$.97–$1.50	$1.21

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(5) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        The following table summarizes information about director stock options outstanding and exercisable at March 31, 2005:

	Outstanding			Exercisable
Range of Prices Exercise	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.97–1.00	40,000	6.38	$.99	32,000	$.99
1.30	20,000	6.38	1.30	16,000	1.30
1.50	20,000	2.37	1.50	20,000	1.50

	80,000	5.38	$1.19	68,000	$1.21

        In July 2003, the Company adopted, and the stockholders approved, a 2003 Director Option Plan (the "2003 Plan"). The terms of the 2003 Plan include automatic grants of 4,000 shares to each outside director on each date on which an annual meeting of the stockholders of the Company is held, provided that such outside director does not hold on such date any outstanding options to purchase common stock of the Company's 1993 Plan, which options are not fully exercisable. If the Company's annual meeting of stockholders is held in July of each year, the Company will grant options to purchase 4,000 shares in 2005 and 12,000 shares in 2006 and 2007. The Company has reserved 200,000 shares of common stock for grant under the 2003 Plan.

        The Company has an agreement, as amended, with an independent consultant to provide services regarding the design, development and clinical testing of ENT products for the ENT market, and trans-nasal esophagoscopy ("TNE") products for the GI market. The agreement provides the independent consultant with compensation in the form of both cash and stock options. Cash compensation totaled $48,000, paid in equal installments over six months. The agreement provides the independent consultant may earn up to 500,000 options to purchase the Company's common stock, if various performance criteria are met. The agreement requires all options be granted at fair market value as of the date of grant, and that all option grants vest over two years equally on each of the first and second anniversaries of the date of grant.

        In January 2003, the Company began the cash payments, and made an initial option grant to the consultant to purchase 100,000 shares of the Company's common stock. The value of that option grant was approximately $69,000, calculated using the Black-Scholes option-pricing model. The cash payments were expensed as they were paid. The initial option grant was recorded as an expense in the consolidated statement of operations for the fiscal year ended March 31, 2003, as the independent consultant was not required to perform any additional services to earn the option.

        During the fiscal year ended March 31, 2004, in accordance with an amendment to the agreement, the Company made another option grant to the consultant to purchase 50,000 shares of the Company's common stock. The value of that option grant was approximately $88,000, calculated using the Black-Scholes option-pricing model. The full value of the option was recorded as an expense in the consolidated statement of operations for the fiscal year ended March 31, 2004, as the independent consultant was not required to perform any additional services to earn the option.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(5) Stockholders' Equity (Continued)

  (b) Stock Option Plans (Continued)

        In April 2004, according to the agreement, the Company granted the independent consultant an option to purchase 100,000 shares of the Company's common stock. The independent consultant earned this grant pursuant to the terms of the agreement that require the Company to grant an option of up to 100,000 shares, depending upon the incremental sales of ENT products to domestic customers for the fiscal year ended March 31, 2004, compared to the prior fiscal year. The value of that option was approximately $242,000, calculated using the Black-Scholes option-pricing model, and is being recorded as an expense in the Company's consolidated statements of operations over the two-year vesting period. During the fiscal year ended March 31, 2005, the Company recorded approximately $121,000 of expense related to this option.

        In July 2004, according to the amendment in the agreement, the Company made an additional grant of options to the independent consultant to purchase 50,000 shares of the Company's common stock, as the Company had not established a domestic distribution channel with a third party for its TNE products to the GI market by July 1, 2004. The value of that option was approximately $129,000, calculated using the Black-Scholes option-pricing model, and is being recorded as an expense in the Company's consolidated statements of operations over the two-year vesting period. During the fiscal year ended March 31, 2005, the Company recorded approximately $48,000 of expense related to this option. The assumptions used in the Black-Scholes option-pricing model by the Company for each of these option grants were as follows:

	January 2003	January 2004	April 2004	July 2004
Risk-free interest rate	1.09%	.89%	.93%	1.36%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	65%	75%	83%	79%
Value of grants per share	$1.05	$2.28	$3.69	$4.05

        The agreement requires the Company to grant additional options to the consultant, depending upon the incremental increase in sales of ENT products and TNE products in the fiscal year ended March 31, 2005, compared to the fiscal year ended March 31, 2004. Each additional option grant will be up to 100,000 shares. The independent consultant did not earn any option grants related to these terms, and there are no further grants required under the terms of the agreement.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(6) Commitments

        The Company rents its facilities in Natick, MA and Orangeburg, NY under various agreements due to expire on October 31, 2006 and August 31, 2010, respectively. The Company also leases some office equipment under leases that expire in 2007. Rental expense charged to operations under leases from nonrelated parties was approximately $307,000, $302,000 and $392,000 for the years ended March 31, 2003, 2004 and 2005, respectively. Approximate future minimum lease commitments under all operating leases are as follows:

Year Ending March 31,	Commitment
2006	$401,000
2007	317,000
2008	203,000
2009	199,000
2010 and after	233,000

$1,353,000

(7) 401(k) Plan

        The Company has a 401(k) plan (the "Plan") whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, make a matching contribution up to a certain percentage of each employee's contribution. During the years ended March 31, 2003, 2004 and 2005, the Company recorded matching contributions of approximately $34,000, $38,000 and $42,000, respectively, relating to the Plan.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(8) Segment Information (Continued)

        The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in Vision Sciences Ltd. Data regarding management's view of the Company's segments is provided in the following tables.

Fiscal Year Ended March 31,	Medical	Industrial	Corporate	Adjustments	Total
2003
Sales to external customers	$3,775,066	$2,654,576	$—	$—	$6,429,642
Intersegment sales	—	666,488	—	(666,488)	—
Operating (loss) income	(1,001,487)	(165,496)	(591,996)	—	(1,758,979)
Interest income (expense), net	—	(724)	37,652	—	36,928
Depreciation and amortization	198,000	40,736	—	—	238,736
Other significant non-cash items:
Stock-based compensation (credit)	—	—	(115,009)	—	(115,009)
Total assets	1,905,604	990,385	2,961,189	(410,332)	5,446,846
Expenditures for fixed assets	82,954	31,542	—	—	114,496
2004
Sales to external customers	$6,700,606	$3,226,520	$—	$—	$9,927,126
Intersegment sales	—	1,884,389	—	(1,884,389)	—
Operating (loss) income	446,634	263,756	(4,503,978)	—	(3,793,588)
Interest income (expense)	—	—	30,387	—	30,387
Depreciation and amortization	164,211	40,395	—	—	204,606
Other significant non-cash items:
Stock-based compensation (credit)	937	312	3,396,787		3,398,036
Total assets	2,563,950	1,307,458	2,806,915	50,251	6,728,574
Expenditures for fixed assets	225,442	14,172	—	—	239,614
2005
Sales to external customers	$7,237,221	$3,088,752	$—	$—	$10,325,973
Intersegment sales	—	2,736,615	—	(2,736,615)	—
Operating (loss) income	(1,626,180)	293,485	(1,225,270)	—	(2,557,965)
Interest income (expense), net	—	—	41,345	—	41,345
Depreciation and amortization	260,775	51,411	6,019	—	318,205
Other significant non-cash items:
Stock-based compensation (credit)	170,142	250	12,187	—	182,579
Total assets	3,380,360	1,655,084	9,954,541	(242,136)	14,747,849
Expenditures for fixed assets	630,596	35,870	—	—	666,466

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(8) Segment Information (Continued)

        The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers.

	Fiscal Years Ended March 31,
Geographic Region
	2003	2004	2005
Asia Pacific	$551,680	$493,732	$718,379
Canada	145,301	196,538	95,805
Europe	1,197,643	2,066,586	2,138,898
Middle East and Africa	9,047	60,379	256,515
Central & South America	186,243	163,482	160,416
United States	4,339,728	6,946,409	6,955,960

Total	$6,429,642	$9,927,126	$10,325,973

        For the fiscal year ended March 31, 2003, no customer accounted for 10% or more of consolidated net sales. For the fiscal year ended March 31, 2004, two customers accounted for 30% and 10%, respectively, of consolidated net sales. For the fiscal year ended March 31, 2005, one customer accounted for 35% of consolidated net sales.

(9) Accrued Expenses

        Accrued expenses consist of the following:

	March 31,
	2004	2005
Accrued payroll and related expenses	$775,034	$776,926
Accrued other	195,721	436,651

	$970,755	$1,213,577

        Included in accrued payroll and related expenses is approximately $419,000 and $384,000 at March 31, 2004 and 2005, respectively, owed to an employee/director of the Company, whose salary was accrued but not paid to him from October 1995 through December 2001. The employee/director resumed receiving his salary in cash in January 2002.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005

(10) Valuation and Qualifying Accounts

Description (rounded)	Balance, Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance, End of Year
Deducted from Assets Accounts:
Allowance for doubtful accounts—
Year ended March 31, 2003	$77,000	$4,000	$4,000	$77,000
Year ended March 31, 2004	77,000	4,000	28,000	53,000
Year ended March 31, 2005	53,000	22,000	5,000	70,000
Inventory reserves
Year ended March 31, 2003	$1,063,000	$—	$24,000	$1,039,000
Year ended March 31, 2004	1,039,000	—	107,000	932,000
Year ended March 31, 2005	932,000	116,000	197,000	851,000

        The following table contains certain selected quarterly financial data for the fiscal years ended March 31, 2004 and 2005.

	(in thousands, except per share data)
	Quarterly Operating Results
	Q1 2004	Q2 2004	Q3 2004	Q4 2004
Statement of Operations Data:
Net sales	$1,960	$2,107	$2,718	$3,142
Gross profit	757	802	892	1,320
Income (loss) from operations	(329)	(849)	17	(2,632)
Net income (loss)	(317)	(839)	27	(2,619)
Net income (loss) per share	(.01)	(.03)	—	(.08)
	Q1 2005	Q2 2005	Q3 2005	Q4 2005
Net sales	$2,777	$2,031	$2,827	$2,691
Gross profit	1,082	251	787	823
Loss from operations	(287)	(936)	(795)	(540)
Net loss	(276)	(930)	(786)	(513)
Net loss per share	(.01)	(.03)	(.02)	(.02)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1.(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2.(2)	By-laws, as amended to date
*10.1.(3)	1990 Stock Option Plan, as amended
*10.2.(3)	1993 Director Option Plan
*10.3.(4)	2000 Stock Incentive Plan
*10.4.(2)	Vision-Sciences, Inc. 401(k) Plan, as amended
*10.5.(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
10.6.(14)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.7.(5)	Letter Agreement between the Company and James A. Tracy dated July 18, 1997
10.8.(10)	Letter Agreement between the Company and Thomas M. Olmstead dated October 1, 2001
10.9.(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10.(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11.(11)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
**10.12.(6)	Investment Agreement dated as of August 6, 1998 among Vision-Sciences, Inc., 3DV Systems Ltd. and RDC Rafael Development Corporation Ltd.
10.13.(2)	Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Pentax Corporation (formerly Asahi Optical Co., Ltd.) dated September 28, 1988
10.14.(7)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15.(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.18.(6)	License and Manufacturing Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and 3DV Systems Ltd.
**10.19.(6)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.20.(9)	Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences, Inc. dated April 23, 1993
10.21.(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000
**10.22.(6)	Memorandum of Understanding dated August 6, 1998 between Vision-Sciences, Inc. and Imagineering, Ltd.
10.22.(10)	Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 24, 1995
10.23.(10)	Extension to Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 7, 2002

10.24.(10)	Loan Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
10.25.(10)	Pledge Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
10.26.(12)	Exclusive Distribution Agreement between the Company and Medtronic Xomed, Inc. dated August 6, 2003
**10.27.(16)	Exclusive Distribution Agreement between the Company and Medtronic USA, Inc. dated December 29, 2004
10.28.(13)	Contract Manufacturing Agreement between the Company and Three BY Ltd. dated June 25, 2003
10.29.(13)	Loan Agreement between the Company and Three BY Ltd. dated June 25, 2003
10.30.(13)	Pledge Agreement between the Company and Three BY Ltd. dated June 25, 2003
10.31.(15)	Securities Purchase Agreement between the Company and each purchaser identified on the signature page thereto dated February 14, 2005
10.32.(15)	Form of Warrant of the Company
21.1.	Subsidiaries of the Company
23.1.	Consent of BDO Seidman, LLP
31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(13)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(14)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(15)
Incorporated by reference to the Current Report on Form 8-K dated February 16, 2005.

(16)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

QuickLinks

PART I
  Item 1. Business
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
  APPENDIX A
CONSOLIDATED FINANCIAL STATEMENTS as of March 31, 2004 and 2005 Together with Report of Independent Registered Public Accounting Firm
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Vision-Sciences, Inc. and Subsidiaries Consolidated Balance Sheets—March 31, 2004 and 2005
Vision-Sciences, Inc. and Subsidiaries Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2003, 2004 and 2005
Vision-Sciences, Inc. and subsidiaries Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Fiscal Years Ended March 31, 2003, 2004 and 2005
Vision-Sciences, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2003, 2004 and 2005
VISION-SCIENCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005
EXHIBIT INDEX