Form 10-Q
period 2005-06-30
VISION SCIENCES INC /DE/
filed 2005-08-12
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2005

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

Yes ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2005.

Common Stock, par value of $.01	35,092,377
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	March 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$8,965,179	$9,868,586
Accounts receivable, net of allowance for doubtful accounts of $93,133 and $70,097, respectively	1,696,079	1,662,486
Inventories	2,240,454	1,876,824
Prepaid expenses and deposits	46,494	61,964
Total current assets	12,948,206	13,469,860

Property and Equipment, at cost:
Machinery and equipment	4,534,849	4,427,047
Furniture and fixtures	242,406	242,406
Leasehold improvements	576,030	573,780
	5,353,285	5,243,233
Less-Accumulated depreciation and amortization	4,142,711	4,040,060
	1,210,574	1,203,173

Other assets, net of accumulated amortization of $55,416 and $53,815, respectively	73,216	74,816
Total assets	$14,231,996	$14,747,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$59,021	$—
Current portion of note payable	24,913	24,431
Accounts payable	819,624	637,408
Accrued expenses	1,050,580	1,213,577
Total current liabilities	1,954,138	1,875,416

Long-term portion of note payable	24,560	31,089

Stockholders’ Equity:
Common stock, $.01 par value—
Authorized—50,000,000 shares Issued and outstanding—35,084,877 shares at June 30, 2005 and 34,998,877 shares at March 31, 2005	350,848	349,988
Additional paid-in capital	75,229,740	74,987,548
Accumulated deficit	(63,327,290)	(62,496,192)
Total stockholders’ equity	12,253,298	12,841,344
Total liabilities and stockholders’ equity	$14,231,996	$14,747,849

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Net sales	$2,532,958	$2,776,780
Cost of sales	1,922,818	1,694,216

Gross profit	610,140	1,082,564

Selling, general and administrative expenses (1)	945,369	996,435
Research and development expenses(1)	497,064	340,194
Stock-based compensation	49,684	33,526
Loss from operations	(881,977)	(287,591)

Interest income	45,786	8,685
Interest expense	(967)	(1,403)
Other income, net	6,060	3,658

Net loss	$(831,098)	$(276,651)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Shares used in computing basic and diluted net loss per common share	35,047,919	30,835,192

(1)   Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$109	$109
Selling, general and administrative expenses	49,575	33,417
Total	$49,684	$33,526

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
and COMPREHENSIVE LOSS

 (Unaudited)

	Common Stock				Total	Total
	Number of Shares	$ .01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss

Balance, March 31, 2005	34,998,877	$349,988	$74,987,548	$(62,496,192)	$12,841,344
Exercise of stock options, net	86,000	860	99,915	—	100,775
Receipt of subscription receivable			92,593		92,593
Compensation expense related to non-employee non-qualified stock options			46,387	—	46,387
Compensation expense related to employee non-qualified stock options			3,297		3,297
Net loss	—	—	—	(831,098)	(831,098)	$(831,098)

Total comprehensive loss						$(831,098)

Balance June 30, 2005	35,084,877	$350,848	$75,229,740	$(63,327,290)	$12,253,298

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Cash flows from operating activities:
Net loss	$(831,098)	$(276,651)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	104,251	56,862
Stock compensation for non-qualified options	49,684	33,526
Changes in assets and liabilities:
Accounts receivable	(33,593)	266,494
Inventories	(363,630)	(288,985)
Prepaid expenses and deposits	15,470	(19,279)
Accounts payable	182,216	(59,783)
Accrued expenses	(162,997)	(15,596)

Net cash used for operating activities	(1,039,697)	(303,412)

Cash flows used for investing activities
Purchase of property and equipment, net	(110,052)	(154,392)

Net cash used for investing activities	(110,052)	(154,392)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(6,047)	(4,213)
Proceeds from acceptances payable to a bank	59,021	18,481
Proceeds from the sale of common stock, net	92,593	—
Exercise of stock options, net	100,775	259,179
Net cash provided by financing activities	246,342	273,447
Net decrease in cash and cash equivalents	(903,407)	(184,357)
Cash and cash equivalents, beginning of period	9,868,586	2,714,941
Cash and cash equivalents, end of period	$8,965,179	$2,530,584

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$967	$1,403

Supplemental Disclosure of Non-cash Items from Financing Activities:

Fair market value of non-qualified options granted in the period	$—	$241,832

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The consolidated financial statements included herein have been prepared by Vision-Sciences, Inc. and subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report to stockholders.  The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

b.             Cash Equivalents: Cash equivalents consist of a money market account at a bank.  Cash equivalents are carried at amortized cost, which approximates market value.

c.             Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30, 2005	March 31, 2005
		(audited)
Raw materials	$1,437,789	$1,166,946
Work-in-process	279,025	253,449
Finished goods	523,640	456,429
	$2,240,454	$1,876,824

Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead.

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

f.              Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  To date the Company has not entered into any multiple element arrangements.  The Company recognizes revenue when title passes to the customer, generally upon shipment of products F.O.B. shipping point.  Since September 2004, the Company’s medical segment has distributed all of its products for the Ear-Nose-Throat (“ENT”) market in the U.S.A. and Canada through an agreement (the “Medtronic Agreement”) with Medtronic Xomed, Inc. (“Medtronic Xomed”).  The initial term of the Medtronic Agreement was three years, renewable thereafter annually, unless terminated by either party.

During the fiscal year ended March 31, 2005 (“FY 05”), the Company and Medtronic Xomed modified the Medtronic Agreement to provide for a rebate to Medtronic Xomed for sales of ENT EndoSheaths to new customers who commit to large purchases.  The rebate program is designed to run for one year to September 30, 2005.  The Company accounts for this modification under Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  As of June 30, 2005, the Company has provided for rebates of approximately $51,000.

Since December 2004, the Company’s medical segment has distributed all of its products for the urology market in the U.S.A. and Canada through an agreement (the “MGU Agreement”) with Medtronic USA, Inc. (“MGU”).  The term of the MGU Agreement is through March 31, 2006, renewable for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the end of any term that it does not want to renew.

f.              Revenue Recognition: (continued): Neither the Medtronic Agreement nor the MGU Agreement provide for any contingencies, nor provide any terms related to product acceptance or warranty that are different from the normal terms provided by the Company to its other customers.

g.             Foreign Currency Transactions: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company charges foreign currency exchange gains or losses, in connection with its purchases of products from vendors in Japan, to operations, and charges foreign exchange translation gains and losses to retained earnings.

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

i               Accounting for Options Issued to Non-employees: The Company accounts for non-qualified stock option agreements issued to non-employees as equity instruments, in accordance with the provisions of EITF 96-18.  In the three months ended June 30, 2005, the Company did not grant any non-qualified options to purchase shares of the Company’s Common Stock.  During the fiscal year ended March 31, 2005, the Company granted options to purchase 150,000 shares of the Company’s Common Stock to non-employees.  The fair value of these options measured at the option grant dates was approximately $371,000, determined using the Black-Scholes option-pricing model, and is being recorded as an expense over the vesting period.  The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

Risk-free interest rate	.93% - 1.36%
Expected dividend yield	—
Expected lives	5 years
Expected volatility	79% - 83%
Weighted average value grants per share	$3.81

During the three months ended June 30, 2005 and 2004, the Company recognized $46,387 and $30,229, respectively, of expense related to such options.

j.              Employee Stock-based Compensation Arrangements: The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Interpretation No. (“FIN”) 44.  The Company does not recognize stock-based employee compensation cost when the options granted have an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.  The Company does recognize stock-based employee compensation cost when the options granted have an exercise price less than the market value of the underlying common stock on the date of the grant.

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company has recognized compensation expense for the difference between the fair market value and the option price over the life of the options.  In each of the three months ended June 30, 2005, and 2004, the Company recognized $3,297 of expense related to these options as stock-based compensation in the consolidated statements of operations.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.  Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated as follows:

	Three Months Ended June 30,
	2005	2004
Net loss – as reported	$(831,098)	$(276,651)
Stock-based employee compensation – as reported	3,297	3,297
Pro forma stock-based employee compensation	(119,170)	(94,500)
Net loss - pro forma	$(946,971)	$(367,854)

Net loss per share – as reported	$(.02)	$(0.01)
Stock-based employee compensation – as reported	—	—
Pro forma stock-based employee compensation	(.01)	—
Net loss per share - pro forma	$(.03)	$(0.01)

k.             New Accounting Standards:  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities.  This pronouncement is effective for fiscal years beginning after June 15, 2005.  The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the first quarter of the fiscal year ending March 31, 2007, beginning April 1, 2006.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options.

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

3.             3BY Ltd.

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

In May 2005, the Company decided to bring the manufacturing of these products back to its Natick, MA plant, due to the inability to exert sufficient control over the manufacturing processes to have the confidence level necessary for its product quality.  In addition, the costs savings anticipated have not been attained.  The Company intends to ship the equipment at 3BY to its plant in Natick, MA, after the details and time schedules of the transfer have been finalized.  To date, the Company does not believe these assets are impaired based upon their intended use.  However, depending upon the demand for the Company’s products that utilize this equipment, and the Company’s ability to reconfigure the equipment to manufacture other products, the Company may incur a charge for impairment in the future related to this equipment which is valued at approximately $350,000 at June 30, 2005.

4.             Segment Information

The Company has three reportable segments – medical, industrial and corporate.  The medical segment designs, manufactures and sells EndoSheaths and sells endoscopes to users in the health care industry.  The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.  The corporate segment consists of certain administrative expenses applicable to the Company as a whole and the management oversight of the Company’s investment in Vision-Sciences, Ltd. (the Company’s Israeli subsidiary).

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

Three months ended June 30,	Medical	Industrial	Corporate	Adjustments	Total
2005
Sales to external customers	$1,909,329	$623,629	$—	$—	$2,532,958
Intersegment sales	—	828,791	—	(828,791)	—
Operating income (loss)	(612,523)	(14,042)	(255,412)	—	(881,977)
Interest income (expense), net	—	—	44,819	—	44,819
Depreciation and amortization	89,443	14,808	—	—	104,251
Other significant non-cash items:
Stock-based compensation	46,575	62	3,047	—	49,684
Expenditures for fixed assets	102,227	7,825	—	—	110,052
Total assets	3,474,384	1,786,976	9,051,134	(80,498)	14,231,996

2004
Sales to external customers	$1,977,329	$799,451	$—	$—	$2,776,780
Intersegment sales	—	646,961	—	(646,961)	—
Operating income (loss)	10,072	20,232	(317,895)	—	(287,591)
Interest income (expense), net	—	—	7,282	—	7,282
Depreciation and amortization	44,383	10,973	1,506	—	56,862
Other significant non-cash items:
Stock-based compensation	187	63	33,276	—	33,526
Expenditures for fixed assets	149,733	4,659	—	—	154,392
Total assets	2,786,790	1,310,372	2,621,052	(34,697)	6,683,517

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, the continuation of our contracts with Medtronic Xomed and MGU, general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission.  We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

We develop, manufacture and sell flexible endoscope products for the medical device and industrial device markets.  We operate in three reporting segments, medical, industrial and corporate.

Medical Segment

The medical segment supplies flexible endoscopes and disposable Slide-On™ EndoSheath® Systems (“EndoSheaths”) to the ENT, gastrointestinal (“GI”), urology and pulmonary markets.  Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, Trans-Nasal Esophagoscopes (“TNE”), sigmoidoscopes, cystoscopes and bronchoscopes.  We have designed the EndoSheaths to allow the health-care providers to process patients economically by permitting the providers to minimize reprocessing the endoscopes between procedures.  In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

Our strategy in the medical segment is comprised of three components: a) improve sales distribution, b) lower manufacturing costs and c) increase the number of new product offerings.

Sales Distribution

Since September 19, 2003, we have been distributing all of our products for the ENT market in the U.S.A. and Canada through Medtronic Xomed as part of the Medtronic Agreement. The initial term of the Medtronic Agreement is three years.  Thereafter, the Medtronic Agreement is automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the U.S.A. and Canada to market and sell our ENT and TNE EndoSheaths and endoscopes to ENT practitioners.  Medtronic Xomed fulfilled certain minimum purchase requirements for the initial twelve-month period of the term.  The Medtronic Agreement resulted in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the quantities of endoscopes and EndoSheaths purchased by Medtronic Xomed in the initial twelve-month period.  In the second year (“Year 2”) of the Medtronic Agreement, Medtronic purchased fewer units of ENT endoscopes and ENT EndoSheaths than in the initial period, due to the build up of inventory that resulted from the purchases in the initial period.  During Year 2, we and Medtronic Xomed began a rebate program, whereby we agreed to pay Medtronic a cash rebate for ENT EndoSheaths they sold to new users who committed to a large annual purchase. As of June 30, 2005, we recorded a reserve of approximately $51,000 for the rebate program.  As of June 30, 2005, Medtronic Xomed had approximately 2.0 months of inventory of ENT EndoSheaths on hand.  We expect in the fiscal year ending March 31, 2006 (“FY 06”) that Medtronic Xomed will begin to purchase ENT EndoSheaths at an annualized rate of approximately 140,000 beginning in our second fiscal quarter ending September 30, 2005.

In addition, in December 2004, we signed the MGU Agreement with MGU, the gastro-urology division of Medtronic, Inc., granting MGU exclusive rights to distribute our new cystoscope with Slide-On EndoSheath System to urologists in the U.S.A. and Canada.  The term of the MGU Agreement is through March 31, 2006, renewable for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the end of any term that it does not want to renew.  The total purchase commitment for cystoscopes and Slide-On EndoSheaths is $1,965,000, of which $353,500 was to be delivered in the fiscal year ended March 31, 2005 (“FY 05”), and the remainder in FY 06.  There can be no assurance that MGU will purchase the total commitment by March 31, 2006.

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

Cost Reduction

In the fiscal year ended March 31, 2004 (“FY 04”) we decided we could reduce manufacturing costs by sub-contracting the manufacture of our EndoSheaths to a company in Israel.  We spent much of FY 05 executing a transition plan to that end.  However, in May 2005, we realized that the transition was not going to be as successful as we had planned, due to a variety of issues surrounding quality, consistency of personnel and cost savings.  As a result, we have decided to bring the manufacture of these products back to our Natick facility, and expect that to be completed during FY 06, after the details and time schedules of the transfer have been finalized.  Also during FY 06, we plan to implement reductions in the cost of materials and labor across our endoscope and EndoSheath product lines by examining and updating our material costs and labor processes.  In addition, we have begun a development project that we expect will result in automating many of the processes performed in the manufacture of EndoSheaths.  Our plan is to have this machinery in place by the beginning of the fiscal year ending March 31, 2007 (“FY 07”).

New Products

In May 2005, we received clearance from the FDA to market our new ENT-3000 portable endoscope with battery powered LED light source.  During FY 06, our product development plans include a feasibility model of a new Trans-Esophageal Echo based cardioversion product to treat atrial fibrillation, and a thoracic surgery flexible endoscope with three-dimensional imaging.  We also are continuing our design efforts for a new low-cost EndoSheath concept.  In addition, we are designing a new family of smaller sized “D-shaped” proprietary endoscopes for use with our EndoSheaths that incorporate channels, and a new family of videoscopes with a distal tip CCD based camera.  We also plan to investigate other potential products for the gastrointestinal and bariatric surgery markets.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements and EITF 00-21, Revenue Arrangements with Multiple Deliverables. These pronouncements require that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  Determination of criterion (4) is based on management’s judgment regarding the collectibility of invoices for products and services delivered to customers.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Non-Qualified Options Issued to Non-employees and Employees

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

We account for certain non-qualified options granted to employees to purchase our common stock in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  If the fair market value of the underlying stock at the date of grant is greater than the option price, we recognize compensation expense for the difference between the market price and the option price over the vesting period of the options.

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

Results of Operations

Net Sales

Net sales for the three months ended June 30, 2005 (“Q1 06”) were $2,532,958, a decrease of $243,822, or 9%, compared to the three-month period ended June 30, 2004 (“Q1 05”).  During Q1 06, net sales of the medical segment decreased by $68,000, or 3%, to $1,909,329, and net sales of the industrial segment decreased by $175,822, or 22%, to $623,629, compared to Q1 05.  In the medical segment, the net sales and changes in net sales by market were as follows ($000’s):

Market	Q1 06	Q1 05	Increase (Decrease)	Percent
ENT	$1,249	$1,732	$(483)	(28)%
Urology	347	23	324	1409%
Other	313	222	91	41%
Total	$1,909	$1,977	$(68)	(3)%

Medical Sales – ENT Market

Net sales to the ENT market include products for domestic and international customers as follows:

ENT Market	Q1 06	Q1 05	Increase (Decrease)	Percent
Domestic	$589	$1,110	$(521)	(47)%
International	660	622	38	6%
Total ENT	$1,249	$1,732	$(483)	(28)%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	Q1 06	Q1 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$172	$685	$(513)	(75)%
Endoscopes	384	336	48	14%
Other products	33	89	(56)	(63)%
Total Domestic ENT	$589	$1,110	$(521)	(47)%

The primary reason for the decrease in sales of products to the domestic ENT market was the build-up of inventory of Slide-On ENT EndoSheaths at Medtronic Xomed, our exclusive distributor of ENT products in the U.S. and Canada.  This build-up was a result of a difference between the minimum quantities of the Slide-On ENT EndoSheaths that Medtronic Xomed was required to purchase under the Medtronic Agreement, and their slower than anticipated ramp-up in sales.  Total sales to Medtronic Xomed in Q1 06 were $0.649 million, a decrease of approximately $0.502 million, or 44%, compared to $1.150 million in Q1 05.  Although Medtronic Xomed did not purchase the required number of ENT EndoSheaths to maintain their exclusivity under the Medtronic Agreement, we have not exercised our right to terminate their exclusivity, as we believe their sales of our products will improve, and we currently believe they represent the best alternative for us to distribute our current line of ENT products and drive product acceptance of new ENT products in the domestic market.

During FY 05, we and Medtronic Xomed began a rebate program, whereby we offered Medtronic Xomed a cash rebate for the purchase by new customers of large amounts of ENT EndoSheaths in a one-year period.  The program is designed to run until August 31, 2005.  In Q1 06, we recorded sales discounts of approximately $6,000 as a reserve for the rebate program, resulting in cumulative reserves of approximately $51,000.  We do not expect significant change in that sales discount through August 2005, as Medtronic Xomed has indicated the price reductions under this program were not significant enough to entice customers who perform large numbers of ENT procedures to purchase EndoSheaths.  The rebates ranged from $.02 to $1.17 per unit, depending upon the price received from the end-user by Medtronic Xomed.

In FY 06, we and Medtronic Xomed plan to introduce a more attractive pricing program, allowing the price for all new purchases to decline in steps.  The first 150,000 units of ENT EndoSheaths purchased by Medtronic Xomed will be at the contract price; the next 100,000 will be at the contract price less $1.50 per unit; units over 250,000 will be at the contract price less $2.00 per unit.  The purpose of this price schedule is to allow Medtronic Xomed to penetrate the market for large institutions and sell ENT EndoSheaths to them at prices those institutions find reasonable.  In addition, we and Medtronic Xomed are having discussions to establish additional new programs that will increase the sales of our ENT and TNE products.  We expect to eliminate the rebate program when we finalize the step pricing schedule.  We expect sales of ENT SOS to Medtronic Xomed will increase each quarter in FY 06 to an annualized rate of 140,000 units by the quarter ending March 31, 2005.

As a result of the Medtronic Agreement, the success of our ENT product lines are substantially dependent upon the success of the marketing and sales activities of Medtronic Xomed over which we have limited control.

Unit sales of ENT EndoSheaths in Q1 06 to the domestic market were 23,480, a decrease of 70,040, or 75% compared to the 93,520 units sold in Q1 05.  The reduction in unit sales was directly related to the inventory build-up at Medtronic Xomed during the first year of the Medtronic Agreement.  Unit sales of ENT endoscopes in Q1 06 were 65, a decrease of 32, or 33%, compared to the unit sales of 97 in Q1 05.  Sales of ENT EndoSheaths and endoscopes include the sales of our ENT-2000 and ENT-1000.  The ENT-1000 was released in FY 04.  In addition, we sold 21 TNE D endoscopes to Medtronic Xomed, compared to 0 in Q1 05.

We further delineate products sold to the international ENT market as follows:

ENT Products	Q1 06	Q1 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$434	$521	$(87)	(17)%
Endoscopes	201	97	104	107%
Other products	25	4	21	525%
Total International	$660	$622	$38	6%

The increase in net sales to international distributors is primarily due to higher unit volume of ENT endoscopes and TNE D endoscopes, offset partially by lower sales of ENT SOS.  Unit sales of ENT SOS to the international distributors were 67,880 in Q1 06, a decrease of 14,920 units, compared to sales in Q1 05.  The decrease in sales was due to lower demand, especially in Europe.  We expect unit demand from international distributors to increase overall, due to the planned addition of new distributors in markets where we do not currently have representation.

Unit sales of ENT endoscopes in Q1 06 to international distributors were 49, compared to 27 in Q1 05.  In addition, we sold 2 TNE D endoscopes to our international distributors in Europe.  We are in the early stages of selling TNE endoscopes to our distributors, and we plan to increase our sales of this product by increasing the number of distributors in countries where we do not have representation.  However, there can be no assurance we will be able to consummate these agreements on terms that are beneficial to us. Also, we expect sales of the TNE endoscopes will improve after we release the new smaller D-shaped fiberscope and new videoscope in FY 07.

Sales of endoscopes are dependent upon a variety of factors, including the timing requirements of end users, foreign exchange rates, sales promotions of international competitors and other factors.

Medical Sales – Urology

The increase in sales of urology products reflects primarily the shipments of our new Flexible Cystoscope (“CST-2000”) with Slide-On EndoSheath System to MGU and secondarily to shipments to international distributors.  We sold approximately $320,000 of CST-2000 and Slide-On EndoSheaths to MGU in Q1 06, and approximately $28,000 to international distributors.  We expect sales of this product line to MGU will be lower in the fiscal quarters ending September 30, 2005 and December 31, 2005 compared to sales in Q1 06.  This reduction is due to the time required to train MGU sales personnel and to the time needed by the MGU sales representatives to penetrate the urology market.  We expect sales in the fiscal quarter ending March 31, 2006 to improve, compared to the two prior fiscal quarters, reflecting market acceptance of our products.  However, there can be no assurance that these sales goals will be met.

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

Industrial Segment

The decrease in net sales of the industrial segment was due to higher demand in the market for video borescopes, compared to our line of fiber borescopes, and lower demand for repairs of fiber borescopes.

Gross Profit

Gross profit was $610,140 in Q1 06, a decrease of $472,424, compared to gross profit in Q1 05.  Gross profit decreased by approximately $431,000 in the medical segment, and by approximately $41,000 in the industrial segment.  Gross profit in the medical segment decreased due to lower volume of domestic sales of ENT SOS, offset partially by higher volume of domestic TNE D endoscopes, and higher volume of ENT and TNE D endoscopes sold to international distributors.  Gross profit from the sale of urology products remained low due to the initial cost of manufacturing EndoSheaths.  We are in the process of developing a new EndoSheath concept and automated equipment to manufacture our EndoSheaths with channels to lower our manufacturing costs of these products.  We expect this automation equipment to be in place at the beginning of FY 07.  In the industrial segment, the decrease in gross profit was due primarily to a decrease in sales volume.

During the first fiscal quarter of FY 06, it became apparent that by utilizing a sub-contractor in Israel to manufacture our EndoSheaths, we were not able to exert sufficient control over the manufacturing processes to have the confidence level we believe necessary for our product quality. In addition, we realized that the costs savings we had planned on by manufacturing our EndoSheaths there were not going to be what we had expected.  Thus, we have decided to move the production of our EndoSheaths back to our Natick, MA facility, after the details and time schedules of the transfer have been finalized.  To date, we do not believe these assets are impaired based upon their intended use.  However, depending upon demand for EndoSheaths and upon our ability to reconfigure some of the equipment to manufacture other than ENT EndoSheaths, we may incur a charge for impairment in the future related to this equipment which is valued at approximately $350,000 at June 30, 2005.

Operating Expenses

Selling, General and Administrative Expenses

The decrease in selling, general and administrative (“SG&A”) expenses in Q1 06 was due primarily to the lower spending for trade shows to promote our urology products, compared to Q1 05.  The costs for promotion of our urology products are now incurred by MGU.

Research and Development Expenses

The increase in research and development (“R&D”) expenses in Q1 06, compared to Q1 05 was due primarily to additional spending for materials and personnel hired to work on developing new products for the medical segment.  We expect R&D expenses will continue to be higher in FY 06, compared to FY 05, as we increase our efforts to develop new products for medical markets, both those that will utilize the technology inherent in our EndoSheaths, and other products for the medical market.

Stock-based Compensation Expenses

We incurred stock-based compensation costs during FY 06 and FY 05, due primarily to grants in April 2004 and July 2004 of non-qualified options to purchase 100,000 shares and 50,000 shares, respectively, of our Common Stock to an outside consultant.  These grants were in accordance with an agreement entered into with that consultant in January 2003.  The value of the non-qualified options were determined to be approximately $371,000, using the Black-Scholes option-pricing model, and are being recorded in our statements of operations over the vesting period of the options.  We recorded $46,387 of expense in Q1 06 related to these non-qualified options.  In addition, during the three months ended June 30, 2003, the compensation committee of our board of directors authorized the issuance of non-qualified options to purchase 1,295,000 shares of common stock to certain of our employees.  These options were priced below the fair market price of our common stock on the date of grant.  Accordingly, we are recognizing compensation expense totaling approximately $65,000 from June 2003 through December 2007, the vesting period of these options.  In Q1 06, we incurred $3,297 of expense related to these options in our statements of operations.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q1 06	Q1 05	Change
Medical	$(613)	$(20)	$(593)
Industrial	(14)	20	(34)
Corporate	(255)	(288)	33
Total	$(882)	$(288)	$(594)

In the medical segment, the lower gross profit, and higher spending for R&D resulted in an operating loss for Q1 06.  In the industrial segment, the lower gross profit due to lower sales volume was the primary cause for the operating loss in Q1 06.  In the corporate segment, the cessation of spending for support of applications for CMOS patents resulted in a lower loss.

Liquidity and Capital Resources

At June 30, 2005, our principal source of liquidity was working capital of approximately $11 million, including $9.0 million in cash and cash equivalents.  At June 30, 2005, we had acceptances payable to a bank totaling approximately $59,000.  We have pledged $125,000 to support these acceptances.

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

Our cash and cash equivalents decreased by approximately $903,000 in the three months ended June 30, 2005, due primarily to cash used for operations of approximately $1,040,000 and cash used for investing activities of approximately $110,000.  These uses were offset by the exercise of stock options by employees and non-employees totaling approximately $101,000, and the receipt of a subscription receivable from one of the investors in our sale of common shares in February 2005 of approximately $92,000.  We expect that our current balance of cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

We have incurred losses since our inception, and losses are expected to continue at least during FY 06.  We have funded the losses principally with the proceeds from public and private equity financings.  The private equity financings have included sales of new common stock to two employees who are also directors, to a hedge fund, to other independent directors and to independent private individuals.

We expect total spending for property and equipment to be approximately $850,000 for FY 06.

We conduct our operations in certain leased facilities.  These leases expire on various dates through August 31, 2010.  In addition, we have operating leases for certain office equipment.  These leases expire on various dates through June 2007.  The following chart summarizes our contractual obligations as of June 30, 2005.

Contractual Obligation	Total	Due within 1 year	Due in 1-3 years
Operating leases	$1,240,390	$375,726	$864,664
Capital lease	49,473	24,913	24,560

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our Japanese Yen liabilities are settled within 90 days of receipt of materials.  At June 30, 2005, our liabilities relating to Japanese Yen were approximately $226,000.

Item 4.  CONTROLS AND PROCEDURES

a)    Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended June 30, 2005, are effective.

b)    Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

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

VISION-SCIENCES, INC.

Date: August 12, 2005	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: August 12, 2005	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)