Form 10-Q
period 2005-09-30
VISION SCIENCES INC /DE/
filed 2005-11-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2005

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

Yes  ☐         No  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐         No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2005.

Common Stock, par value of $.01	35,129,377
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

TABLE OF CONTENTS

Part I.	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Stockholders

	Item 6.	Exhibits

Signatures

Exhibits

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,724,411	$9,868,586
Accounts receivable, net of allowance for doubtful accounts of $136,209 and $70,097, respectively	1,336,125	1,662,486
Inventories	2,573,651	1,876,824
Prepaid expenses and deposits	51,607	61,964
Total current assets	11,685,794	13,469,860

Property and Equipment, at cost:
Machinery and equipment	4,620,351	4,427,047
Furniture and fixtures	242,735	242,406
Leasehold improvements	579,032	573,780
	5,442,118	5,243,233
Less-Accumulated depreciation and amortization	4,242,993	4,040,060
	1,199,125	1,203,173

Other assets, net of accumulated amortization of $56,955 and $53,815, respectively	71,676	74,816
Total assets	$12,956,595	$14,747,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of note payable	$25,406	$24,431
Accounts payable	695,706	637,408
Accrued expenses	1,010,211	1,213,577
Total current liabilities	1,731,323	1,875,416

Long-term portion of note payable	17,903	31,089

Stockholders’ Equity:
Common stock, $.01 par value— Authorized—50,000,000 shares Issued and outstanding—35,108,401 shares at September 30, 2005 and 34,998,877 shares at March 31, 2005	351,083	349,988
Additional paid-in capital	75,262,121	74,987,548
Accumulated deficit	(64,405,835)	(62,496,192)
Total stockholders’ equity	11,207,369	12,841,344
Total liabilities and stockholders’ equity	$12,956,595	$14,747,849

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net sales	$2,301,552	$2,031,438	$4,834,510	$4,808,219
Cost of sales	1,807,204	1,780,599	3,730,022	3,474,815

Gross profit	494,348	250,839	1,104,488	1,333,404

Selling, general and administrative expenses (1)	1,119,817	844,622	2,065,186	1,841,057
Research and development expenses (1)	442,375	308,548	939,439	648,743
Stock-based compensation	49,684	33,526	99,369	67,052
Loss from operations	(1,117,528)	(935,857)	(1,999,506)	(1,223,448)

Interest income	41,093	7,389	86,880	16,074
Interest expense	(851)	(1,298)	(1,817)	(2,701)
Other income, net	(1,260)	—	4,800	3,659

Net loss	$(1,078,546)	$(929,766)	$(1,909,643)	$(1,206,416)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.05)	$(0.04)

Shares used in computing basic and diluted net loss per common share	35,092,438	30,925,047	35,070,300	30,880,365

(1)                                  Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$109	$109	$219	$219
Selling, general and administrative expenses	49,575	33,417	99,150	66,833
Total	$49,684	$33,526	$99,369	$67,052

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

and COMPREHENSIVE LOSS

(Unaudited)

	Common Stock				Total	Total
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss

Balance, March 31, 2005	34,998,877	$349,988	$74,987,548	$(62,496,192)	$12,841,344
Exercise of stock options, net	109,524	1,095	119,335	—	120,430
Receipt of subscription receivable for shares sold February 2005, net			55,869		55,869
Compensation expense related to non-employee non-qualified stock options			92,775	—	92,775
Compensation expense related to employee non-qualified stock options			6,594		6,594
Net loss	—	—	—	(1,909,643)	(1,909,643)	$(1,909,643)

Total comprehensive loss						$(1,909,643)

Balance September 30, 2005	35,108,401	$351,083	$75,262,121	$(64,405,835)	$11,207,369

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Cash flows from operating activities:
Net loss	$(1,909,643)	$(1,206,416)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	206,073	124,349
Stock compensation for non-qualified options	99,369	67,052
Changes in assets and liabilities:
Accounts receivable	326,361	638,710
Inventories	(696,827)	(403,219)
Prepaid expenses and deposits	10,357	(550)
Accounts payable	58,298	15,250
Accrued expenses	(203,366)	(117,781)

Net cash used for operating activities	(2,109,378)	(882,605)

Cash flows used for investing activities
Purchase of property and equipment, net	(198,885)	(398,961)
Increase in other assets	—	(14,437)

Net cash used for investing activities	(198,885)	(413,398)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(12,211)	(8,532)
Proceeds from acceptances payable to a bank	—	4,378
Proceeds from the sale of common stock, net	55,869	—
Exercise of stock options, net	120,430	302,262
Net cash provided by financing activities	164,088	298,108

Net decrease in cash and cash equivalents	(2,144,175)	(997,895)
Cash and cash equivalents, beginning of period	9,868,586	2,714,941
Cash and cash equivalents, end of period	$7,724,411	$1,717,046

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,817	$2,701

Supplemental Disclosure of Non-cash Items from Financing Activities:

Fair market value of non-qualified options granted in the period	$—	$241,832

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

b.                                      Cash Equivalents: Cash equivalents consist of a money market account at a bank, and investments in commercial paper.  Cash equivalents are short-term highly liquid investments with original maturities of less than three months, and are carried at amortized cost, which approximates market value.

c.                                       Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	September 30, 2005	March 31, 2005
		(audited)
Raw materials	$1,636,300	$1,166,946
Work-in-process	287,723	253,449
Finished goods	649,628	456,429
	$2,573,651	$1,876,824

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

f.                                         Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  To date the Company has not entered into any multiple element arrangements.  The Company recognizes revenue when title passes to the customer, generally upon shipment of products F.O.B. shipping point.  Since September 2003, the Company’s medical segment has distributed all of its products for the Ear-Nose-Throat (“ENT”) market in the U.S.A. and Canada through an agreement (the “Medtronic Agreement”) with Medtronic Xomed, Inc. (“Medtronic Xomed”).  The initial term of the Medtronic Agreement was three years, renewable thereafter annually, unless terminated by either party.

During the fiscal year ended March 31, 2005 (“FY 05”), the Company and Medtronic Xomed modified the Medtronic Agreement to provide for a rebate to Medtronic Xomed for sales of ENT EndoSheaths to new customers who commit to large purchases.  The rebate program was designed to run for one year to September 30, 2005.  The Company accounts for this modification under Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  As of September 30, 2005, the Company has provided for rebates of approximately $62,000.  The Company expects to terminate the rebate program in the three months ending December 31, 2005.

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

During the three months ended September 30, 2005 and 2004, the Company recognized $46,387 and $30,229, respectively, of expense related to such options.  During the six months ended September 30, 2005 and 2004, the Company recognized $92,775 and $60,458, respectively, of expense related to such options.

j.                                          Employee Stock-based Compensation Arrangements: The Company accounts for its stock-based compensation arrangements for employees and independent directors using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Interpretation No. (“FIN”) 44.  The Company does not recognize stock-based compensation cost when the options granted have an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.  The Company does recognize stock-based employee compensation cost when the options granted have an exercise price less than the market value of the underlying common stock on the date of the grant.

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company has recognized compensation expense for the difference between the fair market value and the option price over the life of the options.  In each of the three months and six months ended September 30, 2005, and 2004, the Company recognized $3,297 and $6,594, respectively, of expense related to these options as stock-based compensation in the consolidated statements of operations.

In the three months ended September 30, 2005, the Company granted non-qualified options to purchase 4,000 shares of the Company’s Common Stock to each of three of its independent directors, as provided for in the Company’s 2003 Director Option Plan.  The options were granted at exercise prices equal to the fair market value of the underlying common stock on the dates of grant.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.  Had compensation expense for all stock option grants to employees and independent directors been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss – as reported	$(1,078,546)	$(929,766)	$(1,909,643)	$(1,206,416)
Stock-based employee compensation – as reported	3,297	3,297	6,594	6,594
Pro forma stock-based employee compensation	(146,493)	(103,500)	(265,662)	(198,000)
Net loss - pro forma	$(1,221,742)	$(1,029,969)	$(2,168,711)	$(1,397,822)

Net loss per share – as reported	$(.03)	$(.03)	$(0.05)	$(0.04)
Stock-based employee compensation – as reported	—	—	—	—
Pro forma stock-based employee compensation	—	—	(0.01)	(0.01)
Net loss per share - pro forma	$(.03)	$(.03)	$(0.06)	$(0.05)

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the first quarter of the fiscal year ending March 31, 2007, beginning April 1, 2006.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options.

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

3.                                      3BY Ltd.

In June 2003, the Company entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the “3BY Agreements”) with Three BY Ltd., an Israeli company (“3BY”).  The 3BY Agreements provided for, among other things, the manufacture of certain of the Company’s products by 3BY, and a loan of up to $267,500 by the Company to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY’s facility, to be used to manufacture certain of the Company’s products.  3BY completed the purchase and installation of the manufacturing equipment, and the Company began receiving commercial production from 3BY in the three months ending September 30, 2004.  On October 1, 2004, according to terms in the Loan Agreement, 3BY and the Company agreed that the Company would take title to the manufacturing equipment, in lieu of 3BY retaining title and paying back the advance.

In May 2005, the Company decided to bring the manufacturing of these products back to its Natick, MA plant, due to the inability to exert sufficient control over the manufacturing processes to have the confidence level necessary for its product quality.  In addition, the costs savings anticipated have not been attained.  On October 2, 2005, the Company and 3BY entered into a Termination and Settlement Agreement (the “Termination Agreement”) pursuant to which the Company and 3BY terminated the 3BY Agreements.  Included in the Termination Agreement is a provision for the Company to purchase from 3BY 180,000 units of the Company’s basic ENT Slide-On EndoSheath at a price that represents an increase of approximately $62,000 in total, compared to the price paid prior to termination.  The Company expects this purchase order will be completed over six to nine months.  In addition, the Company will pay 3BY $16,700 for costs related to equipment purchased by 3BY.  After completion of the purchase order, the equipment owned by the Company located at 3BY will be returned to the Company’s Natick, MA plant.  To date, the Company does not believe these assets are impaired based upon their intended use.  However, depending upon the demand for the Company’s products that utilize this equipment, and the Company’s ability to reconfigure the equipment to manufacture other products, the Company may incur a charge for impairment in the future related to this equipment which is valued at approximately $330,000 at September 30, 2005.

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

Three months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2005
Sales to external customers	$1,706,980	$594,572	$—	$–	$2,301,552
Intersegment sales	—	587,102	—	(587,102)	—
Operating income (loss)	(735,852)	(13,474)	(368,202)	—	(1,117,528)
Interest income (expense), net	—	—	40,242	—	40,242
Depreciation and amortization	92,960	8,862	—	—	101,822
Other significant non-cash items:
Stock-based compensation	46,575	62	3,047	—	49,684
Expenditures for fixed assets	80,789	8,044	—	—	88,833

2004
Sales to external customers	$1,130,315	$901,123	$—	$–	$2,031,438
Intersegment sales	—	330,253	—	(330,253)	—
Operating income (loss)	(615,701)	(51,737)	(268,419)	—	(935,857)
Interest income (expense), net	—	—	6,091	—	6,091
Depreciation and amortization	54,386	11,596	1,506	—	67,488
Other significant non-cash items:
Stock-based compensation	30,416	63	3,047	—	33,526
Expenditures for fixed assets	227,078	17,491	—	—	244,569

Six months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2005
Sales to external customers	$3,616,309	$1,218,201	$—	$–	$4,834,510
Intersegment sales	—	1,415,893	—	(1,415,893)	—
Operating income (loss)	(1,348,375)	(27,516)	(623,615)	—	(1,999,506)
Interest income (expense), net	—	—	85,063	—	85,063
Depreciation and amortization	182,403	23,670	—	—	206,073
Other significant non-cash items:
Stock-based compensation	93,150	125	6,094	—	99,369
Expenditures for fixed assets	183,015	15,870	—	—	198,885
Total assets	3,741,647	1,842,183	7,810,366	(437,601)	12,956,595

2004
Sales to external customers	$3,107,645	$1,700,574	$—	$–	$4,808,219
Intersegment sales	—	977,214	—	(977,214)	—
Operating income (loss)	(605,442)	(31,443)	(586,563)	—	(1,223,448)
Interest income (expense), net	—	—	13,373	—	13,373
Depreciation and amortization	98,769	22,568	3,012	—	124,349
Other significant non-cash items:
Stock-based compensation	60,832	126	6,094	—	67,052
Expenditures for fixed assets	376,811	22,150	—	—	398,961
Total assets	2,664,864	1,594,733	1,806,008	(280,818)	5,784,787

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

Sales Distribution

Since September 19, 2003, we have been distributing all of our products for the ENT market in the U.S.A. and Canada through Medtronic Xomed as part of the Medtronic Agreement. The initial term of the Medtronic Agreement is three years.  Thereafter, the Medtronic Agreement is automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice.  Under the Medtronic Agreement, we have granted Medtronic Xomed exclusive distribution rights in the U.S.A. and Canada to market and sell our ENT and TNE EndoSheaths and endoscopes to ENT practitioners.  Medtronic Xomed fulfilled certain minimum purchase requirements for the initial twelve-month period of the term.  The Medtronic Agreement resulted in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the quantities of endoscopes and EndoSheaths purchased by Medtronic Xomed in the initial twelve-month period.  In the second year (“Year 2”) of the Medtronic Agreement, Medtronic purchased fewer units of ENT endoscopes and ENT EndoSheaths than in the initial period, due to the build up of inventory that resulted from the purchases in the initial period.  During Year 2, we and Medtronic Xomed began a rebate program, whereby we agreed to pay Medtronic a cash rebate for ENT EndoSheaths they sold to new users who committed to a large annual purchase. As of September 30, 2005, we recorded a reserve of approximately $62,000 for the rebate program.  As of September 30, 2005, Medtronic Xomed had reduced their excess inventory, and had ordered ENT EndoSheaths at an annual rate of over 150,000 units.  We expect we will terminate the rebate program during the three months ending December 31, 2005.

In addition, in December 2004, we signed the MGU Agreement with MGU, the gastro-urology division of Medtronic, Inc., granting MGU exclusive rights to distribute our new cystoscope with Slide-On EndoSheath System to urologists in the U.S.A. and Canada.  The term of the MGU Agreement is through March 31, 2006, renewable for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the end of any term that it does not want to renew.  The total purchase commitment for cystoscopes and Slide-On EndoSheaths is $1,965,000, of which $353,500 was to be delivered in the fiscal year ended March 31, 2005 (“FY 05”), and the remainder in the fiscal year ending March 31, 2006 (“FY 06”).  There can be no assurance that MGU will purchase the total commitment by March 31, 2006.

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

Cost Reduction

During FY 06, we plan to implement reductions in the cost of materials and labor across our endoscope and EndoSheath product lines by examining and updating our material costs and labor processes.  In addition, we are working on a development project for a new low-cost EndoSheath that we expect will result in a new EndoSheath design and machinery that will automate many of the processes performed in the manufacture of EndoSheaths.  Our plan is to have this development project result in new machinery that we expect will be in place during the second half of the fiscal year ending March 31, 2007 (“FY 07”).

New Products

In May 2005, we received clearance from the FDA to market our new ENT-3000 portable endoscope with battery-powered LED light source.  During FY 06, our product development plans include a feasibility model of a new Trans-Esophageal Echo based cardioversion product to treat atrial fibrillation, and a thoracic surgery flexible endoscope with three-dimensional imaging.  We also are continuing our design efforts for a new low-cost EndoSheath concept, described in Cost Reduction above.  In addition, we are designing a new family of smaller sized “D-shaped” proprietary endoscopes for use with our EndoSheaths that incorporate channels, and a new family of videoscopes with a distal tip CCD based camera.  We also plan to investigate other potential products for the gastrointestinal and bariatric surgery markets.

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

We account for certain non-qualified options granted to employees and independent members of our Board of Directors to purchase our common stock in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  If the fair market value of the underlying stock at the date of grant is greater than the option price, we recognize compensation expense for the difference between the market price and the option price over the vesting period of the options.

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

Results of Operations

Net Sales

Q2 06 Compared to Q2 05

Net sales for the three months ended September 30, 2005 (“Q2 06”) were $2,301,552, an increase of $270,114, or 13%, compared to the three-month period ended September 30, 2004 (“Q2 05”).  During Q2 06, net sales of the medical segment increased by $576,665, or 51%, to $1,706,980, and net sales of the industrial segment decreased by $306,551, or 34%, to $594,572, compared to Q2 05.  In the medical segment, the net sales and changes in net sales by market were as follows ($000’s):

Market	Q2 06	Q2 05	Increase (Decrease)	Percent
ENT	$1,253	$906	$347	38%
Urology	155	72	83	115%
Other	299	152	147	97%
Total	$1,707	$1,130	$577	51%

Medical Sales – ENT Market

Net sales to the ENT market include products for domestic and international customers as follows:

ENT Market	Q2 06	Q2 05	Increase (Decrease)	Percent
Domestic	$638	$557	$81	15%
International	615	349	266	76%
Total ENT	$1,253	$906	$347	38%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	Q2 06	Q2 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$258	$266	$(8)	(3)%
Endoscopes	380	291	89	31%
Total Domestic ENT	$638	$557	$81	15%

The primary reason for the increase in sales of products to the domestic ENT market was the initial shipment of our new ENT-3000 endoscope with the re-chargeable battery-powered LED light source to Medtronic Xomed, our exclusive distributor of ENT products in the U.S. and Canada.  Total sales to Medtronic Xomed in Q2 06 were $0.765 million, an increase of approximately $0.139 million, or 22%, compared to $0.626 million in Q2 05, due primarily to the sales of ENT-3000 referred to above.  Also during Q2 06, Medtronic Xomed purchased 34,830 ENT Slide-On EndoSheaths (“ENT SOS”).  During Q2 06, Medtronic Xomed began re-ordering ENT SOS at an annual rate of approximately 180,000 units.  From this activity and discussions with Medtronic Xomed, we believe their excess inventory of ENT SOS has been sold, and we expect to do a final accounting for any rebate owed Medtronic Xomed in our fiscal quarter ending December 31, 2005 (“Q3 06”).  In Q2 06, we recorded sales discounts of approximately $11,000 as part of the rebate program, resulting in cumulative reserves of approximately $62,000.

Although Medtronic Xomed has not purchase the required number of ENT EndoSheaths to maintain their exclusivity under the Medtronic Agreement, we have not exercised our right to terminate their exclusivity, as we believe their sales of our products will continue to improve, and we currently believe they represent the best alternative for us to distribute our current line of ENT products and drive product acceptance of new ENT products in the domestic market.

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

Unit sales of ENT EndoSheaths in Q2 06 to the domestic market were 34,830, an increase of 1,350, or 4% compared to the 33,480 units sold in Q2 05.  The increase in unit sales was directly related to the reduction of inventory that had built-up at Medtronic Xomed during the first year of the Medtronic Agreement.  Unit sales of ENT endoscopes, which include our ENT-2000, ENT-1000 and ENT-3000 models, in Q2 06 were 108, an increase of 69, or 177%, compared to the unit sales of 39 in Q2 05.  The increase was due primarily to initial shipments of 40 units of the ENT-3000, and higher demand for the ENT-2000.

We further delineate products sold to the international ENT market as follows:

ENT Products	Q2 06	Q2 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$509	$237	$272	115%
Endoscopes	106	112	(6)	(5)%
Total International	$615	$349	$266	76%

The increase in net sales to international distributors is primarily due to higher unit volume of ENT SOS.  Unit sales of ENT SOS to the international distributors were 79,460 in Q2 06, an increase of 43,246 units, compared to sales in Q2 05.  The increase in sales was due to higher demand, especially in Europe, and to sales of ENT SOS to new distributors in the Middle East.  We expect unit demand from international distributors to continue at this rate for the remainder of FY 06.

Unit sales of ENT endoscopes in Q2 06 to international distributors were 25, compared to 27 in Q2 05.  In addition, we sold 2 TNE Therapeutic (“TNE Bx”) endoscopes to our international distributors in Europe.  We are in the early stages of selling TNE endoscopes to our distributors, and we plan to increase our sales of this product by increasing the number of distributors in countries where we do not have representation.  However, there can be no assurance we will be able to consummate these agreements on terms that are beneficial to us. Also, we expect sales of the TNE endoscopes will improve after we release the new smaller D-shaped fiberscope and new videoscope in FY 07.

Sales of endoscopes are dependent upon a variety of factors, including the timing requirements of end users, foreign exchange rates, sales promotions of international competitors and other factors.

Medical Sales – Urology

The increase in sales of urology products reflects primarily increased shipments of our new Flexible Cystoscope (“CST-2000”) with Slide-On EndoSheath System to MGU, offset partially by lower shipments to international distributors.  We sold approximately $140,000 of CST-2000 and Slide-On EndoSheaths to MGU in Q2 06, and approximately $15,000 to international distributors.  We expect sales of the CST-2000 to MGU will be approximately the same in the fiscal quarter ending December 31, 2005 compared to sales in Q2 06, but to increase in the fiscal quarter ending March 31, 2006.  This is due to the time required to train MGU sales personnel and to the time needed by the MGU sales representatives to penetrate the urology market.  However, there can be no assurance that these sales goals will be met.

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

6 Months 06 Compared to 6 Months 05

Net sales for the six months ended September 30, 2005 (“6M 06”) were $4,834,510, an increase of $26,291, or 0.5%, compared to net sales of $4,808,219 for the 6 months ended September 30, 2004 (“6M 05”).  In 6M 06, sales of the medical segment were $3,616,309, an increase of $508,664, or 16%, compared to net sales of $3,107,645 in 6M 05.  Also in 6 M 06, sales of the industrial segment were $1,218,201, a decrease of $482,373, or 28%, compared to net sales of $1,700,574 in 6M 05.  In the medical segment, net sales and changes in net sales by market were as follows ($000’s):

Market	6M 06	6M 05	Increase (Decrease)	Percent
ENT	$2,443	$2,544	$(101)	(4)%
Urology	503	95	408	429%
Other	670	469	201	43%
Total	$3,616	$3,108	$508	16%

Medical Sales – ENT Market

Sales to the ENT market include products for the domestic and international customers as follows:

ENT Market	6M 06	6M 05	Increase (Decrease)	Percent
Domestic	$1,194	$1,577	$(383)	(24)%
International	1,249	967	282	29%
Total ENT	$2,443	$2,544	$(101)	(4)%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	6M 06	6M 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$429	$950	$(521)	(55)%
Endoscopes	765	627	138	22%
Total Domestic ENT	$1,194	$1,577	$(383)	(24)%

The primary reason for the lower sales of ENT EndoSheaths to the domestic market in 6M 06 compared to 6M 05 was the build-up of inventory at Medtronic Xomed during FY 05.  As discussed above, we believe this build-up has been sold through to end users, and that comparisons of sales of ENT EndoSheaths to Medtronic Xomed will be positive going forward.  The primary reason for the increase in sales of ENT endoscopes was the sales to Medtronic Xomed of our new ENT-3000 in Q2 06.

We further delineate products sold to the international ENT market as follows:

ENT Products	6M 06	6M 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$942	$758	$184	24%
Endoscopes	307	209	98	47%
Total International	$1,249	$967	$282	29%

The primary reason for the increase in sales of ENT SOS to international distributors was higher demand, especially in Europe.  In addition, we established new distributors in the Middle East for our ENT SOS.  The increase in sales of endoscopes was caused primarily by higher sales in the three months ended June 30, 2005 (“Q1 06”) of our ENT-1000, the small diameter ENT endoscope.

Medical Sales –Urology Market

The increase in sales of products to the urology market was primarily due to shipments of our new CST-2000 with Slide-On EndoSheath System to MGU, and secondarily to international distributors.  We sold approximately $460,000 of CST-2000 and Slide-On EndoSheaths to MGU and $43,000 to international distributors.

Industrial Segment

The decrease in sales of the industrial segment was due primarily to higher demand in the market for video borescopes, compared to our line of fiber borescopes.

Gross Profit

Q2 06 Compared to Q2 05

Gross profit was $494,348 in Q2 06, an increase of $243,509, compared to gross profit in Q2 05.  Gross profit increased by approximately $127,000 in the medical segment, and by approximately $117,000 in the industrial segment.  Gross profit in the medical segment increased due to higher volume of sales of ENT SOS sold to international distributors.  This increase was partially offset by a write down of approximately $138,000 of inventory, primarily to reflect the excess of the cost over the market value of our Slide-On cystoscope EndoSheath.  We are working to redesign this EndoSheath to result in lower manufacturing costs.  Based upon current estimates, we believe there is sufficient inventory of the current EndoSheath at MGU and our Natick facility to last for approximately one year.

We are in the process of developing a new EndoSheath concept and automated equipment to manufacture our EndoSheaths at significantly lower manufacturing costs than our current costs.  We now expect this automation equipment to be in place at the last half of FY 07.

In the industrial segment, the increase in gross profit was due primarily to lower fixed costs for personnel.

6M 06 Compared to 6M 05

Gross profit was $1,104,488 in 6M 06, a decrease of $228,916, compared to gross profit in 6M 05. Gross profit decreased by approximately $304,000 in the medical segment and increased by approximately $75,000 in the industrial segment. The decrease in the medical segment was due primarily to the lower unit volume of ENT EndoSheaths sold to the domestic market in Q1 06. As stated above, we expect sales of ENT EndoSheaths to the domestic market to increase in the subsequent fiscal quarters of FY 06.

The increase in gross profit in the industrial segment was primarily due to the lower fixed costs for personnel in Q2 06.

Operating Expenses

Selling, General and Administrative Expenses

Q2 06 Compared to Q2 05

The increase in selling, general and administrative (“SG&A”) expenses was due primarily to an increase in the charges by our outside public accounting firm of $50,000, higher costs related to severance of approximately $61,000 and higher spending for recruiting fees for new personnel of $30,000.  In addition, we incurred a higher charge for the provision for doubtful accounts in the industrial segment of approximately $72,000.

6M 06 Compared to 6M 05

The increase in SG&A expenses was due primarily to the items listed above, offset partially by lower spending for product promotion in Q1 06.  Expenses for the promotion of our ENT and urology products are incurred primarily by our exclusive distributors, Medtronic Xomed and MGU.

Research and Development Expenses

Q2 06 Compared to Q2 05

The increase in research and development (“R&D”) expenses was due primarily to additional spending for materials and personnel hired to work on developing new products and manufacturing methods for the medical segment.  We expect R&D expenses will continue to be higher in FY 06, compared to FY 05, as we increase our efforts to develop new products for medical markets, both those that will utilize the technology inherent in our EndoSheaths, and other products for the medical market.

6M 06 Compared to 6M 05

The increase in R&D expenditures was due to the same reasons as noted above.

Stock-based Compensation Expenses

We incurred stock-based compensation costs during FY 06 and FY 05, due primarily to grants in April 2004 and July 2004 of non-qualified options to purchase 100,000 shares and 50,000 shares, respectively, of our Common Stock to an outside consultant.  These grants were in accordance with an agreement entered into with that consultant in January 2003.  The value of the non-qualified options were determined to be approximately $371,000, using the Black-Scholes option-pricing model, and are being recorded in our statements of operations over the vesting period of the options.  We recorded $46,387 and $92,775 of expense in Q2 06 and 6M 06, respectively, related to these non-qualified options.  In addition, during the three months ended June 30, 2003, the compensation committee of our board of directors authorized the issuance of non-qualified options to purchase 1,295,000 shares of common stock to certain of our employees.  These options were priced below the fair market price of our common stock on the date of grant.  Accordingly, we are recognizing compensation expense totaling approximately $65,000 from June 2003 through December 2007, the vesting period of these options.  In Q2 06 and 6M 06, we incurred $3,297 and $6,594, respectively, of expense related to these options in our statements of operations.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q2 06	Q2 05	Change	6M 06	6M 05	Change
Medical	$(736)	$(616)	$(120)	$(1,348)	$(605)	$(743)
Industrial	(14)	(52)	38	(27)	(31)	4
Corporate	(368)	(268)	(100)	(624)	(587)	(37)
Total	$(1,118)	$(936)	$(182)	$(1,999)	$(1,223)	$(776)

In the medical segment, the higher gross profit was more than offset by higher spending for SG&A and R&D, resulting in a higher loss in Q2 06, compared to Q2 05.  For 6M 06, compared to 6M 05, the lower gross profit in Q1 06 combined with higher spending for R&D resulted in a higher loss.

In the industrial segment, the higher gross profit was partially offset by the increased provision for bad debts, resulting in a lower loss in Q2 06, compared to Q2 05.  For 6M 06, compared to 6M 05, the higher gross profit was approximately equal to the higher charge for bad debts, resulting in a lower loss.

In the corporate segment, the higher spending for professional fees and severance costs resulted in higher losses in Q2 06, compared to Q2 05, and in the 6M 06, compared to 6M 05.

Liquidity and Capital Resources

At September 30, 2005, our principal source of liquidity was working capital of approximately $10 million, including $7.7 million in cash and cash equivalents.   We have pledged $125,000 to support acceptances payable to banks, as we incur them when we purchase inventory using letters of credit.

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

Our cash and cash equivalents decreased by approximately $2,144,000 in the six months ended September 30, 2005, due primarily to cash used for operations of approximately $2,109,000 and cash used for investing activities of approximately $199,000.  These uses were offset by the exercise of stock options by employees and non-employees totaling approximately $120,000, and the receipt of a subscription receivable from one of the investors in our sale of common shares in February 2005 of approximately $56,000, net.  We expect that our current balance of cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

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

We expect total spending for property and equipment to be approximately $850,000 for FY 06.  This amount could be higher depending upon the terms we negotiate for the purchase of the equipment we are designing to manufacture our new low-cost EndoSheath.  We expect to obtain long-term financing for this purchase, but there can be no assurance such financing will be available to us, or available on terms acceptable to us.

We conduct our operations in certain leased facilities.  These leases expire on various dates through August 31, 2010.  In addition, we have operating leases for certain office equipment.  These leases expire on various dates through June 2007.  The following chart summarizes our contractual obligations as of September 30, 2005.

Contractual Obligation	Total	Due within 1 year	Due in 1-3 years
Operating leases	$1,240,390	$375,726	$864,664
Capital lease	43,309	25,406	17,903

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our Japanese Yen liabilities are settled within 90 days of receipt of materials.  At September 30, 2005, our liabilities relating to Japanese Yen were approximately $9,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended September 30, 2005, are effective.

b)            Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders

We held the 2005 Annual General Meeting of Shareholders (the “Annual Meeting”) on July 25, 2005.  At the Annual Meeting, the following actions were taken:

1.               The stockholders elected Katsumi Oneda and Ron Hadani as Class II directors to serve for a three-year term.  Holders of 22,127,476 shares of Common Stock voted for and holders of 125,473 shares of Common Stock withheld votes for Mr. Oneda.  Holders of 22,118,111 shares of Common Stock voted for and holders of 134,838 shares of Common Stock withheld votes for Mr. Hadani.  In addition to Messrs. Oneda and Hadani, Messers Lewis C. Pell, Kenneth W. Anstey and John J. Wallace continue to serve on the Board of Directors.  On August 12, 2005 Mr. William F. Doyle resigned as a member of the Board of Directors of the Company.

2.               The stockholders ratified an amendment to the Company’s 2000 Stock Incentive Plan (the “Plan”) to increase the number of share of Common Stock that may be issued pursuant to awards granted under the Plan from 4,000,000 to 4,500,000.  Holders of 22,044,635 shares of Common Stock voted for, holders of 206,254 shares of Common Stock voted against and holders of 2,060 shares of Common Stock abstained from voting to increase the number of shares that may be issued pursuant to awards granted under the Plan.

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

VISION-SCIENCES, INC.

Date: November 14, 2005	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: November 14, 2005	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)