Form 10-Q
period 2005-12-31
VISION SCIENCES INC /DE/
filed 2006-02-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED December 31, 2005

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer'' in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2006.

Common Stock, par value of $ .01	35,139,877
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

Part I.	Financial Information

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

Item 5. Other Information

Item 6. List of Exhibits

Signatures

Exhibits

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,933,158	$9,868,586
Accounts receivable, net of allowance for doubtful accounts of $139,209 and $70,097, respectively	1,963,245	1,662,486
Inventories	2,269,169	1,876,824
Prepaid expenses and deposits	73,447	61,964
Total current assets	11,239,019	13,469,860

Property and Equipment, at cost:
Machinery and equipment	4,732,661	4,427,047
Furniture and fixtures	249,652	242,406
Leasehold improvements	579,032	573,780
	5,561,345	5,243,233
Less-Accumulated depreciation and amortization	4,363,833	4,040,060
	1,197,512	1,203,173

Other assets, net of accumulated amortization of $58,541 and $53,815, respectively	70,091	74,816
Total assets	$12,506,622	$14,747,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$24,266	$—
Current portion of note payable	25,912	24,431
Accounts payable	849,530	637,408
Accrued expenses	1,076,718	1,213,577
Total current liabilities	1,976,426	1,875,416

Long-term portion of note payable	11,115	31,089

Stockholders’ Equity:
Common stock, $.01 par value—Authorized—50,000,000 shares Issued and outstanding—35,133,597 shares at December 31, 2005 and 34,998,877 shares at March 31, 2005	351,335	349,988
Additional paid-in capital	75,575,951	74,987,548
Accumulated deficit	(65,408,205)	(62,496,192)
Total stockholders’ equity	10,519,081	12,841,344
Total liabilities and stockholders’ equity	$12,506,622	$14,747,849

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net sales	$3,330,041	$2,826,949	$8,164,551	$7,635,167
Cost of sales	2,445,318	2,040,079	6,175,340	5,514,894

Gross profit	884,723	786,870	1,989,211	2,120,273

Selling, general and administrative expenses (1)	1,059,153	1,103,583	3,124,338	2,944,640
Research and development expenses (1)	593,308	412,111	1,532,748	1,060,854
Stock-based compensation	288,947	65,843	388,316	132,895
Loss from operations	(1,056,685)	(794,667)	(3,056,191)	(2,018,116)

Interest income	56,237	3,862	143,117	19,936
Interest expense	(731)	(1,190)	(2,549)	(3,891)
Other income, net	(1,190)	5,773	3,610	9,432

Net loss	$(1,002,369)	$(786,222)	$(2,912,013)	$(1,992,639)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.08)	$(0.06)

Shares used in computing basic and diluted net loss per common share	35,128,478	30,976,505	35,089,761	30,912,528

(1)          Excludes non-cash stock-based compensation, as follows:

Research and development expenses	$4,622	$109	$4,841	$328
Selling, general and administrative expenses	284,325	65,734	383,475	132,567
Total	$288,947	$65,843	$388,316	$132,895

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
and COMPREHENSIVE LOSS
(Unaudited)

	Common Stock				Total	Total
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss

Balance, March 31, 2005	34,998,877	$349,988	$74,987,548	$(62,496,192)	$12,841,344
Exercise of stock options, net	134,720	1,347	144,218	—	145,565
Receipt of subscription receivable for shares sold February 2005, net			55,869		55,869
Compensation expense related to non-employee non-qualified stock options			139,163	—	139,163
Compensation expense related to employee non-qualified stock options			249,153		249,153
Net loss	—	—	—	(2,912,013)	(2,912,013)	$(2,912,013)

Total comprehensive loss						$(2,912,013)

Balance December 31, 2005	35,133,597	$351,335	$75,575,951	$(65,408,205)	$10,519,081

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
Cash flows from operating activities:
Net loss	$(2,912,013)	$(1,992,639)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	328,498	216,899
Stock compensation for non-qualified options	388,316	132,895
Changes in assets and liabilities:
Accounts receivable	(300,759)	62,199
Inventories	(392,345)	(398,580)
Prepaid expenses and deposits	(11,483)	20,231
Accounts payable	212,122	(61,518)
Accrued expenses	(136,859)	174,793

Net cash used for operating activities	(2,824,523)	(1,845,720)

Cash flows used for investing activities
Purchase of property and equipment, net	(318,112)	(530,655)
Increase in other assets	—	(14,452)

Net cash used for investing activities	(318,112)	(545,107)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(18,493)	(12,959)
Proceeds from acceptances payable to a bank	24,266	8,118
Proceeds from the sale of common stock, net	55,869	—
Exercise of stock options, net	145,565	370,521
Net cash provided by financing activities	207,207	365,680

Net decrease in cash and cash equivalents	(2,935,428)	(2,025,147)
Cash and cash equivalents, beginning of period	9,868,586	2,714,941
Cash and cash equivalents, end of period	$6,933,158	$689,794

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,549	$3,891

Supplemental Disclosure of Non-cash Items from Financing Activities:

Fair market value of non-qualified options granted in the period	$1,124,124	$371,101

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

c.                                       Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31, 2005	March 31, 2005
		(audited)

Raw materials	$1,519,279	$1,166,946
Work-in-process	186,391	253,449
Finished goods	563,499	456,429
	$2,269,169	$1,876,824

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

f.                                         Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  To date the Company has not entered into any multiple element arrangements.  The Company recognizes revenue when title passes to the customer, generally upon shipment of products F.O.B. shipping point.  Since September 2003, the Company’s medical segment has distributed all of its products for the Ear-Nose-Throat (“ENT”) market in the U.S.A. and Canada through an agreement (the “Medtronic Agreement”) with Medtronic ENT, Inc. (formerly known as “Medtronic Xomed”) (“MENT”).  The initial term of the Medtronic Agreement was three years, renewable thereafter annually, unless terminated by either party.

During the fiscal year ended March 31, 2005 (“FY 05”), the Company and MENT modified the Medtronic Agreement to provide for a rebate to MENT for sales of ENT EndoSheaths to new customers who commit to large purchases.  The rebate program was designed to run for one year to September 30, 2005.  The Company accounted for this modification under Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  As of December 31, 2005, the Company and MENT terminated the rebate program.  As part of the termination, the Company recognized revenue of approximately $60,000 that had been deferred under the rebate program in prior fiscal quarters.

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

i                                             Accounting for Options Issued to Non-employees:  During FY 05, the Company granted options to purchase 150,000 shares of the Company’s Common Stock to non-employees.  The fair value of these options measured at the option grant dates was approximately $371,000, determined using the Black-Scholes option-pricing model, and is being recorded as an expense over the vesting period.  The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

Risk-free interest rate	.93% - 1.36%

Expected dividend yield	—

Expected lives	5 years

Expected volatility	79% - 83%

Weighted average value grants per share	$3.81

During the three months ended December 31, 2005 and 2004, the Company recognized $46,387 and $62,546, respectively, of expense related to such options.  During the nine months ended December 31, 2005 and 2004, the Company recognized $139,163 and $123,004, respectively, of expense related to such options.

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

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to its employees at an exercise price of $1.04 per share.  The fair market value of the common stock on the date of grant was $1.09 per share.  As a result, the Company has recognized compensation expense for the difference between the fair market value and the option price over the life of the options.  In the three and nine months ended December 30, 2004, the Company recognized $3,297 and $9,891, respectively, of expense related to these options as stock-based compensation in the consolidated statements of operations.

In September 2005, the U.S. Treasury Department and Internal Revenue Service issued proposed regulations under Section 409A of the Internal Revenue Code (“Section 409A”), which was enacted as part of the American Jobs Creation Act of 2004.  The proposed regulations covering Section 409A provide that stock options that vest after December 31, 2004 may be subject to Section 409A as “deferred compensation” if the exercise price is below the fair market value of the underlying stock on the date of grant.  Unless discounted stock options are amended, the stock options will not be compliant with Section 409A and will likely result in income recognition prior to exercise (i.e., at the time of vesting), an additional 20% income tax and potential interest charges.

In order to comply with section 409A, the Company and the subject employees agreed to amend the original option by issuing two amended options.  One option is for the shares that had vested as of December 31, 2004.  This option has no change to the option price, and did not have any accounting effect.  This option amended the number of shares to be equal to the number that had vested as of December 31, 2004.

The second option is for shares that vest after December 31, 2004, and have a new option price equal $1.09 per share, the fair market value of the underlying common stock on June 3, 2003, the original date of the option, bringing them into compliance with Section 409A.  According to EITF 00-23, this option has an accounting effect, due to the change in the measurement date.  The fair market value of the common stock on December 30, 2005, the date of grant, was $2.08 per share.

The Company will account for this change according to APB 25 by recognizing compensation expense equal to the difference between the fair market value per share and the option price in the three months ended December 31, 2005 and in the three months ending March 31, 2006.  In the three months ended December 31, 2005, the Company recognized $252,450 of stock-based compensation expense, the total amount of the compensation for calendar 2005. In the three months ending March 31, 2006, the Company will recognize $63,113 of stock-based compensation expense related to these options. Subsequent to March 31, 2006, the Company will recognize stock-based compensation for the unvested options under FAS 123R.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss – as reported	$(1,002,369)	$(786,222)	$(2,912,013)	$(1,992,639)
Stock-based employee compensation – as reported reported	242,559	3,297	249,153	9,891
Pro forma stock-based employee compensation	(494,452)	(103,900)	(760,114)	(301,900)
Net loss – pro forma	$(1,254,262)	$(886,825)	$(3,422,974)	$(2,284,648)

Net loss per share – as reported	$(.03)	$(.03)	$(0.08)	$(0.06)
Stock-based employee compensation – as reported	—	—	—	—
Pro forma stock-based employee compensation	(.01)	—	(0.02)	(.01)
Net loss per share – pro forma	$(.04)	$(.03)	$(0.10)	$(0.07)

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

In May 2005, the Company decided to bring the manufacturing of these products back to its Natick, MA plant, due to the inability to exert sufficient control over the manufacturing processes to have the confidence level necessary for its product quality.  In addition, the costs savings that the Company anticipated have not been attained.  On October 2, 2005, the Company and 3BY entered into a Termination and Settlement Agreement (the “Termination Agreement”) pursuant to which the Company and 3BY terminated the 3BY Agreements.  Included in the Termination Agreement is a provision for the Company to purchase from 3BY 180,000 units of the Company’s basic ENT Slide-On EndoSheath at a price that represents an increase of approximately $62,000 in total, compared to the price paid prior to termination.  The Company expects that this purchase order will be completed over the next six to nine months.  In addition, the Company will pay 3BY $16,700 for costs related to equipment purchased by 3BY.  After completion of the purchase order, the equipment owned by the Company located at 3BY’s facilities will be returned to the Company’s Natick, MA plant.  To date, the Company does not believe these assets are impaired based upon their intended use.

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

Three months ended December 31,	Medical	Industrial	Corporate	Adjustments	Total
2005
Sales to external customers	$2,530,973	$799,068	$—	$—	$3,330,041
Intersegment sales	—	830,701	—	(830,701)	—
Operating income (loss)	(580,723)	21,270	(497,232)	—	(1,056,685)
Interest income (expense), net	—	—	55,506	—	55,506
Depreciation and amortization	118,143	4,283	—	—	122,426
Other significant non-cash items:
Stock-based compensation	60,488	—	228,459	—	288,947
Expenditures for fixed assets	108,856	10,371	—	—	119,227

2004
Sales to external customers	$2,158,084	$668,865	$—	$—	$2,826,949
Intersegment sales	—	838,159	—	(838,159)	—
Operating income (loss)	(338,623)	(26,896)	(429,148)	—	(794,667)
Interest income (expense), net	—	—	2,672	—	2,672
Depreciation and amortization	76,379	14,664	1,506	—	92,549
Other significant non-cash items:
Stock-based compensation	62,734	62	3,047	—	65,843
Conversion of advance to fixed asset	267,500	—	—	—	267,500
Expenditures for fixed assets	131,694	—	—	—	131,694

Nine months ended December 31,	Medical	Industrial	Corporate	Adjustments	Total
2005
Sales to external customers	$6,147,281	$2,017,270	$—	$—	$8,164,551
Intersegment sales	—	2,246,594	—	(2,246,594)	—
Operating income (loss)	(1,929,099)	(6,246)	(1,120,846)	—	(3,056,191)
Interest income (expense), net	—	—	140,568	—	140,568
Depreciation and amortization	300,545	27,953	—	—	328,498
Other significant non-cash items:
Stock-based compensation	153,762	—	234,554	—	388,316
Expenditures for fixed assets	291,871	26,241	—	—	318,112
Total assets	3,831,816	2,057,996	7,019,113	(402,303)	12,506,622

2004
Sales to external customers	$5,265,728	$2,369,439	$—	$—	$7,635,167
Intersegment sales	—	1,815,373	—	(1,815,373)	—
Operating income (loss)	(1,008,495)	(58,463)	(951,158)	—	(2,018,116)
Interest income (expense), net	—	—	16,045	—	16,045
Depreciation and amortization	175,148	37,233	4,518	—	216,899
Other significant non-cash items:
Stock-based compensation	123,567	187	9,141	—	132,895
Conversion of advance to fixed asset	267,500	—	—	—	267,500
Expenditures for fixed assets	508,505	22,150	—	—	530,655
Total assets	3,394,262	1,456,707	777,249	(280,433)	5,347,785

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, the continuation of our contracts with MENT and MGU, general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission.  We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

We develop, manufacture and sell endoscope products for the medical device and industrial device markets.  We operate in three reporting segments, medical, industrial and corporate.

Medical Segment

The medical segment supplies flexible endoscopes and disposable Slide-On™ EndoSheath® Systems (“EndoSheaths”) to the ENT, urology, gastrointestinal (“GI”) and pulmonary markets.  Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, Trans-Nasal Esophagoscopes (“TNE”), cystoscopes, sigmoidoscopes and bronchoscopes.  We have designed the EndoSheaths to allow the health-care providers to process patients economically by permitting the providers to minimize reprocessing the endoscopes between procedures.  In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

Our strategy in the medical segment is comprised of three components: a) improve sales distribution, b) lower manufacturing costs and c) increase the number of new product offerings.

Sales Distribution

Since September 19, 2003, we have been distributing all of our products for the ENT market in the U.S.A. and Canada through MENT as part of the Medtronic Agreement. The initial term of the Medtronic Agreement is three years.  Thereafter, the Medtronic Agreement is automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice.  Under the Medtronic Agreement, we have granted MENT exclusive distribution rights in the U.S.A. and Canada to market and sell our ENT and TNE EndoSheaths and endoscopes to ENT practitioners.  MENT fulfilled certain minimum purchase requirements for the initial twelve-month period of the term.  The Medtronic Agreement resulted in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the quantities of endoscopes and EndoSheaths purchased by Medtronic Xomed in the initial twelve-month period.  In the second year (“Year 2”) of the Medtronic Agreement, MENT purchased fewer units of ENT endoscopes and ENT EndoSheaths than in the initial period, due to the build up of inventory that resulted from the purchases in the initial period.  During Year 2, we and MENT began a rebate program, whereby we agreed to pay MENT a cash rebate for ENT EndoSheaths they sold to new users who committed to a large annual purchase. As of September 30, 2005, we recorded a reserve of approximately $62,000 for the rebate program.  As of September 30, 2005, MENT had depleted their excess inventory, and had ordered ENT EndoSheaths at an annual rate of over 150,000 units.  We terminated the rebate program during the three months ending December 31, 2005.  As part of that termination, we recognized approximately $60,000 of revenue that we had reserved for in prior fiscal quarters.

In addition, in December 2004, we signed the MGU Agreement with MGU, the gastro-urology division of Medtronic, Inc., granting MGU exclusive rights to distribute our new cystoscope with Slide-On EndoSheath System to urologists in the U.S.A. and Canada.  The term of the MGU Agreement is through March 31, 2006, renewable for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the end of any term that it does not want to renew.  The total purchase commitment for cystoscopes and Slide-On EndoSheaths is $1,965,000, of which $353,500 was to be delivered in the fiscal year ended March 31, 2005 (“FY 05”), and the remainder in the fiscal year ending March 31, 2006 (“FY 06”).  We expect MGU will purchase approximately $1,057,000 of urology products in FY 06, less than their purchase commitment.  Penetrating the urology market has proven more difficult than either party had expected, due primarily to the time required to train physicians, recruit and train a sales force and price considerations.  We expect to continue to partner with MGU to the end of FY 06.  At that time we will assess whether we will continue to partner with MGU, or look for another distribution channel.

We believe the marketing and sales capabilities of MENT has facilitated and will continue to facilitate the introduction of new products to the ENT markets by allowing quicker market acceptance of these products than if we marketed them ourselves.  To date, we believe the marketing and sales abilities of MGU have facilitated a limited introduction of our products to the urology market.  At the end of FY 06 we and MGU will assess the market situation to determine if the outlook for the future is sufficiently encouraging for both parties to continue the relationship.  As a result of these agreements, the success of our ENT and urology product lines is substantially dependent upon the success of the marketing and sales activities of MENT and MGU, over which we have limited control.  We have retained our domestic network of independent sales representatives for the GI and pulmonary product lines.  Also, we have retained our own international network of distributors for all our medical product lines.

Cost Reduction

During FY 06, we have started the implementation of reductions in the cost of materials and labor across our endoscope and EndoSheath product lines by examining, modifying and updating our material costs and labor processes.  In addition, we are working on a development project for a new low-cost

EndoSheath that we expect will result in a new EndoSheath design and machinery that will lead to automating processes in the manufacturing of EndoSheaths.  We continue to work on this development project, and expect if we purchase the automated machinery, we will have it in place approximately six to nine months after order placement.

New Products

In May 2005, we received clearance from the FDA to market our new ENT-3000 portable endoscope with rechargeable battery-powered LED light source.  During FY 06, our product development plans have included our design efforts for a new low-cost EndoSheath concept, described in Cost Reduction above.  In addition, we are designing a new family of smaller sized “D-shaped” proprietary endoscopes for use with our EndoSheaths that incorporate channels, and a new family of videoscopes with a distal tip CCD-based camera.  We also plan to investigate other potential products for the cardiac, gastrointestinal and orthopedic surgery markets.

Industrial Segment

The industrial segment designs, manufactures and sells flexible endoscopes, termed borescopes, for industrial users, and manufactures and repairs flexible endoscopes for the medical segment.  The industrial segment users consist primarily of companies in the aircraft engine manufacturing and maintenance markets, and the defense market.

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

We account for the rebate we granted to MENT in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  This pronouncement requires that a vendor recognize rebates as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.  Accordingly, as of September 30, 2004, we recognized an allowance of $39,000 for the estimated rebate that would accrue to MENT for sales of ENT EndoSheaths that were in MENT’s inventory at that date that would be sold to new customers under the rebate program.  Subsequent to September 30, 2004, we recognize revenue on sales of ENT EndoSheaths to MENT, net of an estimated sales allowance related to that rebate program.  Measurement of the total rebate is based on the estimated number of customers that will ultimately earn rebates under the offer.  Determination of the number of customers that will earn rebates and the amount of those rebates is based on management’s judgment.  We reviewed our estimates of the number of customers that will earn benefits under the rebate program each fiscal quarter.  In the fiscal quarter ended December 31, 2005 we terminated the rebate program, and recognized approximately $60,000 of revenue deferred in prior quarters.

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

Results of Operations

Net Sales

Q3 06 Compared to Q3 05

Net sales for the three months ended December 31, 2005 (“Q3 06”) were $3,330,041, an increase of $503,092, or 18%, compared to the three-month period ended December 31, 2004 (“Q3 05”).  During Q3 06, net sales of the medical segment increased by $372,889, or 17%, to $2,530,973, and net sales of the industrial segment increased by $130,203, or 19%, to $799,068, compared to Q3 05.  In the medical segment, the net sales and changes in net sales by market were as follows ($000’s):

Market	Q3 06	Q3 05	Increase (Decrease)	Percent
ENT	$1,650	$1,628	$22	1%
Urology	457	263	194	74%
Other	424	267	157	59%
Total	$2,531	$2,158	$373	17%

Medical Sales – ENT Market

Net sales to the ENT market include products for domestic and international customers as follows:

ENT Market	Q3 06	Q3 05	Increase (Decrease)	Percent
Domestic	$790	$1,062	$(272)	(26)%
International	860	566	294	52%
Total ENT	$1,650	$1,628	$22	1%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	Q3 06	Q3 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$384	$151	$233	154%
Endoscopes	406	911	(505)	(55)%
Total Domestic ENT	$790	$1,062	$(272)	(26)%

The primary reason for the decrease in sales of products to the domestic ENT market was lower sales of TNE D endoscopes to MENT and the non-recurring sale to MENT in Q3 05 of TNE therapeutic (“TNE Bx”) endoscopes of $461,000.  Our TNE D endoscopes and companion TNE EndoSheath are utilized by ENT physicians to observe and diagnose ailments in the esophagus.  TNE is a relatively new procedure for ENT physicians.  Normally, a patient experiencing Gastro Esophageal Reflux Disease, (“GERD”) would be referred to a GI physician who may perform a gastroscopy exam.  This procedure involves the insertion of a gastroscope orally into the esophagus, thus requiring conscious sedation, typically in a hospital.  Using a TNE D endoscope allows insertion to be done nasally, with local anesthesia, thus avoiding a trip to the hospital and the complications of conscious sedation.  However, the education and training of ENT physicians to the benefits of TNE takes time.  We expect sales of our TNE D endoscope and EndoSheath will grow over time, especially with the incidence of GERD in an aging population.

Our TNE Bx endoscopes and companion EndoSheath are designed to be used by ENT physicians to take biopsies of tissue observed during an endoscopy.  The education and training of ENT physicians for this procedure will take longer than for the diagnostic procedure, and we do not expect sales of our TNE Bx endoscope and companion EndoSheath to grow as fast in the near future as sales of the TNE D products.  Over time we expect ENT physicians will utilize both procedures, allowing us to combine the two products into one that can perform both procedures economically.

Total sales to MENT in Q3 06 were $1.014 million, a decrease of approximately $0.138 million, or 12%, compared to $1.152 million in Q3 05, due primarily to the lower sales of TNE D and TNE Bx endoscopes referred to above.  Partially offsetting the lower sales of TNE endoscopes in Q3 06 were higher sales of ENT endoscopes and ENT Slide-On EndoSheaths (“ENT SOS”) to MENT.  In Q3 06, MENT purchased 93 ENT endoscopes and 49,000 ENT SOS, an increase of 48 units and 34,000 units, respectively, compared to Q3 05.

Although MENT has not purchased the required number of ENT EndoSheaths to maintain their exclusivity under the Medtronic Agreement, we have not exercised our right to terminate their exclusivity, as we believe their sales of our products will continue to improve, and we currently believe they represent the best alternative for us to distribute our current line of ENT products and drive product acceptance of new ENT and TNE products in the domestic market.  MENT is selling approximately 34% more units of ENT SOS than we sold before we entered into the Medtronic Agreement.

In FY 06, we and MENT have introduced a more attractive pricing program for the ENT SOS, allowing the price for all new purchases to decline in steps.  The first 150,000 units of ENT SOS purchased by MENT will be at the contract price; the next 100,000 will be at the contract price less $1.50 per unit; units over 250,000 will be at the contract price less $2.00 per unit.  The purpose of this price schedule is to allow MENT to penetrate the market for large institutions and sell ENT EndoSheaths to them at prices those institutions find reasonable.  In addition, we and MENT continue to discuss additional new programs that will increase the sales of our ENT and TNE products.

As a result of the Medtronic Agreement, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of MENT over which we have limited control.

We further delineate products sold to the international ENT market as follows:

ENT Products	Q3 06	Q3 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$559	$381	$178	47%
Endoscopes	301	185	116	63%
Total International	$860	$566	$294	52%

The increase in net sales to international distributors is primarily due to higher unit volume of ENT SOS, and higher volume of ENT endoscopes.  Unit sales of ENT SOS to the international distributors were 88,426 in Q3 06, an increase of 29,506 units, compared to sales in Q3 05.  The increase in sales was due to higher demand, especially in Europe, and to sales of ENT SOS to new distributors in the Middle East.  We expect unit demand from international distributors to continue at this rate for the remainder of FY 06.

Unit sales of ENT endoscopes in Q3 06 to international distributors were 76, compared to 39 in Q3 05.  The primary reason for the increase was the introduction of our new ENT-3000 endoscope with portable light source to the international market.  In addition, we sold 2 TNE D endoscopes and 3 TNE Bx endoscopes to our international distributors in Europe.  We are in the early stages of selling TNE endoscopes to our distributors, and we plan to increase our sales of this product by increasing the number of distributors in countries where we do not have representation.  However, there can be no assurance we will be able to consummate these agreements on terms that are beneficial to us. Also, we expect sales of TNE endoscopes will improve after we release the new smaller D-shaped fiberscope and new videoscope in the fiscal year ending March 31, 2007.

Sales of endoscopes are dependent upon a variety of factors, including the timing requirements of end users, foreign exchange rates, sales promotions of international competitors and other factors.

Medical Sales – Urology

The increase in sales of urology products reflects primarily increased shipments of our new Flexible Cystoscope (“CST-2000”) with Slide-On EndoSheath System to MGU, offset partially by lower shipments to international distributors.  We sold approximately $408,000 of CST-2000 and Slide-On EndoSheaths to MGU in Q3 06, and approximately $49,000 to international distributors, compared to $124,000 and $139,000 in Q3 05, respectively.  We expect sales of the CST-2000 to MGU will be lower in the fiscal quarter ending March 31, 2006 compared to sales in Q3 06.  This is due to the buildup of inventory at MGU while they continue to train MGU sales personnel to more effectively penetrate the cystoscopy market.  Sales of urology products to the international market were lower in Q3 06, compared to Q3 05, due primarily to state medical officials in Australia dictating that our cystoscopes be reprocessed and disinfected even when our EndoSheath is used.  In addition, our distributor in the United Kingdom acquired a company with a conventional product solution, eliminating their interest in our products.  We continue to promote our solution to other countries, and in Q3 06 succeeded in selling to distributors in France, Italy and Sweden.  We will continue to promote our cystoscope and EndoSheath System in other countries, but there can be no assurance we will be successful.

We believe the CST-2000 and EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient.  In addition, the use of our CST-2000 with Slide-On EndoSheath System avoids the need to reprocess endoscopes with harsh chemicals, one of which has been contraindicated for use on patients with bladder cancer.  The incidence of bladder cancer, according to the National Cancer Institute, is rising, with more than 63,000 men and women in the United States and 330,000 worldwide in 2005 diagnosed with bladder cancer.

Industrial Segment

The increase in net sales of the industrial segment was due to higher demand in the market for our line of fiber borescopes, and for repairs of fiber borescopes.

9 Months 06 Compared to 9 Months 05

Net sales for the nine months ended December 31, 2005 (“9M 06”) were $8,164,551, an increase of $529,384, or 7%, compared to net sales of $7,635,167 for the 9 months ended December 31, 2004 (“9M 05”).  In 9M 06, sales of the medical segment were $6,147,281, an increase of $881,553, or 17%, compared to net sales of $5,265,728 in 9M 05.  Also in 9M 06, sales of the industrial segment were $2,017,270, a decrease of $352,169, or 15%, compared to net sales of $2,369,439 in 9M 05.  In the medical segment, net sales and changes in net sales by market were as follows ($000’s):

Market	9M 06	9M 05	Increase (Decrease)	Percent
ENT	$4,093	$4,172	$(79)	(2)%
Urology	959	358	601	168%
Other	1,095	736	359	49%
Total	$6,147	$5,266	$881	17%

Medical Sales – ENT Market

Sales to the ENT market include products for the domestic and international customers as follows:

ENT Market	9M 06	9M 05	Increase (Decrease)	Percent
Domestic	$1,984	$2,640	$(656)	(25)%
International	2,109	1,532	577	38%
Total ENT	$4,093	$4,172	$(79)	(2)%

We further delineate products sold to the domestic ENT market as follows:

ENT Products	9M 06	9M 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$813	$1,101	$(288)	(26)%
Endoscopes	1,171	1,539	(368)	(24)%
Total Domestic ENT	$1,984	$2,640	$(656)	(25)%

The primary reason for the lower sales of ENT EndoSheaths to the domestic market in 9M 06 compared to 9M 05 was the build-up of inventory at MENT during FY 05.  As discussed above, we believe this build-up has been sold through to end users, and that comparisons of sales of ENT EndoSheaths to MENT will continue to be positive going forward.  The primary reason for the decrease in sales of ENT endoscopes was the sales to MENT of our new TNE endoscopes in 9M 05 that did not recur in 9M 06.

We further delineate products sold to the international ENT market as follows:

ENT Products	9M 06	9M 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1501	$1,138	$363	32%
Endoscopes	608	394	214	54%
Total International	$2,109	$1,532	$577	38%

The primary reason for the increase in sales of ENT SOS to international distributors was higher demand, especially in Europe.  In addition, we established new distributors in the Middle East for our ENT endoscopes and ENT SOS.  The increase in sales of endoscopes was caused primarily by higher sales in Q3 06 of our new ENT-3000 endoscope with portable light source, and higher sales in the three months ended June 30, 2005 (“Q1 06”) of our ENT-1000, the small diameter ENT endoscope.

Medical Sales –Urology Market

The increase in sales of products to the urology market was primarily due to shipments of our new CST-2000 with Slide-On EndoSheath System to MGU, offset partially by lower sales to international distributors.  We sold approximately $867,000 of CST-2000 and Slide-On EndoSheaths to MGU and $92,000 to international distributors, compared to approximately $130,000 and $228,000 in 9M 05, respectively.

Industrial Segment

The decrease in sales of the industrial segment was due primarily to higher demand in the market for video borescopes, compared to our line of fiber borescopes.

Gross Profit

Q3 06 Compared to Q3 05

Gross profit was $884,723 in Q3 06, an increase of $97,853, compared to gross profit in Q3 05.  Gross profit increased by approximately $54,000 in the medical segment, and by approximately $44,000 in the industrial segment.  Gross profit in the medical segment increased due to higher volume of sales of ENT SOS sold to MENT and international distributors.  This increase was partially offset by a write down of approximately $40,000 of inventory, primarily to reflect the excess of the cost over the market value of our Slide-On cystoscope EndoSheath.  We have completed a new CST Diagnostic configuration of this EndoSheath that is less expensive, and we are currently shipping this new EndoSheath to MGU.

We are in the process of developing a new EndoSheath concept and automated equipment to manufacture our EndoSheaths at significantly lower manufacturing costs than our current costs.  We have not decided to purchase this equipment.  If we do purchase it, we expect it will be in place approximately 6-9 months after the order is placed.

In the industrial segment, the increase in gross profit was due primarily to higher sales volume.

9M 06 Compared to 9M 05

Gross profit was $1,989,211 in 9M 06, a decrease of $131,062, compared to gross profit in 9M 05.  Gross profit decreased by approximately $250,000 in the medical segment and increased by approximately $119,000 in the industrial segment.  The decrease in the medical segment was due primarily to higher costs for freight charges incurred to transport assets and inventory parts to and from Israel of approximately $108,000, higher costs for depreciation of equipment of approximately $83,000 and costs incurred for one-time translation of our Instructions For Use to languages in new international markets of approximately $71,000.   These cost increases were partially offset by higher gross profit from the higher volume of sales of approximately $47,000.

The increase in gross profit in the industrial segment was primarily due to the lower fixed costs for personnel in 9M 06.

Operating Expenses

Selling, General and Administrative Expenses

Q3 06 Compared to Q3 05

The decrease in selling, general and administrative (“SG&A”) expenses was due primarily to lower charges for terminations of employees of approximately $133,000, offset by higher spending for personnel and outside services totaling approximately $100,000.

9M 06 Compared to 9M 05

The increase in SG&A expenses was due primarily to spending related to outside computer services of approximately $56,000, recruitment fees of approximately $30,000 and a charge to reserve for doubtful accounts of approximately $73,000.  Expenses for the promotion of our ENT and urology products are incurred primarily by our exclusive distributors, MENT and MGU.

Research and Development Expenses

Q3 06 Compared to Q3 05

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

9M 06 Compared to 9M 05

The increase in R&D expenditures was due to the same reasons as noted above.

Stock-based Compensation Expenses

The increase in stock-based compensation was due primarily to the changes required to comply with Section 409A related to non-qualified stock options originally granted to employees in June 2003.  As a result of amending the options to comply with 409A, we incurred stock-based compensation costs that were approximately $240,000 higher in both Q3 06 and 9M 06, than the costs in Q3 05 and 9M 05.  We also incurred other stock-based compensation costs during FY 06 and FY 05, due primarily to grants in April 2004 and July 2004 of non-qualified options to purchase 100,000 shares and 50,000 shares, respectively, of our Common Stock to an outside consultant.  These grants were in accordance with an agreement entered into with that consultant in January 2003.  The value of the non-qualified options were determined to be approximately $371,000, using the Black-Scholes option-pricing model, and are being recorded in our statements of operations over the vesting period of the options.  We recorded $46,387 and $139,163 of expense in Q3 06 and 9M 06, respectively, related to these non-qualified options, and $62,546 and $123,004 in Q3 05 and 9M 05, respectively.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q3 06	Q3 05	Change	9M 06	9M 05	Change
Medical	$(581)	$(339)	$(242)	$(1,929)	$(1,009)	$(920)
Industrial	21	(27)	48	(6)	(58)	52
Corporate	(497)	(429)	(68)	(1,121)	(951)	(170)
Total	$(1,057)	$(795)	$(262)	$(3,056)	$(2,018)	$(1,038)

In the medical segment, the higher gross profit was more than offset by higher spending for SG&A and R&D, resulting in a higher loss in Q3 06, compared to Q3 05.  For 9M 06, compared to 9M 05, the lower gross profit in Q1 06 combined with higher spending for R&D resulted in a higher loss.

In the industrial segment, the higher gross profit was the primary cause for the improved operating results in Q3 06, compared to Q3 05.  For 9M 06, compared to 9M 05, the higher gross profit more than offset the higher charge for bad debts, resulting in a lower loss.

In the corporate segment, the higher charge for stock-based compensation resulted in higher losses in Q3 06, compared to Q3 05, and in the 9M 06, compared to 9M 05.

Liquidity and Capital Resources

At December 31, 2005, our principal source of liquidity was working capital of approximately $9.3 million, including $6.9 million in cash and cash equivalents.

In October 2005 we signed a Loan and Security Agreement (the “Bank Agreement”) with Citizens Bank of Massachusetts (the “Bank”).  The Bank Agreement provides for a revolving line of credit under which we may borrow up to $250,000 for general working capital purposes, including letters of credit and bankers’ acceptances.  In addition, the Bank Agreement provides an equipment line of credit of up to $750,000 to finance the acquisition of machinery and equipment.  Borrowings under this Bank Agreement would bear interest at the prime rate of the Bank, and be collateralized by all the assets of the Company.  The Company has an affirmative covenant that requires that one-half of our cash and cash equivalents, or a minimum of $2,000,000, be invested in obligations of the bank, or on deposit with the Bank.  The Bank Agreement expires July 31, 2006, at which time we will be able to negotiate a renewal.

Our cash and cash equivalents decreased by approximately $2,935,000 in the nine months ended December 31, 2005, due primarily to cash used for operations of approximately $2,825,000 and cash used for investing activities of approximately $318,000.  These uses were offset by the exercise of stock options by employees and non-employees totaling approximately $146,000, and the receipt in April 2005 of a subscription receivable from one of the investors in our sale of common shares in February 2005 of approximately $56,000, net.  We expect that our current balance of cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

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

We expect total spending for property and equipment to be approximately $850,000 for FY 06, including approximately $400,000 if we place a purchase order for a new automated machine.  This amount could be higher or lower, depending upon the terms we negotiate for the purchase of the equipment we are designing to manufacture our new low-cost EndoSheath.  We expect to obtain long-term financing for this purchase, but there can be no assurance such financing will be available to us, or available on terms acceptable to us.

We conduct our operations in certain leased facilities.  These leases expire on various dates through August 31, 2010.  In addition, we have operating leases for certain office equipment.  These leases expire on various dates through April 2009.  The following chart summarizes our contractual obligations as of December 31, 2005.

Contractual Obligation	Total	Due within 1 year	Due in 1-3 years
Operating leases	$1,125,586	$389,447	$736,139
Capital lease	37,027	25,912	11,115

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

Interest and Market Risk

We currently invest our excess cash in a money market account at our bank, and in commercial paper rated A1/P1.  We have not used derivative financial instruments in our investment portfolio.  We attempt to limit our exposure to interest rate and credit risk by placing our investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our Japanese Yen liabilities are settled within 90 days of receipt of materials.  At December 31, 2005, our liabilities relating to Japanese Yen were approximately $56,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended December 31, 2005, are effective.

b)            Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 5.  Other Information

In October 2005, we signed a Loan and Security Agreement with Citizens Bank of Massachusetts.  See the description of the Loan and Security Agreement under Item 2 above, which is incorporated by reference herein.

Item 6.  List of Exhibits

Exhibits

10.1	Termination and Settlement Agreement, dated October 2, 2005 by and between the Registrant and Three BY Ltd.

10.2	Loan and Security Agreement, dated October 31, 2005 between the Registrant and Citizens Bank of Massachusetts.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: February 14, 2006	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: February 14, 2006	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and
Controller (Principal Financial Officer and Principal
Accounting Officer)