Form 10-K
period 2006-03-31
VISION SCIENCES INC /DE/
filed 2006-06-29
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-20970

Vision-Sciences, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-3430173
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
9 Strathmore Road	01760
Natick, Massachusetts	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (508) 650-9971

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):   Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2005 based upon the last sale price of the Common Stock on the Nasdaq Capital Market as reported by Nasdaq:   $38,164,143

Number of shares outstanding of the Registrant’s Common Stock as of June 9, 2006:   35,150,627

Documents incorporated by reference: Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   Business

This Annual Report on Form 10-K contains forward-looking statements, including statements about new product introductions, expectations as to future sales of the products of Vision-Sciences, Inc. (the “Company”, “we”, “our”, “us”), the availability of supplies, the sufficiency of our capital resources to meet anticipated capital requirements, our sales distribution channels and our expectations as to future expenditures, including research and development expenditures. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, commercialization and technological difficulties, general economic conditions and other risks detailed below. See “Risk Factors.”

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

The medical segment designs, manufactures and sells our Slide-On® EndoSheath® System (“EndoSheath” or “Slide-On EndoSheath”), a single-use device that slides on to the insertion tube of a flexible endoscope. The insertion tube is the part of an endoscope that enters the patient’s body. The use of an EndoSheath gives health-care providers economic advantages because it allows them to avoid the burdensome cleaning required of endoscopes, reduces repair costs to endoscopes caused by the harsh chemicals used in the cleaning process and allows health-care providers to avoid investing in multiple endoscopes. Our EndoSheaths that have channels help to improve the practice efficiency of health-care providers by allowing them to perform procedures in their offices that otherwise they would have to perform in hospitals using special endoscopes that have channels. Often, the reimbursement rates are higher for physicians when they perform procedures in their offices. In addition, the EndoSheath is a sterile device that provides patients with a contaminant-free insertion tube for each procedure. There is a risk to patients of cross-contamination from the reuse of conventional flexible endoscopes that health-care providers are unable to effectively sterilize.

The industrial segment manufactures and repairs flexible endoscopes for the medical segment. These include our conventional nasopharyngolaryngo endoscopes, the ENT-2000, ENT-1000 and ENT-3000, for the Ear-Nose-Throat (“ENT”) market. In addition, the industrial segment manufactures and repairs our trans-nasal diagnostic esophagoscope (“TNE D scope”), our trans-nasal therapeutic esophagoscope (“TNE Bx scope”), our cystoscope (“CST-2000”), our sigmoidoscope and our bronchoscope. We expect the industrial segment will be manufacturing our other endoscopes after they complete the product development cycle. In addition, the industrial segment designs, manufactures and markets flexible endoscopes, called borescopes, for industrial markets, primarily aircraft maintenance, jet engine manufacturing, specialized industries and defense.

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

Endoscopy

Background

Endoscopy is a minimally invasive technique that is being used with increased frequency in a growing number of medical applications. Endoscopes are used for a variety of screening and diagnostic procedures and are also used therapeutically as an alternative to more traditional surgical procedures. Endoscopic therapeutic procedures, unlike more traditional “open” surgical procedures, can be performed without a major incision, in most cases without general anesthesia, and are, therefore, safer and less expensive than traditional surgical procedures. In addition, endoscopic procedures are typically performed on an outpatient basis, generally involving less recovery time and patient discomfort than traditional surgery. The patient benefits and cost savings associated with endoscopy have caused many governmental reimbursement programs and private health insurance plans to encourage the use of endoscopic procedures in a number of medical applications. In many instances, the use of endoscopes allow physicians to receive higher reimbursement for performing procedures in their offices, compared to performing them in hospitals, due to the insurance plan not having to reimburse for the hospital cost component.

Flexible endoscopes are tubular instruments that enter the body through a natural orifice and enable physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic and therapeutic procedures. Flexible endoscopes generally utilize fiberoptic bundles or video camera technology for image production. The physician can steer the distal portion of a flexible endoscope with control knobs on the endoscope’s operator body. By maneuvering the tip of the endoscope, the physician can access body regions through lengthy and twisted passageways, and perform a variety of procedures. The typical ENT endoscope does not contain channels whereas most conventional flexible endoscopes for gastroenterology (“GI”), pulmonary, urology procedures and special ENT endoscopes do contain one or more channels that run the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

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

Applications

Flexible endoscopes are widely used in hospitals, clinics and physicians’ offices, primarily on an outpatient basis. Our flexible endoscopes are designed primarily for screening, diagnostic and therapeutic procedures in fields such as otolaryngology (ear-nose-throat medicine, or “ENT”), urology, gastroenterology, pulmonary medicine, primary care and surgery. We estimate, based on various industry sources, that approximately 20 million flexible endoscopic procedures in these fields are performed in the United States annually.

ENT Endoscopes.   These endoscopes, typically without channels, are used for viewing the ears, nose, throat and larynx for diagnostic purposes, such as testing for throat cancer or sleep apnea. We estimate that based on industry sources, approximately 4 million such procedures are performed in the United States annually, generally by otolaryngologists and allergists in hospitals, clinics and physicians’ offices. In addition, there are ENT endoscopes with a channel, which are typically used in hospitals to perform procedures such as biopsies, removal of polyps in sinus cavities, tests for swallowing disorders and other procedures. These endoscopes require a significantly larger investment to acquire than flexible endoscopes without a channel.

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

Problems with Conventional Flexible Endoscopes

While endoscopy represents a significant advance in the field of clinical medicine, flexible endoscopes without EndoSheaths present a number of health risks and problems to both patients and medical personnel. Flexible endoscopes are intended for repeated use in hundreds of procedures and, with each use, come in contact with some combination of the patient’s blood, tissue, mucus, saliva, urine or stool. Therefore, flexible endoscopes without EndoSheaths must be meticulously manually cleaned and disinfected after each procedure. However, the design of flexible endoscopes makes it impossible to sterilize them, and even difficult to attain high-level disinfection after cleaning. As a result, the repeated use of flexible endoscopes without EndoSheaths and the difficulty of thoroughly cleaning and disinfecting them after each use create the following problems:

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

•       The time needed to clean a flexible endoscope used without an EndoSheath after each use results in a period of “down time” during which the endoscope cannot be used and may require users to buy and maintain multiple endoscopes.

Difficulty of Proper Cleaning.   The problems associated with cleaning flexible endoscopes used without EndoSheaths can be better understood by examining the cleaning procedures they require. The cleaning of these endoscopes is generally the responsibility of the nurse or endoscopic assistant. The Society of Gastroenterology Nurses and Associates, Inc., in 1990 published Recommended Guidelines for Infection Control in Gastrointestinal Endoscopy Settings (the “SGNA Guidelines”). Although cleaning procedures for endoscopes vary widely, the following is a summary of the principal steps in the cleaning procedures that are called for by the SGNA Guidelines:

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

Proper cleaning of flexible endoscopes used without EndoSheaths, even when done in compliance with the SGNA Guidelines, is difficult to achieve for a number of reasons. Firstly, the design of these flexible endoscopes, which includes channels, joints and crevices, makes it difficult to reach and clean all parts of the endoscope. As the SGNA Guidelines state, an endoscope’s “complex and fragile structure presents problems in cleaning/disinfecting/sterilizing”. Secondly, we believe the most important step in the cleaning process is the manual removal of organic material, and therefore, the opportunity for human error is always present, even if optimal cleaning procedures are followed. Finally, there are questions concerning the efficiency of some disinfecting agents used in the endoscope cleaning process. For example, in 1991 the federal Food & Drug Administration (“FDA”) recommended that the medical profession cease the use of Sporicidin, a widely-used endoscope disinfectant, based upon the FDA’s conclusion that this disinfectant does not work. The FDA has also required that the manufacturers of 2.4%

glutaraldehyde-based disinfectants change the recommended soak time on their instructions for use from 20 minutes to 45 minutes, and increase the temperature from 20 degrees Celsius to 25 degrees Celsius. This longer soak time means slower turnaround on conventional scopes, and the increased temperature of the glutaraldehyde is hazardous due to increased caustic vapors released during heating.

Health Risks.   Because flexible endoscopes used without EndoSheaths are difficult to clean properly, sterilization (the complete elimination of microbial life) is virtually impossible to achieve. Therefore, “high-level disinfection” (the elimination of all microbial life other than the most highly resistant spores) is the standard currently recommended by the Centers for Disease Control (“CDC”) for cleaning flexible endoscopes. However, studies indicate that high-level disinfection is often not attained and that cross-contamination remains a risk to patients and medical personnel.

Numerous infectious agents, including pseudomonas, tuberculosis and salmonella, have been reported in the medical literature as having been transmitted through the use of contaminated endoscopes. Concern about the risk of endoscopic cross-contamination has also been heightened by the increasing prevalence of the HIV and hepatitis viruses.

The cleaning procedures required for endoscopes also subject patients and medical personnel to health risks (such as severe eye, nose and throat irritation, nausea, headaches, asthma and skin rashes) from exposure to toxic disinfecting agents. The Occupational Safety and Health Administration has classified glutaraldehyde, a key ingredient in many endoscope disinfecting agents, as a highly toxic material and requires hospitals, clinics and physicians’ offices to reduce the level of emissions to 0.2 parts per million wherever glutaraldehyde is used. In addition, toxic disinfectants must be disposed of in compliance with applicable environmental laws.

Other Problems.   In addition to the health problems posed by the use and cleaning of conventional flexible endoscopes, the required cleaning of these products is relatively expensive, time-consuming and arduous. We estimate, based upon our own experience that the cleaning and disinfection procedure required following each use of a flexible endoscope without an EndoSheath, if done in compliance with the FDA recommendations, would take approximately 60 minutes. The repeated cleaning in harsh chemical disinfectants also subjects a flexible endoscope to wear and tear, reducing its useful life and impairing the quality of its optics. Moreover, the failure to clean all organic materials from a flexible endoscope’s channels is a common cause of blocked channels, which require expensive endoscope repairs as well as a back-up inventory of endoscopes. In addition, the need to properly clean a flexible endoscope after each use requires that each doctor performing endoscopies must either have access to a number of endoscopes or be forced to wait an estimated 60 minutes between each endoscopic procedure (assuming the endoscope is cleaned in compliance with FDA Guidelines).

Company Strategy

Our business strategy is to design, develop, manufacture and market flexible endoscopes with Slide-On EndoSheath Systems as devices that provide physicians with tools to increase their practice efficiency and also protect patients by providing a sterile insertion tube for each procedure. To implement this strategy, we developed a variety of flexible endoscopes with Slide-On EndoSheath Systems described below. We market our ENT products domestically primarily through an exclusive distribution agreement (the “Medtronic Agreement”) with Medtronic ENT (“MENT”, formerly known as “Medtronic Xomed”). From December 2004 to May 1, 2006, we marketed our urology products domestically through a separate exclusive agreement (the “MGU Agreement”) with Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”). On May 1, 2006, we and MGU terminated the MGU Agreement, and we plan to market and sell our urology products through our own network of independent sales representatives. We market our other products domestically through our own network of independent sales representatives. We market all our products internationally through our network of independent international distributors. We manufacture EndoSheaths in our Natick, MA facility, and endoscopes in our Orangeburg, NY facility.

Products and Product Development Programs

In the medical segment, our primary products include a family of flexible endoscopes with Slide-On EndoSheath Systems for applications in the ENT, urology, GI and pulmonary markets. In addition, through our industrial segment we currently manufacture and sell borescopes, which are endoscope devices for industrial applications, and related products.

Medical Segment

ENT EndoSheaths and Endoscopes

We have developed a family of Slide-On ENT EndoSheaths for use with our own ENT-2000 conventional endoscope, our ENT-1000 small diameter endoscope, our ENT-3000 portable endoscope with battery-powered LED light source and with ENT endoscopes manufactured by other companies. Slide-On EndoSheaths are made with materials using our own proprietary process that makes them slippery, allowing the health-care provider to easily slide the EndoSheath onto the insertion tube of an ENT endoscope. The user stretches the Slide-On EndoSheaths slightly until the proximal connector attaches to the strain relief of the ENT endoscope, allowing a snug fit. In addition, Slide-On ENT EndoSheaths have an optically clear window that fits securely over the ENT endoscope tip, preventing glare. After the procedure is completed, the health-care provider slides the EndoSheath off the endoscope and disposes of it. In general, ENT endoscopes do not contain air, water, suction or accessory channels, unlike endoscopes designed for use in urology, gastroenterology or pulmonology. Therefore, our standard Slide-On ENT EndoSheaths (“ENT SOS”), designed to be the only component that comes into contact with the patient, do not contain channels. Other of our ENT EndoSheaths, our TNE EndoSheaths and our EndoSheaths for urology, gastroenterology and pulmonology do contain channels. We have also developed our own ENT endoscopes, with state-of-the-art fiberoptic bundles, designed so that any necessary repairs are inexpensive and with other features that we believe make them competitive with ENT endoscopes of other major manufacturers.

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

The Slide-On ENT Channeled EndoSheath contains a 2.1mm channel within the Slide-On EndoSheath that the physician can use to perform biopsies or other therapeutic procedures. The Slide-On ENT Sensory EndoSheath is designed to provide ENT physicians the opportunity to perform Flexible Endoscopic Evaluation of Swallowing with Sensory Testing (“FEESST”) using their conventional endoscopes. FEESST, an alternative emerging procedure to modified barium swallow studies, is performed by the ENT physician using the Slide-On ENT Sensory EndoSheath that contains a channel through which air is pulsed to the larynx to elicit an airway protective reflex. The ENT physician, by observing the reaction to the air pulse, is able to diagnose, treat and manage patients with swallowing disorders with an emphasis on decreasing the risk of choking, coughing and aspirating food and liquids that can lead to aspiration pneumonia. Both of these EndoSheaths enhance the practice efficiency of physicians, as they enable the physicians to use their conventional ENT endoscope to perform tests in their offices, compared to traveling to a hospital to perform them with a special ENT endoscope. Often, by performing the tests in their offices, the ENT physician receives a higher reimbursement, compared to the reimbursement received when the test is performed in a hospital.

We manufacture and sell a TNE D scope with Slide-On EndoSheath System that is designed to allow ENT and GI physicians to view the esophagus transnasally, i.e. through the nose, compared to viewing it transorally, i.e. through the mouth, as with a conventional gastroscope. Conventional gastroscopes require patients to be consciously sedated to counteract the gag reflex encountered when a gastroscope is inserted transorally. Our TNE D scope with Slide-On EndoSheath System, with its narrow diameter allowing transnasal passage, enables physicians to perform examinations in their office of a patient’s throat and esophagus for manifestations of gastroesophageal reflux disease (“GERD”) and other disorders. Millions of people in the United States suffer from some form of GERD affecting their vocal chords, esophagus or stomach.

The TNE D endoscope can also be used to evaluate patients with dysphagia, a condition broadly defined as a subjective or objective patient complaint of difficulty swallowing, or of coughing or choking while swallowing or eating. A physician performs this test if an oropharyngeal exam did not fully reveal the cause of the patient’s swallowing problem. Currently this procedure is performed in a hospital setting with conscious sedation and a special endoscope that contains a biopsy channel that doubles as an air-administration channel. The TNE D scope with Slide-On EndoSheath System is designed to allow these tests to be done by ENT and GI physicians in their offices, thus improving practice efficiency and lowering overall costs to the health care system. Both the diagnostic and therapeutic procedures have reimbursement codes, allowing physicians to receive payment for the service, and allowing us to measure the practice efficiencies presented by our products. We completed the development of the TNE D scope with Slide-On EndoSheath System in our fiscal year ended March 31, 2004 (“FY 04”).

In our fiscal year ended March 31, 2005 (“FY 05”), we received clearance from the FDA to market our TNE Bx flexible trans-nasal endoscope with Slide-On EndoSheath System. The TNE Bx is designed to allow ENT and GI physicians to view the esophagus transnasally, and to perform therapeutic procedures, such as biopsies, in an office setting.

Urology Endoscopes and EndoSheaths

We have developed a cystoscope (the “CST-2000”) with Slide-On EndoSheath System for use by urologists. In April 2004, we received clearance from the FDA to market the CST-2000 with Slide-On EndoSheath System. The CST-2000 with Slide-On EndoSheath System consists of two components—a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile, disposable EndoSheath—functional when used together. The EndoSheath slides easily onto the insertion tube of the CST-2000, and contains a 2.1 millimeter channel for irrigation, air and suction capabilities. The EndoSheath is the only component that comes into contact with the patient, and is disposed of after each procedure. This allows the physician to avoid using harsh chemicals to reprocess the endoscope after each use. Avoiding these reprocessing steps allows the physician to increase the number of patients who can be examined in a given day. This improves the physician’s practice efficiency, while also ensuring a sterile insertion tube for each patient. In April 2004, CIDEX® OPA Solution, a common disinfectant used to reprocess cystoscopes, was contraindicated for the reprocessing of urological instruments that were to be used on patients with a history of bladder cancer. This was due to instances of allergic reactions to that disinfectant by patients who had undergone repeated cystoscopies. Using the EndoSheath also reduces the wear and tear on the CST-2000, further reducing costs of the physician’s practice.

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

Industrial Segment

Under the Machida name, we design, manufacture and market flexible borescopes, which are similar in design to endoscopes and are used for inspection and quality-control functions in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Through Machida, we were first to offer a flexible borescope with a grinding attachment that allows users to “blend”, or smooth, small cracks in small turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay. We also offer a variety of ancillary products for use with flexible endoscopes and borescopes, such as light sources, cameras, adapters, accessories and imaging systems.

Sales and Marketing

Medical Segment

The end users of our disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), urologists, gastroenterologists, pulmonologists and primary care physicians in hospitals, medical clinics and physicians’ offices. As of May 1, 2006, we had five sales and marketing employees. Since September 19, 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through MENT under the Medtronic Agreement. From December 2004 to May 1, 2006, we distributed all of our products for the urology markets in the U.S.A. and Canada through MGU under the MGU Agreement. As of May 1, 2006 we will be distributing our urology products through our own independent network of sales representatives, and also have a domestic network of independent sales representatives for the GI and pulmonary product lines. We do not expect the termination of the MGU Agreement to have any negative effect on our relationship with MENT. We distribute all our products internationally through 17 independent international distributors in Europe, Australia, the Middle East and the Far East. We periodically evaluate the effectiveness of our sales channels, and may change them if we believe a different method will increase our revenues.

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

International Sales and Sales to Major Customers

Sales to unaffiliated customers outside of the United States were approximately $2,981,000, $3,370,000 and $4,122,000 for FY 04, FY 05 and our fiscal year ended March 31, 2006 (“FY 06”), respectively. In FY 06, sales to foreign customers accounted for approximately 42% of the annual net sales of our medical segment, and 22% of the annual net sales of our industrial segment. In FY 05, sales to foreign customers accounted for approximately 38% of the annual net sales of our medical segment and 19% of net annual sales of our industrial segment. In FY 04, sales to foreign customers accounted for approximately 34% of the annual net sales of our medical segment and 21% of net annual sales of our industrial segment. We expect to sell our medical segment products outside of the United States in the fiscal year ending March 31, 2007 (“FY 07”) in a higher proportion than in FY 06, due primarily to planned higher sales of ENT and urology products to our current distributor network, and to planned expansion of our distributor network to countries where we do not currently have a presence. However, there can be no assurance that we will meet our goals. Finding international distributors with the desired skills, market knowledge and financial capabilities can be a difficult process and take considerable time to accomplish. We currently sell certain models of our borescopes and repair services outside of the United States.

During FY 04, Medtronic, Inc. and Gyrus International Ltd. accounted for 30% and 10% of net sales, respectively. During FY 05, Medtronic, Inc. accounted for 35% of net sales. During FY 06, Medtronic, Inc. and Gyrus International, Ltd. accounted for 41% and 12% of net sales, respectively.

Backlog

We had an order backlog of approximately $228,000 at March 31, 2006, compared to a backlog of approximately $1,118,000 at March 31, 2005. The backlog in 2006 was comprised of approximately $136,000 and $92,000 for the medical and industrial segments, respectively, compared to approximately $979,000 and $139,000 for those same segments at March 31 2005. The decrease in the medical segment backlog is primarily due to a decrease in endoscopes and EndoSheaths for delivery to MGU. The decrease in the backlog of the industrial segment was due primarily to a decrease in the amount of orders from that segment’s existing customer base. We expect to fill over 75% of our order backlog in FY 07.

Manufacturing and Suppliers

We produce EndoSheaths at our Natick, Massachusetts facility using raw materials, molded parts and components purchased from independent vendors, some of which are manufactured to our specifications. We manufacture our ENT EndoSheaths using proprietary processes that utilize forming and bonding machines that were manufactured to our specifications. In addition, we use molded purchased parts and a worldwide, royalty-free exclusive license, negotiated with a third party, to manufacture optically clear windows. This license is for windows used in our EndoSheaths for ENT and intubation endoscopes. We have also negotiated a non-exclusive license to include the same technology in our EndoSheaths for use in other markets. Currently, we are using this technology in the EndoSheaths for the urology and pulmonary markets.

We assemble the GI and pulmonary EndoSheaths using molded and extruded components purchased from independent vendors, some of which are manufactured to our specifications. Most purchased components are available from multiple sources. With the exception of our supply agreement with Pentax Corporation (“Pentax”), discussed below, we have no long-term agreements with any of our vendors or suppliers, and we purchase our required components and supplies on a purchase-order basis. We contract with third parties for the sterilization of all of our EndoSheaths.

In June 2003, we entered into a Contract Manufacturing Agreement, a Loan Agreement and a Pledge Agreement (collectively, the “3BY Agreements”) with Three BY Ltd., an Israeli company (“3BY”). The purpose of the 3BY Agreements was to lower the manufacturing cost of our EndoSheath products, and to provide for increased manufacturing capacity of our ENT EndoSheaths. The 3BY Agreements provide for, among other things, the manufacture of certain of our products by 3BY, and a loan of up to $267,500 from us to 3BY for the purchase and installation of certain manufacturing equipment by 3BY, at 3BY’s facility, to be used to manufacture certain of our products. As of December 31, 2003, we had advanced $267,500 to 3BY. During FY 05 it became apparent we would not be producing the quantity of ENT EndoSheaths that we had anticipated, increasing the risk associated with the repayment of the advance. To eliminate this risk and secure title to the equipment, we took ownership of the equipment, as provided for in the Loan Agreement, effective October 1, 2004.

We received production from 3BY from September 30, 2004 through March 31, 2005. In May 2005, we realized this transition was not going to be as successful as we had planned, due to a variety of issues surrounding quality, consistency of personnel and cost. As a result, we decided to bring the manufacture of all EndoSheaths back to our facility in Natick, MA.   On October 2, 2005, the Company and 3BY entered into a Termination and Settlement Agreement (the “Termination Agreement”) pursuant to which the Company and 3BY terminated the 3BY Agreements. Included in the Termination Agreement is a

provision for the Company to purchase from 3BY 180,000 units of the Company’s basic ENT Slide-On EndoSheath. This purchase order was completed in May 2006, and the equipment located at 3BY was returned to our Natick, MA facility. In addition, the Company will pay 3BY $16,700 for costs related to equipment purchased by 3BY.

We assemble our flexible endoscopes for the medical and industrial segments at our Orangeburg, New York facility using purchased components and subassemblies, as well as certain proprietary components produced by us. Most purchased components and subassemblies are available from more than one supplier. However, certain critical components, such as image bundles for all endoscopes manufactured for the medical segment and operator control bodies for sigmoidoscopes, are currently being purchased solely from Pentax, who competes with our medical segment in the endoscope market. These components are being purchased pursuant to a supply agreement, which expires in March 2007, and will automatically renew for additional two-year periods, unless it is terminated by either party with six months prior written notice of intent not to renew. We believe that while substitute components, which are currently produced by sources other than Pentax, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of our endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by us. Our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business. To date, we have encountered no significant difficulties or delays in obtaining a sufficient quantity of such critical components or subassemblies for our medical endoscopes. However, there can be no assurance that no difficulties or delays will be experienced in the future as we increase our manufacturing operations. The industrial segment purchased approximately $1,828,000 and $1,867,000 worth of products, for the manufacture of both medical and industrial products, from Pentax in FY 06 and FY 05, respectively.

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

The flexible endoscopes and related products currently sold and under development by us face competition primarily from medical products companies such as Olympus and Pentax. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the disinfection process, or significantly improve the current methods of disinfecting flexible endoscopes, would provide competition for our products. The principal competitors for our industrial products are Olympus and Welch Allyn, Inc. In FY 05, a competing manufacturer of EndoSheaths emerged in the European market. We believe this competitor is selling products with features that are within the claims of our patents. We are defending, and intend to continue to defend, our intellectual property rights vigorously. We believe our product quality, breadth of product offerings and financial resources are superior to that competitor’s. In FY 06, the existence of the competitor did not inhibit us from increasing the sales of ENT EndoSheaths in our European market.

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

We, along with our subsidiaries, currently hold 29 U.S. patents and have 9 U.S. patent applications pending. In addition, we have 20 foreign patents and have 17 foreign patent applications pending. All of these patents relate to our disposable EndoSheaths and reusable flexible endoscopes. The issued patents will expire on various dates in the years 2006 through 2022. In addition to those listed above, we have 2 U.S. patents issued and 5 U.S. patents  pending in the U.S. and 12 corresponding foreign applications for Complementary Metal Oxide Semiconductor (“CMOS”) image sensor design patents. There can be no assurance that our pending patent applications will result in patents being issued or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. In addition, in the event that another party infringes our patent rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success.

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

Government Regulation

The medical products that we currently market and that are under development are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the “FDC Act”) and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the

United States. Various states and other countries in which our products may be sold in the future may impose additional regulatory requirements.

Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes, Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA’s Quality System Regulations (“QSR”). Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

If a manufacturer or distributor of medical devices can establish that a new device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.

Following submission of the 510(k) Pre-market Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within approximately 90 days. The FDA may declare that the device is “substantially equivalent” to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the market introduction of our products and could have a material adverse effect on us.

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

Effective July 1998, our Natick, Massachusetts facility was certified as having established, and we continue to maintain, a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, the certification confirmed conformance to the essential requirements of the Council Directive 93/42/EEC, and application of this system at every stage from initial design controls to final product release to distribution. The Orangeburg, NY facility falls under the Natick quality system, and is audited by members of the Natick Quality Assurance department. In August 2005, our Natick quality system was re-certified for continued conformance to ISO 13485. In addition to the three-year certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA’s QSR, which regulate their design, manufacturing, testing, quality control and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations. The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485 status. 3BY is certified as meeting the standards of ISO 9001 and ISO 13485, and is registered with the FDA as a contract manufacturer.

The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with ISO 13485 and the FDA’s QSR and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

Third-Party Reimbursement

Hospitals, medical clinics and physicians’ offices that purchase medical devices such as our EndoSheaths and flexible endoscopes generally rely on third-party payers, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge of third-party reimbursement practices, advice from consultants in this area and our own selling experience, that third-party reimbursement is available for most procedures that utilize our products. However, not all third-party payers will reimburse health-care providers separately for the cost of our EndoSheath.

Third-party payers use a variety of mechanisms to determine reimbursement amounts for procedures such as endoscopies. In most cases, payment is based upon amounts determined by the Centers for Medicare & Medicaid Services (“CMS”), a governmental agency under the U.S. Department of Health and Human Services. As part of its responsibilities, CMS assigns relative value units (“RVUs”) to over 10,000 physician services. An RVU for a specific procedure is comprised of values for work, practice expense and malpractice insurance, and when multiplied by a Conversion Factor, represents a dollar value for a specific procedure.

CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center (“ASC”) and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility relative value units to accommodate the overhead costs. If the physician performs the service within a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. The 2006 physician fee schedule did not change significantly from 2005. There was little change in hospital outpatient payments under Medicare, as well. Based upon a review of calendar year 2006 fee schedules for the hospital outpatient and physician payment for procedures that utilize our ENT EndoSheath, ENT Channeled EndoSheath, ENT Sensory EndoSheath, TNE D EndoSheath and TNE Bx EndoSheath, physicians will receive between 49% and 154% more by performing procedures in their offices, than if they performed those procedures in hospitals, due to the increased office expense for the purchase of the device. For a diagnostic cystoscopy, the physician will receive 87% more by doing the procedure in his or her office, than if they performed that procedure in the hospital, again because the increase in fee accommodates the cost of the device purchased by the physician practice.

We believe that, based upon the resource-based practice expense RVU, the number of procedures performed in non-facility settings will increase. This increase will be due primarily to the increased differential in payments that physicians will receive for performing these procedures. As these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess endoscopes. We believe our disposable EndoSheaths, which eliminate the time and cost of cleaning endoscopes, will provide an economically beneficial alternative to the use of endoscopes without EndoSheaths. This economic benefit is based upon the provider not having to purchase multiple endoscopes, expensive special endoscopes with channels and expensive sterilizing equipment and supplies as well as not having to spend valuable time cleaning endoscopes. In addition, we believe that with approximately 77 million people in the United States over the age of 50, there will be an increase in the potential number of procedures that physicians will be performing. We believe our disposable EndoSheaths combined with the resource-based system for setting values for physician services together represent a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices.

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

Product Liability and Insurance

The nature of our products exposes the Company to significant product liability risks. We maintain product liability insurance with coverage limits of $2,000,000 per year. We believe that this level of coverage is adequate, given our past sales levels and our anticipated sales levels for FY 07. We evaluate the adequacy of this coverage annually to determine if we need to increase it. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

Research and Development

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

Our research and development expenses, excluding stock-based compensation charges and credits, in FY 04, FY 05 and FY 06 were approximately $689,000, $1,422,000 and $2,228,000, respectively. When non-cash stock-based compensation charges and credits are included, our research and development expenses in FY 04, FY 05 and FY 06 were approximately $3,272,000, $1,422,000 and $2,234,000, respectively.

In FY 04, our research and development efforts focused on completing products for the ENT Slide-On Sensory EndoSheath and the TNE D endoscope with Slide-On EndoSheath. In addition, we completed the development of our ENT-1000 small diameter endoscope with Slide-On EndoSheath System. In FY 05, our research and development efforts focused on the introduction of our TNE Bx and cystoscopes, each with Slide-On EndoSheaths. The ENT Slide-On Channeled EndoSheath, the ENT Slide-On Sensory EndoSheath, the TNE D and TNE Bx endoscopes and their Slide-On EndoSheaths are all marketed and sold to physicians in the ENT market by MENT, our exclusive distributor for these products in the U.S.A. and Canada. We also market all these products internationally through our network of independent distributors. In FY 06, our research and development efforts focused on the introduction of our ENT-3000 portable endoscope with battery-powered LED light source, and efforts to establish processes for high volume and low cost manufacture of EndoSheaths. In addition, we incurred higher spending for personnel and supplies for a variety of programs, including a new D-shaped endoscope design and the design of a new family of video endoscopes.

Our plans for product development in FY 07 include the design of a new family of videoscopes, design and cost improvements to our TNE D, TNE Bx and cystoscopes and to continue to establish processes for low cost manufacture of EndoSheaths. Also, we expect our R&D expense will include development efforts regarding new technologies that will enhance the competitive position of our endoscopes. Our goal remains to release products where we believe our EndoSheath technology can increase physicians’ practice efficiency, provide for patient safety and result in lower costs to provide medical care.

Employees

As of April 30, 2006, the Company had 89 employees, including temporary employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good. The Company’s success depends in large part upon its ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

Executive Officers of the Company

Ron Hadani, age 49, has been our President and Chief Executive Officer since February 2003. From 2001 to February 1, 2003, Mr. Hadani was a self-employed consultant, working in various capacities with early-stage companies in the U.S and Israel. From 1999-2001, he served as President of Kontran Medical, LLC. From 1997-1999 he served as Divisional Vice President of U.S. Surgical, a division of Tyco International, Ltd.

James A. Tracy, age 57, joined the Company in July 1997 and was elected Vice President Finance in August 1997. From 1994 to 1996 Mr. Tracy was the Vice President Finance at ORS Environmental Systems, a manufacturer of environmental equipment and sensor instrumentation. He received a CPA certificate in 1975.

Mark S. Landman, age 52, has served as Vice President Operations of the medical segment since July 1999. Mr. Landman joined the Company in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

Jitendra Patel, age 53, has served as Vice President Sales and Marketing of the industrial segment since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that segment.

Gerald D. Erb, age 54, has served as Vice President Marketing and Sales for the medical segment since September 27, 2004. From 2001 to September 2004, Mr. Erb served as principal of Erb Associates, a strategic consulting practice for medical services, information technology and imaging device companies. From 1998 to 2000, Mr. Erb served as the Chief Executive Officer of Secure Archive, Inc., a cardiology information technology software company.

Kenneth A. Spector, age 54, has served as Vice President Research & Development for the Company since September 27, 2004. From 2000 to September 2004, Mr. Spector served as a principal at Kasal Consulting, a consulting practice dedicated to developing new products for the medical device industry. From 1998 to 2000, Mr. Spector served as the Vice President Research & Development for Cortek, Inc., a start-up company that developed medical devices for the spinal fusion market.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 1A                   Risk Factors

You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report or incorporated by reference before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future.

We have incurred substantial losses since our inception, and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 07, due primarily to spending for research and development, operations and capital expenditures. We had cash and marketable securities totaling $6.1 million as of March 31, 2006. Although we do not anticipate the need for additional financing in FY 07, management may seek new financing, if terms are favorable. However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Reimbursements from third-party health care payers is uncertain due to factors beyond our control and changes in third-party health care payers’ policies could adversely affect our sales growth.

There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products. In addition, reimbursement standards and rates may change. We believe that the failure of users of our GI and pulmonary products to obtain adequate reimbursement from third-party payers has had a materially adverse effect on our sales.

Our products and manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies.

Our products are medical devices and therefore subject to extensive regulation in the United States and in the foreign countries where we do business. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA’s Quality Systems Regulation can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

We currently purchase certain critical components from a manufacturer under a supply agreement, and if that manufacturer is unable or unwilling to produce our product requirements in quality and quantity to our satisfaction, our business will be harmed.

Certain critical components of our products, such as image bundles, are currently being purchased solely from Pentax, a competitor of ours. These components are being purchased pursuant to a supply agreement that expires in March 2007, and is renewable automatically for two years. It is subject to termination by mutual consent or upon breach or bankruptcy. We believe that while substitute components, which are currently produced by sources other than Pentax, would be available, such substitute components may be more expensive and of a lower quality and may require a redesign of our endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by us. Our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business. In addition, our industrial borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from Pentax and Machida Endoscope Company, Ltd. The failure of us to obtain a sufficient quantity of such components on favorable terms could materially adversely affect our business.

If we do not continue to develop and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer.

The endoscopy industry is subject to continuous technological development and product innovation. If we do not continue to be innovative in the development of new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing new and innovative applications of our endoscopy technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products and identify new markets for our products and technology, our products and technology could become obsolete and our revenues and operating results could be adversely affected.

Competition in the medical device industry is intense and many of our competitors have greater resources than we do.

The flexible endoscopes and related products currently sold and under development by us face competition primarily from medical products companies such as Olympus and Pentax. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for our products. The principal competitors for our industrial products are Olympus and Welch Allyn. Many of our competitors and potential competitors have greater financial resources, research and development personnel, and manufacturing and marketing capabilities than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as to acquire new technologies or products that could effectively compete with our product lines. In addition, it is possible that other large health care companies may enter the flexible endoscope market in the future.

Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include:

•       product performance and design;

•       ability to sell products tailored to meet the applications needs of clients and patients;

•       quality of customer support;

•       product pricing;

•       product safety;

•       sales, marketing and distribution capabilities;

•       success and timing of new product development and introductions; and

•       intellectual property protection.

We may not be able to protect our intellectual property rights or technology effectively.

Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that our pending patent applications will result in patents being issued or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. There can be no assurance that measures taken by us to protect our proprietary information will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. In addition, in the event that another party infringes our patent rights or other proprietary rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success. Moreover, there can be no assurance that claims alleging infringement by us of other’s proprietary rights will not be brought against us in the future or that any such claims will not be successful. If we are unable to maintain the proprietary nature of our technologies, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and affect our ability to become profitable.

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates.

The development, manufacture and sale of medical products involves a significant risk of product liability claims. We maintain product liability insurance with coverage limits of $2,000,000 per year. We believe that this level of coverage is adequate, given our past sales levels, our anticipated sales levels for FY 07 and our claims experience. We will reevaluate the adequacy of this coverage when and if our sales substantially increase, or another need arises. No product liability claims have been brought against us to date.  However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

We sell our products in numerous international markets.

Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products in foreign countries, and we therefore are subject to risks associated with having international operations. Sales to unaffiliated customers outside of the United States were approximately $2,981,000, $3,370,000 and $4,122,000 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively. Our international sales are subject to a number of risks, including:

•       foreign certification and regulatory requirements;

•       maintenance of agreements with competent distributors;

•       import and export controls;

•       currency exchange fluctuation; and

•       political and economic instability.

We may be unable to attract and retain management and other personnel we need to succeed.

Our success depends on the services of our senior management and other key research and development, manufacturing, sales and marketing employees. The loss of the services of one or more of these officers and/or employees could have a material adverse effect on our business.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The operations of our medical segment currently occupy approximately 20,000 square feet of space in Natick, Massachusetts under a lease that expires in October 2007. The operations of the Company’s industrial segment, and the offices of the Company’s corporate segment are located in Orangeburg, New York under a lease for approximately 10,000 square feet, which expires in August 2010, and a sublease for approximately 5,000 square feet, which expires in July 2007.

Our Natick and Orangeburg facilities are registered with the FDA as medical device manufacturing facilities and, therefore, are subject to the FDA’s QSR regarding manufacturing, testing, quality control and documentation procedures. We believe that the physical characteristics and layouts of these facilities are adequate to manufacture our products in compliance with applicable FDA regulations. In addition, our Natick facility is registered as meeting the requirements of ISO 13485, allowing us to sell our medical products in Europe and Canada.

Item 3.                        Legal Proceedings

As of March 31, 2006, there were no material legal proceedings to which we or any of our subsidiaries are a party, or to which any of our properties are subject.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of FY 06.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 30, 1997, the Company’s Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq SmallCap Market, as reported by Nasdaq during the periods indicated.

Fiscal Year Ended March 31, 2005	High	Low
1st Quarter	$5.20	$3.12
2nd Quarter	4.32	2.57
3rd Quarter	3.80	1.90
4th Quarter	4.00	2.70

Fiscal Year Ended March 31, 2006	High	Low
1st Quarter	$2.91	$1.93
2nd Quarter	2.31	1.85
3rd Quarter	2.25	1.59
4th Quarter	2.19	1.55

Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of June 9, 2006, there were 35,150,627 outstanding shares of Common Stock held by 200 stockholders of record, in addition to which there were approximately 1,700 beneficial stockholders.

We have never paid cash dividends on our Common Stock, and we do not expect to pay any cash dividends on our Common Stock in the foreseeable future. In accordance with a line-of-credit agreement that we have with a bank, we are prevented from paying cash dividends on our Common Stock.

On February 14, 2005, the Company sold, in a private equity placement, an aggregate of 3,703,702 shares of common stock at a price of $2.70 per share, resulting in gross proceeds of approximately $10,000,000. The per share price represented 91% of the closing price of the Company’s common stock on the Nasdaq SmallCap Market at February 14, 2005. Two financial investors, who are independent of the Company, acquired approximately $8,000,000 of the common stock sold, and two employees, who are also directors, (the “Insiders”) acquired the remainder. In addition, as part of the transaction, the Company issued warrants to purchase an additional 1,103,704 shares of common stock to the investors and to the placement agent. The warrants are exercisable immediately over a period of five years at a price of $3.75 per share. The agreement does not require the Company to file any registration statement covering the resale of any of the common stock or warrants acquired by the investors in the transaction. However, the agreement does provide the investors with piggyback registration rights when and if the Company does file a registration statement. The transaction was determined to be at fair market value based upon a review by the Board of Directors of the daily volume of trading of the Company’s common stock on the Nasdaq SmallCap, and based upon the fact that there was no requirement for registering the shares. The transaction was approved by the Company’s Board of Directors in a unanimous written consent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2006:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)(2)
Equity compensation plans approved by security holders	4,617,129	$1.61	1,132,108
Equity compensation plans not approved by security holders(3)	—	—	—
Total.	4,617,129	$1.61	1,132,108

(1)          In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2006, shares issuable under the 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

(2)          Includes any shares of Common Stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003.

(3)          All of our equity compensation plans have been approved by our stockholders.

There were no repurchases of registered equity securities during the last quarter of FY 06.

Item 6.                        Selected Financial Data

The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes contained in Appendix A to this report.

	Year Ended March 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$6,713	$6,430	$9,927	$10,326	$11,150
Gross profit	2,222	1,667	3,771	2,944	2,636
Loss from operations	(1,181)	(1,759)	(3,794)	(2,558)	(4,227)
Net loss	(1,895)	(1,707)	(3,748)	(2,505)	(4,036)
Net loss per share	(.07)	(.06)	(.12)	(.08)	(.11)
Balance Sheet Data:
Cash and cash equivalents	$3,142	$2,869	$2,715	$9,869	$6,138
Total assets	6,000	5,447	6,729	14,748	11,511
Total liabilities	1,878	1,311	1,763	1,907	2,013
Stockholders’ equity	4,122	4,136	4,966	12,841	9,498

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Executive Summary

We develop, manufacture and sell flexible endoscopes and disposable EndoSheaths for the medical device market, and flexible borescopes for the industrial device markets. We operate in three reporting segments: medical, industrial and corporate.

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

Our strategy in the medical segment in FY 06 was comprised of three components: a) build on our improved sales distribution, b) continue to lower manufacturing costs, and c) increase the number of new product offerings.

Sales Distribution

Since September 19, 2003, we have been distributing all of our products for the ENT market in the United States and Canada through Medtronic ENT (“MENT”, formerly known as “Medtronic Xomed”) under the Medtronic Agreement. The initial term of the Medtronic Agreement is three years. Thereafter, the Medtronic Agreement is automatically renewed for successive one-year periods, unless terminated by either party upon advance written notice. Under the Medtronic Agreement, we have granted MENT exclusive distribution rights in the United States and Canada to market and sell our ENT and TNE EndoSheaths and endoscopes to ENT practitioners. MENT fulfilled certain minimum purchase requirements for the initial twelve-month period of the term. The Medtronic Agreement resulted in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the quantities of endoscopes and EndoSheaths purchased by Medtronic Xomed in the initial twelve-month period. In the second year (“Year 2”) of the Medtronic Agreement, MENT purchased fewer units of ENT endoscopes and ENT EndoSheaths than in the initial period, due to the build up of inventory that resulted from the purchases in the initial period. During Year 2, to expedite depletion of the inventory, we and MENT began a rebate program, whereby we agreed to pay MENT a cash rebate for ENT EndoSheaths they sold to new users who committed to a large annual purchase. The rebate program was designed to run for one year, ending September 30, 2005. During that period, we recorded deferred revenue of approximately $60,000 for the rebate program. As of December 31, 2005, the inventory of ENT SOS at MENT had declined to a level where MENT re-commenced ordering, allowing us to terminate the rebate program. We recognized the deferred revenue in sales for the three months ended December 31, 2005. MENT continued to increase their orders of ENT SOS, and by the end of FY 06 was purchasing approximately 49,000 units of ENT SOS per quarter. We expect in FY 07 that MENT will purchase ENT EndoSheaths at an annualized rate of approximately 220,000 units.

We believe the marketing and sales capabilities of MENT has facilitated and will continue to facilitate the introduction of new products to the ENT market by allowing quicker market acceptance of these products than if we marketed them ourselves. As a result of the Medtronic Agreement, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of MENT, over which we have limited control. We continue to retain the right to terminate the exclusivity of this agreement, and conduct periodic reviews of our strategy to determine its effectiveness.

In December 2004, we signed an agreement (the “MGU Agreement”) with Medtronic USA, Inc., the gastroenterology/urology division of Medtronic, Inc. (“MGU”), granting MGU the exclusive right to distribute our new cystoscope with Slide-On EndoSheath System to urologists in the United States and Canada. The term of the MGU Agreement was through March 31, 2006, renewable for successive one-year periods unless either party notified the other party in writing at least 90 days prior to the end of any term that it did not want to renew. In May 2006, we and MGU mutually terminated the MGU Agreement, due to lower sales than we expected, and a change in strategy by MGU. MGU has decided to put greater focus on therapies and narrow its overall uro-diagnostics product offerings, which included our products.  We decided to distribute our flexible cystoscope and Slide-On EndoSheath System through a network of independent sales representatives.

We have retained our domestic network of independent sales representatives for the GI and pulmonary product lines. Also, we have retained our own international network of distributors for all our medical product lines.

Cost Reduction

In FY 04, we decided we could reduce manufacturing costs by sub-contracting the manufacture of our EndoSheaths to a company in Israel. We spent much of FY 05 executing a transition plan to that end. However, in May 2005, we realized that the transition was not going to be as successful as we had planned, due to a variety of issues surrounding quality, consistency of personnel and cost savings. As a result, we decided to bring the manufacture of these products back to our Natick facility, and expect that to be completed during the second fiscal quarter of FY 07. During FY 06, we entered a termination agreement with the sub-contractor in Israel that resulted in a transition period during which the sub-contractor manufactured 180,000 units of ENT SOS. This purchase allowed us to keep up with demand for our ENT SOS and to build up a supply of inventory that we plan to sell while we are re-configuring our line of equipment in Natick to include the equipment currently at the sub-contractor. We expect that the re-configuration will be completed in the fall of 2006, and will result in a reduction in the unit cost for ENT SOS of approximately 25%. Also during FY 07, we plan to implement reductions in the cost of materials and labor across our endoscope and EndoSheath product lines.

New Products

In May 2005, we received clearance from the FDA to market the ENT-3000 endoscope with battery powered LED light source. This was a successful new product, resulting in sales to the domestic and international markets of approximately $600,000 in FY 06. In FY 05, we received clearance from the FDA to market our TNE Bx endoscope with Slide-On EndoSheath system, and our cystoscope with Slide-On EndoSheath System. In addition, we released a line of peripheral products for ENT and urology physicians’ offices. Our plans for product development in FY 07 include the design of a new family of videoscopes with a miniature digital camera mounted on the distal end of the insertion tube, and design and cost improvements to our TNE D, TNE Bx and cystoscopes. We also plan to work on improvements to our manufacturing processes that will result in lower costs to produce EndoSheaths.

Industrial Segment

The industrial segment designs, manufactures and sells flexible endoscopes, termed borescopes, for industrial users, and manufactures and repairs flexible endoscopes for the medical segment. The industrial segment users consist primarily of the medical segment, companies in the aircraft engine manufacturing and maintenance markets, the defense market and a variety of specialized industrial markets.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured; and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) is based on management’s judgment regarding the collectibility of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

We sell our ENT products in the United States and Canada through MENT, according to the terms of the Medtronic Agreement. During FY 06, we sold our urology products in the United States and Canada through MGU, according to the terms of the MGU Agreement. Neither of these agreements provide for any terms related to product acceptance, warranty or contingencies, such as rights of return, that are different than the normal terms we grant to other customers. Both agreements provide for a discount for payment within 10 days of invoice for products shipped under the agreements.

During the fiscal year ended March 31, 2005, the Company and MENT modified the Medtronic Agreement to provide for a rebate to MENT for sales of ENT EndoSheaths to new customers who commit to large purchases. The rebate program was designed to run for one year, ending September 30, 2005. The Company accounted for this modification under Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During that period, we recorded deferred revenue of approximately $60,000 for the rebate program. We recognized the deferred revenue in sales when the rebate program was terminated in the three months ended December 31, 2005.

Non-qualified Options Issued to Non-employees

In FY 02 through FY 04, we accounted for certain non-qualified options granted to non-employees to purchase our common stock in accordance the EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. In accordance with EITF 00-19, once vested, these contracts were carried at fair value, with any changes in fair value recorded in the results of operations. Fair values for non-qualified options are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. We use the Black-Scholes option pricing model to determine the fair market value of non-qualified options.

Effective March 31, 2004, we amended the non-qualified option agreements previously granted to non-employees. This amendment provides that we may settle our obligation to the holder by delivering unregistered shares to the holder. As a result of this amendment, we now account for these non-qualified options as equity instruments, and the fair market value of these options was transferred to the equity section of our balance sheet. Effective April 1, 2004, we account for options issued to non-employees in accordance with the provisions of EITF 96-18.

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

Results of Operations

Fiscal Year Ended March 31, 2006 Compared to the Fiscal Year Ended March 31, 2005

Sales

Net sales in FY 06 were $11,150,371, an increase of $824,398, or 8%, compared to net sales in FY 05. Sales in the medical segment increased by $1,099,297, or 15%, to $8,336,518, while sales of the industrial segment decreased by $274,899, or 9% to $2,813,853. In the medical segment, we track sales of endoscopes and EndoSheaths by market. We also track sales of peripheral items that can be sold to more than one market. Sales of other products include sales of GI and pulmonary products, repairs and accessories. Sales by segment and by category in FY 06 and FY 05 were as follows ($000’s):

Category	FY 06	FY 05	Increase (Decrease)	Percent
ENT	$5,809	$5,140	$669	13%
Urology	1,010	761	249	33%
Peripherals	549	372	177	48%
Other	968	964	4	0%
Total medical	$8,336	$7,237	$1,099	15%
Total industrial	$2,814	$3,089	$(275)	(9)%
Total VSCI	$11,150	$10,326	$824	8%

Medical Segment—ENT Market

Sales to the ENT market include products for the domestic and international markets as follows:

ENT Market	FY 06	FY 05	Increase (Decrease)	Percent
Domestic	$2,734	$3,084	$(350)	(11)%
International	3,075	2,056	1,019	50%
Total ENT	$5,809	$5,140	$669	13%

We further delineate the products sold to the domestic market, as follows:

Products	FY 06	FY 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,199	$1,192	$7	1%
Endoscopes	1,535	1,892	(357)	(19)%
Total Domestic ENT	$2,734	$3,084	$(350)	(11)%

The primary reason for the decrease in sales of products to the domestic ENT market was the lower sales of TNE endoscopes to MENT, our exclusive distributor of ENT products in the United States and Canada. Usage of TNE endoscopes by ENT physicians allows them to perform procedures in their offices that currently are performed by GI physicians in hospitals. Educating this market on the advantages of these procedures has proven more difficult than we or MENT had anticipated. We expect these procedures will be more popular among ENT physicians in the future to diagnose and treat gastroesophageal reflux disease (“GERD”), especially as the population ages. A TNE (Trans Nasal Esophagoscopy) procedure allows patients to receive topical anesthetics in a physician’s office, as opposed to the more common Trans Oral Esophagoscopy procedure that requires a patient to be consciously sedated in a hospital.  A patient who undergoes a TNE procedure can recover more quickly than one who is consciously sedated. In addition, physicians can receive higher reimbursement rates, and treat more patients in a given day, by performing these procedures in their offices, than by performing them in hospitals. It is our view that these procedures will increase in the future because the inconvenience to the patient is less and the total cost is less when they are done in an office, compared to in a hospital. However, it will take time to educate and train the physicians and educate the patient population on these advantages.

Sales of ENT endoscopes increased in FY 06, compared to FY 05, due primarily to the release of our new ENT-3000 portable endoscope with battery-powered LED light source. These new scopes increase the mobility of ENT physicians, allowing them to perform procedures remotely without having to utilize conventional cumbersome light sources.

During FY 06, we sold approximately 157,000 units of our ENT SOS to MENT, an increase of approximately 4%, compared to FY 05.   During FY 06, MENT sold their excess inventory, allowing us to increase our sales to them to a run rate of approximately 200,000 units annually by our fourth fiscal quarter. We expect unit sales of our ENT SOS to MENT will increase by approximately 10% in FY 07, compared to FY 06. In addition, during FY 06, we experienced a significant percentage increase in the sales of ENT Sensory and TNE Diagnostic EndoSheaths. While the total number of units sold is small, we believe the increase in sales of these EndoSheaths proves need and growing acceptance in the market for these procedures to be performed in physician’s offices. The ENT Sensory EndoSheath is used with a conventional ENT endoscope to test for swallowing disorders, a condition common among the elderly populations and stroke victims. The TNE Diagnostic EndoSheath is used with our proprietary TNE Diagnostic endoscope to diagnose GERD and other disorders of the esophagus.

Total sales to MENT in FY 06 were $3.42 million, a decrease of approximately $0.16 million, or 4%, compared to $3.58 million in FY 05. Total sales to MENT include sales in the Other category, which includes accessories and repair services. Although MENT did not purchase the required number of ENT SOS to maintain their exclusivity under the Medtronic Agreement, we have not exercised our right to terminate their exclusivity, as we currently believe they represent the best alternative for us to distribute our current line of ENT products and drive product acceptance of new ENT products in the domestic market.

As a result of the Medtronic Agreement, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of MENT over which we have limited control.

We further delineate the products sold to the international market as follows:

Products	FY 06	FY 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$2,134	$1,490	$644	43%
Endoscopes	941	566	375	66%
Total International ENT	$3,075	$2,056	$1,019	50%

Unit sales of ENT SOS to the international market were 334,645, an increase of 102,891, or 44%, compared to unit sales of 231,754 in FY 05. The sales increase was due primarily to higher demand in the U.K and France, and in the Benelux countries, where we changed distributors. In addition, we hired an International Sales Manager who contributed significantly to our efforts to open new markets. This effort bore fruit in the Middle East, where establishing agreements with new distributors resulted in approximately 16% of the increase in unit volume. Price was not a significant factor in the sales increase in FY 06, as our average selling price (“ASP”) for ENT SOS was flat, compared to FY 05.

We sold 218 ENT endoscopes in FY 06, an increase of 98 units, or 82%, compared to unit sales in FY 05. The ASP for ENT endoscopes was approximately 6% lower in FY 06 compared to FY 05. Approximately half of the increase was due to the release of our ENT-3000 endoscope with portable battery-powered LED light source. The remainder of the increase was due to a combination of higher sales of ENT-2000 endoscopes to our established network of international distributors and to new distributors and customers in Eastern Europe, the Middle East and South America. Our plans for FY 07 include establishing new agreements with distributors in countries where we do not have a presence. As of May 31, 2006, we have 17 independent distributors, covering Europe, the Far East, Australia and the Middle East. In addition, we have a number of other international customers to whom we sell products, but with whom we do not have formal distribution agreements.

Medical Segment—Urology Market

Sales to the urology market include sales of our flexible cystoscope and Slide-On Cystoscope EndoSheath System to MGU of $873,000, and to international distributors of $137,000, compared to $367,000 and $394,000, respectively, in FY 05. According to the MGU Agreement, we had expected to sell $1,611,500 in FY 06. However, MGU’s sales force was too small to properly educate and train urologists in the use and benefits of our system. As a result, MGU purchased fewer EndoSheaths than expected. Also during FY 06, MGU modified its strategy to place greater focus on therapies, and to narrow its overall uro-diagnostics product offering, which included our system. As a result, we and MGU terminated the MGU Agreement on May 1, 2006. We plan to market and sell our flexible cystoscope and Slide-On EndoSheath System through a network of independent sales representatives in FY 07.

The lower sales of urology products to our international distributors in FY 06 were due primarily to our initial distributor in the U.K. acquiring a major urology company that manufactures and sells conventional cystoscopy products in which they decided to concentrate their efforts. We mutually terminated our relationship with that distributor for our urology products, and have entered into a distribution agreement for urology products with another company in the U.K. In addition, regulatory authorities in Australia required physicians to reprocess cystoscopes after each use, regardless of whether an EndoSheath was used in the procedure. This regulatory requirement reduced the economic benefits of our system, resulting in lower sales.   In FY 07, we expect growth in this product line, as we add to the number of distributors selling it. We plan to sell through our current international distributor network, and also to expand this network to include distributors in countries where we do not presently sell our urology products.

Medical Segment—Peripherals and Other

Sales of peripheral products in FY 06 increased to $549,000, compared to $372,000 in FY 05, due primarily to higher sales of our digital video add-on camera, and our line of light sources. The camera is a video solution for fiberscopes, allowing physicians to enhance their clinical setting by projecting an image of the patient on a monitor, printing the image and recording historical data. Our digital video add-on camera works with our proprietary endoscopes and with competitive endoscopes. Sales of other products also include sales to the GI and pulmonary markets. We have a small installed base of users of these products, and we plan to continue to supply them with product in FY 07, but we are currently not promoting products in the GI and pulmonary markets, and expect sales of these products will decline, compared to sales in FY 06. In addition, we believe that colonoscopies, a more thorough examination of a person’s colon, are more common than sigmoidoscopies in the GI market.

Industrial Segment

Sales in FY 06 of products in this segment decreased as demand for new borescopes declined from FY 05. The lower demand reflects the market’s desire for video scopes, as opposed to fiberoptic scopes. We expect our sales of this product line will remain flat until we release our own line of video scopes.

Gross Profit

Gross profit was $2,636,153, a decrease of $307,389, compared to FY 05. The gross profit of the medical segment increased by approximately $85,400 to $1,933,800, and was 23% of sales, compared to 26% of sales in FY 05. Gross profit of the industrial segment decreased by approximately $392,800 to $702,300 and was 25% of sales, compared to 35% of sales in FY 05.

The increase in the gross profit of the medical segment was primarily due to the higher unit volume of ENT EndoSheaths sold to the international market, offset partially by lower sales of TNE endoscopes, provision for inventory reserves and higher spending for freight costs, payroll and outside services. We added approximately $300,000 to our inventory reserves, primarily to recognize that the manufacturing costs of our cystoscope EndoSheaths are higher than the prices we are able to attain in the market.

During FY 04, we began the process of moving the manufacturing of our EndoSheaths to a sub-contractor in Israel, where we expected the unit costs of these products would decline by approximately 50%. The transfer of the manufacturing took longer than we had expected due to delays in the manufacturing of the equipment and difficulties inherent in the transfer of production techniques. We began receiving manufactured product from Israel at the end of our second fiscal quarter of FY 05. During the third and fourth fiscal quarters of FY 05, the Israeli sub-contractor manufactured EndoSheaths for the GI and ENT markets. We also continued to manufacture some EndoSheaths for the ENT, pulmonary and urology markets in our Natick, MA facility. During the first fiscal quarter of FY 06, it became apparent that by utilizing the sub-contractor, we were not able to exert sufficient control over the manufacturing processes to have the confidence level we believe necessary for our product quality. In addition, we realized that the costs savings we had planned on by manufacturing our EndoSheaths in Israel were not going to be what we had expected. Thus, we decided to move the production of our EndoSheaths back to our Natick, MA facility. In October 2005, we entered into a termination agreement with this sub-contractor, resulting in the purchase of 180,000 units of our ENT SOS over a six-month period. This purchase was completed in May 2006, after which we brought the equipment used in Israel to our Natick, MA facility. Our plans include setting up a new production line comprised of equipment from Israel, and equipment existing in Natick. We expect this will result in a reduction in the unit cost of the ENT SOS of approximately 25%, beginning in the third fiscal quarter of FY 07.

The lower gross profit in the industrial segment was due primarily to the lower volume of new product sold to customers and to unabsorbed overhead expenses. In addition, in FY 05 the industrial segment was able to use inventory totaling approximately $166,000, previously reserved for, in the production and repair of borescopes. That did not recur in FY 06.

Operating Expenses

Operating expenses increased by $1,046,093 in FY 06, compared to FY 05. Selling, general and administrative expenses (“SG&A”) increased by $239,911, and research and development (“R&D”) increased by $806,182. Operating expenses by segment, in $000’s, were as follows.

Expense Category	FY 06	FY 05	Increase (Decrease)
S,G&A
Medical	$2,142	$1,924	$218
Industrial	869	801	68
Corporate	1,126	1,172	(46)
Total S,G&A	$4,137	$3,897	$240
R&D
Medical	$2,228	$1,381	$847
Corporate	—	41	(41)
Total R&D	$2,228	$1,422	$806

In the medical segment, the increase in SG&A expenses was due primarily to higher spending on personnel of approximately $222,000, higher spending for travel & entertainment related to international sales of approximately $39,000 and higher spending for outside services of approximately $81,000, related primarily to our computer system. These increases were partially offset by lower spending for product promotion and other items of approximately $124,000.

In the industrial segment, the increase in SG&A costs was due primarily to an increase in the reserve for uncollectible accounts of approximately $73,000.

In the corporate segment, SG&A costs decreased by approximately $46,000 due primarily to lower spending for personnel of approximately $122,000, offset partially by higher spending for outside professional fees, especially our outside accounting firm, of approximately $76,000, net.

R&D expenses increased in the medical segment by approximately $847,000, while declining by approximately $41,000 in the corporate segment. The higher spending in the medical segment was due primarily to spending of approximately $400,000 on the design of low cost methods to reduce the cost of manufacturing our EndoSheaths. In addition, we incurred higher spending for personnel and supplies for a variety of programs, including a new D-shaped endoscope design and the design of a new family of video endoscopes. In the corporate segment, we ceased our efforts in Israel for CMOS patent applications in FY 05, and did not incur any expenses for these applications in FY 06. We expect our R&D expense will be greater in FY 07 than in FY 06 due to development efforts regarding new technologies that will enhance the competitive position of our endoscopes, and to continued efforts to achieve a new EndoSheath design that is very low cost and manufactured using production processes that are more automated than our current processes. Our goal remains to release products where we believe our EndoSheath technology can increase physicians’ practice efficiency, provide for patient safety and result in lower costs to provide medical care.

The increase in expense for stock-based compensation was due primarily to complying with Internal Revenue Code Section 409A. In June 2003, we granted options to purchase 1,295,000 shares of common stock to certain of our employees at an exercise price of $1.04 per share. The fair market value of the common stock on the date of grant was $1.09 per share. As a result, we recognized deferred compensation for the difference between the fair market value and the option exercise price. This expense was recorded as the options vested. In the fiscal year ended March 31, 2005, we recognized $13,187 of expense related to these options.

In September 2005, the U.S. Treasury Department and Internal Revenue Service issued proposed regulations under Section 409A of the Internal Revenue Code (“Section 409A”), which was enacted as part of the American Jobs Creation Act of 2004. The proposed regulations covering Section 409A provide that stock options that vest after December 31, 2004 may be subject to Section 409A as “deferred compensation” if the exercise price is below the fair market value of the underlying stock on the date of grant. Unless such discounted stock options were amended, the stock options would not be compliant with Section 409A and would likely have resulted in income recognition to the option holder prior to exercise (i.e., at the time of vesting), an additional 20% income tax and potential interest charges.

In order to comply with Section 409A, we and the subject employees agreed to amend the original option agreements, and issue new amended options. The new options are for shares that vested after December 31, 2004, and have a new option price of $1.09 per share, the fair market value of the underlying common stock on June 3, 2003, the original date of the options, bringing them into compliance with Section 409A. According to EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, these options have an accounting effect, due to the change in the measurement date. The fair market value of the common stock at December 30, 2005, the date of grant, was $2.08 per share. We accounted for this change in the year ended March 31, 2006 according to APB 25 by recognizing compensation expense equal to the difference between the fair market value per share and the option price for the calendar year 2005 and the three months ended March 31, 2006 totaling $312,266.  Subsequent to March 31, 2006, we will recognize stock-based compensation for the unvested options under SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R).

Other Income (Expense)

Interest income increased, due primarily to higher cash balances in FY 06 subsequent to the issuance of new equity in February 2005. Other income decreased slightly due to higher royalties paid for a patent licensed for the production of a component used in our pulmonary and urology EndoSheaths, partially offset by higher royalties received on a patent licensed to a company in the urology market.

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

Sales

Net sales in FY 05 were $10,325,973, an increase of $398,847, or 4%, compared to net sales in FY 04. Sales in the medical segment increased by $536,615, or 8%, to $7,237,221, while sales of the industrial segment decreased by $137,768, or 4% to $3,088,752. In the medical segment, we track sales of endoscopes and EndoSheaths by market. We also track sales of peripheral items that can be sold to more than one market. Sales of other products include sales of GI and pulmonary products, repairs and accessories. Sales by segment by category in FY 05 and FY 04 were as follows ($000’s):

Category	FY 05	FY 04	Increase (Decrease)	Percent
ENT	$5,140	$5,735	$(595)	(10)%
Urology	761	—	761	100%
Peripherals	372	166	206	124%
Other	964	800	164	21%
Total medical	$7,237	$6,701	$536	8%
Total industrial	$3,089	$3,226	$(137)	(4)%
Total VSCI	$10,326	$9,927	$399	4%

Medical Segment—ENT Market

Sales to the ENT market include products for the domestic and international markets as follows:

ENT Market	FY 05	FY 04	Increase (Decrease)	Percent
Domestic	$3,084	$3,579	$(495)	(14)%
International	2,056	2,156	(100)	(5)%
Total ENT	$5,140	$5,735	$(595)	(10)%

We further delineate the products sold to the domestic market, as follows:

Products	FY 05	FY 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,192	$1,922	$(730)	(38)%
Endoscopes	1,892	1,657	235	14%
Total Domestic ENT	$3,084	$3,579	$(495)	(14)%

The primary reasons for the decrease in sales of products to the domestic ENT market was the build-up of inventory of Slide-On ENT EndoSheaths at MENT, our exclusive distributor of ENT products in the United States and Canada during the first 12 months of the Medtronic Agreement. This build-up was a result of a mismatch between the minimum quantities of the Slide-On ENT EndoSheaths that MENT was required to purchase under the Medtronic Agreement, and the slower than anticipated ramp-up in sales. In addition, the market for TNE D endoscopes and EndoSheaths did not develop as quickly as we had hoped. Partially offsetting these decreases were sales of TNE Bx endoscopes and EndoSheaths, new products in FY 05.

Total sales to MENT in FY 05 were $3.58 million, an increase of approximately $0.65 million, or 22%, compared to $2.93 million in FY 04. Total sales to MENT include sales in the Other category, which includes accessories and repair services. Although MENT did not purchase the required number of ENT EndoSheaths to maintain their exclusivity under the Medtronic Agreement, we did not exercise our right to terminate their exclusivity, as we currently believed they represented the best alternative for us to distribute our current line of ENT products and drive product acceptance of new ENT and TNE products in the domestic market.

During FY 05, we and MENT began a rebate program, whereby we offered MENT a cash rebate for the purchase by new customers of large amounts of ENT EndoSheaths in a one-year period. The program was designed to run until September 30, 2005. In FY 05, we recorded sales discounts of approximately $45,000 as a reserve for the rebate program. MENT indicated the price reductions under this program were not significant enough to entice customers who perform large numbers of ENT procedures to purchase EndoSheaths. The rebates ranged from $.02 to $1.17 per unit, depending upon the price received from the end-user by MENT.

Unit sales of ENT EndoSheaths to the domestic market were 150,400, a decrease of 60,345, or 29% compared to the 210,745 units sold in FY 04. The reduction in unit sales was directly related to the inventory build-up at MENT during the first year of the Medtronic Agreement. Unit sales of ENT endoscopes were 227, a decrease of 27, or 11%, compared to the unit sales of 254 in FY 04.

During FY 05, we released the TNE Bx endoscope with Slide-On EndoSheath System. We recorded sales of these products to MENT in FY 05, but did not expect to generate significant sales in FY 06. This is due to the time required to validate the product with users, a project we and MENT worked on jointly.

We further delineate the products sold to the international market as follows:

Products	FY 05	FY 04	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,490	$1,604	$(114)	(7)%
Endoscopes	566	552	14	3%
Total International ENT	$2,056	$2,156	$(100)	(5)%

Unit sales of ENT SOS to the international market were 231,754, a decrease of 41,437, or 15%, compared to unit sales of 273,191 in FY 04. The average selling price (“ASP”) for ENT SOS was $6.25 in FY 05, an increase of 8% compared to $5.81 in FY 04. We announced this price increase at the end of FY 04. We attribute some erosion of sales to the emergence in Europe of a competing manufacturer of sheaths. We believe this competitor was selling products with features that are within the claims of our patents. We have defended, and intend to continue to defend, our intellectual property rights vigorously. We believe our product quality, breadth of product offerings and financial resources are superior to the competitor’s.

We sold 120 ENT endoscopes in FY 05, a decrease of 24 units, or 17%, compared to unit sales in FY 04. The ASP for ENT endoscopes was approximately 4% greater in FY 05 compared to FY 04, again due to price increases announced at the end of FY 04. The decrease in sales was due primarily to lower demand from Europe, due primarily to single payer systems overspending compared to their budgets, thus limiting expected purchases of endoscopes. Additionally, there were new high level disinfectants (“HLD”) used to disinfect endoscopes in the market. While these HLDs are designed to be more compatible with the environment, their effect on materials used to manufacture endoscopes has, at times, been destructive. As a result, purchasers of endoscopes are requiring manufacturers to have statements of material compatibility with various types of HLDs.

During FY 05, we entered into agreements with new distributors in Europe, Asia and the Middle East. Although sales to those distributors were not material in FY 05, we expected sales to new distributors and our current distributors would improve in FY 06 due to our marketing efforts, and to the continued release of the new products to them. During FY 05, we hired a new Vice President of Sales and Marketing for the medical segment. In addition, we planned to continue to sign agreements with distributors in countries where we did not have a presence. As of May 31, 2005 we had 17 independent distributors with contracts, covering Europe, the Far East, Australia and the Middle East. In addition, we had a number of other international customers to whom we sold products, but with whom we did not have exclusive contracts.

Medical Segment—Urology Market

In December 2004, we entered into the MGU Agreement with MGU. The MGU Agreement provided for MGU to be the exclusive distributor in the U.S. and Canada of our flexible cystoscope with Slide-On EndoSheath System and ancillary products to the urology market. The MGU Agreement ran until March 31, 2006, the initial term, and thereafter would automatically renew for successive one-year period, unless either party notifies the other party in writing, at least ninety days prior to the end of any term, of its intent not to renew.

During the initial term, MGU was required to purchase $1,965,000 of our flexible cystoscope with Slide-On EndoSheath Systems, of which $353,000 was to be purchased in FY 05, and $1,611,500 was to be purchased in FY 06. During FY 05, MGU purchased a total of approximately $359,000, comprised of $266,000 of cystoscopes and $93,000 of Slide-On EndoSheaths. In addition, MGU purchased approximately $112,000 of accessories.

As a result of the MGU Agreement, the success of our urology product lines was substantially dependent upon the success of the marketing and sales activities of MGU, over which we had limited control.

In FY 05, we sold approximately $393,000 of flexible cystoscopes and Slide-On EndoSheath Systems to our network of international distributors, primarily in Australia and Europe. In FY 06, we expected growth in this product line, by adding to the number of distributors selling it. We planned to sell through our current international distributor network, and also to expand this network to include distributors in countries where we did not sell our urology products.

Medical Segment—Peripheral and Other

Sales of peripheral products in FY 05 increased to $372,000 from $166,000 in FY 04, due primarily to higher demand for our air pulse stimulator, the AP-4000, used in conjunction with our ENT Sensory EndoSheaths to test for swallowing disorders, a condition that occurs with elderly patients and stroke victims. In addition, we began selling our digital video add-on camera. Sales to the GI market declined by 38% in FY 05, compared to FY 04. We have a small installed base of users of these products, and we planned to continue to supply them with product in FY 06, but we expected sales of these products would continue to decline, compared to sales in FY 05. Sales to the pulmonary market increased. In December 2004 we announced we would be ceasing production of our EndoSheaths to the pulmonary market, and effective March 2005, increased the price of the EndoSheaths. This resulted in our receiving some orders from a small group of customers.

We believe the continued lack of reimbursement for the GI and pulmonary EndoSheaths by insurance companies to health-care providers, and that our endoscopes for these markets are fiberoptic, and not videoscopes, are the primary causes for the low sales of these products. In addition, we believe that colonoscopies, a more thorough examination of a person’s colon, are more common than sigmoidoscopies in the market.

Industrial Segment

Sales in FY 05 of products in this segment decreased as demand for new borescopes declined from FY 04. The lower demand reflects the market’s desire for video scopes, as opposed to fiberoptic scopes. We expect our sales of this product line will remain flat until we release our own line of video scopes.

Gross Profit

Gross profit was $2,943,542, a decrease of $827,908, compared to FY 04. The gross profit of the medical segment decreased by approximately $948,300 to $1,848,400, and was 26% of sales, compared to 42% of sales in FY 04. Gross profit of the industrial segment increased by approximately $120,400 to $1,095,100 and was 35% of sales, compared to 30% of sales in FY 04.

The decrease in the gross profit of the medical segment was primarily due to the lower unit volume of ENT SOS, and negative gross profit for the initial production of cystoscope EndoSheaths. The lower gross profit from the initial production runs of EndoSheaths for the urology market is typical of new products. During FY 06, we planned to institute design and manufacturing changes to reduce the costs of these EndoSheaths to allow us to realize a positive gross profit from the manufacture of them. The lower gross profit from the ENT and cystoscope EndoSheaths was partially offset by higher gross profit derived from higher volumes of TNE D and TNE Bx endoscopes and cystoscopes.

During FY 04, we began the process of moving the manufacturing of our EndoSheaths to a sub-contractor in Israel, where we expected the unit costs of these products would decline by approximately 50%. The transfer of the manufacturing took longer than we had expected due to delays in the manufacturing of the equipment and difficulties inherent in the transfer of production techniques. We began receiving manufactured product from Israel at the end of our second fiscal quarter of FY 05. During the third and fourth fiscal quarters of FY 05, the Israeli sub-contractor manufactured EndoSheaths for the GI and ENT markets. We also continued to manufacture some EndoSheaths for the ENT, pulmonary and urology markets in our Natick, MA facility. During the first fiscal quarter of FY 06, it became apparent that by utilizing the sub-contractor, we were not able to exert sufficient control over the manufacturing processes to have the confidence level we believe necessary for our product quality. In addition, we realized that the costs savings we had planned on by manufacturing our EndoSheaths in Israel were not going to be what we had expected. Thus, we decided to move the production of our EndoSheaths back to our Natick, MA facility. We expected this transition would be completed during the second fiscal quarter of FY 06. However, we entered into a termination agreement that required the sub-contractor to manufacture 180,000 ENT SOS. This turned out to be advantageous, as sales of our ENT SOS increased significantly in FY 06. Having the extra units of ENT SOS on hand will help us to ship product while we combine the two machine lines in Natick, MA.

The higher gross profit in the industrial segment was due primarily to the higher volume of new product sold to customers, and to efficiencies attained by the increase in production and repair of endoscopes for the medical segment. In addition, the industrial segment was able to use inventory previously reserved for, totaling approximately $166,000, in the production and repair of endoscopes in FY 05, resulting in higher gross profit for these items.  We expected the volume of sales to industrial customers of this segment will be flat in FY 06. We planned to increase the quantity of endoscopes manufactured by the industrial segment for the medical segment by approximately 20% in FY 06.

Although we expected this increase would result in increased absorption of overhead, we also expected we would incur an increase in the dollar amount of fixed overhead needed to manage this increased production.

Operating Expenses

Operating expenses increased by $1,151,926 in FY 05, compared to FY 04. SG&A expenses increased by $418,976, and R&D increased by $732,950. Operating expenses by segment in $000’s were as follows.

Expense Category	FY 05	FY 04	Increase (Decrease)
S,G&A
Medical	$1,924	$1,709	$215
Industrial	801	711	90
Corporate	1,172	1,058	114
Total S,G&A	$3,897	$3,478	$419
R&D
Medical	$1,380	$641	$739
Corporate	41	47	(6)
Total R&D	$1,421	$688	$733

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

In the industrial segment, the increase in SG&A costs was due primarily to higher spending of approximately $18,500 for product promotion; higher spending of approximately $35,700 for rent of additional space at our Orangeburg facility; higher spending of approximately $10,400 for shipping costs; and higher charges of approximately $23,300 for changes to charges to the reserve for uncollectible accounts.

In the corporate segment, SG&A costs increased by approximately $114,000 due primarily to severance costs for separation from service of a corporate officer.

R&D expenses increased in the medical segment by approximately $739,000, while declining by approximately $6,000 in the corporate segment. In the medical segment, costs for personnel to work on projects increased by approximately $500,000. The remainder of the increase was due primarily to costs related to the development of new products: TNE Bx scope and Slide-On EndoSheath System, cystoscope with Slide-On EndoSheath System and the line of peripheral products for image capture and archiving. In the corporate segment, we reduced our efforts in Israel for CMOS patent applications, and did not expect to incur costs for these patent applications in FY 06. We expected our R&D expense would be greater in FY 06 than in FY 05 due to development efforts regarding new technologies that will enhance the competitive position of our endoscopes, and to efforts that will allow us to achieve a new EndoSheath design that is very low cost and manufactured using a more automated production process.

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

Other Income (Expense)

Interest income increased, due primarily to higher cash balances in February and March 2005 subsequent to the issuance of new equity. Other income decreased slightly due to higher royalties paid for a patent licensed for the production of a component used in our pulmonary and urology EndoSheaths, offset partially by higher royalties received on a patent licensed to a company in the urology market.

Liquidity and Capital Resources

In FY 06, the amount of cash used in our operations was approximately $3,624,000, compared to a usage of approximately $2,309,000 in FY 05. This increased usage was due primarily to lower gross profits and higher spending for SG&A and R&D. We also incurred an increase in inventory, primarily related to raw materials and finished goods for TNE D, TNE Bx, cystoscope and their companion EndoSheaths. We expect our working capital needs may increase in FY 07, especially for accounts receivable due to higher sales, and to inventory due to manufacturing a broader range of product offerings and a desire to build safety stock for some key inventory components.

Cash used in investing activities was approximately $338,000, comprised of spending for the purchase of equipment and equipment manufactured internally to support our increased production, and the purchase and installation of new computers. We expect we may spend approximately $1,500,000 for new property, plant and equipment in FY 07, primarily for equipment related to automating the manufacture of current products, improving the production processes of current products and for production equipment related to the manufacture of new products.

Cash generated from financing activities totaled approximately $231,000. The primary source of this cash was the exercise of stock options by employees and non-employees. There are approximately 3.2 million vested options to purchase Common Stock outstanding at March 31, 2006, split between employees (61%) and non-employees (39%). These options have a weighted average exercise price of $1.41 per share. It is possible some of these options will be exercised in FY 07.

The primary composition of customers in the medical segment includes MENT and international distributors. We have good relations with these customers and expect our collection experience will remain approximately the same in FY 07 as in FY 06. Our days sales outstanding (“DSO”), a calculation of the number of calendar days that accounts receivable remain unpaid, at March 31, 2006 for the medical segment was 46, an increase of 2 days, compared to March 31, 2005. This increase was due primarily to slower payment cycle by MENT and MGU who were not taking advantage of the 1% discount offered to them. MENT usually pays their invoices within 14 days of shipment. Other customers, notably our international distributors pay in 30-60 days from date of invoice. The composition of customers in the industrial segment includes large and small industrial companies, and aircraft maintenance companies. The DSO for that group of customers was 51 at March 31, 2006, compared to 69 at March 31, 2005. The decrease is due to lower sales and to somewhat better collection efforts for a few customers who are relatively slower payers. We monitor our customer accounts formally on a monthly basis, and more often as necessary. During FY 06, the change in the composition of our accounts receivable and our experience of slower collections from some customers in the industrial segment resulted in a lower confidence level in the balance of accounts receivable, resulting in an increase in the allowance for doubtful accounts of approximately $75,000, net. We will continue to monitor our receivables and will adjust the allowance for doubtful accounts accordingly.

At March 31, 2006, our principal sources of liquidity included $6.1 million in cash and cash equivalents, and working capital of approximately $8.3 million. In October 2005, we renewed our bank agreement, which is subject to renewal again in July 2006. This bank agreement includes a revolving line of credit under which we may borrow up to $250,000, including any outstanding letters of credit and banker’s acceptances. Borrowings under these loan arrangements would bear interest at the prime rate, which was 7.75% on March 31, 2006, and would be collateralized by our assets. In addition, we have an equipment line with the bank, providing for us to borrow up to $750,000 for the purchase of new equipment until July 31, 2006. At that time, any borrowings under the equipment line would become payable as a note, over a three-year period, at the bank’s prime rate. Alternatively, we could arrange for other financing of the equipment at that time, and repay any amounts drawn down under that line. The agreement also stipulates that we have the greater of $2.0 million, or one-half of our cash and cash equivalents, on deposit or invested at the bank. In FY 06, we did not utilize the equipment line.

We have incurred losses since our inception, and we expect to incur losses in FY 07. We have funded the losses principally with the proceeds from public and private equity financings. We expect to use approximately $3.7 million of cash in FY 07, approximately 78% in the first half of the fiscal year, as we continue to spend on the development of new products, and on sales and marketing costs to establish new distribution channels. The amount spent in the first half of FY 07 is highly dependent upon our efforts to design the processes required for the increased automation of our EndoSheath production.

Our plans are to increase sales by increasing our market penetration of products, and by entering new markets where will sell these products. There can be no assurance that our strategy will result in higher sales during FY 07, and we may seek equity capital during FY 07. However, there can be no assurance that capital will be available on terms acceptable to us, if at all.

Contractual Obligations

The following chart summarizes our contractual obligations as of March 31, 2006.

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Long term debt	$30,624	$26,431	$4,193	$0	$0
Operating leases	1,110,770	364,485	512,411	233,874	0
Purchase commitments	1,992,000	1,992,000	0	0	0
Total	$3,133,394	$2,382,916	$516,604	$233,874	$0

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43, Chapter 4, (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007, beginning April 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Foreign Currency Exchange

We face exposure to adverse movements in the value of the Japanese yen due to purchases of raw materials from Japanese suppliers. This exposure may change over time, and could have a materially adverse effect on our financial results. We may attempt to limit this exposure by purchasing forward contracts, as required. Most of our liabilities are settled within 90 days of receipt of materials. At March 31, 2006, our liabilities relating to Japanese yen were approximately $74,000.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                 Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15e) and 15d-15(e) as of March 31, 2006, the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item appears under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which sections are incorporated herein by reference, and in Part I hereof under the caption “Executive Officers of the Company.”

The information regarding our code of ethics and the audit committee and audit committee financial experts is contained under the captions “Code of Ethics” and “Report of the Audit Committee of the Board of Directors”, respectively, in our 2006 Proxy Statement.

Item 11.                 Executive Compensation

The information required by this Item appears under the headings “Proposal 1: Election of Directors—Director Compensation”, “—Executive Compensation”, “—Agreements with Named Executive Officers”, and “—Compensation Committee Report on Executive Compensation” in the 2006 Proxy Statement, which sections are incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the heading “Stock Ownership of Certain Beneficial Owners and Managers” in the 2006 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item appears under the heading “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption “Market for Registrant’s Common Stock and Related Stockholder Matters.”

Item 14.                 Principal Accountant Fees and Services

The information required in this Item appears under the heading “Fees and Services” in the 2006 Proxy Statement which section is incorporated herein by reference.

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           Index to Consolidated Financial Statements.

1.	Financial Statements. The following financial statements and schedules of Vision-Sciences, Inc. are included as Appendix A of this Report:

Report of Independent Public Registered Accounting Firm

Consolidated Balance Sheets—March 31, 2005 and 2006.

Consolidated Statements of Operations—For the years ended March 31, 2004, 2005 and 2006.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss—For the years ended March 31, 2004, 2005 and 2006.

Consolidated Statements of Cash Flows—For the years ended March 31, 2004, 2005 and 2006.

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

VISION-SCIENCES, INC.
DATE: JUNE 21, 2006	By:	/s/ RON HADANI
Ron Hadani
President, Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Hadani and James A. Tracy, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ RON HADANI	President and CEO (Principal Executive Officer),	June 21, 2006
Ron Hadani	Director
/s/ JAMES A. TRACY	Vice President Finance, Chief Financial and
James A. Tracy	Accounting Officer (Principal Financial and Accounting Officer)	June 27, 2006
/s/ LEWIS C. PELL	Chairman of the Board of Directors	June 22, 2006
Lewis C. Pell
/s/ KATSUMI ONEDA	Director	June 26, 2006
Katsumi Oneda
/s/ DAVID W. ANDERSON	Director	June 21, 2006
David W. Anderson
/s/ KENNETH ANSTEY	Director	June 22, 2006
Kenneth Anstey
/s/ WARREN L. BIELKE	Director	June 21, 2006
Warren L. Bielke
/s/ JOHN J. WALLACE	Director	June 21, 2006
John J. Wallace

APPENDIX A

Vision-Sciences, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

as of March 31, 2005 And 2006
Together with Report of Independent Public
Registered Accounting Firm

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC REGISTERED ACCOUNTING FIRM

To the Shareholders and Board of Directors of Vision-Sciences, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries as of March 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of Vision-Sciences, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Vision-Sciences, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2005 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts

May 19, 2006

Vision-Sciences, Inc. and Subsidiaries

Consolidated Balance Sheets—March 31, 2005 and 2006

Assets	2005	2006
Current Assets:
Cash and cash equivalents	$9,868,586	$6,138,148
Accounts receivable, net of allowance for doubtful accounts of $70,097 and $145,402 in 2005 and 2006, respectively	1,662,486	1,767,913
Inventories, net	1,876,824	2,384,993
Prepaid expenses and other current assets	61,964	59,532
Total current assets	13,469,860	10,350,586
Property and Equipment, at cost:
Machinery and equipment	4,427,047	4,747,964
Furniture and fixtures	242,406	250,865
Leasehold improvements	573,780	582,631
	5,243,233	5,581,460
Less—Accumulated depreciation and amortization	4,040,060	4,489,529
Total property and equipment, net	1,203,173	1,091,931
Other Assets, net of accumulated amortization of $53,815 and $60,127 in 2005 and 2006, respectively	74,816	68,505
Total assets	$14,747,849	$11,511,022
Liabilities and Stockholders’ Equity
Current Liabilities:
Acceptances payable to a bank	$—	$61,536
Current portion of note payable	24,431	26,431
Accounts payable	637,408	892,398
Accrued expenses	1,213,577	1,028,146
Total current liabilities	1,875,416	2,008,511
Long-term Portion of Note Payable	31,089	4,193
Commitments (Note 5)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—34,998,877 shares and 35,148,427 shares at March 31, 2005 and 2006, respectively	349,988	351,483
Additional paid-in capital	74,987,548	75,678,615
Accumulated deficit	(62,496,192)	(66,531,780)
Total stockholders’ equity	12,841,344	9,498,318
Total liabilities and stockholders’ equity	$14,747,849	$11,511,022

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Fiscal Years Ended March 31, 2004, 2005 and 2006

	2004	2005	2006
Net Sales	$9,927,126	$10,325,973	$11,150,371
Cost of Sales	6,155,676	7,382,431	8,514,218
Gross profit	3,771,450	2,943,542	2,636,153
Selling, General and Administrative Expenses (1)	3,478,375	3,897,351	4,137,262
Research and Development Expenses (1)	688,627	1,421,577	2,227,759
Stock-based compensation	3,398,036	182,579	497,816
Loss from operations	(3,793,588)	(2,557,965)	(4,226,684)
Interest Income	30,387	46,316	196,785
Interest Expense	—	(4,971)	(3,159)
Other Income (Expense), net	14,998	11,317	(2,530)
Net loss	$(3,748,203)	$(2,505,303)	$(4,035,588)
Basic and Diluted Net Loss per Common Share	$(.12)	$(.08)	$(.11)
Shares Used in Computing Basic and Diluted Net Loss per Common Share	30,213,223	31,447,332	35,102,798
(1) Excludes non-cash stock-based compensation as follows:
Selling, General and Administrative Expenses	$814,992	$182,142	$491,738
Research and Development Expenses	2,583,044	437	6,078
	$3,398,036	$182,579	$497,816

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

for the Fiscal Years Ended March 31, 2004, 2005 and 2006

	Common Stock		Additional		Total	Total
	Number	$.01	Paid-in	Accumulated	Stockholders’	Comprehensive
	of Shares	Par Value	Capital	Deficit	Equity	Loss
Balance, March 31, 2003	29,588,280	$295,882	$60,082,930	$(56,242,686)	$4,136,126	$
Sale of common stock, net	524,098	5,241	323,771		329,012
Exercise of incentive stock options	485,800	4,858	574,596		579,454
Exercise of non-qualified stock options	89,785	898	68,975		69,873
Compensation expense related to employee non-qualified stock options			16,484		16,484
Compensation expense related to non- qualified stock option exercises			180,801		180,801
Conversion of non-qualified stock options to non-employees to equity instruments			3,402,399		3,402,399
Net loss	—	—	—	(3,748,203)	(3,748,203)	(3,748,203)
Total Comprehensive Loss						(3,748,203)
Balance, March 31, 2004	30,687,963	306,879	64,649,956	(59,990,889)	4,965,946
Sale of common stock, net	3,672,315	36,723	9,407,760		9,444,483
Exercise of incentive stock options	456,449	4,564	522,746		527,310
Exercise of non-qualified stock options	182,150	1,822	224,507		226,329
Compensation expense related to employee non-qualified stock options			13,187		13,187
Compensation expense related to non-employee non-qualified stock options			169,392		169,392
Net loss	—	—	—	(2,505,303)	(2,505,303)	(2,505,303)
Total Comprehensive Loss						(2,505,303)
Balance, March 31, 2005	34,998,877	349,988	74,987,548	(62,496,192)	12,841,344
Receipt of subscription receivable for shares sold February 2005, net			55,869		55,869
Exercise of incentive stock options	137,900	1,379	125,257		126,636
Exercise of non-qualified stock options	11,650	116	12,125		12,241
Compensation expense related to employee non-qualified stock options			312,266		312,266
Compensation expense related to non-employee non-qualified stock options			185,550		185,550
Net loss	—	—	—	(4,035,588)	(4,035,588)	(4,035,588)
Total Comprehensive Loss						$(4,035,588)
Balance, March 31, 2006	35,148,427	$351,483	$75,678,615	$(66,531,780)	$9,498,318

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the Fiscal Years Ended March 31, 2004, 2005 and 2006

	2004	2005	2006
Cash Flows from Operating Activities:
Net loss	$(3,748,203)	$(2,505,303)	$(4,035,588)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	204,606	318,205	455,780
Stock-based compensation from non-qualified stock options	3,398,036	182,579	497,816
Changes in assets and liabilities—
Accounts receivable	(946,748)	20,973	(105,427)
Inventories	(192,344)	(524,108)	(508,169)
Prepaid expenses and other current assets	(11,069)	218	2,432
Accounts payable	387,686	(44,590)	254,990
Accrued expenses	166,616	242,822	(185,431)
Net cash used in operating activities	(741,420)	(2,309,204)	(3,623,597)
Cash Flows from Investing Activities:
Decrease in marketable securities	125,072	—	—
Purchase of property and equipment	(239,614)	(666,466)	(338,227)
Advances to 3BY Ltd.	(267,500)	—	—
Decrease (Increase) in other assets	16,667	(14,452)	—
Net cash used in investing activities	(365,375)	(680,918)	(338,227)
Cash Flows from Financing Activities:
Proceeds from (payments of) acceptances payable to a bank, net	41,145	(51,766)	61,536
(Payments of) proceeds from note payable, net	58,109	(2,589)	(24,896)
Proceeds from the sale of common stock, net	329,012	9,444,483	55,869
Proceeds from exercise of stock options, net	649,327	753,639	138,877
Net cash provided by financing activities	1,077,593	10,143,767	231,386
Net Increase (Decrease) in Cash and Cash Equivalents	(29,202)	7,153,645	(3,730,438)
Cash and Cash Equivalents, beginning of year	2,744,143	2,714,941	9,868,586
Cash and Cash Equivalents, end of year	$2,714,941	$9,868,586	$6,138,148
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Manufacturing equipment acquired in exchange for advance to 3BY Ltd.	$—	$267,500	$—
Computer equipment acquired in exchange for note payable	$58,109	$—	$—
Conversion of potential obligation to non-qualified option holders	$3,402,397	$—	$—
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$4,971	$3,159

The accompanying notes are an integral part of these consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006

(1)                               Operations and Significant Accounting Policies

The consolidated financial statements include the accounts of Vision-Sciences, Inc. (the “Company”), a Delaware corporation, and its wholly-owned subsidiaries. The Company’s subsidiaries are as follows: Machida Incorporated, a Delaware corporation; OpieLab, Inc., a Washington corporation; and Vision Sciences Ltd., an Israeli corporation. Vision Sciences Ltd. has been inactive since the fiscal year ended March 31, 2002.

The Company was organized in 1987 to manufacture and assemble optical products. The Company’s products and accessories are used within two industry segments, medical and industrial. The medical segment designs, manufactures and markets proprietary single-use EndoSheath® Systems (“EndoSheaths”) that slide onto the insertion tube of flexible endoscopes used by health-care providers. The sheaths allow quick, efficient product turnover for health-care providers while ensuring a sterile insertion tube for each patient. The medical segment also designs and markets flexible endoscopes for use by physicians in the Ear-Nose-Throat (“ENT”), urology, pulmonary and gastrointestinal (“GI”) markets. The industrial segment designs, manufactures and markets borescopes for the industrial market, and manufactures and repairs endoscopes for the medical segment. Endoscopes and borescopes provide minimally invasive access to areas not readily visible to the human eye. Segment information is presented in Note 7.

The Company expects to derive a substantial portion of its future revenues from its various endoscope and EndoSheath Systems. The Company has invested substantial funds developing these products. The Company has incurred losses for the fiscal years ended March 31, 2004, 2005 and 2006, and expects to incur a loss for the fiscal year ending March 31, 2007. In February 2005, the Company sold 3,672,315 shares of Common Stock, raising gross proceeds of approximately $10,093,000. As a result, the Company did not require additional financial support for fiscal year 2006. However, management may seek additional equity capital during fiscal 2007, and the Company may require more financing to fund operations in the future. The Company is also subject to risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (“FDA”) clearance and regulation, and dependence on key personnel.

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
March 31, 2006

(1)                               Operations and Significant Accounting Policies (Continued)

(b) Basic and Diluted Net Loss per Common Share

The Company calculates earnings per share according to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For the years ended March 31, 2004, 2005 and 2006, diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options and warrants, totaling 4,680,664, 5,518,252 and 5,543,055 respectively, would be antidilutive.

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

(d) Revenue Recognition

The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists. To date, the Company has not entered into any multiple element arrangements. The Company recognizes revenue when title passes to the customer, generally upon shipment of products F.O.B. its plants. Since September 2003, the Company’s medical segment has distributed all of its products for the ENT market in the U.S.A. and Canada through Medtronic ENT (“MENT”, formerly known as “Medtronic Xomed”) as part of the Medtronic Agreement. The initial term of the Medtronic Agreement was three years, renewable thereafter annually, unless terminated by either party.

During the fiscal year ended March 31, 2005 (“FY 05”), the Company and MENT modified the Medtronic Agreement to provide for a rebate to MENT for sales of ENT EndoSheaths to new customers who commit to large purchases. The rebate program was designed to run for one year to September 30, 2005. The Company accounted for this modification under Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As of December 31, 2005, the Company and MENT terminated the rebate program. As part of the termination, the Company recognized revenue of approximately $60,000 that had been deferred under the rebate program to that date.

From December 2004 to May 1, 2006, the Company’s medical segment distributed all of its products for the urology market in the U.S.A. and Canada through Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”) as part of a separate exclusive agreement (the “MGU

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(1)                               Operations and Significant Accounting Policies (Continued)

(d) Revenue Recognition (Continued)

Agreement”). The MGU Agreement continued in full force and effect until March 31, 2006, renewable thereafter annually, unless terminated by either party. In May 2006, the Company and MGU terminated the MGU Agreement. Subsequent to May 1, 2006, the Company plans to distribute its products for the urology market through a network of independent sales representatives.

Neither the Medtronic Agreement nor the MGU Agreement provide for any contingencies, nor provide any terms related to product acceptance or warranty that are different from the normal terms provided by the Company to its other customers.

The Company’s medical segment distributes its products for the pulmonary and GI markets through a network of independent domestic sales representatives. The Company’s medical segment distributes all its products outside the U.S.A. and Canada through a network of independent international distributors.

The Company’s industrial segment distributes all its products using direct sales personnel and a network of independent sales representatives.

(e) Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The components of inventories are as follows:

	March 31,
	2005	2006
Raw materials	$1,166,946	$1,600,652
Work-in-process	253,449	143,803
Finished goods	456,429	640,538
	$1,876,824	$2,384,993

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources. With the exception of a supply agreement with Pentax, the Company does not have long-term agreements with suppliers. The agreement with Pentax expires in March 2007, and will automatically renew for additional two-year periods, unless it is terminated by either party with six months prior written notice of intent not to renew. The Company purchased approximately $1,867,000 and $1,828,000 of products under the supply agreement with Pentax in the fiscal years ended March 31, 2005 and 2006, respectively. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(f) Other Assets

Other assets consist of deposits and $95,195 of patent costs. Patent costs are amortized on a straight-line basis over 17 years.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(1)                               Operations and Significant Accounting Policies (Continued)

(g) Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that the carrying value of these assets is fully realizable at March 31, 2006.

(h) Foreign Currency Transactions

The Company charges foreign currency exchange gains or losses in connection with its purchases of products from vendors in Japan to operations in accordance with SFAS No. 52, Foreign Currency Translation. For each of the three years in the period ended March 31, 2006, these amounts were not material.

(i) Cash and Cash Equivalents

The Company classifies investments with original maturities of ninety days or less, consisting of commercial paper and a money market account at a bank, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

(j) Research and Development Expenses

Research and development expenses are charged to operations as incurred.

(k) Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in highly-rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 7). To reduce risk, the Company routinely assesses the financial strength of its customers and, when appropriate, obtains letters of credit or advance payments for its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company had one customer who individually accounted for 34% of the total accounts receivable balance as of March 31, 2006. The Company had three customers who individually accounted for 17%, 15% and 11% of the total accounts receivable balance at March 31, 2005. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area. In the year ended March 31, 2006 the Company had two customers who accounted for 41% and 12%, respectively, of net sales. In the year ended March 31, 2005, one customer accounted for 35% of net sales.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(1)                               Operations and Significant Accounting Policies (Continued)

(l) Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company’s financial instruments consist of cash equivalents, accounts receivable, acceptances payable and notes payable. The estimated fair value of these financial instruments approximates their carrying value at March 31, 2005 and 2006. The estimated fair values have been determined through information obtained from market sources and management estimates.

(m) Accounting for Option Grants to Non-employees

In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company determined that outstanding options granted to consultants as of March 31, 2003 should be designated as a liability in the Company’s balance sheet.

All options granted to non-employees through March 31 2004 were for services rendered by the non-employees, had a life of ten years, had vesting periods ranging from immediate to four years and required delivery of registered shares upon exercise. The Company granted options at the same time the services were being performed, or at the time performance was complete. The Company granted options with exercise prices equal to the closing price of the Company’s common stock on Nasdaq on the day of grant, with the exception of options granted to a marketing consultant that had an exercise price of $.01 per share.

Effective March 31, 2004, the Company amended the non-qualified option agreements previously granted to non-employees. This amendment allowed the Company to settle its obligations to the holders by delivering unregistered shares upon exercise by the holders. As a result of this amendment, the options were characterized to be equity instruments, and accordingly, the fair market value of these options was transferred to the equity section of the Company’s balance sheet as of March 31, 2004. In the fiscal years ended March 31, 2005 and 2006, the Company accounted for these non-qualified options in accordance with the provisions of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. According to the provisions of EITF 96-18, the Company determines the fair value of options granted to non-employees using the Black-Scholes option-pricing model on the measurement date which is either the date a commitment for performance has been reached, or when performance has been completed, depending upon the facts and circumstances of the option. The fair value of the options valued at the measurement date is expensed over the vesting period of the options. This method approximates the same periods the expense would be recognized, had the Company paid cash for the services. The Company does not account for the fair value of options granted, in which the quantity and terms are known up front, prior to the measurement date, as

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(1)                               Operations and Significant Accounting Policies (Continued)

(m) Accounting for Option Grants to Non-employees (Continued)

services are not rendered prior to those dates. The Company accounts for the fair value of options granted, in which the quantity and terms are not known up front, when the services are performed.

During the fiscal year ended March 31, 2006, the Company did not grant any options to purchase shares to non-employees. During the fiscal year ended March 31, 2005, the Company granted options to purchase 150,000 shares to non-employees. The fair value measured at the option grant dates was approximately $371,000, determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

March 31, 2005
Risk-free interest rate	.93% - 1.36%
Expected dividend yield	—
Expected lives	5 years
Expected volatility	79% - 83%
Weighted average value of grants per share	$3.81

(n) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is presented in the consolidated statement of stockholders’ equity for all years presented.

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

In June 2003, the Company granted options to purchase 1,295,000 shares of common stock to certain of its employees at an exercise price of $1.04 per share. The fair market value of the common stock on the date of grant was $1.09 per share. As a result, the Company recognized deferred compensation for the difference between the fair market value and the option price. This expense is recorded as the options vest. In the fiscal year ended March 31, 2005, the Company recognized $13,187 of expense related to these options.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(1)                               Operations and Significant Accounting Policies (Continued)

(o) Employee Stock-Based Compensation Arrangements (Continued)

grant. Unless such discounted stock options were amended, the stock options would not be compliant with Section 409A and would likely have resulted in income recognition to the optionee prior to exercise (i.e., at the time of vesting), an additional 20% income tax and potential interest charges.

In order to comply with Section 409A, on December 30, 2005, the Company and the subject employees agreed to amend the original option agreements, and issue new amended options. The original options were amended to cover only the shares that had vested as of December 31, 2004. This amendment had no change to the option price, and had no accounting effect. The new options are for shares that vest after December 31, 2004, and have a new option price of $1.09 per share, the fair market value of the underlying common stock on June 3, 2003, the original date of the options, bringing them into compliance with Section 409A. According to EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, these options have an accounting effect, due to the change in the measurement date. The fair market value of the common stock at December 30, 2005, the date of the amendment, was $2.08 per share.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(1)                               Operations and Significant Accounting Policies (Continued)

(o)    Employee Stock-Based Compensation Arrangements (Continued)

The Company accounted for this change in the year ended March 31, 2006 according to APB 25 by recognizing compensation expense, for the calendar year 2005 and the three months ended March 31, 2006, equal to the difference between the fair market value per share and the option price totaling $312,266.

Subsequent to March 31, 2006, the Company will recognize stock-based compensation for the unvested options under SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R).

Had compensation expense for all stock option grants to employees been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated as follows:

	March 31,
	2004	2005	2006
Net loss—as reported	$(3,748,203)	$(2,505,303)	$(4,035,588)
Stock-based employee compensation—as reported	16,484	13,187	312,266
Pro forma stock-based employee compensation	(283,218)	(417,899)	(1,013,914)
Net loss—pro forma	$(4,014,937)	$(2,910,015)	$(4,737,236)
Net loss per share—as reported	$(.12)	$(.08)	$(.11)
Stock-based employee compensation—as reported	—	—	.01
Pro-forma stock-based employee compensation	(.01)	(.01)	(.03)
Net loss per share—pro forma	$(.13)	$(.09)	$(.13)

The Company has computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used during each of the three years ended March 31, 2006 were as follows:

	March 31,
	2004	2005	2006
Risk-free interest rate	.85%-.90%	1.36%-3.07%	3.33%-4.64%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	70%	73%-80%	64%-72%
Weighted average value of grants per share	$1.11	$3.20	$1.39
Weighted average remaining contractual life of options outstanding, in years	9.19	9.40	8.97

(p)    Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43, Chapter 4, (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(1)                               Operations and Significant Accounting Policies (Continued)

(p)    Recently Issued Accounting Standards (Continued)

material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007, beginning April 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options.

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

(2)                               Financing Arrangement

In October 2005, the Company entered a financing arrangement with a bank that includes a revolving line of credit (the “Revolver”) and an equipment line of credit (the “Equipment Line”). Under the Revolver, the Company may borrow up to $250,000 for working capital purposes, including letters of credit and bankers’ acceptances. Borrowings under the Revolver bear interest at the bank’s Prime Rate (7.75% at March 31, 2006), and are secured by the assets of the Company. Under the Equipment Line, the Company may request advances totaling up to $750,000 for the purchase of machinery and equipment, until July 31, 2006, in amounts no greater than 90% of the actual purchase price of any equipment purchased by the Company. Any amounts advanced under the Equipment Line as of July 31, 2006 shall be payable monthly over the following thirty-six months, beginning August 31, 2006, with interest calculated at the bank’s

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(2)          Financing Arrangement (Continued)

Prime Rate. The Revolver and the Equipment Line expire on July 31, 2006, and may be renewed upon mutual agreement. The Company is also subject to certain covenants, including the maintenance of cash on deposit or in interest-bearing deposit accounts with the bank of the greater of $2.0 million or half of the Company’s total cash, cash equivalents and marketable securities, and the prohibition of paying cash dividends on its common stock. At March 31, 2006, the Company was in compliance with these covenants. For the fiscal year ended March 31, 2006, the Company did not draw on either of these lines. At March 31, 2006, the Company had bankers’ acceptances payable of approximately $62,000, and had $33,600 reserved under the arrangement to cover a domestic letter of credit in favor of the landlord at the Company’s Natick, MA facility.

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

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

	March 31,
	2005	2006
Net operating loss carryforwards	$20,424,000	$21,206,000
Nondeductible reserves	522,000	757,000
Research and development tax credit carryforwards	531,000	427,000
Other temporary differences	1,067,000	1,726,000
Depreciation	60,000	110,000
	22,604,000	24,226,000
Less—Valuation allowance	(22,604,000)	(24,226,000)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset. The uncertainty is due to current and projected net losses.

At March 31, 2006, the Company had operating loss carryforwards available to offset future federal taxable income of approximately $49,600,000. These operating loss carryforwards expire at various dates through 2025 and are subject to review and possible adjustment by the Internal Revenue Service. At March 31, 2006, the Company had research and development tax credit carryforwards available to offset future federal taxable income of approximately $402,000. These tax credits expire at various times through 2013 and are subject to review and possible adjustment by the Internal Revenue Service.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(3)          Income Taxes (Continued)

The Internal Revenue Code limits the amount of net operating loss carryforwards that companies may use in any one year in the event of certain cumulative changes in ownership over a three-year period.

(4)                               Stockholders’ Equity

(a)    Sale of Stock

On February 14, 2005, the Company sold, in a private equity placement, an aggregate of 3,703,702 shares of common stock at a price of $2.70 per share, resulting in gross proceeds of approximately $10,000,000. The per share price represented 91% of the closing price of the Company’s common stock on the Nasdaq SmallCap Market at February 14, 2005. Two financial investors, who are independent of the Company, acquired approximately $8,000,000 of the common stock sold, and two stockholders, who are also directors and employees of the Company, (the “Insiders”) acquired the remainder. In addition, as part of the transaction, the Company issued warrants to purchase an additional 1,103,704 shares of common stock to the investors and to the placement agent. The warrants are exercisable immediately over a period of five years at a price of $3.75 per share. The agreement does not require the Company to file any registration statement covering the resale of any of the common stock or warrants acquired by the investors in the transaction. However, the agreement does provide the investors with piggyback registration rights when and if the Company does file a registration statement.

On March 30, 2005, in response to the Nasdaq Stock Market informing the Company that it was in violation of certain Nasdaq Marketplace Rules regarding the sale of common stock to officers and directors at less than the closing bid price of the common stock, the Company and the two Insiders executed separate agreements to remediate the violation. One of the Insiders executed a contribution agreement providing for the payment of an additional amount in respect of the common stock purchased from the Company on February 14, 2005, thus bringing the price paid by him to $2.95 per share, the closing bid price of the common stock on February 14, 2005. The other Insider executed a rescission agreement, agreeing to rescind 31,387 shares of common stock purchased by him on February 14, 2005, thus increasing the cash price paid by him for the remaining shares to $2.95 per share. The Company recorded the contribution, received on April 7, 2005, as a subscription receivable and additional-paid-in-capital as of March 31, 2005. The Company recorded the rescission as a change in outstanding shares as of March 31, 2005. The discount was dictated by the level of interest of investors in the future prospects of the Company, and to the market for private placements generally. The transaction was determined to be at fair market value by the Company’s Board of Directors, and was approved in a unanimous written consent. The approval of the Board of Directors was made after their review of numerous factors, including the level of investor interest, the number of shares sold compared to the average trading volume of the Company’s stock on the Nasdaq SmallCap Market, and whether registration of the stock was a requirement of the investors.

(b)    Stock Option Plans

The Company had a stock option plan (the “1990 Plan”) under which it could grant key employees and consultants incentive and nonstatutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. The Board of

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(4)          Stockholders’ Equity (Continued)

(b)    Stock Option Plans (Continued)

Directors had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan, of which 872,087 were retired as of the expiration date of the 1990 Plan.

During fiscal year 2001, the 1990 Plan expired and was replaced with the 2000 Stock Incentive Plan, (the “2000 Plan”). The terms of the 2000 Plan are substantially the same as the 1990 Plan. The Board of Directors and shareholders have authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock under the 2000 Plan, of which 1,004,108 shares remain available for future grant. The Company grants options to both employees and non-employee consultants.

A summary of the 2000 and 1990 Plans activity for employees is as follows:

	Number Of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2003	2,488,050	$.79–7.25	$1.46
Granted	1,360,000	.93–1.82	1.07
Exercised	(485,800)	.79–1.63	1.19
Canceled	(146,500)	1.19–7.25	6.36
Outstanding March 31, 2004	3,215,750	$.79–1.82	$1.11
Granted	325,500	2.57- 4.30	3.20
Exercised	(491,099)	.79–1.50	1.16
Canceled	(77,500)	.89–4.00	2.52
Outstanding March 31, 2005	2,972,651	$.79–4.30	$1.29
Granted	1,121,500	1.09–2.83	1.39
Exercised	(149,550)	.89–1.50	1.11
Canceled	(907,250)	.89–3.59	1.16
Outstanding March 31, 2006	3,037,351	$.79–$4.30	$1.38
Exercisable, March 31, 2004	1,619,000	$.79–$1.82	$1.40
Exercisable, March 31, 2005	1,618,401	$.79–$1.82	$1.14
Exercisable, March 31, 2006	1,946,351	$.79–$4.30	$1.19

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(4)                               Stockholders’ Equity (Continued)

(b) Stock Option Plans (Continued)

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.79–1.05	1,090,351	6.97	$1.02	1,037,851	$1.02
1.06–1.31	1,165,250	5.91	1.13	671,500	1.17
1.50–1.88	327,750	6.52	1.67	175,500	1.57
2.05–2.57	350,500	8.96	2.29	37,500	2.57
2.70–3.34	28,500	8.74	2.88	7,125	2.88
4.00–4.30	75,000	8.08	4.27	16,875	4.30
	3,037,351	6.79	$1.38	1,946,351	$1.19

A summary of the 2000 and 1990 Plans activity for non-employees is as follows:

	Number Of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2003	1,463,032	$.01–$7.50	$1.85
Granted	70,000	.94–2.28	1.90
Exercised	(89,785)	.01–1.25	.78
Canceled	(58,333)	7.50	7.50
Outstanding March 31, 2004	1,384,914	$.94–$5.50	$1.68
Granted	150,000	3.69–4.05	3.81
Exercised	(147,500)	.94–3.00	1.24
Canceled	(25,517)	5.44–5.50	5.49
Outstanding March 31, 2005	1,361,897	$1.05–$5.44	$1.90
Granted	—	—	—
Exercised	—	—	—
Canceled	(31,897)	1.88–5.44	3.28
Outstanding March 31, 2006	1,330,000	$1.05–$4.05	$1.86
Exercisable, March 31, 2004	1,279,914	$.94–$5.50	$1.69
Exercisable, March 31, 2005	1,186,897	$1.05–$5.44	$1.65
Exercisable, March 31, 2006	1,255,000	$1.05–$4.05	$1.75

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(4)          Stockholders’ Equity (Continued)

(b) Stock Option Plans (Continued)

The following table summarizes information about non-employee stock options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.05 - 1.25	120,000	6.91	$1.13	120,000	$1.13
1.63 - 2.28	1,050,000	4.02	1.66	1,050,000	1.66
3.00 - 4.05	160,000	7.59	3.76	85,000	3.72
	1,330,000	4.71	$1.86	1,255,000	$1.75

Under the 1990 Plan and the 2000 Plan, there remain 1,515,750 and 2,851,601 shares of common stock, respectively, reserved for the exercise of stock options.

On August 16, 1993, the Company adopted the 1993 Director Option Plan (the “1993 Plan”) under which it may grant up to 200,000 nonstatutory stock options to nonemployee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 2005, there were no shares available for future grant under the 1993 Plan.

In July 2003, the Company adopted, and the stockholders approved, a 2003 Director Option Plan (the “2003 Plan”). The terms of the 2003 Plan include automatic grants of 4,000 shares to each outside director on each date on which an annual meeting of the stockholders of the Company is held, provided that such outside director does not hold on such date any outstanding options to purchase Common Stock of the Company’s 1993 Plan, which options are not fully exercisable. If the Company’s annual meeting of stockholders is held in August of each year, the Company will grant options to purchase 16,000 shares in each of 2006, 2007 and 2008. The Company has reserved 200,000 shares of Common Stock for grant under the 2003 Plan.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(4)          Stockholders’ Equity (Continued)

(b)    Stock Option Plans (Continued)

A summary of the 1993 and 2003 Plans activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2004	80,000	$.97–1.50	$1.19
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding March 31, 2005	80,000	.97–1.50	1.19
Granted	12,000	1.92–2.10	2.03
Exercised	—	—	—
Canceled	(20,000)	.97	.97
Outstanding March 31, 2006	72,000	$1.00–$2.10	$1.39
Exercisable March 31, 2004	56,000	$.97–$1.50	$1.24
Exercisable March 31, 2005	68,000	$.97–$1.50	$1.21
Exercisable March 31, 2006	72,000	$1.00–$2.10	$1.39

The following table summarizes information about director stock options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.00 - 1.30	40,000	5.19	$1.15	40,000	$1.15
1.50 - 1.92	24,000	2.71	1.57	24,000	1.57
2.06 - 2.10	8,000	9.41	2.08	8,000	2.08
	72,000	4.83	$1.39	72,000	$1.39

The Company has an agreement, as amended, with an independent consultant to provide services regarding the design, development and clinical testing of ENT products for the ENT market, and trans-nasal esophagoscopy (“TNE”) products for the GI market. The agreement provides the independent consultant with compensation in the form of both cash and stock options. Cash compensation totaled $48,000, paid in equal installments over six months. The agreement provides the independent consultant may earn up to 500,000 options to purchase the Company’s common stock, if various performance criteria are met. The agreement requires all options be granted at fair market value as of the date of grant, and that all option grants vest over two years equally on each of the first and second anniversaries of the date of grant.

In January 2003, the Company began the cash payments, and made an initial option grant to the consultant to purchase 100,000 shares of the Company’s common stock. The value of that option grant was approximately $69,000, calculated using the Black-Scholes option-pricing model. The cash payments were

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(4)          Stockholders’ Equity (Continued)

(b)    Stock Option Plans (Continued)

expensed as they were paid. The initial option grant was recorded as an expense in the consolidated statement of operations for the fiscal year ended March 31, 2003, as the independent consultant was not required to perform any additional services to earn the option.

During the fiscal year ended March 31, 2004, in accordance with an amendment to the agreement, the Company made another option grant to the consultant to purchase 50,000 shares of the Company’s common stock. The value of that option grant was approximately $88,000, calculated using the Black-Scholes option-pricing model. The full value of the option was recorded as an expense in the consolidated statement of operations for the fiscal year ended March 31, 2004, as the independent consultant was not required to perform any additional services to earn the option.

In April 2004, according to the agreement, the Company granted the independent consultant an option to purchase 100,000 shares of the Company’s common stock. The independent consultant earned this grant pursuant to the terms of the agreement that require the Company to grant an option of up to 100,000 shares, depending upon the incremental sales of ENT products to domestic customers for the fiscal year ended March 31, 2004, compared to the prior fiscal year. The value of that option was approximately $242,000, calculated using the Black-Scholes option-pricing model, and is being recorded as an expense in the Company’s consolidated statements of operations over the two-year vesting period. During each of the fiscal years ended March 31, 2005 and 2006, the Company recorded approximately $121,000 of expense related to this option.

In July 2004, according to the amendment in the agreement, the Company made an additional grant of options to the independent consultant to purchase 50,000 shares of the Company’s common stock, as the Company had not established a domestic distribution channel with a third party for its TNE products to the GI market by July 1, 2004. The value of that option was approximately $129,000, calculated using the Black-Scholes option-pricing model, and is being recorded as an expense in the Company’s consolidated statements of operations over the two-year vesting period. The Company recorded approximately $48,000 and $65,000 of expense related to this option during the fiscal years ended March 31, 2005 and 2006, respectively. The assumptions used in the Black-Scholes option-pricing model by the Company for each of these option grants were as follows:

	January 2003	January 2004	April 2004	July 2004
Risk-free interest rate	1.09%	.89%	.93%	1.36%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	65%	75%	83%	79%
Value of grants per share	$1.05	$2.28	$3.69	$4.05

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(4)          Stockholders’ Equity (Continued)

(b)    Stock Option Plans (Continued)

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

(5)                               Commitments

The Company rents its facilities in Natick, MA and Orangeburg, NY from nonrelated parties under various agreements due to expire on October 31, 2007 and August 31, 2010, respectively. The Company also leases some office equipment under leases that expire in 2007. Rental expense charged to operations under leases from nonrelated parties was approximately $324,000, $392,000 and $415,000 for the years ended March 31, 2004, 2005 and 2006, respectively. Approximate future minimum lease commitments under all operating leases are as follows:

Year Ending March 31,	Commitment
2007	$364,500
2008	304,600
2009	207,800
2010	166,200
2011	67,700
$1,110,800

(6)                               401(k) Plan

The Company has a 401(k) plan (the “Plan”) whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, make a matching contribution up to a certain percentage of each employee’s contribution. During the years ended March 31, 2004, 2005 and 2006, the Company recorded matching contributions of approximately $38,000, $42,000 and $51,000, respectively, relating to the Plan.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(7)                               Segment Information

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

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(7)          Segment Information (Continued)

The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment. Corporate assets include cash, marketable securities and the investment in Vision Sciences Ltd. Data regarding management’s view of the Company’s segments is provided in the following tables.

Fiscal Year Ended March 31,	Medical	Industrial	Corporate	Adjustments	Total
2004
Sales to external customers	$6,700,606	$3,226,520	$—	$	$9,927,126
Intersegment sales	—	1,884,389	—	(1,884,389)	—
Operating (loss) income	446,634	263,756	(4,503,978)	—	(3,793,588)
Interest income (expense)	—	—	30,387	—	30,387
Depreciation and amortization	164,211	40,395	—	—	204,606
Other significant non-cash items:
Stock-based compensation	937	312	3,396,787	—	3,398,036
Total assets	2,563,950	1,307,458	2,806,915	50,251	6,728,574
Expenditures for fixed assets	225,442	14,172	—	—	239,614
2005
Sales to external customers	$7,237,221	$3,088,752	$—	$—	$10,325,973
Intersegment sales	—	2,736,615	—	(2,736,615)	—
Operating (loss) income	(1,626,180)	293,485	(1,225,270)	—	(2,557,965)
Interest income (expense), net	—	—	41,345	—	41,345
Depreciation and amortization	260,775	51,411	6,019	—	318,205
Other significant non-cash items:
Stock-based compensation	170,142	250	12,187	—	182,579
Total assets	3,380,360	1,655,084	9,954,541	(242,136)	14,747,849
Expenditures for fixed assets	630,596	35,870	—	—	666,466
2006
Sales to external customers	$8,336,518	$2,813,853	$—	$—	$11,150,371
Intersegment sales	—	3,014,544	—	(3,014,544)	—
Operating (loss) income	(2,639,994)	(166,598)	(1,420,092)	—	(4,226,684)
Interest income (expense), net	—	—	193,626	—	193,626
Depreciation and amortization	422,236	33,544	—	—	455,780
Other significant non-cash items:
Stock-based compensation	203,863	—	293,953	—	497,816
Total assets	3,715,989	1,992,773	6,224,102	(421,842)	11,511,022
Expenditures for fixed assets	289,427	48,800	—	—	338,227

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(7)          Segment Information (Continued)

The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers.

	Fiscal Years Ended March 31,
Geographic Region	2004	2005	2006
Asia, Australia, India	$493,732	$718,379	$507,284
Canada	196,538	95,805	184,756
Europe	2,066,586	2,138,898	2,994,894
Middle East and Africa	60,379	256,515	236,601
Central & South America	163,482	160,416	197,991
United States	6,946,409	6,955,960	7,028,845
Total	$9,927,126	$10,325,973	$11,150,371

For the fiscal year ended March 31, 2004, two customers accounted for 30% and 10%, respectively, of consolidated net sales. For the fiscal year ended March 31, 2005, one customer accounted for 35% of consolidated net sales. For the fiscal year ended March 31, 2006, two customers accounted for 41% and 12%, respectively, of consolidated net sales.

(8)                               Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2005	2006
Accrued payroll and related expenses	$776,926	$632,154
Accrued other	436,651	395,992
	$1,213,577	$1,028,146

Included in accrued payroll and related expenses is approximately $384,000 and $319,000 at March 31, 2005 and 2006, respectively, owed to an employee/director of the Company, whose salary was accrued but not paid to him from October 1995 through December 2001. The employee/director resumed receiving his salary in cash in January 2002.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(9)                               Valuation and Qualifying Accounts

Description (rounded)	Balance, Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance, End of Year
Deducted from Assets Accounts:
Allowance for doubtful accounts—
Year ended March 31, 2004	$77,000	$4,000	$28,000	$53,000
Year ended March 31, 2005	53,000	22,000	5,000	70,000
Year ended March 31, 2006	70,000	109,000	33,600	145,400
Inventory reserves-
Year ended March 31, 2004	$1,039,000	$—	$107,000	$932,000
Year ended March 31, 2005	932,000	116,000	197,000	851,000
Year ended March 31, 2006	851,000	294,000	28,000	1,117,000
Deferred tax asset reserves-
Year ended March 31, 2004	$20,193,000	$1,473,000	$—	$21,666,000
Year ended March 31, 2005	21,666,000	938,000	—	22,604,000
Year ended March 31, 2006	22,604,000	1,622,000	—	24,226,000

(10)                        Related Party Transactions

In the fiscal year ended March 31, 2006, the Company purchased approximately $1,828,000 of flexible endoscope components from a subsidiary of Pentax Corporation (“Pentax”), pursuant to a March 16, 1992 supply agreement between the Company and Pentax. Pentax is the record and beneficial holder of 5.7% of the Company’s outstanding Common Stock.

During the fiscal year ended March 31, 2006, Machida Incorporated, the subsidiary of the Company that manufactures endoscopes for both the medical and industrial segments, purchased approximately $267,570 worth of inventory from a Japanese supplier whose sole owner was the brother-in-law of a member of the Company’s Board of Directors. In the spring of 2005, the Board member’s brother-in-law passed away, leaving the Board member’s sister as the sole owner of the supplier.

VISION-SCIENCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2006

(11)                        Summary of Quarterly Operational Data (Unaudited)

The following table contains certain selected quarterly financial data for the fiscal years ended March 31, 2005 and 2006.

	Quarterly Operating Results
	(in thousands, except per share data)
	Q1 2005	Q2 2005	Q3 2005	Q4 2005
Statement of Operations Data:
Net sales	$2,777	$2,031	$2,827	$2,691
Gross profit	1,082	251	787	823
Loss from operations	(287)	(936)	(795)	(540)
Net Loss	(276)	(930)	(786)	(513)
Net Loss per share	(.01)	(.03)	(.02)	(.02)

	Q1 2006	Q2 2006	Q3 2006	Q4 2006
Net sales	$2,533	$2,301	$3,330	$2,986
Gross profit	610	494	885	647
Loss from operations	(882)	(1,118)	(1,057)	(1,170)
Net loss	(831)	(1,079)	(1,002)	(1,124)
Net loss per share	(.02)	(.03)	(.03)	(.03)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1.(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2.(2)	By-laws, as amended to date
*10.1.(3)	1990 Stock Option Plan, as amended
*10.2.(3)	1993 Director Option Plan
*10.3.(4)	2000 Stock Incentive Plan
*10.4.(2)	Vision-Sciences, Inc. 401(k) Plan, as amended
*10.5.(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
*10.6	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
*10.7.(5)	Letter Agreement between the Company and James A. Tracy dated July 18, 1997
*10.8. (10)	Letter Agreement between the Company and Thomas M. Olmstead dated October 1, 2001
10.9.(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10.(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11.(11)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
**10.12.(6)	Investment Agreement dated as of August 6, 1998 among Vision-Sciences, Inc., 3DV Systems Ltd. and RDC Rafael Development Corporation Ltd.
10.13.(2)	Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Pentax Corporation (formerly Asahi Optical Co., Ltd.) dated September 28, 1988
10.14.(7)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15.(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17.(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.18.(6)	License and Manufacturing Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and 3DV Systems Ltd.
**10.19.(6)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.20.(9)	Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences, Inc. dated April 23, 1993
10.21.(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000
**10.22.(6)	Memorandum of Understanding dated August 6, 1998 between Vision-Sciences, Inc. and Imagineering, Ltd.
10.22. (10)	Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 24, 1995
10.23. (10)	Extension to Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 7, 2002
10.24. (10)	Loan Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002

10.25. (10)	Pledge Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
10.26. (12)	Exclusive Distribution Agreement between the Company and Medtronic Xomed, Inc. dated August 6, 2003.
10.27. (13)	Contract Manufacturing Agreement between the Company and Three BY Ltd. dated June 25, 2003.
10.28. (13)	Loan Agreement between the Company and Three BY Ltd. dated June 25, 2003.
10.29. (13)	Pledge Agreement between the Company and Three BY Ltd. dated June 25, 2003.
*10.30.	Letter Agreement between the Company and James A. Tracy dated July 28, 2005, amending Mr. Tracy’s employment letter agreement
21.1.	Subsidiaries of the Company
23.1.	Consent of BDO Seidman, LLP
31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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