Form 10-Q
period 2006-06-30
VISION SCIENCES INC /DE/
filed 2006-08-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2006.

Common Stock, par value of $.01	35,166,278
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,105,715	$6,138,148
Accounts receivable, net of allowance for doubtful accounts of $121,342 and $145,402, respectively	1,054,798	1,767,913
Inventories	2,879,875	2,384,993
Prepaid expenses and deposits	55,259	59,532
Total current assets	9,095,647	10,350,586

Property and Equipment, at cost:
Machinery and equipment	4,887,577	4,747,964
Furniture and fixtures	251,445	250,865
Leasehold improvements	586,796	582,631
	5,725,818	5,581,460
Less-Accumulated depreciation and amortization	4,590,248	4,489,529
	1,135,570	1,091,931
Other assets, net of accumulated amortization of $61,712 and $60,127, respectively	66,920	68,505
Total assets	$10,298,137	$11,511,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$23,345	$61,536
Current portion of note payable	21,299	26,431
Accounts payable	669,184	892,398
Accrued expenses	1,111,712	1,028,146
Total current liabilities	1,825,540	2,008,511

Long-term portion of note payable	2,795	4,193

Stockholders’ Equity:
Common stock, $.01 par value — Authorized—50,000,000 shares Issued and outstanding—35,166,278 shares at June 30, 2006 and 35,148,427 shares at March 31, 2006	351,662	351,483
Additional paid-in capital	75,810,305	75,678,615
Accumulated deficit	(67,692,165)	(66,531,780)
Total stockholders’ equity	8,469,802	9,498,318
Total liabilities and stockholders’ equity	$10,298,137	$11,511,022

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Net sales	$2,007,073	$2,532,958
Cost of sales	1,519,071	1,922,818

Gross profit	488,002	610,140

Selling, general and administrative expenses	1,081,809	994,944
Research and development expenses	610,204	497,173
Loss from operations	(1,204,011)	(881,977)

Interest income	48,391	45,786
Interest expense	(485)	(967)
Other income (expense), net	(4,280)	6,060

Net loss	$(1,160,385)	$(831,098)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Shares used in computing basic and diluted net loss per common share	35,152,430	35,047,919

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
and COMPREHENSIVE LOSS

(Unaudited)

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss

Balance, March 31, 2006	35,148,427	$351,483	$75,678,615	$(66,531,780)	$9,498,318
Exercise of stock options, net	17,851	179	19,219		19,398
Compensation expense related to stock options			112,471		112,471
Net loss				(1,160,385)	(1,160,385)	$(1,160,385)
Total comprehensive loss						$(1,160,385)
Balance June 30, 2006	35,166,278	$351,662	$75,810,305	$(67,692,165)	$8,469,802

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(1,160,385)	$(831,098)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	102,304	104,251
Stock-based compensation	112,471	49,684
Changes in assets and liabilities:
Accounts receivable	713,115	(33,593)
Inventories	(494,882)	(363,630)
Prepaid expenses and deposits	4,273	15,470
Accounts payable	(223,214)	182,216
Accrued expenses	83,566	(162,997)

Net cash used for operating activities	(862,752)	(1,039,697)

Cash flows used for investing activities
Purchase of property and equipment, net	(144,358)	(110,052)

Net cash used for investing activities	(144,358)	(110,052)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(6,530)	(6,047)
(Payments of) proceeds from acceptances payable to a bank, net	(38,191)	59,021
Proceeds from the sale of common stock, net	—	92,593
Exercise of stock options, net	19,398	100,775
Net cash (used for) provided by financing activities	(25,323)	246,342

Net decrease in cash and cash equivalents	(1,032,433)	(903,407)
Cash and cash equivalents, beginning of period	6,138,148	9,868,586
Cash and cash equivalents, end of period	$5,105,715	$8,965,179

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$485	$967

Supplemental Disclosure of Non-cash Items from Financing Activities:

Fair market value of non-qualified options granted in the period	$—	$—

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

c.                                       Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30,	March 31,
	2006	2006
		(audited)

Raw materials	$1,435,246	$1,600,652
Work-in-process	459,474	143,803
Finished goods	985,155	640,538
	$2,879,875	$2,384,993

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

f.                                         Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  To date the Company has not entered into any multiple element arrangements.  The Company recognizes revenue when title passes to the customer, generally upon shipment of products F.O.B. its plants.  Since September 2003, the Company’s medical segment has distributed all of its products for the Ear-Nose-Throat (“ENT”) market in the U.S.A. and Canada through an agreement (the “Medtronic Agreement”) with Medtronic ENT, Inc. (“MENT”).  The initial term of the Medtronic Agreement was three years, renewable thereafter annually, unless terminated by either party.  The Medtronic Agreement does not provide for any contingencies, nor provide any terms related to product acceptance or warranty that are different from the normal terms provided by the Company to its other customers.

From December 2004 to May 1, 2006, the Company’s medical segment distributed all of its products for the urology market in the U.S.A. and Canada through Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”) as part of a separate exclusive agreement (the “MGU Agreement”).  The MGU Agreement continued in full force and effect until March 31, 2006, renewable thereafter annually, unless terminated by either party.  In May 2006, the Company and MGU terminated the MGU Agreement.  Subsequent to May 1, 2006, the Company is distributing its products for the urology market through a network of independent sales representatives.

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

i.                                        Stock-based Compensation: Effective April 1, 2006 the Company began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”).  Prior to April 1, 2006, the Company accounted for stock options according to Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.  The Company has adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with stock options now includes: (i) amortization related to the remaining unvested portion of all stock options outstanding at March 31, 2006, based on the fair value determined on the grant date in accordance with the original provisions of SFAS 123, and (ii) amortization related to all stock option awards granted subsequent to March 31, 2006, based upon the fair value estimated in accordance with SFAS 123R.  The compensation expense for stock-based compensation awards under SFAS 123R is recognized over the vesting period of the options, and includes an estimate for forfeitures.

In accordance with SFAS 123R, the Company recorded $112,471 of stock-based compensation expense in the statement of operations for the three months ended June 30, 2006 (“Q1 07”) in the following expense categories:

Cost of Goods Sold	$14,453
S,G&A	86,440
R&D	11,578
Total	$112,471

At June 30, 2006, the total unamortized stock-based compensation is approximately $930,000.  The Company will expense that amount over periods ending March 31, 2010.  The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, due to its policy of recording valuation allowances equal to its deferred tax asset.

In the three months ended June 30, 2005, the Company recorded compensation expense of $49,684 for non-qualified stock options in the statement of operations in the following expense categories:

Cost of Goods Sold	$—
S,G&A	49,575
R&D	109
Total	$49,684

In Q1 07, the Company granted one option to purchase 15,000 shares of the Company’s Common Stock.  The fair value of this option measured at the option grant date was approximately $16,518, determined using the Black-Scholes option-pricing model, and is being recorded as an expense over the vesting period.  The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

June 30, 2006
Risk-free interest rate	4.96%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	67%
Weighted average value grant per share	$1.67

We account for options issued to non-employees and employees in accordance with the provisions of SFAS 123R.  We grant options with vesting periods ranging from immediate to four years.  For Q1 07 we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term.  The contractual term of our options is ten years.  The option granted in Q1 07 vests at a rate of 25% per year for the first four years.  The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term.  We used historical data to estimate the expected price volatility and forfeiture rate.  The expected dividend yield is 0%, based on our history of not paying dividends and on the fact that we are prohibited from paying dividends under our bank agreement.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption, as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS 123.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior year.

Three Months Ended June 30, 2005
Net loss – as reported	$(831,098)
Stock-based employee compensation – as reported	3,297
Pro forma stock-based employee compensation	(119,170)
Net loss - pro forma	$(946,971)

Net loss per share – as reported	$(.02)
Stock-based employee compensation – as reported	—
Pro forma stock-based employee compensation	(.01)
Net loss per share - pro forma	$(.03)

In the three months ended June 30, 2005, the Company granted options to purchase 46,000 shares of the Company’s Common Stock.  The fair value of these options measured at the option grant date were approximately $69,538, determined using the Black-Scholes option-pricing model, and were not recorded as an expense over the vesting period, as the Company was not accounting for options under SFAS 123R.

The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

June 30, 2005
Risk-free interest rate	3.33%
Expected dividend yield	—
Expected life	5 years
Expected volatility	72%
Weighted average value grant per share	$2.45

j.                  New Accounting Standards:  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities.  This pronouncement is effective for fiscal years beginning after June 15, 2005.  The Company believes this new standard has had no material impact on its results of operations for the three months ended June 30, 2006.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial position and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first fiscal quarter of its fiscal year ending March 31, 2008. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

3.             Stock Option Plans

The Company has a stock option plan (the “2000 Plan”) under which it grants key employees and consultants stock options at the fair value of the stock on the date of grant. Options become exercisable at varying dates ranging up to five years from the date of grant.  The Board of Directors and shareholders have authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock under the 2000 Plan, of which 999,108 shares remain available for future grant.  The Company grants options to both employees and non-employee consultants.

A summary of the stock option activity for the three months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2006	4,367,351	$1.52	6.08
Granted	15,000	1.67
Exercised	(17,851)	1.09
Canceled	(10,000)	3.00
Outstanding June 30, 2006	4,354,500	$1.52	5.87
Exercisable June 30, 2006	3,247,250	$1.45

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$.79 - 1.05	1,153,750	6.71	$1.02	1,103,750	$1.02
1.06 - 1.31	1,204,000	5.49	1.14	710,875	1.17
1.50 - 1.88	1,342,750	4.30	1.64	1,175,500	1.62
2.05 - 2.57	400,500	8.57	2.29	87,500	2.40
2.70 - 3.34	28,500	8.49	2.88	7,125	2.88
3.69 - 4.30	225,000	7.84	3.96	162,500	3.88
	4,354,500	5.87	$1.52	3,247,250	$1.45

In July 2003, the Company adopted, and the stockholders approved, a 2003 Director Option Plan (the “2003 Plan”).  The terms of the 2003 Plan include automatic grants of 4,000 shares to each outside director on each date on which an annual meeting of the stockholders of the Company is held, provided that such outside director does not hold on such date any outstanding options to purchase Common Stock of the Company’s 1993 Plan, which options are not fully exercisable.  Options granted under the 2003 Plan are 100% vested on the date of grant.  If the Company’s annual meeting of stockholders is held in August of each year, the Company will grant options to purchase 16,000 shares in each of 2006, 2007 and 2008.

A summary of the 2003 Plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2006	72,000	$1.00 - $2.10	$1.39
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding June 30, 2006	72,000	$1.00 - $2.10	$1.39
Exercisable June 30, 2006	72,000	$1.00 - $2.10	$1.39

The following table summarizes information about director stock options outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.00 – 1.30	40,000	5.19	$1.15	40,000	$1.15
1.50 – 1.92	24,000	2.71	1.57	24,000	1.57
2.06 – 2.10	8,000	9.41	2.08	8,000	2.08
	72,000	4.83	$1.39	72,000	$1.39

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

Three months ended June 30,	Medical	Industrial	Corporate	Adjustments	Total
2006
Sales to external customers	$1,351,590	$655,483	$—	$—	$2,007,073
Intersegment sales	—	482,641	—	(482,641)	—
Operating income (loss)	(759,742)	(143,085)	(301,184)	—	(1,204,011)
Interest income (expense), net	—	—	47,906	—	47,906
Depreciation and amortization	96,254	6,050	—	—	102,304
Other significant non-cash items:
Stock-based compensation	37,823	18,263	56,385	—	112,471
Expenditures for fixed assets	132,747	11,611	—	—	144,358
Total assets	3,930,785	2,094,035	5,191,670	(918,353)	10,298,137

2005
Sales to external customers	$1,909,329	$623,629	$—	$—	$2,532,958
Intersegment sales	—	828,791	—	(828,791)	—
Operating income (loss)	(612,523)	(14,042)	(255,412)	—	(881,977)
Interest income (expense), net	—	—	44,819	—	44,819
Depreciation and amortization	89,443	14,808	—	—	104,251
Other significant non-cash items:
Stock-based compensation	46,575	62	3,047	—	49,684
Expenditures for fixed assets	102,227	7,825	—	—	110,052
Total assets	3,474,384	1,786,976	9,051,134	(80,498)	14,231,996

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, the continuation of our contract with MENT, general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission.  We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

We develop, manufacture and sell flexible endoscope products for the medical device and industrial device markets.  We operate in three reporting segments, medical, industrial and corporate.

Medical Segment

The medical segment supplies flexible endoscopes and disposable Slide-On® EndoSheath® Systems (“EndoSheaths”) to the ENT, urology, gastrointestinal (“GI”) and pulmonary markets.  Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, Trans-Nasal Esophagoscopes (“TNE”), cystoscopes, sigmoidoscopes and bronchoscopes.  We have designed the EndoSheaths to allow the health-care providers to process patients economically by permitting the providers to minimize reprocessing the endoscopes between procedures.  In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

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

We believe the marketing and sales capabilities of MENT have facilitated and will continue to facilitate the introduction of new products to the ENT market by allowing quicker market acceptance of these products than if we marketed them ourselves.  As a result of this agreement, the success of our ENT product line is substantially dependent upon the success of the marketing and sales activities of MENT, over which we have limited control.

In December 2004, we signed the MGU Agreement with MGU, granting MGU the exclusive right to distribute our new cystoscope with Slide-On EndoSheath System to urologists in the United States and Canada.  The term of the MGU Agreement was through March 31, 2006, renewable for successive one-year periods unless either party notified the other party in writing at least 90 days prior to the end of any term that it did not want to renew.  In May 2006, we and MGU mutually terminated the MGU Agreement, due to lower sales than we expected, and a change in strategy by MGU.  MGU has decided to put greater focus on therapies and narrow its overall uro-diagnostics product offerings, which included our products.  We decided to explore other forms of distribution for our flexible cystoscope and Slide-On EndoSheath System, including through a network of independent sales representatives. We are in the process of establishing a network of independent sales representatives for the domestic urology market.  We expect developing this network will take between 6 and 9 months.  We will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

We have retained our domestic network of independent sales representatives for the GI and pulmonary product lines.  Also, we have retained our own international network of distributors for all our medical product lines.

Cost Reduction

During the fiscal year ending March 31, 2007 (“FY 07”), we plan to continue the efforts begun in the fiscal year ended March 31, 2006 (“FY 06”) to reduce the cost of materials and labor across our endoscope and EndoSheath product lines.  These plans include the re-configuration of the manufacturing line that produces our ENT and TNE EndoSheaths by combining equipment we brought back from a foreign sub-contractor with equipment we have in our Natick, MA facility.  We expect the re-configuration will be completed in the fall of 2006, and expect it will result in a reduction in the unit cost of our ENT Slide-On EndoSheath of approximately 25%.  We also plan to continue a development project that we expect will result in automating many of the processes performed in the manufacture of EndoSheaths.

New Products

In May 2005, we received clearance from the FDA to market our new ENT-3000 portable endoscope with battery powered LED light source.  During FY 07, our product development plans include the design of a new family of videoscopes with a miniature digital camera mounted on the distal end of the insertion tube, and design and cost improvements to our TNE and cystoscopes.

Industrial Segment

The industrial segment designs, manufactures and sells flexible endoscopes, termed borescopes, for industrial users, and manufactures and repairs flexible endoscopes for the medical segment.  The industrial segment users consist primarily of companies in the aircraft engine manufacturing and maintenance markets, the defense market and a variety of specialized industrial markets.

Corporate Segment

The corporate segment consists of certain administrative and business development activities applicable to the Company as a whole.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  See the Notes to the Consolidated Financial Statements included elsewhere herein.  Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates.  Our critical accounting policies include the following:

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

Options Issued

We account for options issued to non-employees and employees in accordance with the provisions of SFAS 123R.  We use the Black-Scholes option-pricing model for determining the value of options issued, and we expense that value over the vesting period of the options.  We grant options with vesting periods ranging from immediate to four years.  For Q1 07 we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term.  The contractual term of our options is ten years.  The option granted in Q1 07 vests at a rate of 25% per year for the first four years.  The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term.  We used historical data to estimate the expected price volatility and forfeiture rate.  The expected dividend yield is 0%, based on our history of not paying dividends and on the fact we are prohibited from paying dividends under our bank agreement.

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

Results of Operations

Net Sales

Net sales for the three months ended June 30, 2006 (“Q1 07”) were $2,007,073, a decrease of $525,885, or 21%, compared to the three-month period ended June 30, 2005 (“Q1 06”).  During Q1 07, net sales of the medical segment decreased by $557,739, or 29%, to $1,351,590, and net sales of the industrial segment increased by $31,854, or 5%, to $655,483, compared to Q1 06.  In the medical segment, we track sales of endoscopes and EndoSheaths by market.  We also track sales of peripheral items that can be sold to more than one market.  Sales of other products include sales to the GI and pulmonary markets and sales of repairs and accessories.   Sales by segment and category in Q1 07 and Q1 06 were as follows ($000’s):

Category	Q1 07	Q1 06	Increase (Decrease)	Percent
ENT	$1,032	$1,191	$(159)	(13)%
Urology	75	347	(272)	(78)%
Peripherals	69	122	(53)	(43)%
Other	176	249	(73)	(29)%
Total medical	$1,352	$1,909	$(557)	(29)%
Total industrial	655	624	31	5%
Total VSCI	$2,007	$2,533	$(526)	(21)%

Medical Sales — ENT Market

Net sales to the ENT market include products for domestic and international customers as follows ($000’s):

ENT Market	Q1 07	Q1 06	Increase (Decrease)	Percent
Domestic	$532	$556	$(24)	(4)%
International	500	635	(135)	(21)%
Total ENT	$1,032	$1,191	$(159)	(13)%

We further delineate products sold to the domestic ENT market as follows ($000’s):

Products	Q1 07	Q1 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$403	$172	$231	134%
Endoscopes	129	384	(255)	(66)%
Total Domestic ENT	$532	$556	$(24)	(4)%

The primary reason for the decrease in sales of products to the domestic ENT market was lower demand for our TNE endoscopes from MENT.  In addition, there was lower demand for our ENT endoscopes.  Usage of TNE endoscopes by ENT physicians allows them to perform procedures in their offices that currently are performed by GI physicians in hospitals.  Educating this market on the advantages of these procedures has proven more difficult than we or MENT had anticipated.  We expect these procedures will be more popular among ENT physicians in the future to diagnose and treat gastroenterology reflux disease (“GERD”), especially as the population ages.  A TNE procedure allows patients to receive topical anesthetics in a physician’s office, as opposed to the more common Trans Oral Esophagoscopy procedure that requires a patient to be consciously sedated in a hospital.   A patient who undergoes a TNE procedure can recover more quickly than one who is consciously sedated.  In addition, physicians can receive higher reimbursement rates, and treat more patients in a given day, by performing these procedures in their offices, than by performing them in hospitals.  It is our view that these procedures will increase in the future because the inconvenience to the patient is less and the total cost is less when they are done in an office.  However, it will take time to educate and train the physicians and educate the patient population on these advantages.

Sales of our ENT Slide-On EndoSheath (“ENT SOS”) increased in Q1 07, compared to Q1 06, when MENT was in the process of selling the inventory it had purchased in the first year of the Medtronic Agreement.  In Q1 07, we sold 53,749 units of our basic ENT SOS to MENT, an increase of 30,279 units compared to Q1 06.  This quantity is approximately what we expected to sell in Q1 07.  For all of FY 07, we expect to sell 200,000 units of these EndoSheaths to MENT.

As a result of the Medtronic Agreement, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of MENT over which we have limited control.

We further delineate products sold to the international ENT market as follows ($000’s):

Products	Q1 07	Q1 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$481	$434	$47	11%
Endoscopes	19	201	(182)	(91)%
Total International	$500	$635	$(135)	(21)%

The decrease in net sales to international distributors is primarily due to lower demand for ENT endoscopes and TNE endoscopes, offset partially by higher demand for ENT SOS.  Sales of endoscopes are dependent upon a variety of factors, including the timing requirements of end users, foreign exchange rates, sales promotions of international competitors and other factors.  Unit sales of ENT endoscopes in Q1 07 to international distributors were 4, compared to 49 in Q1 06.  We are in the early stages of selling TNE endoscopes to our distributors, and we plan to increase our sales of this product by increasing the number of distributors in countries where we do not have representation.  However, there can be no assurance we will be able to consummate these agreements on terms that are beneficial to us.  Unit sales of ENT SOS to the international distributors were 76,340 in Q1 07, an increase of 8,460 units, compared to unit sales in Q1 06.

Medical Sales — Urology

The decrease in sales of urology products reflects primarily the cancellation of the MGU Agreement with MGU.  In May 2006, we and MGU mutually terminated the MGU Agreement, due to lower sales than we expected, and a change in strategy by MGU.  MGU decided to put greater focus on therapies and narrow its overall uro-diagnostics product offerings, which included our products.   We decided to explore other forms of distribution for our flexible cystoscope and Slide-On EndoSheath System, including through a network of independent sales representatives.  We expect developing this network will take between 6 and 9 months.  We will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

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

Medical Sales — Peripherals and Other

Sales of peripheral and other products declined in Q1 07, compared to Q1 06, due primarily to lower demand for our GI and pulmonary EndoSheaths.  We have a small installed base of users of these products, and we plan to continue to supply them with EndoSheaths in FY 07.  However, we do not plan to promote these products.  As a result, we expect sale of these products will continue to decline during FY 07, compared to FY 06.  In addition, we experienced lower demand for light sources and other accessories.

Industrial Segment

The increase in net sales of the industrial segment was due to higher demand in the market for new fiberscopes and repairs to fiberscopes.

Gross Profit

Gross profit was $488,002 in Q1 07, a decrease of $122,138, compared to gross profit in Q1 06.  Gross profit increased by approximately $2,000 in the medical segment, and decreased by approximately $124,000 in the industrial segment.  Gross profit in the medical segment increased due to higher volume of domestic sales of ENT SOS, but decreased due to the lower volume of ENT endoscopes, peripherals and other products.  In the industrial segment, the decrease in gross profit was due primarily to an increase in overhead costs associated with improving our manufacturing and quality control of endoscopes.

Operating Expenses

Selling, General and Administrative Expenses

The increase in selling, general and administrative (“SG&A”) expenses in Q1 07 was due primarily to higher spending for personnel, including stock-based compensation, of approximately $42,000; higher spending on product promotion and travel for medical products of approximately $14,000; higher costs for professional fees of approximately $24,000; and higher commission costs for industrial products of approximately $9,000.

Research and Development Expenses

The increase in research and development (“R&D”) expenses in Q1 07, compared to Q1 06 was due primarily to additional spending for materials and personnel hired to work on developing our new videoscope.  We expect R&D expenses will continue to be higher in FY 07, compared to FY 06, as we increase our efforts to develop this new family of videoscopes.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q1 07	Q1 06	Change
Medical	$(760)	$(613)	$(147)
Industrial	(143)	(14)	(129)
Corporate	(301)	(255)	(46)
Total	$(1,204)	$(882)	$(322)

In the medical segment, higher spending for SG&A and R&D resulted in an increase to the operating loss for Q1 07.  In the industrial segment, the lower gross profit was the primary cause for the increase in the operating loss in Q1 07.  In the corporate segment, higher charges for professional fees and stock-based compensation resulted in an increased loss in Q1 07.

Liquidity and Capital Resources

At June 30, 2006, our principal source of liquidity was working capital of approximately $7.3 million, including $5.1 million in cash and cash equivalents.  At June 30, 2006, we had acceptances payable to a bank totaling approximately $23,000.  We have pledged $125,000 to support these acceptances.

In July 2006, we renewed our bank agreement, which is subject to renewal again in July 2007.  This bank agreement includes a revolving line of credit under which we may borrow up to $250,000, including any outstanding letters of credit and banker’s acceptances.  Borrowings under these loan arrangements would bear interest at the prime rate, and would be collateralized by our assets.  In addition, we have an equipment line with the bank, providing for us to borrow up to $750,000 for the purchase of new equipment until July 31, 2007.  At that time, any borrowings under the equipment line would become payable as a note, over a three-year period, at the bank’s prime rate.  Alternatively, we could arrange for other financing of the equipment at that time, and repay any amounts drawn down under that line.  The agreement also stipulates that we have the greater of $2.0 million, or one-half of our cash and cash equivalents, on deposit or invested at the bank.  In Q1 07, we did not utilize the equipment line.

Our cash and cash equivalents decreased by approximately $1,032,000 in the three months ended June 30, 2006, due primarily to cash used for operations of approximately $863,000, cash used for investing activities of approximately $144,000, and cash used for financing of approximately $25,000.  We expect that our current balance of cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

We have incurred losses since our inception, and losses are expected to continue at least during FY 07.  We have funded the losses principally with the proceeds from public and private equity financings.

We expect total spending for property and equipment to be approximately $1,500,000 for FY 07.

We conduct our operations in certain leased facilities.  These leases expire on various dates through August 31, 2010.  In addition, we have operating leases for certain office equipment.  These leases expire on various dates through April 2009.  The following chart summarizes our contractual obligations as of June 30, 2006.

Contractual Obligation	Total	Due within 1 Year	Due in 1-3 years	Due in 3-5 Years
Operating leases	$1,142,167	$393,414	$681,045	$67,708
Capital lease	24,094	21,299	2,795	—

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities.  This pronouncement is effective for fiscal years beginning after June 15, 2005.  The Company believes this new standard has had no material impact on its results of operations for the three months ended June 30, 2006.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial position and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first fiscal quarter of its fiscal year ending March 31, 2008. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our Japanese Yen liabilities are settled within 90 days of receipt of materials.  At June 30, 2006, our liabilities relating to Japanese Yen were approximately $26,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended June 30, 2006, are effective.

b)            Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 have not materially changed.

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

VISION-SCIENCES, INC.

Date: August 14, 2006	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: August 14, 2006	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)