Form 10-Q
period 2006-09-30
VISION SCIENCES INC /DE/
filed 2006-11-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2006.

Common Stock, par value of $.01	35,166,278
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,038,235	$6,138,148
Accounts receivable, net of allowance for doubtful accounts of $124,343 and $145,402, respectively	1,055,663	1,767,913
Inventories	2,586,674	2,384,993
Prepaid expenses and deposits	32,966	59,532
Total current assets	7,713,538	10,350,586

Property and Equipment, at cost:
Machinery and equipment	5,059,319	4,747,964
Furniture and fixtures	262,278	250,865
Leasehold improvements	588,796	582,631
	5,910,393	5,581,460
Less-Accumulated depreciation and amortization	4,698,243	4,489,529
	1,212,150	1,091,931

Other assets, net of accumulated amortization of $63,270 and $60,127, respectively	65,362	68,505
Total assets	$8,991,050	$11,511,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$28,642	$61,536
Current portion of note payable	17,452	26,431
Accounts payable	588,168	892,398
Accrued expenses	1,103,091	1,028,146
Total current liabilities	1,737,353	2,008,511

Long-term portion of note payable	—	4,193

Stockholders’ Equity:
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—35,166,278 shares at September 30, 2006 and 35,148,427 shares at March 31, 2006	351,662	351,483
Additional paid-in capital	75,941,682	75,678,615
Accumulated deficit	(69,039,647)	(66,531,780)
Total stockholders’ equity	7,253,697	9,498,318
Total liabilities and stockholders’ equity	$8,991,050	$11,511,022

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$2,291,305	$2,301,552	$4,298,378	$4,834,510
Cost of sales	1,894,783	1,807,204	3,413,854	3,730,022

Gross profit	396,522	494,348	884,524	1,104,488

Selling, general and administrative expenses	1,181,660	1,169,392	2,263,469	2,164,336
Research and development expenses	600,820	442,484	1,211,024	939,658
Loss from operations	(1,385,958)	(1,117,528)	(2,589,969)	(1,999,506)

Interest income	41,447	41,093	89,838	86,880
Interest expense	(371)	(851)	(856)	(1,817)
Other income (expense), net	(2,600)	(1,260)	(6,880)	4,800

Net loss	$(1,347,482)	$(1,078,546)	$(2,507,867)	$(1,909,643)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.07)	$(0.05)

Shares used in computing basic and diluted net loss per common share	35,166,278	35,092,438	35,159,392	35,070,300

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
and COMPREHENSIVE LOSS
(Unaudited)

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss

Balance, March 31, 2006	35,148,427	$351,483	$75,678,615	$(66,531,780)	$9,498,318
Exercise of stock options, net	17,851	179	19,219		19,398
Compensation expense related to stock options			243,848		243,848
Net loss				(2,507,867)	(2,507,867)	$(2,507,867)
Total comprehensive loss						$(2,507,867)
Balance September 30, 2006	35,166,278	$351,662	$75,941,682	$(69,039,647)	$7,253,697

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(2,507,867)	$(1,909,643)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	211,857	206,073
Stock-based compensation	243,848	99,369
Changes in assets and liabilities:
Accounts receivable	712,250	326,361
Inventories	(201,681)	(696,827)
Prepaid expenses and deposits	26,566	10,357
Accounts payable	(304,230)	58,298
Accrued expenses	74,945	(203,366)
Net cash used for operating activities	(1,744,312)	(2,109,378)

Cash flows used for investing activities:
Purchase of property and equipment, net	(328,933)	(198,885)

Net cash used for investing activities	(328,933)	(198,885)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(13,172)	(12,211)
Payments of acceptances payable to a bank, net	(32,894)	—
Proceeds from the sale of common stock, net	—	55,869
Exercise of stock options, net	19,398	120,430
Net cash (used for) provided by financing activities	(26,668)	164,088
Net decrease in cash and cash equivalents	(2,099,913)	(2,144,175)
Cash and cash equivalents, beginning of period	6,138,148	9,868,586
Cash and cash equivalents, end of period	$4,038,235	$7,724,411

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$856	$1,817

Supplemental Disclosure of Non-cash Items from Financing Activities:

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      Basis of Presentation

The consolidated financial statements included herein have been prepared by Vision-Sciences, Inc. and subsidiaries (the “Company”) in accordance with generally accepted accounting principles in the United States of America (“GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report to stockholders.  The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

c.                                       Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	September 30,	March 31,
	2006	2006
	(unaudited)	(audited)
Raw materials	$1,465,627	$1,600,652
Work-in-process	427,144	143,803
Finished goods	693,903	640,538
	$2,586,674	$2,384,993

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

f.                                         Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured and (5) the fair value of undelivered elements, if any, exists.  To date the Company has not entered into any multiple element arrangements.  The Company recognizes revenue when title passes to the customer, generally upon shipment of products F.O.B. its plants.  Since September 2003, the Company’s medical segment has distributed all of its products for the Ear-Nose-Throat (“ENT”) market in the United States and Canada through an agreement (the “Medtronic Agreement”) with Medtronic ENT, Inc. (“MENT”).  The initial term of the Medtronic Agreement was three years, but is automatically renewed thereafter for successive one-year periods, unless terminated by either party upon advance written notice.  Neither party provided such notice, so the Medtronic Agreement has been renewed for one year.  The Medtronic Agreement does not provide for any contingencies, nor provide any terms related to product acceptance or warranty that are different from the normal terms provided by the Company to its other customers.

From December 2004 to May 1, 2006, the Company’s medical segment distributed all of its products for the urology market in the United States and Canada through Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”) as part of a separate exclusive agreement (the “MGU Agreement”).  The MGU Agreement continued in full force and effect until March 31, 2006, renewable thereafter annually, unless terminated by either party.  In May 2006, the Company and MGU terminated the MGU Agreement.  Subsequent to May 1, 2006, the Company has been developing its own worldwide independent sales representative organization to distribute its products to the urology market.

The Company’s medical segment distributes its products for the pulmonary and gastro-intestinal (“GI”) markets through a network of independent domestic sales representatives. The Company’s medical segment distributes all its products outside the United States and Canada through a network of independent international distributors.

The Company’s industrial segment distributes all its products using direct sales personnel and a network of independent sales representatives.

g.                                      Foreign Currency Transactions: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company charges foreign currency exchange gains or losses, in connection with its purchases of products from vendors in Japan, to operations.

h.                                      Income Taxes: The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Under SFAS 109, deferred tax assets or liabilities are computed based upon the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.  The Company has recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

i.                                          Stock-based Compensation: Effective April 1, 2006 the Company began accounting for compensation expense related to stock options granted to employees and directors in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”).  Prior to April 1, 2006, the Company accounted for stock options according to Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees.

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

The Company continues to account for compensation expense related to stock options granted to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”).  According to the provisions of EITF 96-18, the Company determines the fair value of options granted to non-employees using the Black-Scholes option-pricing model on the measurement date which is either the date a commitment for performance is reached, or when performance has been completed, depending upon the facts and circumstances of the option.  The fair value of the options valued at the measurement date is expensed over the vesting period of the options.  This method approximates the same periods the expense would be recognized had the Company paid cash for the services.  The Company does not account for the fair value of options granted, in which the quantity and terms are known up front, prior to the measurement date, as the services are not rendered prior to those dates.  The Company accounts for the fair value of options granted, in which the quantity and terms are not known up front, when the services are performed.

In accordance with SFAS 123R and EITF 96-18, the Company recorded $131,378 and $243,848 of stock-based compensation expense in the statement of operations for the three and six months ended September 30, 2006, respectively in the following expense categories:

	Three Months Ended	Six Months Ended
	September 30, 2006
Cost of Goods Sold	$15,583	$30,035
SG&A	105,014	191,454
R&D	10,781	22,359
Total	$131,378	$243,848

At September 30, 2006, the total unamortized stock-based compensation is approximately $866,000.  The Company will expense that amount over periods ending March 31, 2011.  The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, due to its policy of recording valuation allowances equal to its deferred tax asset.

In the three and six months ended September 30, 2005, the Company recorded compensation expense of $49,684 and $99,369 for non-qualified stock options in the statement of operations in the following expense categories:

	Three Months Ended	Six Months Ended
	September 30, 2005
Cost of Goods Sold	$—	$—
SG&A	49,575	99,150
R&D	109	219
Total	$49,684	$99,369

In the six months ended September 30, 2006 (“6M 07”), the Company granted options to purchase 265,000 shares of the Company’s common stock to employees.  The fair value of these options measured at the option grant dates was approximately $240,000, determined using the Black-Scholes option-pricing model, and is being recorded as an expense over the vesting period.  The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

Six Months Ended September 30, 2006
Risk-free interest rate	4.51%-4.96%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	67%-69%
Weighted average value grant per share	$1.36

In 6M 07, the Company granted options to purchase 100,000 shares of the Company’s common stock to a non-employee.  The fair value of these options measured at the option grant dates was approximately $107,000, determined using the Black-Scholes option-pricing model, and is being recorded as an expense over the vesting period.  The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

Six Months Ended September 30, 2006
Risk-free interest rate	4.91%
Expected dividend yield	—
Expected life	10.0 years
Expected volatility	69%
Weighted average value grant per share	$1.60

In 6M 07, the Company granted options to purchase 16,000 shares of the Company’s common stock to outside members of the board of directors.  The fair value of these options measured at the option grant dates was approximately $15,160, determined using the Black-Scholes option-pricing model, and was recorded as an expense in the three months ended September 30, 2006, as the options were 100% vested upon grant.  The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

Six Months Ended September 30, 2006
Risk-free interest rate	4.91%
Expected dividend yield	—
Expected life	5.50 years
Expected volatility	69%
Weighted average value grant per share	$1.49

We account for options issued in accordance with the provisions of SFAS 123R.  We grant options with vesting periods ranging from immediate to four years.  For the quarters ended June 30, 2006 (“Q1 07”) and September 30, 2006 (“Q2 07”), for options granted to employees, we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term.  For the option granted to the non-employee, we used the full contractual term for the expected option term.  The contractual term of our options is ten years.  The options granted in Q1 07 and Q2 07 to employees and the non-employee vest at a rate of 25% per year for the first four years.  The options granted in Q2 07 to members of the board are 100% vested upon grant. The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term.  We used historical data to estimate the expected price volatility and forfeiture rate.  The expected dividend yield is 0%, based on our history of not paying dividends and on the fact that we are prohibited from paying dividends under our bank agreement.

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

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss — as reported	$(1,078,546)	$(1,909,643)
Stock-based employee compensation — as reported	3,297	6,594
Pro forma stock-based employee compensation	(146,493)	(265,662)
Net loss — pro forma	$(1,221,742)	$(2,168,711)

Net loss per share — as reported	$(.03)	$(.05)
Stock-based employee compensation — as reported	—	—
Pro forma stock-based employee compensation	—	(.01)
Net loss per share — pro forma	$(.03)	$(.06)

In the six months ended September 30, 2005, the Company granted options to purchase 241,500 shares of the Company’s common stock.  The fair value of these options measured at the option grant date were approximately $308,853, determined using the Black-Scholes option-pricing model, and were not recorded as an expense over the vesting period, as the Company was not accounting for options under SFAS 123R.

The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

Six Months Ended September 30, 2005
Risk-free interest rate	3.33%
Expected dividend yield	—
Expected life	5 years
Expected volatility	69%-72%
Weighted average value grant per share	$2.13

j.                                                Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial position and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of its fiscal year ended March 31, 2008. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires public entities with defined benefit pension plans and other postretirement plans to fully recognize, as an asset or a liability, the overfunded or underfunded status of its benefit plans in its 2006 balance sheet. The Company does not expect SFAS 158 to have an impact on its consolidated financial statements as it has no defined benefit pension or other postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company has not determined the effect the adoption of SAB No. 108 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157 Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged. The Company has not yet determined the effect the adoption of SFAS 157 will have on its financial position and results of operations.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of EITF No. 06-03.  Should the Company need to change the manner in which it records gross receipts, it is not expected that the change will have a material impact on total operating revenue and expenses and operating income and net income would not be affected.

3.             Stock Option Plans

The Company had a stock option plan (the “1990 Plan”) under which it could grant employees and non-employees stock options at the fair value of the stock on the date of grant.  The Board of Directors had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan, of which 872,087 were retired as of the expiration of the 1990 Plan.  Options for the purchase of 1,495,750 shares of common stock under the 1990 Plan remain outstanding at September 30, 2006.

The Company has a stock option plan (the “2000 Plan”) under which it grants key employees and consultants stock options at the fair value of the stock on the date of grant.  Options become exercisable at varying dates ranging up to five years from the date of grant.  The Board of Directors and shareholders have authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock under the 2000 Plan, of which 808,358 shares remain available for future grant.  Options for the purchase of 3,039,500 shares of common stock under the 2000 Plan remain outstanding at September 30, 2006.  The Company grants options to both employees and non-employee consultants.

A summary of the stock option activity for 6M 07 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2006	4,367,351	$1.52	6.08
Granted	365,000	1.43
Exercised	(17,851)	1.09
Canceled	(179,250)	2.30
Outstanding September 30, 2006	4,535,250	$1.49	5.85
Exercisable September 30, 2006	3,315,375	$1.47

The total intrinsic value of options exercised in 6M 07 was $11,722.00.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$.79 - 1.05	1,151,250	6.46	$1.02	1,103,750	$1.02
1.06 - 1.31	1,202,750	5.24	1.14	710,875	1.17
1.34 - 1.67	1,502,750	4.88	1.57	1,138,000	1.61
1.73 - 2.25	312,500	8.50	1.90	79,375	1.93
2.28 - 2.90	136,000	7.80	2.50	118,375	2.46
3.25 - 4.30	230,000	7.59	3.95	165,000	3.87
	4,535,250	5.85	$1.49	3,315,375	$1.47

The aggregate intrinsic value of all outstanding and exercisable options at September 30, 2006 is negative, as the closing price of the Company’s common stock on September 30, 2006 is less than the weighted average price of the outstanding and exercisable options.

The Company has a 2003 Director Option Plan (the “2003 Plan”) under which it may grant up to 200,000 non-statutory stock options to non-employee directors of the Company at the fair value of the stock on the grant date.  The terms of the 2003 Plan include automatic grants of 4,000 shares to each outside director on each date on which an annual meeting of the stockholders of the Company is held, provided that such outside director does not hold on such date any outstanding options to purchase common stock of the Company’s 1993 Plan, which options are not fully exercisable.  Options granted under the 2003 Plan are 100% vested on the date of grant.  The Company granted options to purchase 16,000 shares to the outside directors on August 3, 2006.  The Company expects to make similar grants at the annual meetings in each of 2007, 2008 and 2009.

A summary of the 2003 Plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2006	72,000	$1.00 - $2.10	$1.39
Granted	16,000	1.49	1.49
Exercised	—	—	—
Canceled	—	—	—
Outstanding September 30, 2006	88,000	$1.00 - $2.10	$1.41
Exercisable September 30, 2006	88,000	$1.00 - $2.10	$1.41

The following table summarizes information about director stock options outstanding and exercisable at September 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.00 - 1.30	40,000	4.69	$1.15	40,000	$1.15
1.49 - 1.92	40,000	5.26	1.54	40,000	1.54
2.06 - 2.10	8,000	8.91	2.08	8,000	2.08
	88,000	5.33	$1.41	88,000	$1.41

4.               Segment Information

The Company has three reportable segments — medical, industrial and corporate.  The medical segment designs, manufactures and sells disposable Slide-On® EndoSheaths® (“EndoSheaths”) and sells endoscopes to users in the healthcare industry.  The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.  In addition, the industrial segment manufactures and repairs endoscopes for the medical segment.  The corporate segment consists of certain administrative and business development activities applicable to the Company as a whole.

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

Three months ended September 30,	Medical	Industrial	Corporate	Adjustments	Total
2006
Sales to external customers	$1,589,019	$702,286	$—	$—	$2,291,305
Intersegment sales	—	424,829	—	(424,829)	—
Operating income (loss)	(781,788)	(114,206)	(489,964)	—	(1,385,958)
Interest income (expense), net	—	—	41,076	—	41,076
Depreciation and amortization	103,008	6,544	—	—	109,552
Other significant non-cash items:
Stock-based compensation	28,924	25,679	76,775	—	131,378
Expenditures for fixed assets	145,569	39,005	—	—	184,574

2005
Sales to external customers	$1,706,980	$594,572	$—	$—	$2,301,552
Intersegment sales	—	587,102	—	(587,102)	—
Operating income (loss)	(735,852)	(13,474)	(368,202)	—	(1,117,528)
Interest income (expense), net	—	—	40,242	—	40,242
Depreciation and amortization	92,960	8,862	—	—	101,822
Other significant non-cash items:
Stock-based compensation	46,575	62	3,047	—	49,684
Expenditures for fixed assets	80,789	8,044	—	—	88,833

Six months ended September 30,
2006
Sales to external customers	$2,940,608	$1,357,770	$—	$—	$4,298,378
Intersegment sales	—	907,470	—	(907,470)	—
Operating income (loss)	(1,541,531)	(257,290)	(791,148)	—	(2,589,969)
Interest income (expense), net	—	—	88,982	—	88,982
Depreciation and amortization	199,263	12,594	—	—	211,857
Other significant non-cash items:
Stock-based compensation	66,747	43,941	133,160	—	243,848
Expenditures for fixed assets	278,316	50,617	—	—	328,933
Total assets	2,989,903	1,990,419	5,003,557	(992,829)	8,991,050

2005
Sales to external customers	$3,616,309	$1,218,201	$—	$—	$4,834,510
Intersegment sales	—	1,415,893	—	(1,415,893)	—
Operating income (loss)	(1,348,375)	(27,516)	(623,615)	—	(1,999,506)
Interest income (expense), net	—	—	85,063	—	85,063
Depreciation and amortization	182,403	23,670	—	—	206,073
Other significant non-cash items:
Stock-based compensation	93,150	125	6,094	—	99,369
Expenditures for fixed assets	183,015	15,870	—	—	198,885
Total assets	3,741,647	1,842,183	7,810,366	(437,601)	12,956,595

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

Medical Segment

The medical segment supplies flexible endoscopes and disposable Slide-On® EndoSheath® Systems (“EndoSheaths”) to the ENT, urology, GI and pulmonary markets.  Health-care providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, Trans-Nasal Esophagoscopes (“TNE”), cystoscopes, sigmoidoscopes and bronchoscopes.  We have designed the EndoSheaths to allow the health-care providers to process patients economically by permitting the providers to minimize reprocessing the endoscopes between procedures.  In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

Our strategy in the medical segment is comprised of three components: a) improve sales distribution, b) lower manufacturing costs and c) increase the number of new product offerings.

Sales Distribution

Since September 19, 2003, we have been distributing all of our products for the ENT market in the United States and Canada through MENT, as part of the Medtronic Agreement. The initial term of the Medtronic Agreement was three years, but is automatically renewed thereafter for successive one-year periods, unless terminated by either party upon advance written notice.  Neither party provided such notice, so the Medtronic Agreement has been renewed for one year.  Under the Medtronic Agreement, we have granted MENT exclusive distribution rights in the United States and Canada to market and sell our ENT and TNE EndoSheaths and endoscopes to ENT practitioners.  MENT fulfilled certain minimum purchase requirements for the initial twelve-month period of the term.

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

In December 2004, we signed the MGU Agreement with MGU, granting MGU the exclusive right to distribute our new cystoscope with Slide-On EndoSheath System to urologists in the United States and Canada.  The term of the MGU Agreement was through March 31, 2006, renewable for successive one-year periods unless either party notified the other party in writing at least 90 days prior to the end of any term that it did not want to renew.  In May 2006, we and MGU mutually terminated the MGU Agreement, due to lower sales than we expected, and a change in strategy by MGU.  MGU decided to put greater focus on therapies and narrow its overall uro-diagnostics product offerings, which included our products.  We then decided to explore other forms of distribution for our flexible cystoscope and Slide-On EndoSheath System, including through a network of independent sales representatives. We are in the process of establishing a network of independent sales representatives for the domestic urology market, and we are also increasing our international network of independent distributors.  We expect developing this network will take between nine and twelve months.  We will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

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

New Products

In May 2005, we received clearance from the U.S. Food and Drug Administration to market our new ENT-3000 portable endoscope with battery powered LED light source.  During FY 07, our product development plans include the design of a new family of videoscopes with a miniature digital camera mounted on the distal end of the insertion tube, and design and cost improvements to our EndoSheaths for TNE and urology endoscopes.

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

Options Issued

We account for options issued to non-employees and employees in accordance with the provisions of SFAS 123R.  We use the Black-Scholes option-pricing model for determining the value of options issued, and we expense that value over the vesting period of the options.  We grant options with vesting periods ranging from immediate to four years.  For Q1 07 and Q2 07 we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term.  The contractual term of our options is ten years.  The options granted in Q1 07 and Q2 07 to employees and consultants vest at a rate of 25% per year for the first four years.  The options granted to members of the board of directors are 100% vested upon grant.  The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term.  We used historical data to estimate the expected price volatility and forfeiture rate.  The expected dividend yield is 0%, based on our history of not paying dividends and on the fact we are prohibited from paying dividends under our bank agreement.

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

Results of Operations

Net Sales

Q2 07 Compared to the Three-month Period Ended September 30, 2005 (“Q2 06”)

Net sales for Q2 07 were $2,291,305, a decrease of $10,247, or less than 1%, compared to Q2 06.  During Q2 07, net sales of the medical segment decreased by $117,961, or 7%, to $1,589,019, and net sales of the industrial segment increased by $107,714, or 18%, to $702,286, compared to Q2 06.  In the medical segment, we track sales of endoscopes and EndoSheaths by market.  We also track sales of peripheral items that can be sold to more than one market.  Sales of other products include sales to the GI and pulmonary markets and sales of repairs and accessories.   Sales by segment and category in Q2 07 and Q2 06 were as follows ($000’s):

Category	Q2 07	Q2 06	Increase (Decrease)	Percent
ENT	$1,264	$1,253	$11	1%
Urology	142	155	(13)	(8)%
Peripherals	22	78	(56)	(72)%
Other	161	221	(60)	(27)%
Total medical	$1,589	$1,707	$(118)	(7)%
Total industrial	702	594	108	18%
Total Company	$2,291	$2,301	$(10)	0%

Medical Sales — ENT Market

Net sales to the ENT market include products for domestic and international customers as follows ($000’s):

ENT Market	Q2 07	Q2 06	Increase (Decrease)	Percent
Domestic	$752	$638	$114	18%
International	512	615	(103)	(17)%
Total ENT	$1,264	$1,253	$11	1%

We further delineate products sold to the domestic ENT market as follows ($000’s):

Products	Q2 07	Q2 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$447	$258	$189	73%
Endoscopes	305	380	(75)	(20)%
Total Domestic ENT	$752	$638	$114	18%

The primary reason for the increase in sales of products to the domestic ENT market was higher demand for our basic ENT Slide-On EndoSheaths (“ENT SOS”) from MENT.  This increase was partially offset by lower demand for our ENT endoscopes.  Sales of our ENT SOS increased in Q2 07, compared to Q2 06, when MENT was in the process of starting to replenish their inventory after their initial purchases under the Medtronic Agreement.  In Q2 07, we sold 59,080 units of our basic ENT SOS to MENT, an increase of 24,250 units compared to Q2 06.  This quantity is approximately 8% higher than we expected to sell in Q2 07.  For all of FY 07, we are on a run rate to sell approximately 225,000 units of these EndoSheaths to MENT.

We experienced initial demand for EndoSheaths for our TNE therapeutic (“TNE Bx”) endoscopes.  However, we did not sell any TNE Bx endoscopes in Q2 07.  We manufacture TNE diagnostic (“TNE D”) and TNE Bx endoscopes, both of which allow ENT physicians to perform alternative procedures in their offices to those currently performed by GI physicians.  Educating this market on the advantages of these procedures has proven more difficult than we or MENT had anticipated.  We expect these procedures will be more popular among ENT physicians in the future to diagnose and treat gastroenterology reflux disease (“GERD”), especially as the population ages.  A TNE procedure allows patients to receive topical anesthetics in a physician’s office, as opposed to the more common Trans Oral Esophagoscopy procedure that requires a patient to be consciously sedated.   A patient who undergoes a TNE procedure can recover more quickly than one who is consciously sedated.  In addition, physicians can receive higher reimbursement rates and treat more patients in a given day by performing these procedures in their offices.  It is our view that these procedures will increase in the future because the inconvenience to the patient is less and the total cost is less when they are done in an office.  However, it will take time to educate and train the physicians and educate the patient population on these advantages.

As a result of the Medtronic Agreement, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of MENT over which we have limited control.

We further delineate products sold to the international ENT market as follows ($000’s):

Products	Q2 07	Q2 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$374	$509	$(135)	(27)%
Endoscopes	138	106	32	30%
Total International ENT	$512	$615	$(103)	(17)%

The decrease in net sales to international distributors is primarily due to lower demand for ENT SOS primarily from distributors in the United Kingdom countries and the Middle East, offset partially by higher demand from distributors in the European Union.  We believe demand from the United Kingdom countries was lower due to seasonal factors.  The demand from distributors in the Middle East that we experienced in FY 06 did not repeat in FY 07.  In addition, during Q2 07 we lost the services of our director of international sales and have replaced our Vice President of Sales and Marketing.  It will take time for the new Vice President of Sales and Marketing to assess the status of our international distributors and recommend any appropriate changes.  Unit sales of ENT SOS to the international distributors were 59,880 in Q2 07, a decrease of 19,580 units, compared to unit sales in Q2 06.

The increase in sales from international distributors for endoscopes in Q2 07, compared to Q2 06, was due primarily to higher demand for the ENT-1000, our small diameter endoscope, and the ENT-3000, our portable endoscope with battery-powered LED light source.  Unit sales of ENT endoscopes in Q2 07 to international distributors were 41, compared to 25 in Q2 06.  This increase was partially offset by lower demand for our TNE endoscopes from the international market.  Sales of endoscopes are dependent upon a variety of factors, including the timing requirements of end users, foreign exchange rates, sales promotions of international competitors and other factors.  We are in the early stages of selling TNE endoscopes to our distributors, and we plan to increase our sales of this product by increasing the number of distributors in countries where we do not have representation.  However, there can be no assurance we will be able to consummate these agreements on terms that are beneficial to us.

Medical Sales — Urology

The decrease in sales of urology products reflects primarily the cancellation of the MGU Agreement, offset partially by higher demand from our international distributors in Europe and Israel.  In May 2006, we and MGU mutually terminated the MGU Agreement, due to lower sales than we expected, and a change in strategy by MGU.  MGU decided to put greater focus on therapies and narrow its overall uro-diagnostics product offerings, which included our products.  We then decided to explore other forms of distribution for our flexible cystoscope and Slide-On EndoSheath System.  We are in the process of establishing a network of independent sales representatives for the domestic urology market, and we are also increasing our network of independent distributors for the international urology market.  We expect developing these networks will take between nine and twelve months.  We will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

We have begun to see the results of the efforts of our international distributors to sell urology products, as we sold fifteen cystoscopes to this channel in Q2 07, compared to two in Q2 06.  Also, we sold approximately 2,200 EndoSheaths for our cystoscopes in Q2 07, compared to 230 in Q2 06.

We believe the CST-2000 and EndoSheath can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient.  In addition, the use of our CST-2000 with EndoSheath avoids the need to reprocess endoscopes with harsh chemicals, one of which has been contraindicated for use on patients with bladder cancer.

Medical Sales — Peripherals and Other

Sales of peripheral and other products declined in Q2 07, compared to Q2 06, due primarily to lower demand for our GI and pulmonary EndoSheaths.  We have a small installed base of users of these products, and we plan to continue to supply them with EndoSheaths in FY 07.  However, we do not plan to promote these products.  As a result, we expect sale of these products will continue to decline during FY 07, compared to FY 06.  In addition, we experienced lower demand for light sources and other accessories.

Industrial Segment

The increase in net sales of the industrial segment was due to higher demand in the market for new fiberscopes.

6 M 07 Compared to the Six Months Ended September 30, 2005 (“6 M 06”)

Medical Sales — ENT Market

Net sales for 6M 07 were $4,298,378, a decrease of $536,132, or 11%, compared to net sales in 6M 06.  In 6M 07, sales of the medical segment were $2,940,608, a decrease of $675,701, or 19%, compared to net sales of $3,616,309 in 6M 06.  In 6M 07, sales of the industrial segment were $1,357,770, an increase of $139,569, or 11%, compared to net sales of $1,218,201 in 6M 06.  Net sales by category were as follows ($000’s):

Category	6M 07	6M 06	Increase (Decrease)	Percent
ENT	$2,296	$2,443	$(147)	(6)%
Urology	216	503	(287)	(57)%
Peripherals	91	200	(109)	(55)%
Other	337	470	(133)	(28)%
Total medical	$2,940	$3,616	$(676)	(19)%
Total industrial	1,358	1,218	140	11%
Total Company	$4,298	$4,834	$(536)	(11)%

Sales to the ENT market include products for the domestic and international customers as follows:

ENT Market	6M 07	6M 06	Increase (Decrease)	Percent
Domestic	$1,283	$1,194	$89	7%
International	1,013	1,249	(236)	(19)%
Total ENT	$2,296	$2,443	$(147)	(6)%

We further delineate products sold to the domestic ENT market as follows ($000’s):

Products	6M 07	6M 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$850	$429	$421	98%
Endoscopes	433	765	(332)	(43)%
Total Domestic ENT	$1,283	$1,194	$89	7%

The primary reason for the increase in sales of ENT EndoSheaths to the domestic market was higher demand from MENT, offset partially by lower demand for ENT and TNE endoscopes.  The lower demand for endoscopes was due in approximately equal measure to lower demand for ENT and TNE endoscopes.

We further delineate products sold to the international ENT market as follows ($000’s):

Products	6M 07	6M 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$856	$942	$(86)	(9)%
Endoscopes	157	307	(150)	(49)%
Total International ENT	$1,013	$1,249	$(236)	(19)%

The primary cause for the lower sales of  EndoSheaths in the 6M 07, compared to 6M 06 was lower demand from distributors in the Middle East.  The primary cause for the lower sales of endoscopes to international distributors was the lower demand in the three months ended June 30, 2006 for ENT endoscopes.  Demand recovered partially in Q2 07, but due to the more unpredictable nature of the sales cycle of endoscopes we cannot expect demand will recover fully in FY 07 to where it was in FY 06.

Medical Sales — Urology Market

The lower sales to the urology market are due primarily to the termination of the MGU Agreement and the resulting time required to establish a network of domestic sales representatives.  Sales of cystoscopes and EndoSheath Systems to the international market increased to approximately $163,000 in the 6M 07, compared to approximately $43,000 in the 6M 06.  We believe we will continue to show progress in international markets from the distributors who are selling the urology line and from additional distributors with whom we intend to establish agreements.  However, there can be no assurance that we will be able to establish these agreements on terms satisfactory to us.

Industrial Segment

The increase in sales to the industrial market in 6M 07 was due primarily to higher demand for new borescopes.  However, this will continue to be a difficult market for us until we are able to provide a competitive videoscope to this market.

Gross Profit

Q2 07 Compared to Q2 06

Gross profit was $396,522 in Q2 07, a decrease of $97,826, compared to gross profit in Q2 06.  Gross profit increased by approximately $88,000 in the medical segment, and decreased by approximately $186,000 in the industrial segment.  Gross profit in the medical segment increased due to lower fixed costs, and lower charges for inventory that reflect an excess of cost over market value of our EndoSheaths for our cystoscope.  In the industrial segment, the decrease in gross profit was due primarily to an increase in overhead costs associated with improving our manufacturing and quality control of endoscopes.

6M 07 Compared to 6M 06

Gross profit was $884,524 in 6M 07, a decrease of $219,964, compared to gross profit in 6M 06.  Gross profit increased by approximately $90,000 in the medical segment and decreased by approximately $310,000 in the industrial segment.  The causes of the changes were the same as noted above.

Operating Expenses

Selling, General and Administrative Expenses

Q2 07 Compared to Q2 06

The increase in selling, general and administrative (“SG&A”) expenses in Q2 07 was due primarily to higher spending for professional fees of approximately $57,000, and higher spending for travel of approximately $18,000.  These increases were partially offset by lower charges to the reserve for bad debts of approximately $73,000.

6M 07 Compared to 6M 06

The increase in SG&A expenses in 6M 07 was due primarily to higher spending for professional fees of approximately $83,000; higher spending for outside services for translation of marketing materials of approximately $25,000; higher spending for personnel, including stock-based compensation, of approximately $35,000.  These increases were partially offset by lower charges to the reserve for bad debts of approximately $73,000.

Research and Development Expenses

The increase in research and development (“R&D”) expenses in Q2 07, compared to Q2 06 and for 6M 07, compared to 6M 06 was due primarily to additional spending for materials and personnel hired to work on developing our new videoscope.  We expect R&D expenses will continue to be higher in FY 07, compared to FY 06, as we accelerate our efforts to develop this new family of videoscopes.

Operating Income (Loss)

Operating loss by segment was as follows ($000’s):

Segment	Q2 07	Q2 06	Change	6M 07	6M 06	Change
Medical	$(782)	$(736)	$(46)	$(1,542)	$(1,348)	$(194)
Industrial	(114)	(13)	(101)	(257)	(28)	(229)
Corporate	(490)	(368)	(122)	(791)	(624)	(167)
Total	$(1,386)	$(1,117)	$(269)	$(2,590)	$(2,000)	$(590)

In the medical segment, higher spending for SG&A and R&D, offset partially by higher gross profit, resulted in an increase to the operating loss for Q2 07 and 6M 07.  In the industrial segment, the lower gross profit more than offset the lower spending for SG&A, causing an increase in the operating loss in Q2 07 and 6M 07.  In the corporate segment, higher charges for professional fees and stock-based compensation resulted in an increased loss in Q2 07 and 6M 07.

Liquidity and Capital Resources

At September 30, 2006, our principal source of liquidity was working capital of approximately $6.0 million, including $4.0 million in cash and cash equivalents.  At September 30, 2006, we had acceptances payable to a bank totaling approximately $29,000.  We have pledged $125,000 to support these acceptances.

In July 2006, we renewed our bank agreement, which is subject to renewal again in July 2007.  This bank agreement includes a revolving line of credit under which we may borrow up to $250,000, including any outstanding letters of credit and banker’s acceptances.  Borrowings under these loan arrangements would bear interest at the prime rate, and would be collateralized by our assets.  In addition, we have an equipment line with the bank, providing for us to borrow up to $750,000 for the purchase of new equipment until July 31, 2007.  At that time, any borrowings under the equipment line would become payable as a note, over a three-year period, at the bank’s prime rate.  Alternatively, we could arrange for other financing of the equipment at that time, and repay any amounts drawn down under that line.  The agreement also stipulates that we have the greater of $2.0 million, or one-half of our cash and cash equivalents, on deposit or invested at the bank.  In 6M 07, we did not utilize the equipment line.

Our cash and cash equivalents decreased by approximately $2.1 million in the six months ended September 30, 2006, due primarily to cash used for operations of approximately $1.74 million, cash used for investing activities of approximately $0.33 million, and cash used for financing of approximately $0.03.  We expect that our current balance of cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

We have incurred losses since our inception, and losses are expected to continue at least during FY 07.  We have funded the losses principally with the proceeds from public and private equity financings.

We expected total spending for property and equipment to be approximately $1,500,000 for FY 07.  Approximately 45% of this spending is dependent upon the purchase of unique machinery to allow us to reduce the cost of our production of EndoSheaths.  We continue to work on this project, the timing of which will determine the timing of the spending for property and equipment.

Contractual Obligations

We conduct our operations in certain leased facilities.  These leases expire on various dates through August 31, 2010.  In addition, we have operating leases for certain office equipment.  These leases expire on various dates through June 2007.  The following chart summarizes our contractual obligations as of September 30, 2006.

Contractual Obligation	Total	Due within 1 Year	Due in 1-3 years	Due in 3-5 Years
Operating leases	$962,624	$365,461	$446,366	$150,797
Capital lease	17,452	17,452	—	—

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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of its fiscal year ended March 31, 2008. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires public entities with defined benefit pension plans and other postretirement plans to fully recognize, as an asset or a liability, the overfunded or underfunded status of its benefit plans in its 2006 balance sheet. The Company does not expect SFAS 158 to have an impact on its consolidated financial statements as it has no defined benefit pension or other postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company has not determined the effect the adoption of SAB No. 108 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157 Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged. The Company has not yet determined the effect the adoption of SFAS 157 will have on its financial position and results of operations.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of EITF No. 06-03.  Should the Company need to change the manner in which it records gross receipts, it is not expected that the change will have a material impact on total operating revenue and expenses and operating income and net income would not be affected.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

In the normal course of business, we are subject to the risks associated with fluctuations in interest rates and changes in foreign currency exchange rates.

Interest and Market Risk

We currently invest our excess cash in commercial paper and in a money market account at our bank.  We have not used derivative financial instruments in our investment portfolio.  We attempt to limit our exposure to interest rate and credit risk by placing our investments with high-quality financial institutions and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from Japanese suppliers, to adverse movements in the value of the Japanese Yen.  This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our Japanese Yen liabilities are settled within 90 days of receipt of materials.  At September 30, 2006, our liabilities relating to Japanese Yen were approximately $50,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the quarter ended September 30, 2006, are effective.

b)            Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 have not materially changed.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

We held the 2006 Annual General Meeting of Shareholders (the “Annual Meeting”) on August 3, 2006.  At the Annual Meeting, the following actions were taken:

1.                                       The stockholders elected Messrs. David W. Anderson, Kenneth W. Anstey and Warren Bielke as Class III Directors to serve for a three-year term.  Holders of 28,864,160 shares of common stock voted for and holders of 5,941 shares of common stock withheld votes for Mr. Anderson.  Holders of 28,854,789 shares of common stock voted for and holders of 15,312 shares of common stock withheld votes for Mr. Anstey.  Holders of 28,864,160 shares of common stock voted for and holders of 5,941 shares of common stock withheld votes for Mr. Bielke.  In addition to Messrs. Anderson, Anstey and Bielke, Messrs. Lewis C. Pell, Katsumi Oneda, Ron Hadani and John J. Wallace continue to serve on the Board of Directors.

2.                                       The stockholders ratified the selection of BDO Seidman, LLP as the Company’s independent auditors for the current fiscal year.  Holders of 28,842,425 shares of common stock voted for; holders of 22,326 shares of common stock voted against; and holders of 5,350 shares of common stock withheld votes for BDO Seidman, LLP.

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

VISION-SCIENCES, INC.

Date: November 14, 2006	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: November 14, 2006	/s/ James A. Tracy
James A. Tracy
Vice President Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)