Form 10-Q
period 2006-12-31
VISION SCIENCES INC /DE/
filed 2007-02-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                to

COMMISSION FILE NUMBER 0-20970

VISION-SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3430173
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

40 Ramland Road South, Orangeburg, NY	10962
(Address of principal executive offices)	(Zip Code)

(845) 365-0600

(Registrant’s telephone number, including area code)

9 Strathmore Road, Natick MA 01760

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐                No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 6, 2007.

Common Stock, par value of $.01	35,172,728
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,549,819	$6,138,148
Accounts receivable, net of allowance for doubtful accounts of $127,067 and $145,402, respectively	1,432,600	1,767,913
Inventories, net	2,196,752	2,384,993
Prepaid expenses and other current assets	247,520	59,532
Total current assets	6,426,691	10,350,586
Property and Equipment, at cost:
Machinery and equipment	5,171,388	4,747,964
Furniture and fixtures	271,620	250,865
Leasehold improvements	588,795	582,631
	6,031,803	5,581,460
Less-Accumulated depreciation and amortization	4,808,172	4,489,529
	1,223,631	1,091,931

Other assets, net of accumulated amortization of $64,754 and $60,127, respectively	63,878	68,505
Total assets	$7,714,200	$11,511,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Acceptances payable to a bank	$9,952	$61,536
Current portion of note payable	10,708	26,431
Accounts payable	487,199	892,398
Accrued expenses	1,220,441	1,028,146
Total current liabilities	1,728,300	2,008,511

Long-term portion of note payable	—	4,193

Stockholders’ Equity:
Common stock, $.01 par value—
Authorized—50,000,000 shares Issued and outstanding—35,166,478 shares at December 31, 2006 and 35,148,427 shares at March 31, 2006	351,664	351,483
Additional paid-in capital	76,078,613	75,678,615
Accumulated deficit	(70,444,377)	(66,531,780)
Total stockholders’ equity	5,985,900	9,498,318
Total liabilities and stockholders’ equity	$7,714,200	$11,511,022

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$2,215,615	$3,330,041	$6,513,993	$8,164,551
Cost of sales	1,922,092	2,445,318	5,335,946	6,175,340

Gross profit	293,523	884,723	1,178,047	1,989,211

Selling, general and administrative expenses	1,209,500	1,343,478	3,472,969	3,507,814
Research and development expenses	513,765	597,930	1,724,789	1,537,588
Loss from operations	(1,429,742)	(1,056,685)	(4,019,711)	(3,056,191)

Interest income	27,831	56,237	117,669	143,117
Interest expense	(270)	(731)	(1,126)	(2,549)
Other income (expense), net	(2,549)	(1,190)	(9,429)	3,610

Net loss	$(1,404,730)	$(1,002,369)	$(3,912,597)	$(2,912,013)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.08)

Shares used in computing basic and diluted net loss per common share	35,166,330	35,128,478	35,161,713	35,089,761

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Total
	Number	$.01	Additional	Accumulated	Stockholders’
	of Shares	Par Value	Paid-in-Capital	Deficit	Equity

Balance, March 31, 2006	35,148,427	$351,483	$75,678,615	$(66,531,780)	$9,498,318
Exercise of stock options, net	18,051	181	19,395		19,576
Compensation expense related to stock options			380,603		380,603
Net loss				(3,912,597)	(3,912,597)

Balance December 31, 2006	35,166,478	$351,664	$76,078,613	$(70,444,377)	$5,985,900

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net loss	$(3,912,597)	$(2,912,013)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	323,271	328,498
Stock-based compensation	380,603	388,316
Changes in assets and liabilities:
Accounts receivable	335,313	(300,759)
Inventories	188,240	(392,345)
Prepaid expenses and deposits	(187,988)	(11,483)
Accounts payable	(405,198)	212,122
Accrued expenses	192,294	(136,859)
Net cash used for operating activities	(3,086,062)	(2,824,523)

Cash flows used for investing activities:
Purchase of property and equipment, net	(450,344)	(318,112)

Net cash used for investing activities	(450,344)	(318,112)

Cash flows provided by (used for) financing activities:
Payments on note payable for computer equipment	(19,915)	(18,493)
Payments of acceptances payable to a bank, net	(51,584)	24,266
Proceeds from the sale of common stock, net	—	55,869
Exercise of stock options, net	19,576	145,565
Net cash (used for) provided by financing activities	(51,923)	207,207
Net decrease in cash and cash equivalents	(3,588,329)	(2,935,428)
Cash and cash equivalents, beginning of period	6,138,148	9,868,586
Cash and cash equivalents, end of period	$2,549,819	$6,933,158
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,126	$2,549

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The consolidated financial statements included herein have been prepared by Vision-Sciences, Inc. and its subsidiaries (referred to herein as “we,” “our,” “us” or the “Company”) in accordance with generally accepted accounting principles in the United States of America (“GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report to stockholders.  The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

c.                                       Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31,	March 31,
	2006	2006
	(unaudited)	(audited)

Raw materials	$1,363,856	$1,600,652
Work-in-process	372,961	143,803
Finished goods	459,935	640,538
	$2,196,752	$2,384,993

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

The initial term of the Medtronic Agreement was three years. Thereafter, it provided for an automatic renewal for successive one-year periods, unless terminated by either party upon advance written notice.  Neither party provided such notice, so on September 2006, the Medtronic Agreement was renewed for an additional one year (for additional information, please see Note 5, subsequent events, paragraph a).

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

The Company’s medical segment distributes its products for the pulmonary and gastro-intestinal (“GI”) markets and the Urology market through a network of independent domestic sales representatives.  The Company’s medical segment distributes all its products outside the United States and Canada through a network of independent international distributors.

The Company’s industrial segment distributes all its products using direct sales personnel and a network of independent sales representatives.

g.                                      Foreign Currency Transactions: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company charges foreign currency exchange gains or losses, in connection with its purchases of products from foreign vendors, to operations.

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

In accordance with SFAS 123R and EITF 96-18, the Company recorded $136,754 and $380,603 of stock-based compensation expense in the statement of operations for the three and nine months ended December 31, 2006, respectively in the following expense categories:

	Three Months Ended	Nine Months Ended
	December 31, 2006
Cost of Goods Sold	$15,018	$45,053
SG&A	97,044	288,498
R&D	24,692	47,052
Total	$136,754	$380,603

On December 31, 2006, the total unamortized stock-based compensation is approximately $932,000.  The Company will expense that amount over the period ending December 31, 2010.  The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, due to its policy of recording valuation allowances equal to its deferred tax asset.

In the three and nine months ended December 31, 2005, the Company recorded compensation expense of $288,947 and $388,316 for non-qualified stock options in the statement of operations in the following expense categories:

	Three Months Ended	Nine Months Ended
	December 31, 2005

SG&A	$284,325	$383,475
R&D	4,622	4,841
Total	$288,947	$388,316

Employees Options: In the nine months ended December 31, 2006(“9M 07”), the Company granted options to purchase 350,000 shares of the Company’s common stock to employees.  The fair value of these options measured at the option grant dates was approximately $314,000, determined using the Black-Scholes option-pricing model, and is being recorded as an expense over the four year vesting period.  The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

Nine Months Ended December 31, 2006
Risk-free interest rate	4.51%-4.96%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	67%-69%
Weighted average value grant per share	$1.35

Non Employees Options: In August 2006, the Company granted options to purchase 100,000 shares of the Company’s common stock to a non-employee.  The fair value of these options measured at the option grant dates was approximately $107,000, determined using the Black-Scholes option-pricing model, and is being recorded as an expense over the four year vesting period.  The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

Nine Months Ended December 31, 2006
Risk-free interest rate	4.91%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	69%
Weighted average value grant per share	$1.60

Directors Options: In August 2006, the Company granted options to purchase 16,000 shares of the Company’s common stock to outside members of the board of directors.  The fair value of these options measured at the option grant dates was approximately $15,160, determined using the Black-Scholes option-pricing model, and was recorded as an expense in the three months ended September 30, 2006, as the options were 100% vested upon grant.  The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

Nine Months Ended December 31, 2006
Risk-free interest rate	4.91%
Expected dividend yield	—
Expected life	5.50 years
Expected volatility	69%
Weighted average value grant per share	$1.49

We account for options issued in accordance with the provisions of SFAS 123R.  We grant options with vesting periods ranging from immediate to four years.  For options granted to employees in the current year, we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term.  The contractual term of our options is ten years.  The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term.  We used historical data to estimate the expected price volatility and forfeiture rate.  The expected dividend yield is 0%, based on our history of not paying dividends and on the fact that we are prohibited from paying dividends under our bank agreement.

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

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net loss – as reported	$(1,002,369)	$(2,912,013)
Stock-based employee compensation – as reported	242,559	249,153
Pro forma stock-based employee compensation	(494,452)	(760,114)
Net loss - pro forma	$(1,254,262)	$(3,422,974)

Net loss per share – as reported	$(.03)	$(.08)
Stock-based employee compensation – as reported	—	—
Pro forma stock-based employee compensation	(.01)	(.02)
Net loss per share - pro forma	$(.04)	$(.10)

In the nine months ended December 31, 2005, the Company granted options to purchase 1,031,500 shares of the Company’s common stock.  The fair value of these options measured at the option grant dates were approximately $1,476,000, determined using the Black-Scholes option-pricing model, and were not recorded as an expense over the vesting period, as the Company was not accounting for options under SFAS 123R.

The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

Nine Months Ended December 31, 2005
Risk-free interest rate	3.33-4.07%
Expected dividend yield	—
Expected life	5 years
Expected volatility	66%-72%
Weighted average value grant per share	$1.36

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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of its fiscal year ended March 31, 2008. The Company does not expect SFAS 155 to have an impact on its consolidated financial statements as it does not currently use any financial derivative instruments.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have an impact on its financial position and results of operations.

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

3.      Stock Option Plans

The Company had a stock option plan (the “1990 Plan”) under which it could grant employees and non-employees stock options at the fair value of the stock on the date of grant.  The Board of Directors had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan, of which 872,087 were retired as of the expiration of the 1990 Plan.  Options for the purchase of 1,435,750 shares of common stock under the 1990 Plan remain outstanding at December 31, 2006.

The Company has a stock option plan (the “2000 Plan”) under which it grants key employees and consultants stock options at the fair value of the stock on the date of grant.  Options become exercisable at varying dates ranging up to five years from the date of grant.  The Board of Directors and shareholders have authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock under the 2000 Plan, of which 798,358 shares remain available for future grant.  Options for the purchase of 3,049,300 shares of common stock under the 2000 Plan remain outstanding at December 31, 2006.  The Company grants options to both employees and non-employee consultants.

A summary of the stock option activity for 9M 07 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Outstanding March 31, 2006	4,367,351	$1.52	6.08
Granted	450,000	1.41
Exercised	(18,051)	1.08
Canceled	(314,250)	2.14
Outstanding December 31, 2006	4,485,050	$1.47	5.71
Exercisable December 31, 2006	3,527,050	$1.44

The total intrinsic value of options exercised in 9M 07 was $11,882.

The following table summarizes information about stock options outstanding and exercisable on December 31, 2006:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.79-1.05	1,151,050	6.21	$1.02	1,148,550	$1.02
1.06-1.32	1,227,750	5.57	1.15	902,750	1.14
1.34-1.67	1,502,750	4.62	1.57	1,138,000	1.61
1.73-2.25	300,000	8.24	1.90	90,000	1.89
2.28-2.90	73,500	7.39	2.44	57,750	2.35
3.25-4.30	230,000	7.34	3.95	190,000	3.89
	4,485,050	5.71	$1.47	3,527,050	$1.44

The aggregate intrinsic value of all outstanding and exercisable options at December 31, 2006 is negative, as the closing price of the Company’s common stock on December 31, 2006 is less than the weighted average price of the outstanding and exercisable options.

The Company has a 2003 Director Option Plan (the “2003 Plan”) under which it may grant up to 200,000 non-statutory stock options to non-employee directors of the Company at the fair value of the stock on the grant date.  The terms of the 2003 Plan include automatic grants of 4,000 shares to each outside director ``on each date on which an annual meeting of the stockholders of the Company is held, provided that such outside director does not hold on such date any outstanding options to purchase common stock of the Company’s 1993 Plan, which options are not fully exercisable.  Options granted under the 2003 Plan are 100% vested on the date of grant.  The Company granted options to purchase 16,000 shares to the outside directors on August 3, 2006.  The Company expects to make similar grants at the annual meetings in each of 2007, 2008 and 2009.

A summary of the 2003 Plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2006	72,000	$1.0 - $2.10	$1.39
Granted	16,000	1.49	1.49
Exercised	—	—	—
Canceled	—	—	—
Outstanding December 31, 2006	88,000	1.00 - 2.10	1.41
Exercisable December 31, 2006	88,000	1.00 - 2.10	1.41

The following table summarizes information about director stock options outstanding and exercisable on December 31, 2006:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.00 – 1.30	40,000	4.44	$1.15	40,000	$1.15
1.49 – 1.92	40,000	5.01	1.54	40,000	1.54
2.06 – 2.10	8,000	8.65	2.08	8,000	2.08
	88,000	5.08	$1.41	88,000	1.41

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

All segments follow the accounting policies described in the summary of significant accounting policies.  The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment.  Corporate assets include cash, marketable securities and the assets of Vision-Sciences, Ltd.  Data regarding management’s view of the Company’s segments are provided in the following tables ($000’s):

Three months ended December 31,	Medical	Industrial	Corporate	Adjustments	Total
2006
Sales to external customers	$1,535	$681	$—	$—	$2,216
Intersegment sales	—	357	—	(357)	—
Operating income (loss)	(716)	(314)	(400)	—	(1,430)
Interest income (expense), net	—	—	28	—	28
Depreciation and amortization	102	9	—	—	111
Other significant non-cash items:
Stock-based compensation	47	31	59	—	137
Expenditures for fixed assets	105	16	—	—	121

2005
Sales to external customers	$2,531	$799	$—	$—	$3,330
Intersegment sales	—	831	—	(831)	—
Operating income (loss)	(581)	21	(497)	—	(1,057)
Interest income (expense), net	—	—	56	—	56
Depreciation and amortization	118	4	—	—	122
Other significant non-cash items:
Stock-based compensation	61		228	—	289
Expenditures for fixed assets	109	10	—	—	119

Nine months ended December 31,
2006
Sales to external customers	$4,474	$2,040	$—	$—	$6,514
Intersegment sales	—	1,271	—	(1,271)	—
Operating income (loss)	(2,258)	(571)	(1,191)	—	(4,020)
Interest income (expense), net	—	—	118	—	118
Depreciation and amortization	301	22	—	—	323
Other significant non-cash items:
Stock-based compensation	114	75	192	—	381
Expenditures for fixed assets	384	66	—	—	450
Total assets	4,496	1,777	2,589	(1,148)	7,714

2005
Sales to external customers	$6,147	$2,018	$—	$—	$8,165
Intersegment sales	—	2,247	—	(2,247)	—
Operating income (loss)	(1,929)	(6)	(1,121)	—	(3,056)
Interest income (expense), net	—	—	141	—	141
Depreciation and amortization	300	28	—	—	328
Other significant non-cash items:
Stock-based compensation	154	—	234	—	388
Expenditures for fixed assets	292	26	—	—	318
Total assets	3,832	2,058	7,019	(402)	12,507

Note 5    Subsequent Events

a)            Sale of a business line to Medtronic Xomed Inc.

On January 16, 2007, we entered into an Asset Purchase Agreement (the “Agreement”) with Medtronic Xomed, Inc., a wholly-owned subsidiary of Medtronic, Inc. (“Medtronic”).  Pursuant to the Agreement, the Company will sell to Medtronic its two (2) existing manufacturing lines for the production of EndoSheath® products (“the assets”), free and clear of all liens.

Under the terms of the Agreement, Medtronic will pay us up to $34.0 million, of which $27.0 million will be payable at closing, plus up to an additional $4.0 million will be paid upon the achievement of certain post-closing milestones related to the transition of manufacturing capability to Medtronic, and an additional $3.0 million will be payable approximately 15 months after closing, assuming we have complied with its obligations under the Asset Purchase Agreement, and that Medtronic has not made any claims based on our representations and warranties under the Asset Purchase Agreement.  Based on the sale price, we expect to record a gain on the sale of these assets.

Since the assets are not available for immediate sale in its present condition, the Company has entered into a Transition Services Agreement. The agreement provides, among other things, that within the first 90 days after the closing of the transaction, we have to modify and then validate the 2 manufacturing lines.

In addition, as part of this transaction, Medtronic and Vision-Sciences amended their existing distribution relationship pursuant to which Medtronic has been distributing Vision-Sciences’ ENT Endoscope and EndoSheath® products in the US and Canada since 2004.  Under the amended Distribution Agreement, Medtronic will have the right to distribute, market and sell EndoSheath® Products on a worldwide basis. The EndoSheath® products will initially be supplied by Vision-Sciences until Medtronic has established its own manufacturing capacity for EndoSheath® products. In addition, Medtronic will now distribute, market and sell Vision-Sciences’ ENT endoscope products worldwide, on a co-branded basis, through Medtronic’s dedicated sales force.

b)            Termination of our bank agreement.

In February 2007, we terminated our bank agreement. We plan to use leasing arrangements for future capital equipment, and we have negotiated payment terms with our foreign vendors; therefore, reducing our cost and eliminating the need for banker’s acceptances.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include statements about expectations of future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, the continuation of our contract with MENT, general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission.  We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

We develop, manufacture and sell flexible endoscope and sheath products for the medical and industrial markets.  We operate in three reporting segments, medical, industrial and corporate.

Medical Segment

The medical segment supplies flexible endoscopes and disposable Slide-On® EndoSheath® systems (“EndoSheaths”) to the ENT, urology, GI and pulmonary markets.  Healthcare providers use EndoSheaths to cover the insertion tube of flexible endoscopes, such as ENT endoscopes, Trans-Nasal Esophagoscopes (“TNE”), cystoscopes, sigmoidoscopes and bronchoscopes.  We have designed the EndoSheaths to allow the health-care providers to process patients economically by permitting the providers to minimize reprocessing the endoscopes between procedures.  In addition, the EndoSheaths ensure a sterile insertion tube for each patient procedure.

Our strategy in the medical segment is comprised of three components: a) improve sales distribution and customer service and support, b) lower manufacturing costs and c) increase the number of new product offerings.

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

The initial term of the Medtronic Agreement was three years. Thereafter, it provided for an automatic renewal for successive one-year periods, unless terminated by either party upon advance written notice.  Neither party provided such notice, so in September 2006, the Medtronic Agreement was renewed for an additional year (for additional information, please refer to Note 5, paragraph a).

We believe the marketing and sales capabilities of MENT have facilitated and will continue to facilitate the introduction of new products to the ENT market by allowing quicker market acceptance of these products than if we marketed them ourselves.  As a result of this agreement, the success of our endoscopes ENT product line is substantially dependent upon the success of the marketing and sales activities of MENT, over which we have limited control.

In December 2004, we signed the MGU Agreement with MGU, granting MGU the exclusive right to distribute our new cystoscope with Slide-On® EndoSheath® system to urologists in the United States and Canada.  The term of the MGU Agreement was through March 31, 2006, renewable for successive one-year periods unless either party notified the other party in writing at least 90 days prior to the end of any term that it did not want to renew. In May 2006, we and MGU mutually terminated the MGU Agreement, due to lower sales than we expected, and a change in strategy by MGU.  MGU decided to put greater focus on therapy products and narrow its overall uro-diagnostics product offerings, which included our products.  We then decided to explore other forms of distribution for our flexible cystoscope and Slide-On® EndoSheath® system, including through a network of independent sales representatives. We have retained our own international network of distributors for all our medical product lines. We are in the process of establishing a network of independent sales representatives for the domestic urology market, and we are also increasing our international network of independent distributors. We expect developing this network will take between nine and twelve months.  We will continually assess our progress in this area, and could amend or abandon our efforts if they do not prove to be successful during that time frame.

Cost Reduction

During this fiscal year ended March 31, 2007 (“FY 07”), we are continuing the efforts begun in the previous fiscal year to reduce the cost of materials and labor across our endoscope and EndoSheath product lines.

New Products

In November 2006, we released to market our new cystoscope, the CST-2000A, addressing improvements requested by our customers.  During the fourth quarter of FY 07, we will be releasing our redesigned cystoscope sheath, which incorporates improvements making the product easier to use.  Our product development efforts for our new family of videoscopes, with a miniature digital camera mounted at the distal end of the insertion tube, continue on track.  We expect to release the first of this product family during the fiscal year ended March 31, 2008  (“FY 08”). In addition, we are continuing our efforts in the areas of design and cost improvements to our disposable sheaths for our TNE and urology endoscopes.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.. See the Notes to the Consolidated Financial Statements included elsewhere herein. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates.  Our critical accounting policies include the following:

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

Options Issued

We account for options issued to non-employees and employees in accordance with the provisions of SFAS 123R.  We use the Black-Scholes option-pricing model for determining the value of options issued, and we expense that value over the vesting period of the options.  We grant options with vesting periods ranging from immediate to four years.  For the first three quarters of fiscal 07, we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term.  The contractual term of our options is ten years.  The options granted to employees and consultants in the first three quarters of fiscal 07 vest at a rate of 25% per year for the first four years.  The options granted to members of the board of directors are 100% vested upon grant.  The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term.  We used historical data to estimate the expected price volatility and forfeiture rate.  The expected dividend yield is 0%, based on our history of not paying dividends.

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

Results of Operations

Net Sales

Three-month Period Ended December 31, 2006 (“Q3 07”) Compared to the Three-month Period Ended December 31, 2005 (“Q3 06”) ($000’s)

Net sales for Q3 07 were $2,216, a decrease of $1,114, or 33%, compared to Q3 06.  During Q3 07, net sales of the medical segment decreased by $996, or 39%, to $1,535, and net sales of the industrial segment decreased by $118 or 15%, to $681, compared to Q3 06.  In the medical segment, we track sales of endoscopes and EndoSheaths by market.  We also track sales of peripheral items that can be sold to more than one market.  Sales of other products include sales to the GI and pulmonary markets and sales of repairs and accessories. Sales by segment and category in Q3 07 and Q3 06 were as follows ($000’s):

Category	Q3 07	Q3 06	Increase (Decrease)	Percent
ENT	$1,255	$1,650	$(395)	(24)%
Urology	92	457	(365)	(80)%
Peripherals	21	268	(247)	(92)%
Other	167	156	11	7%
Total medical	$1,535	$2,531	$(996)	(39)%
Total industrial	681	799	(118)	(15)%
Total Company	$2,216	$3,330	$(1,114)	(33)%

Medical Sales – ENT Market

Net sales to the ENT market include products for domestic and international customers as follows ($000’s):

ENT Market	Q3 07	Q3 06	Increase (Decrease)	Percent
Domestic	$625	$790	$(165)	(21)%
International	630	860	(230)	(27)%
Total ENT	$1,255	$1,650	$(395)	(24)%

We further delineate products sold to the domestic ENT market as follows ($000’s):

Products	Q3 07	Q3 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$377	$384	$(7)	(2)%
Endoscopes	248	406	(158)	(39)%
Total Domestic ENT	$625	$790	$(165)	(21)%

The primary reason for the decrease in sales to the domestic ENT market was lower demand for our scopes from MENT.  Sales of our ENT Slide-On Endo Sheath (“ENT SOS”) decreased slightly in Q3 07 compared to Q3 06 by $7, sheath products are being ordered as a result of having  more of our endoscopes in the market.

As a result of the current and future Medtronic Agreement, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of MENT over which we have limited control.

We further delineate products sold to the international ENT market as follows ($000’s):

Products	Q3 07	Q3 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$507	$559	$(52)	(9)%
Endoscopes	123	301	(178)	(59)%
Total International ENT	$630	$860	$(230)	(27)%

The decrease in net sales to international distributors is primarily due to the fact that in Q3 07, we lost the services of our Director of International Sales and have replaced our Vice President of Sales and Marketing.  Since we have anticipated the new distribution agreement announced on January 16, 2007, we did not rebuild our international sales force. As announced on January 16, 2007, all international sales of our ENT products will be handled by Medtronic as soon as the announced transaction closes (see Note  5, subsequent events, paragraph a).

Medical Sales – Urology

The decrease in sales of urology products reflects our new efforts to build an independent sales representative organization after the cancellation of the MGU Agreement. In May 2006, we and MGU mutually terminated the MGU Agreement, due to lower sales than we expected, and a change in strategy by MGU.  MGU decided to put greater focus on therapy products and narrow its overall uro-diagnostics product offerings, which included our products.  We then decided to explore other forms of distribution for our flexible cystoscope and Slide-On EndoSheath system.  We are still in the process of establishing a network of independent sales representatives for the domestic urology market, and we are also increasing our network of independent distributors for the international urology market.  We expect developing these networks will take between nine and twelve months.  We will continually assess our progress in this area, and could modify or abandon our efforts if they do not prove to be successful during that time frame.

Medical Sales – Peripherals and Other

Sales of peripheral and other products declined substantially in Q3 07, compared to Q3 06, due primarily to lower demand for our GI and pulmonary EndoSheaths.  We have a small installed base of users of these products, and we plan to continue to supply them with EndoSheaths in FY 07.  However, we do not plan to promote these products.  As a result, we expect sale of these products will continue to decline during FY 07, compared to the fiscal year ended March 31, 2006 (“FY 06”). In addition, we experienced lower demand for light sources and other accessories.

Industrial Segment

The decrease in net sales of the industrial segment was due to lower demand in the market for our fiberscopes.

9M 07 Compared to the Nine Months Ended December 31, 2005 (“9M 06”) (000’s)

Sales

Net sales for 9M 07 were $6,514, a decrease of $1,651, or 20%, compared to net sales of $8,165 in 9M 06.  In 9M 07, sales of the medical segment were $4,474, a decrease of $1,673 or 27%, compared to net sales of $6,147 in 9M 06.  In 9M 07, sales of the industrial segment were $2,040, an increase of $22, or 1%, compared to net sales of $2,018 in 9M 06.  Net sales by category were as follows ($000’s):

Category	9M 07	9M 06	Increase (Decrease)	Percent
ENT	$3,550	$4,093	$(543)	(13)%
Urology	308	959	(651)	(68)%
Peripherals	111	339	(228)	(67)%
Other	505	756	(251)	(33)%
Total medical	$4,474	$6,147	$(1,673)	(27)%
Total industrial	2,040	2,018	22	1%
Total Company	$6,514	$8,165	$(1,651)	(20)%

Sales to the ENT market include products for the domestic and international customers as follows ($000’s):

ENT Market	9M 07	9M 06	Increase (Decrease)	Percent
Domestic	$1,907	$1,984	$(77)	(4)%
International	1,643	2,109	(466)	(22)%
Total ENT	$3,550	$4,093	$(543)	(13)%

We further delineate products sold to the domestic ENT market as follows ($000’s):

Products	9M 07	9M 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,275	$813	$462	57%
Endoscopes	632	1,171	(539)	(46)%
Total Domestic ENT	$1,907	$1,984	$(77)	(4)%

The primary reason for the increase in sales of ENT EndoSheaths to the domestic market was higher demand from MENT, offset partially by lower demand for ENT and TNE endoscopes.

We further delineate products sold to the international ENT market as follows ($000’s):

Products	9M 07	9M 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,359	$1,501	$(142)	(9)%
Endoscopes	284	608	(324)	(53)%
Total International ENT	$1,643	$2,109	$(466)	(22)%

The primary cause for the lower sales of  both EndoSheaths and endoscopes in the 9M 07, compared to 9M 06 was lower demand from our foreign distributors, mainly as a result of our Director of International Sales leaving the Company.  Due to the more unpredictable nature of the sales cycle of endoscopes we cannot expect demand will recover fully in FY 07 to where it was in FY 06. However, the new distribution agreement with Medtronic announces on January 16, 2007 should help in increasing our sales of our ENT endoscopes during FY 08.

Medical Sales – Urology Market

The decrease in sales of urology products reflects the cancellation of the MGU Agreement, which required us to build and train a network of independent sales representatives in the domestic market. We believe we will continue to show progress in the domestic and international markets from the distributors who are selling the urology line and from additional distributors with whom we intend to establish agreements.  However, there can be no assurance that we will be able to establish these agreements on terms satisfactory to us.

Industrial Segment

The increase in sales to the industrial market in 9M 07 was due primarily to higher demand for new borescopes.  However, this will continue to be a difficult market for us until we are able to provide a more competitive product line to this market.

Gross Profit

Q3 07 Compared to Q3 06

Gross profit was $294 in Q3 07, a decrease of $591, compared to gross profit in Q3 06.  Gross profit decreased by $267 in the medical segment, and decreased by $324 in the industrial segment. Gross profit in the medical segment decreased due to higher fixed costs based on the drop in sales volume.  In the industrial segment, the decrease in gross profit was due primarily to an increase in overhead costs associated with production problems and improving our manufacturing and quality control of endoscopes.

9M 07 Compared to 9M 06

Gross profit was $1,178 in 9M 07, a decrease of $811, compared to gross profit in 9M 06. Gross profit decreased by $177 in the medical segment and decreased by $634 in the industrial segment. The causes of the changes were the same as noted above.

Operating Expenses

Selling, General and Administrative Expenses

Q3 07 Compared to Q3 06

The increase in selling, general and administrative (“SG&A”) expenses in Q3 07 of $150 was due primarily to higher spending for payroll, consulting fees, and professional fees related to moving corporate headquarters from Natick, MA to Orangeburg, NY.

9M 07 Compared to 9M 06

The increase in SG&A expenses in 9M 07 of $349 was due primarily to higher spending for payroll, consulting fees, and professional fees related to moving corporate headquarters from Natick, MA to Orangeburg, NY.

Research and Development Expenses

The increase in research and development (“R&D”) expenses in Q3 07, compared to Q3 06 and for 9M 07, compared to 9M 06 was due primarily to additional spending for materials and personnel hired to work on the development of our new videoscope line.  We expect R&D expenses will continue to be higher in FY 07, compared to FY 06, as we accelerate our efforts to develop this new family of videoscopes.

Operating Income (Loss)

Operating loss by segment was as follows ($000’s):

Segment	Q3 07	Q3 06	Change	9M 07	9M 06	Change
Medical	$(716)	$(581)	$(135)	$(2,258)	$(1,929)	$(329)
Industrial	(314)	21	(335)	(571)	(6)	(565)
Corporate	(400)	(497)	97	(1,191)	(1,121)	(70)
Total	$(1,430)	$(1,057)	$(373)	$(4,020)	$(3,056)	$(964)

In the medical segment, higher spending for SG&A and R&D, and lower gross profit, resulted in an increased operating loss for Q3 07 and 9M 07.  In the industrial segment, the lower gross profit caused an increase in the operating loss in Q3 07 and 9M 07.  In the corporate segment, lower charges for stock compensation resulted in a decreased loss in Q3 07 and 9M 07.

Liquidity and Capital Resources

On December 31, 2006, our principal source of liquidity was working capital of $4,698, including $2,550 in cash and cash equivalents.  On December 31, 2006, we had acceptances payable to a bank totaling $10.  We have pledged $125 to support these acceptances.

In July 2006, we renewed our bank agreement, which is subject to renewal in July 2007. This bank agreement includes a revolving line of credit under which we may borrow up to $250,000, including any outstanding letters of credit and banker’s acceptances.  Borrowings under these loan arrangements would bear interest at the prime rate, and would be collateralized by our assets.  In addition, we have an equipment line with the bank, providing for us to borrow up to $750,000 for the purchase of new equipment until July 31, 2007. At that time, any borrowings under the equipment line would become payable as a note, over a three-year period, at the bank’s prime rate.  Alternatively, we could arrange for other financing of the equipment at that time, and repay any amounts drawn down under that line. The agreement also stipulates that we have the greater of $2.0 million, or one-half of our cash and cash equivalents, on deposit or invested at the bank. In 9M 07, we did not utilize the equipment line (please refer to Note 5, see subsequent events, paragraph b).

Our cash and cash equivalents decreased by $3,588 in the nine months ended December 31, 2006, due primarily to cash used for operations of $3,086, cash used for investing activities of $450, and cash used for financing of $52.  We expect that our current balance of cash and cash equivalents and the definitive deal signed with Medtronic Xomed announced on January 16, 2007 (please refer to Note 5, paragraph a) will be sufficient to fund our operations for the next twelve months.

We have incurred losses since our inception, and losses are expected to continue at least during FY 08.  We have funded the losses principally with the proceeds from public and private equity financings.

Contractual Obligations

We conduct our operations in certain leased facilities.  These leases expire on various dates through August 31, 2010.  In addition, we have operating leases for certain office equipment.  These leases expire on various dates through June 2007.  The following chart summarizes our contractual obligations as of September 30, 2006.

Contractual Obligation	Total	Due within 1 Year	Due in 1-3 years	Due in 3-5 Years
Operating leases	$857,584	$338,112	$410,219	$109,253
Capital lease	10,451	10,451	—	—

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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of its fiscal year ended March 31, 2008. The Company does not expect SFAS 155 to have an impact on its consolidated financial statements as it does not currently use any financial derivative instruments.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from foreign suppliers, to adverse movements in the value of foreign currencies against the US Dollar. This exposure may change over time, and could have a materially adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts. Most of our foreign exchange liabilities are settled within 90 days of receipt of materials.  At December 31, 2006, our liabilities relating to foreign currencies were approximately $35,000.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the quarter ended December 31, 2006, are effective.

b)            Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS

Exhibits

10.1	Employment Letter, dated September 22, 2006, between the Company and Yoav M. Cohen.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: February 14, 2007	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: February 14, 2007	/s/ Yoav M. Cohen
Yoav M. Cohen
Vice President, Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)