Form 10-K
period 2007-03-31
VISION SCIENCES INC /DE/
filed 2007-06-28
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 0-20970

Vision-Sciences, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-3430173
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
40 Ramland Road South	10962
Orangeburg, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (845) 365-0600

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

Aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2006 based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ: $23,929,606

Number of shares outstanding of the Registrant’s Common Stock as of June 21, 2007:      35,253,031

Documents incorporated by reference: Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.                        Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, the completion of  obligations under our contract with Medtronic Xomed, Inc., general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

This Business section should be read in conjunction with our Consolidated Financial Statements attached hereto as Appendix A, including the notes thereto. Our fiscal year-end is on March 31 of each year, and is referred to herein as FY05, FY06, and FY07, respectively. All amounts in the financial notes except for share and per share data are reported in ($000’s), unless otherwise indicated.

We design, develop, manufacture and market products for endoscopy—the science of using an instrument, known as an endoscope—to provide minimally invasive access to areas not readily visible to the human eye. We operate in three reportable segments: medical, industrial and corporate.

The medical segment designs, manufactures and sells our Slide-On® EndoSheath® Systems (“EndoSheath” or “Slide-On EndoSheath” or “Sheath”), which consist of a single-use sterile sheath and a reusable endoscope. The insertion tube, which the sheath covers, is the part of the endoscope that enters the patient’s body. The use of a Sheath gives health-care providers economic advantages, as it allows them to avoid the burdensome cleaning required of endoscopes, reduces repair costs to endoscopes caused by the harsh chemicals used in the cleaning process, and allows health-care providers to avoid investing in multiple endoscopes. The various EndoSheaths enable physicians preferred configuration of the endoscope for specific procedures. For example, specific models of our Ear-Nose-Throat (“ENT”) EndoSheaths have channels, which help to improve the efficiency of healthcare providers by allowing them to perform procedures in their offices. These procedures would otherwise have to be performed in hospitals, using special endoscopes that have channels. Often, the reimbursement rates are higher for physicians when they perform procedures in their offices. In other fields like Urology, our EndoSheaths come with various size channels, which unlike conventional flexible endoscopes, allow the healthcare provider to customize the insertion tube to the procedure (i.e. diagnostic cystoscopy, or therapeutic cystoscopy, which requires a larger channel). In addition, the EndoSheath is a sterile device, providing patients with a contaminant-free insertion tube for each procedure. The EndoSheath reduces the risk of cross-contamination from the reuse of conventional flexible endoscopes, which are difficult to clean and disinfect.

The industrial segment designs, manufactures and markets flexible endoscopes, called borescopes. In addition, the industrial segment manufactures all the flexible endoscopes which are marketed through the medical segment. The industrial segment markets are primarily aircraft maintenance, jet engine manufacturing, defense and other specialized industries.

The corporate segment consists of certain administrative activities applicable to all segments.

We were incorporated in Delaware in 1987 under the name Machida Incorporated (“Machida”). Since that time, we have acquired by merger Cyberex Corporation (October 1988), Vascu-Care, Inc. (March 1989), and acquired Opielab, Inc. through a share exchange (September 1990). In December 1990, we changed our name to Vision-Sciences, Inc. (“VSI”) and Machida became a wholly owned subsidiary of VSI. VSI primarily operates in the medical segment, while Machida primarily operates in the industrial segment.

Our principal executive offices are located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600.

Endoscopy

Background

Endoscopy is a minimally invasive technique which is being used with increasing frequency in a growing number of medical applications. Endoscopes are used for a variety of screening and diagnostic procedures, and are also used therapeutically as a significantly less invasive alternative to more traditional surgical procedures. Endoscopic therapeutic procedures, unlike more traditional “open” surgical procedures, can be performed without a major incision, in most cases without general anesthesia, and are, therefore, safer and less expensive than traditional surgical procedures. In addition, endoscopic procedures are typically performed on an outpatient basis, generally involving less recovery time and patient discomfort than traditional surgery. The significant patient benefits and cost savings associated with endoscopy have caused many governmental reimbursement programs and private health insurance plans to encourage the use of endoscopic procedures in a number of medical applications. In many instances, the use of endoscopes allow physicians to receive higher compensation for performing procedures in their offices compared to performing them in hospitals, due to the insurance providers not having to reimburse for the hospital cost component.

Flexible endoscopes are tubular instruments that enter the body through a natural orifice, enabling physicians to view the interior of a body organ or cavity remotely, performing various screening, diagnostic and therapeutic procedures. Flexible endoscopes generally utilize fiber optic bundles or video camera technology for image production. The physician can steer the distal portion of a flexible endoscope with control knobs on the endoscope’s operator body. By maneuvering the tip of the endoscope, the physician can access body regions through lengthy and twisted passageways, and perform a variety of procedures. The typical diagnostic ENT endoscope does not contain channels, whereas most conventional flexible endoscopes—for gastroenterology (“GI”), pulmonary, urology procedures and therapeutic ENT endoscopes—do contain one or more channels, which run the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

Rigid endoscopes generally utilize a stainless steel tube encasing a series of high resolution lenses to transmit the optical image. Most rigid endoscopes do not contain the channels that are characteristic of flexible endoscopes. Rigid endoscopes are currently utilized for diagnostic and surgical procedures such as arthroscopy, laparoscopy, urological and gynecological procedures. While rigid endoscopes for other medical applications, such as bronchoscopes, sigmoidoscopes and nasopharyngo-laryngoscopes are still marketed, they have largely been supplanted by flexible endoscopes, which offer improved patient comfort and better handling capabilities. We do not currently plan to manufacture rigid endoscopes.

Applications

Flexible endoscopes are widely used in hospitals, clinics and physicians’ offices, primarily on an outpatient basis. Our flexible endoscopes are designed primarily for screening, diagnostic and therapeutic procedures in fields such as otolaryngology (ear-nose-throat medicine, or “ENT”), urology, gastroenterology, pulmonary medicine and primary care. We estimate, based on various industry sources, that in these fields, over 20 million flexible endoscopic procedures are performed in the United States annually.

ENT Endoscopes.   These endoscopes, typically without channels, are used for viewing the ears, nose, throat and larynx for diagnostic purposes, such as testing for throat cancer or sleep apnea. We estimate that based on industry sources, approximately 1 million such procedures are performed in the United States annually, generally by otolaryngologists and allergists in hospitals, clinics and physicians’ offices. In addition, there are ENT endoscopes with a channel, which are typically used in hospitals to perform procedures such as biopsies, removal of polyps in sinus cavities, tests for swallowing disorders and other procedures. These endoscopes require an additional and larger investment to acquire than flexible endoscopes without a channel.

Urology Endoscopes.   These endoscopes, generally referred to as Cystoscopes, allow the urologist to view the inside of the bladder and urethra and are commonly used to diagnose and take biopsies of bladder tumors, identify obstruction of the bladder and to install and remove stents as part of surgical procedures. We estimate that based upon industry sources, over 1 million cystoscopies are performed annually in the United States, of which approximately 80% are done in an outpatient setting. Sterile equipment is highly desired for cystoscopy, but today, flexible cystoscopes are generally disinfected, not sterilized.

Gastrointestinal Endoscopes.   Based on industry sources, we estimate that over 14 million colonoscopies (a procedure which allows a physician to view the entire large intestine), and 3 million sigmoidoscopies (a procedure which allows a physician to view the lower part of the colon) are performed in the United States annually. Continued growth in such procedures is expected to result from an increase in procedures performed for the purpose of detecting cancer of the descending colon, as well as the increased medical needs associated with an aging population. The American Cancer Society has recommended that every adult over the age of 50 (approximately 79 million Americans) undergo a flexible sigmoidoscopy every five years, and a colonoscopy every 10 years. The most common flexible endoscopes used in GI endoscopy are sigmoidoscopes, colonoscopes, gastroscopes and duodenoscopes.

Pulmonary Endoscopes.   Bronchoscopes and intubation endoscopes are flexible endoscopes used for viewing the trachea, bronchi and lungs for diagnostic and therapeutic purposes. They are generally used by pulmonary specialists and anesthesiologists, in a clinic or hospital setting. Based on industry sources, we estimate that approximately 500,000 procedures using flexible bronchoscopes are performed in the United States annually.

Potential Problems with Conventional Flexible Endoscopes

While endoscopy represents a significant advance in the field of clinical medicine, flexible endoscopes without EndoSheaths may present a number of health risks and problems, to both patients and medical personnel. Flexible endoscopes are intended for repeated use in hundreds of procedures, and depending on the area of use, come in contact with the patient’s blood, tissue, mucus, saliva, urine or stool. Therefore, flexible endoscopes without EndoSheaths must be meticulously and manually, cleaned and disinfected after each procedure. However, the design of flexible endoscopes makes it difficult to attain high-level disinfection after cleaning. As a result, the repeated use of flexible endoscopes without EndoSheaths, and the difficulty of thoroughly cleaning and disinfecting them after each use, may create the following problems:

•       Patients, and to a lesser degree the physicians using the flexible endoscopes without EndoSheaths, as well as the nurse assistants cleaning them, are exposed to the risk of infection from contaminated endoscopes that results from their repeated use and the complexity of the reprocessing routines.

•       The nurses or other medical personnel, who clean endoscopes used without EndoSheaths, face health risks from exposure to toxic disinfecting agents used in the cleaning process.

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

•       The time needed to clean a flexible endoscope used without an EndoSheath after each use, results in a long period of “down time” relative to the actual procedure time. During this time the endoscope cannot be used, and as such requires users to buy and maintain multiple endoscopes to compensate for equipment downtime.

Difficulty of Proper Cleaning.   The problems associated with cleaning flexible endoscopes used without EndoSheaths can be better understood by examining the cleaning procedures they require. The cleaning of these endoscopes is generally the responsibility of the nurse or endoscopic assistant. In 1990, The Society of Gastroenterology Nurses and Associates, Inc., published Recommended Guidelines for Infection Control in Gastrointestinal Endoscopy Settings (the “SGNA Guidelines”). Although cleaning procedures for endoscopes vary widely, the following is a summary of the principal steps in the cleaning procedures that are called for by the SGNA Guidelines:

•       Inspection—Endoscopes should be tested for leaks and inspected for damage. Even small leaks can lead to costly fiber optic or video component damage or contamination of the endoscope.

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

Proper cleaning of flexible endoscopes used without EndoSheaths, even when done in compliance with the SGNA Guidelines, is difficult to achieve for a number of reasons. First, the design of these flexible endoscopes, which includes channels, joints and crevices, makes it difficult to reach and clean all parts of the endoscope. As the SGNA Guidelines state, an endoscope’s “complex and fragile structure presents problems in cleaning/disinfecting/sterilizing”. Secondly, we believe the most important step in the cleaning process is the manual removal of organic material, and therefore, the opportunity for human error is always present, even if optimal cleaning procedures are followed. Finally, there are questions concerning the efficiency of some disinfecting agents used in the endoscope cleaning process. For example, in 1991 the federal Food & Drug Administration (“FDA”) recommended that the medical profession cease the use of

Sporicidin, a widely-used endoscope disinfectant, based upon the FDA’s conclusion that this disinfectant does not work. The FDA has also required that the manufacturers of 2.4% glutaraldehyde-based disinfectants change the recommended soak time on their instructions for use from 20 minutes to 45 minutes, and increase the temperature from 20 degrees Celsius to 25 degrees Celsius. This longer soak time means slower turnaround on conventional scopes, and the increased temperature of the glutaraldehyde is hazardous due to increased caustic vapors released during heating.

Health Risks.   Because flexible endoscopes used without EndoSheaths are difficult to clean properly, sterilization (the complete elimination of microbial life) is virtually impossible to achieve. Therefore, “high-level disinfection” (the elimination of all microbial life other than the most highly resistant spores) is the standard currently recommended by the Centers for Disease Control (“CDC”) for cleaning flexible endoscopes. However, studies indicate that high-level disinfection may not always be attained, and that cross-contamination remains a risk to patients and medical personnel.

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

Our Company Strategy

Our business strategy is to design, develop, manufacture and market flexible endoscopes with Slide-On EndoSheath systems that provide physicians with the means to increase their practice efficiency, protecting patients and staff by providing a sterile insertion tube for each procedure. To implement this strategy, we developed a variety of flexible endoscopes with Slide-On EndoSheath systems, described below in “Products and Product Development Programs”.

In March of 2007, we completed the sale to Medtronic Xomed, Inc. (“Medtronic”), a wholly-owned subsidiary of Medtronic, Inc. (NYSE:MDT) of certain assets with respect to our ENT sheath business. The closing took place after the transaction was approved by a majority vote of Vision-Sciences’ shareholders during a special shareholders meeting convened on March 20, 2007. As part of the transactions, Vision-Sciences granted Medtronic an exclusive, royalty-free worldwide license to certain Vision-Sciences intellectual property, for use in making and selling sheath products solely within the field of ENT

(otorhinolaryngology). Under the terms of the agreement, Medtronic will pay us up to $34 million, of which $27 million was paid at the closing. Up to an additional $4 million will be paid upon the achievement of certain post-closing milestones related to the transition of manufacturing capability to Medtronic, and an additional $3 million will be payable 15 months after closing, assuming Vision-Sciences has complied with its obligations under the agreement, and that Medtronic has not made any indemnification based on the Company’s representations and warranties under the agreements. As part of this transaction, Vision-Sciences is transferring its existing ENT production lines for the EndoSheath ENT products from its Natick, MA facility to the Medtronic facility in Jacksonville, FL.

From December 2004 to May 2006, we marketed our urology products domestically through a separate exclusive agreement (the “MGU Agreement”) with Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”). In May, 2006, we and MGU terminated the MGU Agreement, and we currently market and sell our urology products through our own global network of independent sales representatives. We manufacture EndoSheaths in our Natick, MA facility, and endoscopes in our Orangeburg, NY facility.

Products and Product Development Programs

In the medical segment, our primary products include a family of flexible endoscopes with Slide-On EndoSheath models for applications in the ENT, urology, and GI markets. In addition, through our industrial segment we currently manufacture and sell borescopes, which are endoscope devices for industrial applications, and related products. As described above under “Our Company Strategy”, during March 2007 we sold to Medtronic our assets with respect to our EndoSheaths for use in the ENT field.

Medical Segment

ENT EndoSheaths and Endoscopes

1.   EndoSheaths

We have developed a family of Slide-On ENT EndoSheaths for use with our own ENT-2000 endoscope, our ENT-1000 small diameter endoscope, our ENT-3000 portable endoscope with battery-powered LED light source, and with ENT endoscopes manufactured by other companies. Slide-On EndoSheaths are made with materials using our own proprietary process that makes them lubricious, allowing the healthcare provider to easily place the EndoSheath onto the insertion tube of an ENT endoscope. In addition, Slide-On ENT EndoSheaths have an optically clear window that fits securely over the ENT endoscope tip, providing a clear, non-degraded image. After the procedure is completed, the health-care provider slides the EndoSheath off the endoscope and disposes of it.

The Slide-On ENT Channeled EndoSheath contains a 2.0mm channel within the Slide-On EndoSheath, enabling the physicians to perform biopsies or other therapeutic procedures using their conventional (non-channeled) endoscope. The Slide-On ENT Sensory EndoSheath is designed to provide ENT physicians the opportunity to perform Flexible Endoscopic Evaluation of Swallowing with Sensory Testing (“FEESST”) using their conventional endoscopes. FEESST, an alternative emerging procedure to modified barium swallow studies, is performed by the ENT physician using the Slide-On ENT Sensory EndoSheath that contains a channel through which air is pulsed to the larynx to elicit an airway protective reflex. The ENT physician, by observing the reaction to the air pulse, is able to diagnose, treat and manage patients with swallowing disorders with an emphasis on decreasing the risk of choking, coughing and aspirating food and liquids that can lead to aspiration pneumonia. Both of these EndoSheaths enhance the practice efficiency of physicians, as they enable the physicians to use their conventional ENT endoscope to perform tests in their offices, compared to traveling to a hospital to perform them with special ENT endoscopes. Often, by performing the tests in their offices, the ENT physician receives a higher reimbursement, compared to the reimbursement received when the test is performed in a hospital.

In general, ENT endoscopes do not contain air, water, suction or accessory channels. Therefore, our basic Slide-On ENT EndoSheaths (“ENT SOS”) do not contain channels, and it is the only component that comes into contact with the patient. As described above, we announced in March 2007 that we closed on a transaction granting Medtronic an exclusive, royalty free license for the worldwide sale of ENT EndoSheaths. As part of the Slide-On family of ENT EndoSheaths, during FY 2007, we manufactured and sold a Slide-On ENT Channeled EndoSheath and a Slide-On ENT Sensory EndoSheath, both for our own flexible ENT endoscope line, and for ENT endoscopes manufactured by other companies.

2.   Endoscopes

We developed our own ENT endoscopes, with state-of-the-art fiber optic bundles, designed to minimize the cost of any necessary repairs and with other features that we believe make them competitive with ENT endoscopes of other major manufacturers.

We manufacture and sell a TNE-2000D flexible diagnostic endoscope with Slide-On EndoSheath (“TNE-D”), which is designed to allow ENT and GI physicians to view the esophagus transnasally (through the nose), compared to viewing it transorally (through the mouth), as with a conventional gastroscope. Conventional gastroscopes require patients to be consciously sedated to counteract the gag reflex encountered when a gastroscope is inserted transorally. Our TNE-D scope with Slide-On EndoSheath System, with its small diameter, allows for transnasal passage, enabling physicians to perform examinations in their office of a patient’s throat and esophagus for manifestations of gastroesophageal reflux disease (“GERD”) and other disorders. Millions of people in the United States suffer from some form of GERD, which can have a debilitating impact to their esophagus, vocal chords, and respiratory system.

The TNE-D endoscope can also be used to evaluate patients with dysphagia, a condition defined as difficulty swallowing, or of coughing or choking while swallowing or eating. A physician performs this test if an oropharyngeal exam has not fully revealed the cause of the patient’s swallowing problem. Currently this procedure is performed in a hospital setting with conscious sedation, and an EGD endoscope which contains a biopsy channel that doubles as an air-administration channel. The TNE-D scope with Slide-On EndoSheath System is designed to allow these tests to be done by ENT and GI physicians in their offices, without conscious sedation, thus improving practice efficiency and lowering overall costs to the health care system. Both the diagnostic and therapeutic procedures have reimbursement codes, allowing physicians to receive payment for the service, and allowing us to offer practice efficiencies by using our products. We completed the development of the TNE- D scope with Slide-On EndoSheath System in our fiscal year ended March 31, 2004 (“FY 04”).

In fiscal year ended March 31, 2005 (“FY 05”), we received clearance from the FDA to market our TNE-2000Bx flexible trans-nasal endoscope with Slide-On EndoSheath System (“TNE-Bx”). The TNE-Bx is designed to allow ENT and GI physicians to view the esophagus transnasally, as well as perform therapeutic procedures, such as biopsies, in an office setting without conscious sedation. These procedures can be performed on non-sedated patients in between five and ten minutes.

Urology Endoscopes and EndoSheaths

We have developed a cystoscope with Slide-On EndoSheath System for use by urologists. In November 2006, we released to the market our new cystoscope, the CST-2000A, which included improvements and enhancements designed to better meet the needs of urologists.

As with all of our flexible endoscopes, the Cystoscope Systems, the CST-2000 and its successor the CST-2000A with Slide-On EndoSheath, consists of two components—a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile, disposable EndoSheath—highly functional and cost effective when used together. The EndoSheath slides easily onto the insertion tube of the

CST-2000/2000A endoscopes, and contain a 2.1 millimeter channel for irrigation and suction capabilities as well as tool delivery. The EndoSheath is the only component that comes into contact with the patient, and is disposed of after each procedure. This allows the physician to avoid using harsh chemicals to reprocess the endoscope after each use. As with all our systems, avoiding the conventional, lengthy reprocessing steps allows the physician to significantly increase the number of patients who can be examined in a given day. This improves the physician’s practice efficiency, while also ensuring a sterile insertion tube for each patient. Using the EndoSheath System allows the physician to avoid the use of harsh cleaning agents which reduces the wear and tear on the cystoscope, further lowering costs of the physician’s practice.

Additionally, during the last quarter of FY 07, we released our redesigned therapeutic cystoscope sheath, which incorporates improvements designed to simplify product use. Currently, the two EndoSheath systems are marketed for cystoscopy; a diagnostic sheath with 1.5mm channel size, and a therapeutic sheath with a 2.1mm channel size.

Gastrointestinal (“GI”) EndoSheath and Endoscope Systems

We have developed a family of proprietary flexible endoscope systems for GI applications consisting of two main components—a reusable flexible endoscope incorporating our proprietary design, as well as a proprietary, sterile, disposable EndoSheath. The Company has implemented a phase out of its Sigmoidoscopy product line due to limited market performance and the growing trend towards colonoscopy.

Pulmonary EndoSheath and Endoscope Systems

We have developed a family of proprietary flexible endoscope systems for pulmonary applications consisting of two main components—a reusable, flexible endoscope incorporating our proprietary design, and a proprietary, sterile disposable EndoSheath. We have implemented a phase out of our pulmonary product line. We expect to reenter the pulmonary specialty in the future.

More information on Vision-Science’s products can be found at www.VisionSciences.com

Industrial Segment

Under the Machida name, we design, manufacture and market flexible borescopes. Borescopes are endoscopes used for inspection and quality-control in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Machida was the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay.

Machida’s borescopes are constructed in a variety of body types, including a portable model; each specifically designed to cover a multitude of needs and applications:

•       Modular (MBS)—For borescopes 0.6mm to 2mm in diameter. This is Machida’s smallest body type.

•       Slim lever—these borescopes are from 2mm to 6mm in diameter; it provides angulations in two directions. Machida’s most widely used body type includes high quality optics and illumination.

•       Knob—used primarily with 8mm and 11mm insertion tubes, this four way, ambulating scope is particularly suited for longer, up to 20 feet borescopes. It comes in different configurations, such as

1.                 Standard direct view with polyurethane outer cover

2.                 With impregnated polyurethane steel mesh cover

3.                 With detachable side viewing options

4.                 With a Built-In Working Channel

5.                 With a Permanent 90 Degree Side Viewing Option

•       Battery Operated Portable Flexible Borescope—a small battery handle attaches to the scope and makes this borescope ideal for field inspections. The borescope kit includes :

1.                 Borescope

2.                 Light guide cable & light guide sleeve

3.                 Miniature light source

4.                 Battery handle with battery for borescope

5.                 All items included in one pelican carrying case

More information on Machida’s products can be found at www.machidascope.com

Sales and Marketing

Medical Segment

The end users of our disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), urologists and gastroenterologists in hospitals, medical clinics and physicians’ offices. Since September 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through MENT, under the MENT Agreement. As part of the sale of the ENT sheath business to Medtronic during March 2007, Medtronic will also now distribute, market and sell our ENT endoscope line worldwide, on a co-branded basis, through MENT’s global sales force.

From December 2004 to May 2006, we distributed all of our urology market products in the U.S.A. and Canada through Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”). As of May 2006 we are distributing our urology products through our own global independent network of sales representatives and various distributor organizations. We periodically evaluate the effectiveness of our sales channels, and may change them if we believe a different method will increase our revenues.

Industrial Segment

Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

International Sales and Sales to Major Customers

Sales to unaffiliated customers outside of the United States were approximately $3,370, $4,122 and $3,733 for FY 05, FY 06 and FY 07, respectively. In FY 07, sales to foreign customers accounted for approximately 45% of the annual net sales of our medical segment, and 35% of the annual net sales of our industrial segment. In FY 06, sales to foreign customers accounted for approximately 42% of the annual net sales of our medical segment and 22% of net annual sales of our industrial segment. In FY 05, sales to foreign customers accounted for approximately 38% of the annual net sales of our medical segment and 19% of net annual sales of our industrial segment. Repair services outside of the United States account for 36% of our sales.

During FY 05, Medtronic, Inc. accounted for 35% of net sales. During FY 06, Medtronic, Inc. and Gyrus International, Ltd. accounted for 41% and 12% of net sales, respectively. During FY 07,

Medtronic, Inc., Gyrus International, Ltd. and NGC Medical accounted for 35%, 10% and 7% of net sales, respectively.

Backlog

On March 31, 2007, we had an order backlog of approximately $731, compared to a backlog of approximately $228 at March 31, 2006. The backlog in 2007 was comprised of approximately $653 and $78 for the medical and industrial segments, respectively, compared to approximately $136 and $92 for those same segments at March 31, 2006. The increase in the medical segment backlog is primarily due to an increase of orders placed by MENT for our ENT EndoSheaths, prior to our sale of that product line. We expect to fill our order backlog in FY 08.

Manufacturing and Suppliers

EndoSheaths

We produce EndoSheaths at our Natick, MA facility using raw materials, molded parts and components purchased from independent vendors, some of which are manufactured to our specifications. Until the sale to Medtronic, we manufactured our ENT EndoSheaths using proprietary processes, utilizing forming and bonding machines which were manufactured to our specifications. As indicated previously, as part of the sale of the ENT EndoSheath assets to Medtronic, we are transferring the manufacturing of the ENT EndoSheath to Medtronic.

Most purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers. We purchase our required components and supplies on a purchase-order basis. We contract with third parties for the sterilization of all of our EndoSheaths.

Endoscopes   Medical

We assemble our flexible endoscopes for the medical and industrial segments at our Orangeburg, NY facility, using purchased components and subassemblies, as well as certain proprietary components produced by us. Most purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers, and we purchase our required components and supplies on a purchase-order basis. For certain critical components we have long term supply agreements.

One of these long term agreements is with our key supplier of flexible endoscopes, and the agreement expires in March 2009. This agreement will automatically renew for additional two-year periods, unless it is terminated by either party with six months prior written notice of intent not to renew. This key supplier competes with our medical segment with conventional endoscopes. We believe that while substitute components, which are currently produced by sources other than this key supplier, would be available, such substitute components may be more expensive or of a lower quality, and may require some redesign of our endoscope and possibly additional regulatory clearances. Our inability to obtain sufficient quantities of such critical components on favorable terms could materially adversely affect our business. There can be no assurance that we will not experience difficulties or delays in the future, as we increase our manufacturing capacity. We purchased from that key vendor under the supply agreement approximately $1,069 and $1,828 worth of products for the manufacture of both medical and industrial products in FY 07 and FY 06, respectively.

Borescope   Industrial

We assemble our borescopes for our industrial segment at our Orangeburg, NY facility, using purchased components and subassemblies that are purchased from independent vendors, as well as certain proprietary components produced by us. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from a single source vendor. Our inability to obtain sufficient quantities of such critical components on favorable terms could materially adversely affect our business. There can be no assurance that we will not experience difficulties or delays in the future, as we increase our manufacturing capacity. In addition, we purchase light sources, cameras, adapters, accessories and imaging systems for industrial applications from a variety of vendors.

Competition

We believe that the primary competitive factors in the medical market for our flexible endoscopes and EndoSheath systems are the safety and effectiveness; the optical quality of the products offered; ease of use; product reliability; price; physician familiarity with the manufacturer and its products, and third-party reimbursement policies.

Our ability to compete in the marketplace is directly affected by several factors, such as our product development and innovation capabilities; our ability to obtain required regulatory clearances; our ability to protect the proprietary technology which our products are based upon; our manufacturing and marketing skills and our ability to attract and retain skilled employees.

The flexible endoscopes and related products currently sold and under development by us, face global competition primarily from companies such as Olympus, Pentax, Karl Storz GmbH & Co., Stryker Corp., and Gyrus/ACMI. Some of our competitors and some potential competitors may have greater financial resources, research and development personnel, manufacturing and marketing capabilities than we do. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the disinfection process, or significantly improve the current methods of disinfecting flexible endoscopes, may result in competition for our products.

In FY 05, a competing manufacturer of disposable sheaths for ENT scopes emerged in the European market. We believe this competitor is selling products with features that are within the claims of our patents. We are defending, and intend to continue to defend, our intellectual property rights vigorously. We believe our product quality, breadth of product offerings and financial resources are superior to that competitor’s. In FY 06 and FY 07, the existence of the competitor did not adversely affect our sales of disposable sheaths for ENT scopes in our European market.

In our industrial markets, we believe that product effectiveness, ease of use, product reliability and price are the principal competitive factors.

Patents and Proprietary Rights

Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy regarding the protection of proprietary rights and innovations is to seek patents on those portions of our technology which we believe are patentable, and to protect as trade secrets other confidential and proprietary information.

We, along with our subsidiary Machida, currently hold 32 U.S. patents and have 8 U.S. patent applications pending. In addition, we have 20 foreign patents and have 18 foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products. The issued patents will expire on various dates in the years 2008 through

2022. We also hold worldwide, perpetual and exclusive rights to two U.S. patents which are royalty-free for ENT endoscopy applications. In addition to those listed above, we have 2 U.S. patents issued and 5 U.S. patents pending in the U.S. and 12 corresponding foreign applications for Complementary Metal Oxide Semiconductor (“CMOS”) image sensor design patents. There can be no assurance that our pending patent applications will result in patents being issued or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. In addition, in the event that another party infringes our patent rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success.

Some of the technology used in, and that may be important to, our products is not covered by any patent or patent application. We seek to maintain the confidentiality of our proprietary technology by requiring all our employees to sign confidentiality agreements, and by limiting access by outside parties to such confidential information. However, there can be no assurance that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Moreover, as is the case with our patent rights, the enforcement of our trade secret rights can be lengthy and costly, with no guarantee of success.

To date, no claims have been brought against us alleging that our technology or products infringe any intellectual property rights of others. However, there can be no assurance that such claims will not be brought against us in the future or that any such claims will not be successful.

Government Regulation

The medical products that we currently market and which are under development are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the “FDC Act”), and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the United States. Various states and other countries in which our products may be sold in the future may impose additional regulatory requirements.

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

Flexible endoscopes, EndoSheaths, and accessory products have been classified by the FDA as Class II devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance. We expect that we will be required to obtain 510(k) clearance for each additional EndoSheath and endoscope system that we develop in the future.

Effective July 1998, our Natick, MA facility was certified as having established, and we continue to maintain, a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, the certification confirmed conformance to the essential requirements of the Council Directive 93/42/EEC(Medical Device Directive, MDD), and application of this system at every stage from initial design controls to final product release to distribution. Subsequent audits resulted in successful certification to ISO 13485: 1996 and the Canadian Medical Device Regulations (CMDR). During this time period the Orangeburg, NY facility was audited under the Natick quality system and referenced as a second location with limited activities.

In August 2005, our Natick quality system was re-certified for conformance to ISO 13485: 2003 and continued conformance to MDD 93/42/EEC and the Canadian Medical Device Regulations (CMDR). In addition to the three-year certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system. During April 2007, the Orangeburg facility passed a facility audit for full ISO 13485: 2003 and CMDR certification and updated certificates are still pending. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA’s QSR, which regulate their design, manufacturing, testing, quality control and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations.

The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485 (CMDR), MDD status.

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

Third-Party Reimbursement

Hospitals, medical clinics and physicians’ offices that purchase medical devices such as our EndoSheaths and flexible endoscopes generally rely on third-party payers, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge and experience of third-party reimbursement practices and advice from consultants in this area, that third-party reimbursement is available for most procedures that utilize our products. However, not all third-party payers will reimburse health-care providers separately for the cost of our EndoSheath.

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

CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center (“ASC”) and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility relative value units to accommodate the overhead costs. If the physician performs the service within a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. The 2007 physician fee schedule did not change significantly from 2006. There was little change in hospital outpatient payments under Medicare, as well. Based upon a review of calendar year 2007 fee schedules for the hospital outpatient and physician payment for procedures that utilize our TNE-D EndoSheath and TNE-Bx EndoSheath, physicians will receive between 49% and 154% more by performing procedures in their offices, than if they performed those procedures in hospitals, due to the increased office expense for the purchase of the device. For a diagnostic cystoscopy, the physician will receive 87% more by doing the procedure in his or her office, than if they performed that procedure in the hospital, again because the increase in fee accommodates the cost of the device purchased by the physician practice.

We believe that, based upon the resource-based practice expense RVU, the number of procedures performed in non-facility settings will increase. This increase will be due primarily to the increased differential in payments that physicians will receive for performing these procedures. As these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess endoscopes. We believe our disposable EndoSheaths, which eliminate the time and cost of cleaning endoscopes, will provide an economically beneficial alternative to the use of endoscopes without EndoSheaths. This economic benefit is based upon the provider not having to purchase multiple conventional endoscopes and expensive sterilizing equipment and supplies, as well as not having to spend valuable time cleaning endoscopes. In addition, we believe that with approximately 79 million people in the United States over the age of 50, there will be an increase in the potential number of procedures that physicians will be performing. We believe our disposable EndoSheaths, combined with the resource-based system for setting values for physician services, represent a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices.

There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products, or that the cost of our EndoSheaths would be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. We believe that the inability of users of our GI and pulmonary EndoSheaths to obtain adequate reimbursement from third-party payors has had a materially adverse effect on us.

Product Liability and Insurance

The nature of our products exposes the Company to significant product liability risks. We maintain product liability insurance with coverage limits of $15 million. We believe that this level of coverage is adequate, given our past sales levels and our anticipated sales levels for FY 08. We evaluate the adequacy of this coverage periodically to determine if we need to adjust it. No product liability claims have been brought against us to date.

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

Our research and development (“R&D”) expenses in FY 05, FY 06 and FY 07 were approximately $1,422, $2,234 and $2,372 respectively.

In FY 05, our research and development efforts focused on the introduction of our TNE-Bx and cystoscopes, each with Slide-On EndoSheaths. The ENT Slide-On Channeled EndoSheath, the ENT Slide-On Sensory EndoSheath, the TNE-D and TNE-Bx endoscopes and their Slide-On EndoSheaths. During FY 06, our research and development efforts focused on the introduction of our ENT-3000 portable endoscope with battery-powered LED light source, and efforts to establish processes for high volume and low cost manufacture of EndoSheaths. In addition, we incurred higher spending for personnel and supplies for a variety of R&D programs, including a new D-shaped endoscope design, and the design of a new product family of video endoscopes (“Videoscopes”).

In FY 07, we continued our research and development efforts of the videoscope product family, which will have a miniature digital camera mounted at the distal end of the insertion tube. Additionally, we were working on the design and cost improvements to our TNE-D, TNE-Bx and CST-2000A cystoscope.

In FY 08, we expect our R&D expense to include development efforts regarding new technologies which will enhance the competitive position of our endoscopes. Our goal remains to release products where we believe our technology can increase physicians’ practice efficiency, provide for patient safety and result in lower costs to provide medical care.

Employees

As of May 31, 2007 we had 92 employees, including temporary employees. None of our employees is represented by a labor union. We believe that its employee relations are good. Our success depends in large part upon our ability to attract and retain highly qualified scientific, management, sales and marketing personnel.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our web site at www.visionsciences.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

Executive Officers of the Company

Ron Hadani, age 51, has been our President and Chief Executive Officer since February 2003. From 2001 to February 1, 2003, Mr. Hadani was a self-employed consultant, working in various capacities with early-stage companies in the U.S and Israel. From 1999-2001, he served as President of Kontron Medical, LLC. From 1997-1999 he served as Divisional Vice President of U.S. Surgical, a division of Tyco International, Ltd.

Yoav M. Cohen, age 49, joined the Company in September 2006 as a Vice-President and on January 1, 2007 became the Chief Financial Officer. Prior to joining the Company, from 2001 to 2006, Mr. Cohen was a Managing Director of NYC Advisors LLC, a business and financial advisory firm. Prior to that, between 2000 and 2001, Mr. Cohen was the COO of Selway Partners, LLC, an early-stage venture capital fund, and between 1995 and 2000, Mr. Cohen was Senior VP Business Development & CFO of Bogen Communications International, Inc.

Mark S. Landman, age 53, has served as Vice President Operations and General Manager of the Natick, MA Operation since 2007, and as Vice President of the medical segment since July 1999. Mr. Landman joined the Company in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

Jitendra Patel, age 54, is the Vice President Sales and Marketing of Machida Inc. (the industrial segment), a wholly-owned subsidiary of the Company, since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that segment.

Carlos Babini, age 56, joined the Company in April 2007 as Executive Vice President, Chief Sales and Marketing Officer of the medical segment. Prior to joining the Company, from 2003 until recently, Mr. Babini held the position of President, International, Executive Vice President and Chief Sales and Marketing Officer at Curon Medical Inc. Between 1999 and 2003, Mr. Babini held the position of COO at Infomedix Communication, and was the co-founder of the company Shape International. From 1979 through 1999, Mr. Babini held various executive and managerial sales and marketing positions at U.S. Surgical.

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

We have incurred substantial operating losses since our inception (our net income in FY 07 resulted from the sale of a product line) and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 08, because of additional spending for research and development, increasing our global network of independent sales representatives for the urology market, general business operations and capital expenditures. As of March 31, 2007, we had cash and cash equivalents totaling $29.0 million. Although we do not anticipate the need for additional financing in FY 08, management may seek new financing, if terms are favorable. However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our stock price is volatile, and you may not be able to sell your shares for a profit.

The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

•       Actual or anticipated variations in quarterly operating results;

•       Conditions or trends in the medical device market;

•       Announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors, technological innovations, new products or services;

•       Addition or departures of key personnel;

•       Sales of a large number of shares of our common stock;

•       Adverse litigation;

•       Unfavorable legislative or regulatory decisions;

•       Variations in interest rates; and

•       General market conditions.

In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management attention, which could seriously harm our business.

Reimbursements from third-party healthcare payers is uncertain because of factors beyond our control, and changes in third-party healthcare payers’ policies could adversely affect our sales growth.

In the U.S. and other foreign countries, government-funded or private insurance programs, or third-party payers, pay a significant portion of the cost of a patient’s medical expenses. There is no uniform policy of reimbursement among all these payers. We believe that reimbursement is an important factor to the success of our product sales.

All U.S. and foreign third-party reimbursement programs, whether government funded or commercially insured, are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, careful review of bills, and exploring more cost-effective methods of delivering healthcare. These types of programs can potentially limit the amount which healthcare providers may be willing to pay for our products.

There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products. In addition, reimbursement standards and rates may change. We believe that the failure of users of our products to obtain adequate reimbursement from third-party payers has had a materially adverse effect on our sales.

Our products and manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies.

Our products are medical devices and therefore subject to extensive regulation in the United States and in the foreign countries where we do business.

In the U.S., we are subject to regulation by the Food and Drug Administration (“FDA”) and other regulatory agencies. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA’s Quality Systems Regulation can be burdensome. FDA regulations govern, among other things, the following activities that we perform, and will continue, to perform in connection with our products:  design and development; product testing; manufacturing; labeling and packaging; storage; shipping and receiving; pre-market clearance or approval; advertising and promotion; and sales, distribution, and servicing.

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

Foreign government regulations vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with Class I being the lowest risk and Class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the “CE” mark. The CE Mark is an abbreviation for Conformité Européene (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. We have received CE certification from the Underwriters Laboratories—UK for conformity with the European Union Medical Device Directive allowing us to use the CE mark on our product lines. This quality system has been developed by the International Organization for

Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE mark will preclude us from selling our products in the European Union. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union.

Under the Canadian Medical Devices Regulations, all medical devices are classified into four classes, Class I being the lowest risk class and Class IV being the highest risk. Class I devices include among others, devices that make only non-invasive contact with the patient. Classes II, III and IV include devices of increasingly higher risk as determined by such factors as degree of invasiveness and the potential consequences to the patient if the device fails or malfunctions. Our current products sold in Canada generally fall into Classes II and III. All Class II, III and IV medical devices must have a valid Medical Device License issued by the Therapeutic Products Directorate of Health Canada before they may be sold in Canada (Class I devices do not require such a license). We have obtained applicable Medical Device Licenses for many of our products. Failure to maintain required Medical Device Licenses in Canada or to meet other requirements of the Canadian Medical Devices Regulations (such as quality system standards and labeling requirements) for our products will preclude us from selling our products in Canada. We may not be successful in continuing to meet the medical device licensing requirements necessary for distribution of our products in Canada.

We currently purchase certain critical components from several single source manufacturers under various  supply agreements, and if these manufacturers are unable or unwilling to produce our product requirements in quality and quantity to our satisfaction, our business will be harmed.

In the medical segment, certain critical components of our products, such as image bundles, are currently being purchased solely from a key supplier, which is a competitor of ours. These components are being purchased pursuant to a supply agreement that expires in March 2009, and is renewable automatically for two years. It is subject to termination by mutual consent or upon breach or bankruptcy. We believe that while substitute components, which are currently produced by sources other than that key supplier would be available, such substitute components may be more expensive and of a lower quality, and may require a redesign of our endoscope and additional regulatory clearances. Moreover, such substitute components may not be immediately available in quantities needed by us. Our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business.

In the industrial segment, borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from two key suppliers. The failure of us to obtain a sufficient quantity of such components on favorable terms could materially adversely affect our business.

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

Our operating results could be negatively impacted if we are unable to capitalize on research and development spending.

We have spent, and continue to spend, a significant amount of time and resources on research and development projects, in order to develop and validate new and innovative products. We believe that these projects will result in the manufacturing of new products and will create additional future sales. However, factors including regulatory delays, safety concerns, or patent disputes could slow down the introduction or marketing of new products. Additionally, unanticipated issues may arise in connection with current and future clinical studies, which could delay or terminate a product’s development prior to regulatory approval. We may also experience an unfavorable impact on our operating results if we are unable to capitalize on those efforts by attaining the proper FDA approval, or other foreign regulatory approvals, or to successfully market new products, including the new family of videoscope products, or other flexible endoscope products.

Competition in the medical device industry is intense, and many of our competitors have greater resources than we do.

The flexible endoscopes and related products currently sold and under development by us face competition primarily from medical products companies such as Olympus Group, Pentax Imaging Company, Karl Storz GmbH & Co., Stryker Corp, and Gyrus Group PLC. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for our products.

The principal competitors for our industrial products are Olympus, General Electric—Inspection Technology and Karl Storz GmbH & Co. Many of our competitors and potential competitors have far greater financial resources, research and development personnel, and manufacturing and marketing capabilities than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as to acquire new technologies or products that could effectively compete with our product lines. In addition, it is possible that other large health care companies may enter the flexible endoscope market in the future.

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

Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that our pending patent applications will result in patents being issued, or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. There can be no assurance that measures taken by us to protect our proprietary information will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. In addition, in the event that another party infringes our patent rights or other proprietary rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success. Moreover, there can be no assurance that claims alleging infringement by us of other’s proprietary rights will not be brought against us in the future or that any such claims will not be successful. If we are unable to maintain the proprietary nature of our technologies, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and affect our ability to become profitable.

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates.

The development, manufacture and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance with coverage limits of $15 million. We believe that this level of coverage is adequate, given our past sales levels, our anticipated sales levels for FY 08, and our claims experience. We will reevaluate the adequacy of this coverage when and if our sales substantially increase, or another need arises. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

We sell our products in numerous international markets.

Our operating results may suffer if we are unable to manage our international sales and marketing activities effectively. We sell some of our products in foreign countries, and we therefore are subject to risks associated with having international sales, such as:

•       foreign certification and regulatory requirements;

•       maintenance of agreements with competent distributors;

•       import and export controls;

•       currency exchange fluctuation; and

•       political and economic instability.

Sales to unaffiliated customers outside of the United States were approximately $3,370, $4,122 and $3,733 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

We may be unable to attract and retain management and other personnel we need to succeed.

Our success depends on the services of our senior management team and other key employees in our research and development, manufacturing, operations and sales and marketing departments. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

Our operating results could be negatively impacted by economic, political or other developments in countries in which we do business

Our business requires us to move some goods across international borders. Any events that interfere with, or increase the costs of, the transfer of goods across international borders could have a material adverse effect on our business.

We transport some of our goods across international borders, primarily those of the United States, Canada, Europe, Japan and Israel. Since September 11, 2001, there has been more intense scrutiny of goods that are transported across international borders. As a result, we may face delays, and increase in costs due to such delays in delivering goods to our customers. Any events that interfere with, or increase the costs of the transfer of goods across international borders could have a material adverse effect on our business.

Conditions in Israel affect our operations and may limit our ability to produce and sell our products.

Currently we use several sub-contractors in Israel to develop and produce some of our products. Political, economic and military conditions in Israel may directly affect our operations, and we could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel. Israel frequently has been subject to terrorist activity, with varying levels of severity, and the United States Department of State has issued an advisory regarding travel to Israel. According to the U.S. Department of State’s website, the violence in Iraq and the clashes between Palestinians and Israelis have the potential to produce demonstrations and unrest throughout the region. Also, although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom we have contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

In addition, since some of the components of our manufacturing and research and development sub-contractors are located in Israel, we could experience disruption of our manufacturing, and research and development activities due to terrorist attacks. If terrorist acts were to result in substantial damage to our sub-contractors facilities, our business activities would be disrupted, and our revenues may be severely impacted. Our business interruption insurance may not adequately compensate us for losses that may occur, and any losses or damages sustained by us could have a material adverse effect on our business.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The operations of our medical segment currently occupy approximately 20,000 square feet of space in Natick, MA. under a lease which expires in January 2008. The operations of the Company’s industrial segment and the offices of the Company’s corporate segment are located in Orangeburg, NY under a lease for approximately 10,000 square feet, which expires in August 2010, and a sublease for 5,250 square feet, which expires in December 2007. In November 2006, the lease for the Company’s 10,000 square feet was amended to include the additional 5,250 square feet from the current sub-lease, effective January 1, 2008.

Our Natick and Orangeburg facilities are registered with the FDA as medical device manufacturing facilities and, therefore, are subject to the FDA’s QSR regarding manufacturing, testing, quality control and documentation procedures. We believe that the physical characteristics and layouts of these facilities are adequate to manufacture our products in compliance with applicable FDA regulations. In addition, our Natick facility is registered as meeting the requirements of ISO 13485 and the Medical Device Directive, allowing us to sell our medical products in Europe and Canada.

Item 3.                        Legal Proceedings

As of March 31, 2007, there were no material legal proceedings to which we or any of our subsidiaries are a party, or to which any of our properties are subject.

Item 4.                        Submission of Matters to a Vote of Security Holders

At a Special Meeting of shareholders held on March 20, 2007, pursuant to the Notice of Special Meeting of Stockholders dated March 6, 2007, the following actions were taken:

1.      The approval of the sale by Vision-Sciences of certain assets relating to its ENT EndoSheath products pursuant to an Asset Purchase Agreement dated as of January 12, 2007, between Vision-Sciences and Medtronic Xomed, Inc. At the Special Meeting 22,136,947 shares voted in favor of the sale, and no shares were voted against, or abstained or were broker non-votes.

2.      No other matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 30, 1997, the Company’s Common Stock has been quoted on the NASDAQ Small Cap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the Common Stock on the NASDAQ Small Cap Market, as reported by NASDAQ during the periods indicated.

Fiscal Year Ended
March 31, 2006	High	Low
1st Quarter	$2.91	$1.93
2nd Quarter	2.31	1.85
3rd Quarter	2.25	1.59
4th Quarter	2.19	1.55

Fiscal Year Ended
March 31, 2007	High	Low
1st Quarter	$2.09	$1.11
2nd Quarter	1.80	1.29
3rd Quarter	1.56	1.20
4th Quarter	1.49	1.02

Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of June 21, 2007, there were 35,253,031 outstanding shares of Common Stock held by 186 stockholders of record, in addition to which there were approximately 1,300 beneficial stockholders.

We have never paid cash dividends on our Common Stock, and we do not expect to pay any cash dividends on our Common Stock in the foreseeable future.

On February 14, 2005, the Company sold in a private equity placement, an aggregate of 3,703,702 shares of common stock at a price of $2.70 per share, resulting in gross proceeds of approximately $10 million. The per share price represented 91% of the closing price of the Company’s common stock on the NASDAQ Small Cap Market at February 14, 2005. Two financial investors, who are independent of the Company, acquired approximately $8 million of the common stock sold, and two directors, who were also Company employees at the time (the “Insiders”), acquired the remainder. In addition, as part of the transaction, the Company issued warrants to purchase an additional 1,103,704 shares of common stock to the investors and to the placement agent. The warrants are exercisable immediately over a period of five years at a price of $3.75 per share. The agreement does not require the Company to file any registration statement covering the resale of any of the common stock or warrants acquired by the investors in the transaction. However, the agreement does provide the investors with piggyback registration rights when and if the Company does file a registration statement. The transaction was determined to be at fair market value based upon a review by the Board of Directors of the daily volume of trading of the Company’s common stock on the NASDAQ Small Cap, and based upon the fact that there was no requirement for registering the shares. The transaction was approved by the Company’s Board of Directors in a unanimous written consent.

On March 30, 2005, in response to the NASDAQ Stock Market informing the Company that it was in violation of certain NASDAQ Marketplace Rules regarding the above sale of common stock to officers and directors at less than the closing bid price of the common stock on February 14, 2005, the Company and the Insiders executed separate agreements to remediate the violation. One of the Insiders executed a contribution agreement providing for the payment of an additional amount in respect of the common stock purchased from the Company on February 14, 2005, thus bringing the price paid by him to $2.95 per share, the closing bid price of the common stock on February 14, 2005. The other Insider executed a rescission agreement, agreeing to rescind 31,387 shares of common stock purchased by him on February 14, 2005, thus increasing the cash price paid by him for the remaining shares to $2.95 per share. The Company recorded the contribution, received on April 7, 2005, as a subscription receivable and additional-paid-in-capital as of March 31, 2005. The Company recorded the rescission as a change in outstanding shares as of March 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2007

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)(2)
Equity compensation plans approved by security holders	5,820,404	$1.76	216,108
Equity compensation plans not approved by security holders(3)	—	—	—
Total	5,820,404	$1.76	216,108

(1)          In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2007, shares issuable under the 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

(2)          Includes any shares of Common Stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003.

(3)          All of our equity compensation plans have been approved by our stockholders.

There were no repurchases of registered equity securities during FY 07.

Item 6.                        Selected Financial Data

The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes contained in Appendix A to this report.

	Year Ended March 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$6,430	$9,927	$10,326	$11,150	$9,487
Gross profit	1,667	3,771	2,944	2,636	1,951
Loss from operations	(1,759)	(3,794)	(2,558)	(4,227)	(5,603)
Net income (loss)	(1,707)	(3,748)	(2,505)	(4,036)	20,112
Net income (loss) per share—basic	(.06)	(.12)	(.08)	(.11)	.57
Net income (loss) per share—diluted	(.06)	(.12)	(.08)	(.11)	.56
Balance Sheet Data:
Cash and cash equivalents	$2,869	$2,715	$9,869	$6,138	$28,955
Total assets	5,447	6,729	14,748	11,511	33,003
Total liabilities	1,311	1,763	1,907	2,013	2,587
Stockholders’ equity	4,136	4,966	12,841	9,498	30,416

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of supplies, competition, technological difficulties, the completion of  obligations under our contract with Medtronic Xomed, Inc., general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Executive Summary

We develop, manufacture and sell flexible endoscopes and disposable EndoSheaths for the medical device market, and flexible borescopes for the industrial device markets. We operate in three reporting segments: medical, industrial and corporate.

All amounts in the financial notes, except for share and per share data, are reported in ($000’s), unless otherwise indicated.

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

Our strategy in the medical segment is comprised of three components: a) improve sales distribution and customer service and support, b) lower manufacturing costs, and c) increase the number of new product offerings.

In March 2007, the Company closed the sale of certain assets with respect to its ENT EndoSheath business to Medtronic Xomed, Inc. (“Medtronic”), a wholly-owned subsidiary of Medtronic, Inc. (NYSE:MDT). The closing took place after the transaction was approved by a majority vote of our shareholders during a special shareholders meeting convened on March 20, 2007. As part of the transaction, Vision-Sciences has granted Medtronic an exclusive, royalty-free worldwide license to certain Vision-Sciences intellectual property, for use in making and selling sheath products solely within the field of ENT (otorhinolaryngology). Under the terms of the agreement, Medtronic will pay Vision-Sciences up to $34 million, of which $27 million was paid at the closing. Up to an additional $4 million will be paid upon the achievement of certain post-closing milestones related to the transition of manufacturing capability to Medtronic, and an additional $3 million will be payable 15 months after closing, assuming Vision-Sciences has complied with its obligations under the asset purchase agreement, and that Medtronic has not made any indemnification claims based on the Company’s representations and warranties under the agreement. As part of this transaction, Vision-Sciences is transferring its existing ENT production lines for the EndoSheath ENT products from its Natick, MA facility to Medtronic in Jacksonville, FL. Medtronic will also now distribute, market and sell Vision-Sciences’ ENT endoscope products worldwide, on a co-branded basis, through Medtronic’s dedicated sales force. Sales of our EndoSheaths within the field of ENT were $3.7 million or 39% of total sales in FY 07 and $3.3 million or 30% of total sales in FY 06. These sales will not be made after the transition milestones have been met, which we anticipate will occur in the second half of FY 08. In addition to providing liquidity, we believe that this transaction will allow us to focus on sales of our existing products and our new videoscope product family to the TNE, ENT, urology and GI markets, and the patented EndoSheath product to the TNE, urology and GI markets.

Sales Distribution

Since September 2003, we have been distributing all of our products for the ENT market in the United States and Canada through Medtronic ENT (“MENT”) under the Medtronic Agreement. The initial term of the Medtronic Agreement was three years. Under the Medtronic Agreement, we granted MENT exclusive distribution rights in the United States and Canada to market and sell our ENT and TNE EndoSheaths and endoscopes to ENT practitioners. The Medtronic Agreement resulted in an increase in sales of our ENT EndoSheaths and ENT endoscopes due to the quantities of endoscopes and EndoSheaths purchased by Medtronic in the initial twelve-month period. In the second year (“Year 2”) of the Medtronic Agreement, MENT purchased fewer units of ENT endoscopes and ENT EndoSheaths than in the initial period, due to the build up of inventory that resulted from the purchases in the initial period. During Year 2, to expedite depletion of the inventory, we and MENT began a rebate program, whereby we agreed to pay MENT a cash rebate for ENT EndoSheaths they sold to new users who committed to a large annual purchase. The rebate program was designed to run for one year, ending September 2005. During that period, we recorded deferred revenue of approximately $60 for the rebate program. As of December 31, 2005, the inventory of ENT SOS at MENT had declined to a level where MENT re-commenced ordering, allowing us to terminate the rebate program. We recognized the deferred revenue in sales for the three months ended December 31, 2005.

As part of the sale of certain assets our ENT EndoSheath business to Medtronic, the Medtronic Agreement was amended and restated. Under terms of the amended and restated Medtronic Agreement, Medtronic will now distribute, market and sell Vision-Sciences’ ENT endoscope products worldwide, on a co-branded basis, through Medtronic’s dedicated sales force. The terms of the amended and restated Medtronic Agreement is through December 31, 2008, subject to automatic one year renewals thereafter, unless terminated by either party on 90 day notice prior to the end of the initial term or renewal term as applicable.

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

We have a domestic network of independent sales representatives for the GI and pulmonary product lines. Also, we have our own international network of distributors for all our medical product lines.

Cost Reduction

Throughout FY 07 the Company reviewed its various cost structures in an effort to implement reductions in the cost of materials, labor and other expenses across our various business segments.

New Products

In November 2006, we released to the market our new cystoscope, the CST-2000A, which included improvements requested by our customers to our CST-2000 cystoscope. In addition, during the last quarter of FY 07, we released our redesigned cystoscope sheath, which incorporates improvements making the product easier to use. In May 2005, we received approval from the FDA to market the ENT-3000 endoscope with battery powered LED light source. In FY 05, we received approval from the FDA to market our TNE-Bx endoscope with Slide-On EndoSheath system, and our cystoscope with Slide-On EndoSheath System. In addition, we released a line of peripheral products for ENT and urology physicians’ offices.

Our plans for product development in FY 08 include the design of a new family of videoscopes with a miniature digital camera mounted on the distal end of the insertion tube, and design and cost improvements to our existing family of fiberscopes for the medical segment. In addition, we intend to release a new line of video borescopes for the industrial market. We also plan to work on improvements to our manufacturing processes that should result in lower costs to produce our endoscopes and EndoSheaths.

In April 2007, we announced that we had executed a definitive investment agreement under which Vision-Sciences acquired a strategic interest in Minos Medical, Inc. (“Minos’’). Minos is a privately held California based development stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopy Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate incision-less surgical procedures. We invested $1 million in cash in the common stock of Minos in exchange for 30% of their issued and outstanding capital stock. We have also agreed to expend $165 in development costs in collaboration with Minos to exploit a specific common surgical procedure.

Vision-Sciences is focusing on the development of new products and technologies, looking to acquire related technologies, and to enter new markets which the Company has identified. N.O.T.E.S. is one of our targeted fields, and this investment is our Company’s first publicly announced step towards positioning us in the forefront of this new field. N.O.T.E.S. represents the next generation of surgical procedures, going beyond minimally invasive laparoscopic surgery to achieve incision-less surgery. We are confident that Minos will be a valuable strategic partner for Vision-Sciences as we pursue a leading position in the emerging N.O.T.E.S. field.

Industrial Segment

The industrial segment designs, manufactures and sells flexible endoscopes and termed borescopes for industrial users, and manufactures and repairs flexible endoscopes for the medical segment. The industrial segment users consist primarily of the medical segment, companies in the aircraft engine manufacturing and maintenance markets, the defense market and a variety of specialized industrial markets.

Corporate Segment

The corporate segment consists of certain administrative and business development activities applicable to the company as a whole.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. See the Notes to the Consolidated Financial Statements included elsewhere herein. Certain accounting policies of ours require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates. Our critical accounting policies include the following:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services were rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured; and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) is based on management’s judgment regarding the collectibility of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

During FY 07, we sold our ENT products in the United States and Canada through MENT, according to the terms of the Medtronic Agreement. During FY 06, we sold our urology products in the United States and Canada through MGU, according to the terms of the MGU Agreement. Neither of these agreements provide for any terms related to product acceptance, warranty or contingencies, such as rights of return, that are different than the normal terms we grant to other customers. Both agreements provided for a discount for payment within 10 days of invoice for all products shipped under these agreements.

During the fiscal year ended March 31, 2005, the Company and MENT modified the Medtronic Agreement to provide for a rebate to MENT for sales of ENT EndoSheaths to new customers who commit to large purchases. The rebate program was designed to run for one year, ending September 30, 2005. The Company accounted for this modification under Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During that period, we recorded deferred revenue of approximately $60 for the rebate program. We recognized the deferred revenue in sales when the rebate program was terminated in the three months ended December 31, 2005.

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

Income Taxes

Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The evaluation of the recoverability of any tax assets recorded on the balance sheet is subject to significant judgment. We have provided valuation allowances for all our deferred tax assets to date due to our history of net operating losses.

Results of Operations

Fiscal Year Ended March 31, 2007 Compared to the Fiscal Year Ended March 31, 2006

Sales

Net sales in FY 07 were $9,487, a decrease of $1,663, or 15%, compared to net sales in FY 06. Sales in the medical segment decreased by $1,560, or 19%, to $6,776, while sales of the industrial segment decreased by $103, or 4%, to $2,711. In the medical segment, we track sales of endoscopes and EndoSheaths by market. We also track sales of peripheral items that can be sold to more than one market. Sales of other products include sales of GI products, repairs and accessories. Sales by segment and by category in FY 07 and FY 06 were as follows:

Category	FY 07	FY 06	Increase (Decrease)	Percent
ENT	$5,126	$5,809	$(683)	(12)%
Urology	495	1,010	(515)	(51)%
Peripherals	300	549	(249)	(45)%
Other	855	968	(113)	(12)%
Total medical	$6,776	$8,336	$(1,560)	(19)%
Total industrial	$2,711	$2,814	$(103)	(4)%
Total Sales	$9,487	$11,150	$(1,663)	(15)%

Medical Segment—ENT Market

Sales to the ENT market include products for the domestic and international markets as follows:

ENT Market	FY 07	FY 06	Increase (Decrease)	Percent
Domestic	$2,615	$2,734	$(119)	(4)%
International	2,511	3,075	(564)	(18)%
Total ENT	$5,126	$5,809	$(683)	(12)%

We further delineate the products sold to the domestic market, as follows:

Products	FY 07	FY 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,647	$1,199	$448	37%
Endoscopes	968	1,535	(567)	(37)%
Total Domestic ENT	$2,615	$2,734	$(119)	(4)%

The primary reason for the decrease in sales of products to the domestic ENT market was the lower demand for our scopes, while sales of our EndoSheaths increased $448, or 37%, compared to FY 06. MENT is our exclusive distributor of ENT products in the United States. The success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of MENT, over which we have limited control. Total sales to MENT were $3.4 million in FY 07 and FY 06. Total sales to MENT include sales in the Other category, which includes accessories and repair services. Usage of TNE endoscopes by ENT physicians allows them to perform procedures in their offices, which are currently performed by GI physicians in hospitals. Educating this market on the advantages of these procedures has proven more difficult than we or MENT had anticipated. We expect these procedures will be more popular among ENT physicians in the future to diagnose and treat gastroesophageal reflux disease (“GERD”), especially as the population ages. A TNE (Trans Nasal Esophagoscopy) procedure allows patients to receive procedures in a physician’s office using only a topical anesthetic, as opposed to the more common Trans Oral Esophagoscopy procedure, which requires a patient to be consciously sedated in a hospital. A patient who undergoes a TNE procedure can recover more quickly than one who is consciously sedated. In addition, physicians can receive higher reimbursement rates and treat more patients in a given day, by performing these procedures in their offices, than by performing them in hospitals. It is our view that these procedures will increase in the future because the inconvenience to the patient is less, and the total cost is lower when done in an office, compared to in a hospital. However, it will take time to educate and train the physicians and educate the patient population on the advantages of this approach.

During FY 07, we increased our ENT SOS (Slide-On EndoSheaths) sales to MENT, an increase of approximately 37% as compared to FY 06.

We further delineate the products sold to the international market as follows:

Products	FY 07	FY 06	Increase (Decrease)	Percent
Slide-On EndoSheaths	$2,091	$2,134	$(43)	(2)%
Endoscopes	420	941	(521)	(55)%
Total International ENT	$2,511	$3,075	$(564)	(18)%

Sales of ENT products to the international market decreased 18%, compared to sales in FY 06. The sales decrease was due primarily to transition within our international sales organization and our lack of success in fully staffing this area.

Medical Segment—Urology Market

Sales to the urology market in FY 07 (including sales of our flexible cystoscope and Slide-On Cystoscope EndoSheath System to MGU) were $495, a decrease of $515, or 51%. During FY 06, MGU modified its strategy to place greater focus on therapies, and to narrow its overall uro-diagnostics product offering, which included our system. As a result, we and MGU terminated the MGU Agreement on May 1, 2006. We currently market and sell our flexible cystoscope and Slide-On EndoSheath System through a network of independent sales representatives.

The lower sales of urology products to our international distributors in FY 07 were primarily due to our distributor in the U.K. acquiring a major urology company that manufactures and sells conventional cystoscopy products, in which they decided to concentrate their efforts. We mutually terminated our relationship with that U.K. distributor for our urology products, and have entered into a distribution agreement for urology products with another company in the U.K. In addition, regulatory authorities in Australia required physicians to reprocess cystoscopes after each use, regardless of whether an EndoSheath was used in the procedure. This regulatory requirement reduced the economic benefits of our system, resulting in lower sales in that market. We plan to continue selling through our current international distributor network, and to expand this network to include distributors in countries where we do not presently sell our urology products.

Medical Segment—Peripherals and Other

Sales of peripheral products in FY 07 were $300, a decrease of $249, or 45%, compared to $549 in FY 06. Sales of other products, which also include sales to the GI and pulmonary markets in FY 07, decreased $113, or 12%, compared to sales of $968 in FY 06. We are currently not promoting products in the GI and pulmonary markets because we believe that colonoscopies, a more thorough examination of a person’s colon, are more common than sigmoidoscopies in the GI market.

Industrial Segment

Sales in FY 07 of products in this segment decreased as demand for our borescopes declined from FY 06. The lower demand reflects the market’s desire for videoscopes, as opposed to fiber-optic scopes. We expect our sales of this product line will remain flat until we release our own line of video borescopes in the later part of FY 08.

Gross Profit

The company’s gross profit was $1,952, a decrease of $684, or 26%, from FY 06. The gross profit decrease was mainly caused by significant sales decreases in the more profitable endoscope markets, along with a high proportion of fixed costs associated with endoscope production.

Medical Segment

The decrease in the gross profit of the medical segment was primarily due to the lower unit volume of ENT endoscopes sold to the domestic and international markets, offset partially by higher sales of EndoSheaths.

During the first fiscal quarter of FY 06, it became apparent that by utilizing a sub-contractor for our EndoSheaths products, we were not able to maintain sufficient control over the manufacturing processes to have the confidence level we believe necessary for our product quality. In addition, we realized that the costs savings we had planned on by manufacturing our EndoSheaths in Israel were not going to be what we had expected. Thus, we decided to move the production of our EndoSheaths back to our Natick, MA facility. In October 2005, we entered into a termination agreement with this sub-contractor, resulting in the purchase of 180,000 units of our ENT SOS over a six-month period. This purchase was completed in May 2006, after which we brought the equipment used in Israel to our Natick, MA facility.

Industrial Segment

The lower gross profit in the industrial segment was due primarily to the lower volume of new product sold to customers and to higher repair income which has lower profit margins.

Operating Expenses

Operating expenses increased by $693, or 10%, in FY 07 as compared to FY 06. Selling, general and administrative expenses (“SG&A”) increased by $549, or 12%, and research and development (“R&D”) increased by $144, or 6%, as compared to FY 06. Operating expenses by segment were as follows.

Expense Category	FY 07	FY 06	Increase (Decrease)
S,G& A
Medical	$2,459	$2,142	$317
Industrial	850	869	(19)
Corporate	1,875	1,624	251
Total S,G &A	$5,184	$4,635	$549
R&D
Medical	$2,372	$2,228	$144

In the medical segment, the increase in SG&A expenses of $317, or 15%, was primarily due to an increase in consulting and professional fees of $162, and an increase in computer related expenses of $70, both related to the continued support and expansion of our sales and reporting systems. We also had an increase in spending for trade shows and travel & entertainment of approximately $73, as part of the costs of creating our own direct sales force, following the termination of the marketing agreement with MGU.

In the industrial segment, the decrease in SG&A costs of $19, or 2%,was primarily due to a decrease in bad debt expense of $73 incurred during the year, offset by an increase in advertising expense of $14, and computer expense of $21, related to our sales and reporting systems.

In the corporate segment, SG&A costs increased by approximately $251, or 15%, primarily due to higher employee compensation expenses of $143, resulting from the expansion and upgrade of our management team. In addition, our legal and professional charges increased $68 compared to FY 06. This increase was related primarily to our decision to transfer our corporate headquarters from Natick, MA to Orangeburg, NY.

R&D expenses increased in the medical segment by approximately $144, or 6%. This increase was driven by an additional investment of $423 during FY 07 in developing our next generation of videoscopes. This decision also resulted in additional personnel costs of $73. The increase were partially offset by a reduction in spending of approximately $353 on the design of low cost methods of manufacturing our EndoSheaths. We expect our R&D expense will be greater in FY 08 than in FY 07 due to our continued development efforts of new technologies that will enhance the competitive position of our endoscopes. Our goal remains to release products where we believe our endoscopes and our EndoSheath technology can increase physicians’ practice efficiency, provide for patient safety and result in lower costs to provide medical care.

Other Income (Expense)

Interest income decreased, primarily to lower average cash balances throughout FY 07, as we did not generate positive cash flows from operations. Other expense increased slightly due to higher royalties paid for a patent licensed for the production of a component used in our pulmonary and urology EndoSheaths, partially offset by higher royalties received on a patent licensed to a company in the urology market.

In March of 2007, we completed the sale to Medtronic Xomed, Inc. (“Medtronic”), a wholly-owned subsidiary of Medtronic, Inc. (NYSE:MDT) of certain assets with respect to our ENT sheath business. The closing took place after the transaction was approved by a majority vote of our shareholders during a special shareholders meeting convened on March 20, 2007. As part of the transactions, we granted

Medtronic an exclusive, royalty-free worldwide license to certain of our intellectual property, for use in making and selling sheath products solely within the field of ENT (otorhinolaryngology). Under the terms of the agreement, Medtronic will pay us up to $34 million, of which $27 million was paid at the closing. Up to an additional $4 million will be paid upon the achievement of certain post-closing milestones related to the transition of manufacturing capability to Medtronic, and an additional $3 million will be payable 15 months after closing, assuming Vision-Sciences has complied with its obligations under the agreement, and that Medtronic has not made any indemnification claims based on the Company’s representations and warranties under the agreements. The Company will record the revenue on these future payments when our obligations have been satisfied and the cash has been received from Medtronic. As part of this transaction, Vision-Sciences is transferring its existing ENT production lines for the EndoSheath ENT products from its Natick, MA facility to the Medtronic facility in Jacksonville, FL. The Company has recognized a net gain of $26.1 million on this transaction in FY 07.

Sales of our EndoSheaths within the field of ENT were $3.7 million, or 39% of total sales in FY 07, $3.3 million, or 30% of total sales in FY 06, and $2.7 million, or 26% of total sales in FY 05.

Income Tax Expense

We recorded income tax expense of $520 in FY 07 compared to $0 in FY 06. The income tax expense resulted primarily from alternative minimum tax due on FY 07 income.

Fiscal Year Ended March 31, 2006 Compared to the Fiscal Year Ended March 31, 2005

Sales

Net sales in FY 06 were $11,150, an increase of $824, or 8%, compared to net sales in FY 05. Sales in the medical segment increased by $1,099, or 15%, to $8,336 while sales of the industrial segment decreased by $275 or 9% to $2,814. In the medical segment, we track sales of endoscopes and EndoSheaths by market. We also track sales of peripheral items that can be sold to more than one market. Sales of other products include sales of GI and pulmonary products, repairs and accessories. Sales by segment and by category in FY 06 and FY 05 were as follows:

Category	FY 06	FY 05	Increase (Decrease)	Percent
ENT	$5,809	$5,140	$669	13%
Urology	1,010	761	249	33%
Peripherals	549	372	177	48%
Other	968	964	4	0%
Total medical	$8,336	$7,237	$1,099	15%
Total industrial	$2,814	$3,089	$(275)	(9)%
Total Sales	$11,150	$10,326	$824	8%

Medical Segment—ENT Market

Sales to the ENT market include products for the domestic and international markets as follows:

ENT Market	FY 06	FY 05	Increase (Decrease)	Percent
Domestic	$2,734	$3,084	$(350)	(11)%
International	3,075	2,056	1,019	50%
Total ENT	$5,809	$5,140	$669	13%

We further delineate the products sold to the domestic market, as follows:

Products	FY 06	FY 05	Increase (Decrease)	Percent
Slide-On EndoSheaths	$1,199	$1,192	$7	1%
Endoscopes	1,535	1,892	(357)	(19)%
Total Domestic ENT	$2,734	$3,084	$(350)	(11)%

The primary reason for the decrease in sales of products to the domestic ENT market was the lower sales of TNE endoscopes to MENT, our exclusive distributor of ENT products in the United States and Canada. Usage of TNE endoscopes by ENT physicians allows them to perform procedures in their offices that currently are performed by GI physicians in hospitals. Educating this market on the advantages of these procedures has proven more difficult than we or MENT had anticipated. A TNE procedure allows patients to receive procedures in a physician’s office using only a topical anesthetic, as opposed to the more common Trans Oral Esophagoscopy procedure that requires a patient to be consciously sedated in a hospital. A patient who undergoes a TNE procedure can recover more quickly than one who is consciously sedated. In addition, physicians can receive higher reimbursement rates, and treat more patients in a given day, by performing these procedures in their offices, than by performing them in hospitals.

Sales of ENT endoscopes increased in FY 06, compared to FY 05, due primarily to the release of our new ENT-3000 portable endoscope with battery-powered LED light source. These new scopes increase the mobility of ENT physicians, allowing them to perform procedures remotely without having to utilize conventional cumbersome light sources.

During FY 06, unit sales of our ENT SOS to MENT increased approximately 4%, compared to FY 05. During FY 06, MENT sold their excess inventory, allowing us to increase our sales to them.  In addition, during FY 06, we experienced a significant percentage increase in the sales of ENT Sensory and TNE Diagnostic EndoSheaths. While the total number of units sold is small, we believe the increase in sales of these EndoSheaths proves need and growing acceptance in the market for these procedures to be performed in physician’s offices. The ENT Sensory EndoSheath is used with a conventional ENT endoscope to test for swallowing disorders, a condition common among the elderly populations and stroke victims. The TNE Diagnostic EndoSheath is used with our proprietary TNE Diagnostic endoscope to diagnose GERD and other disorders of the esophagus.

Total sales to MENT in FY 06 were $3.4 million, a decrease of approximately $0.2 million, or 4%, compared to $3.6 million in FY 05. Total sales to MENT include sales in the Other category, which includes accessories and repair services. Although MENT did not purchase the required number of ENT SOS to maintain their exclusivity under the Medtronic Agreement, we did not exercise our right to terminate their exclusivity, as we believed they represented the best alternative for us to distribute our current line of ENT products and drive product acceptance of new ENT products in the domestic market.

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

Unit sales of ENT SOS to the international market increased 44%, compared to unit sales in FY 05. The sales increase was due primarily to higher demand in the U.K. and France, and in the Benelux countries, where we changed distributors. In addition, we hired an International Sales Manager who contributed significantly to our efforts to open new markets. This effort bore fruit in the Middle East, where establishing agreements with new distributors resulted in approximately 16% of the increase in unit volume. Price was not a significant factor in the sales increase in FY 06, as our average selling price (“ASP”) for ENT SOS was flat, compared to FY 05.

Sales of ENT endoscopes in FY 06, increased 82%, compared to unit sales in FY 05. The ASP for ENT endoscopes was approximately 6% lower in FY 06 compared to FY 05. Approximately half of the increase was due to the release of our ENT-3000 endoscope with portable battery-powered LED light source. The remainder of the increase was due to a combination of higher sales of ENT-2000 endoscopes to our established network of international distributors and to new distributors and customers in Eastern Europe, the Middle East and South America. As of May 31, 2006, we have 17 independent distributors, covering Europe, the Far East, Australia and the Middle East. In addition, we have a number of other international customers to whom we sell products, but with whom we do not have formal distribution agreements.

Medical Segment—Urology Market

Sales to the urology market include sales of our flexible cystoscope and Slide-On Cystoscope EndoSheath System to MGU of $873, and to international distributors of $137, compared to $367 and $394, respectively, in FY 05. According to the MGU Agreement, we had expected to sell $1,611,500 in FY 06. However, MGU’s sales force was too small to properly educate and train urologists in the use and benefits of our system. As a result, MGU purchased fewer EndoSheaths than expected. Also during FY 06, MGU modified its strategy to place greater focus on therapies, and to narrow its overall uro-diagnostics product offering, which included our system. As a result, we and MGU terminated the MGU Agreement on May 1, 2006.

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

Medical Segment—Peripherals and Other

Sales of peripheral products in FY 06 increased to $549 compared to $372 in FY 05, due primarily to higher sales of our digital video add-on camera, and our line of light sources. The camera is a video solution for fiberscopes, allowing physicians to enhance their clinical setting by projecting an image of the patient on a monitor, printing the image and recording historical data. Our digital video add-on camera works with our proprietary endoscopes and with competitive endoscopes. Sales of other products also include sales to the GI and pulmonary markets. We have a small installed base of users of these products, but we are currently not promoting products in the GI and pulmonary markets. In addition, we believe that colonoscopies, a more thorough examination of a person’s colon, are more common than sigmoidoscopies in the GI market.

Industrial Segment

Sales in FY 06 of products in this segment decreased as demand for new borescopes declined from FY 05. The lower demand reflects the market’s desire for video scopes, as opposed to fiberoptic scopes.

Gross Profit

Gross profit was $2,636, a decrease of $307, compared to FY 05. The gross profit during FY 06 in the medical segment increased by $85 to $1,934 and the gross profit in the industrial segment decreased by $392 to $702.

Medical Segment

The gross profit of the medical segment increased by $85 to $1,934, and was 23% of sales, compared to 26% of sales in FY 05. The increase in the gross profit of the medical segment was primarily due to the higher unit volume of ENT EndoSheaths sold to the international market, offset partially by lower sales of TNE endoscopes, provision for inventory reserves and higher spending for freight costs, payroll and outside services. We added approximately $300 to our inventory reserves, primarily to recognize that the manufacturing costs of our cystoscope EndoSheaths are higher than the prices we are able to attain in the market.

During FY 04, we began the process of moving the manufacturing of our EndoSheaths to a sub-contractor in Israel, where we expected the unit costs of these products would decline by approximately 50%. The transfer of the manufacturing took longer than we had expected due to delays in the manufacturing of the equipment and difficulties inherent in the transfer of production techniques. We began receiving manufactured product from Israel at the end of our second fiscal quarter of FY 05. During the third and fourth fiscal quarters of FY 05, the Israeli sub-contractor manufactured EndoSheaths for the GI and ENT markets. We also continued to manufacture some EndoSheaths for the ENT, pulmonary and urology markets in our Natick, MA facility. During the first fiscal quarter of FY 06, it became apparent that by utilizing the sub-contractor, we were not able to exert sufficient control over the manufacturing processes to have the confidence level we believe necessary for our product quality. In addition, we realized that the costs savings we had planned on by manufacturing our EndoSheaths in Israel were not going to be what we had expected. Thus, we decided to move the production of our EndoSheaths back to our Natick, MA facility. In October 2005, we entered into a termination agreement with this sub-contractor and in May 2006, we brought back the equipment used in Israel to our Natick, MA facility.

Industrial Segment

Gross profit of the industrial segment decreased by $392 to $702 and was 25% of sales, compared to 35% of sales in FY 05. The lower gross profit in the industrial segment was due primarily to the lower volume of new product sold to customers and to unabsorbed overhead expenses. In addition, in FY 05 the industrial segment was able to use inventory totaling approximately $166 previously reserved for, in the production and repair of borescopes. That did not recur in FY 06.

Operating Expenses

Operating expenses increased by $1,361 in FY 06, compared to FY 05. Selling, general and administrative expenses (“SG&A”) increased by $555, and research and development (“R&D”) increased by $806. Operating expenses by segment were as follows:

Expense Category	FY 06	FY 05	Increase (Decrease)
S,G&A
Medical	$2,142	$1,924	$218
Industrial	869	801	68
Corporate	1,624	1,355	269
Total S,G&A	$4,635	$4,080	$555
R&D
Medical	$2,228	$1,381	$847
Corporate	—	41	(41)
Total R&D	$2,228	$1,422	$806

SG&A Expenses

In the medical segment, the increase in SG&A expenses was due primarily to higher spending on personnel of approximately $222 higher spending for travel & entertainment related to international sales of approximately $39 and higher spending for outside services of approximately $81 related primarily to our computer system. These increases were partially offset by lower spending for product promotion and other items of approximately $124.

In the industrial segment, the increase in SG&A costs was due primarily to an increase in the reserve for uncollectible accounts of approximately $73.

In the corporate segment, SG&A costs increased by approximately $269 due primarily to higher spending for personnel, including the cost of stock based compensation, of approximately $193 and higher spending for outside professional services of approximately $76, net.

Stock-based compensation was part of the change in SG&A expenses during FY 05 and FY 06. The increase in expense for stock-based compensation was due primarily to complying with Internal Revenue Code Section 409A. In June 2003, we granted options to purchase 1,295,000 shares of common stock to certain of our employees at an exercise price of $1.04 per share. The fair market value of the common stock on the date of grant was $1.09 per share. As a result, we recognized deferred compensation for the difference between the fair market value and the option exercise price. This expense was recorded as the options vested. In the fiscal year ended March 31, 2005, we recognized $13 of expense related to these options.

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

In order to comply with Section 409A, we and the subject employees agreed to amend the original option agreements, and issue new amended options. The new options are for shares that vested after December 31, 2004, and have a new option price of $1.09 per share, the fair market value of the underlying common stock on June 3, 2003, the original date of the options, bringing them into compliance with Section 409A. According to EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, these options have an accounting effect, due to the change in the measurement date. The fair market value of the common stock at December 30, 2005, the date of grant, was $2.08 per share. We accounted for this change in the year ended March 31, 2006 according to APB 25 by recognizing compensation expense of $312 which was equal to the difference between the fair market value per share and the option price for the calendar year 2005. Subsequent to March 31, 2006, we recognize stock-based compensation for unvested options under SFAS 123R.

R&D Expenses

R&D expenses increased in the medical segment by approximately $847, while declining by approximately $41 in the corporate segment. The higher spending in the medical segment was due primarily to spending of approximately $400 on the design of low cost methods to reduce the cost of manufacturing our EndoSheaths. In addition, we incurred higher spending for personnel and supplies for a variety of programs, including a new D-shaped endoscope design and the design of a new family of video endoscopes. In the corporate segment, we ceased our efforts in Israel for CMOS patent applications in FY 05, and did not incur any expenses for these applications in FY 06.

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

Liquidity and Capital Resources

In FY 07, the amount of cash used in our operations was approximately $3,351, compared to a usage of approximately $3,624 in FY 06. This decreased utilization was primarily due to an increase in accrued expenses, and a decrease in our receivables. We also incurred a decrease in inventory, primarily related to raw materials and finished goods for TNE-D, TNE-Bx, cystoscope and their companion EndoSheaths. We expect our working capital needs may increase in FY 08, especially for accounts receivable due to higher sales, and to inventory due to manufacturing a broader range of product offerings, and a desire to build safety stock for some key inventory components.

Cash provided by investing activities was approximately $26,164, primarily from the proceeds from the agreement with Medtronic for the sale of certain manufacturing assets and the granting of an exclusive, royalty-free worldwide license to certain of our intellectual property, for use in making and selling sheath products solely within the field of ENT. Under the terms of the agreement, Medtronic will pay Vision-Sciences up to $34 million, of which $27 million was paid at the closing in March 2007. Also part of the investing activity was spending for the purchase of equipment and equipment manufactured internally to support our production, and the purchase and installation of new computers. We expect we may spend approximately $1 million for new property, plant and equipment in FY 08, primarily for equipment related to automating the manufacture of current products, improving the production processes of current products, and for production equipment related to the manufacture of new products.

Cash generated from financing activities totaled approximately $4. The primary source of this cash was the exercise of stock options by employees and non-employees. There are approximately 3.7 million vested options to purchase Common Stock outstanding at March 31, 2007, split between employees (63%) and non-employees (37%). These options have a weighted average exercise price of $1.31 per share. It is possible that some of these options will be exercised in FY 08.

The primary composition of customers in the medical segment includes MENT and international distributors. We have good relations with these customers and expect our collection experience will remain approximately the same in FY 08 as in FY 07. Our day’s sales outstanding (“DSO”), a calculation of the number of calendar days that accounts receivable remain unpaid at March 31, 2007 for the medical segment was 25, a decrease of 21 days, from our DSO at March 31, 2006. This decrease was due primarily to faster payment cycle by MENT, and also reflects our focused collection effort with our international distributors, who normally pay in 30-60 days from date of invoice.

The composition of customers in the industrial segment includes large and small industrial companies, and aircraft maintenance companies. The DSO for that group of customers was 34 at March 31, 2007, compared to 51 at March 31, 2006. The decrease is a result of better collection efforts for a few customers who are relatively slower payers. We monitor our customer accounts formally on a monthly basis, and more often as necessary. During FY 07, the change in the composition of our accounts receivable and our overall reduced sales resulted in a reduction in the balance of accounts receivable, resulting in a decrease in the allowance for doubtful accounts of approximately $15 net. We will continue to monitor our receivables and will adjust the allowance for doubtful accounts accordingly.

At March 31, 2007, our principal sources of liquidity included $29.0 million in cash and cash equivalents, and working capital of approximately $29.8 million. In February 2007, we terminated our bank agreement. We plan to use leasing arrangements for future capital equipment, and we have negotiated payment terms with our foreign vendors, thereby reducing our cost and reducing the need for banker’s acceptances.

We have incurred operating losses since our inception, and we expect to incur losses in FY 08. We have funded the losses principally with the proceeds from public and private equity financings. The Company believes its cash and cash equivalents on-hand, together with the balance of the expected cash received from the sale of our ENT product line will be sufficient to fund the working capital, capital expenditures, future operating losses and possible acquisitions for at least the next twelve months.

From time to time the Company may attempt to raise capital with potential equity financings, although no such equity financings are currently anticipated. Should we seek additional financing, there can be no assurance that capital will be available on terms acceptable to us, if at all.

Contractual Obligations

The following chart summarizes our contractual obligations as of March 31, 2007.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Between 1-3 years	Between 3-5 years
Operating leases	$1,181	$438	$743	$0
Purchase commitments	1,090	1,090	0	0
Total	$2,271	$1,528	$743	$0

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. The Company has not yet determined the effect the adoption of SFAS 157 will have on its financial position and results of operations.

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

Interest and Market Risk

We currently invest our excess cash in a high grade investment instruments in line with our investment policy. We attempt to limit our exposure to interest rate and credit risk by placing our investments with high-quality financial institutions, and we have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. We have not used derivative financial instruments in our investment portfolio.

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

Foreign Currency Exchange

Because we purchase raw materials from foreign suppliers, and sell some of our products in foreign markets, we face exposure to adverse movements in the value of foreign currencies against the US Dollar. This exposure may change over time, and could have a materially adverse effect on our financial results. We may attempt to limit this exposure by purchasing forward contracts, as required. Most of our foreign exchange liabilities are settled within 90 days of receipt of materials. At March 31, 2007, our liabilities relating to foreign currencies were approximately $4.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                 Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15e) and 15d-15(e) as of March 31, 2007, the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item appears under the headings “Proposal 1: Election of Directors” “Proposal 1: Election of Directors—Board Structure, Committee of the Board and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which sections are incorporated herein by reference, and in Part I hereof under the caption “Executive Officers of the Company.”

The Company has adopted a Code of Ethics for directors, officers and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the controller, and other officers of the Company and its subsidiaries. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Company will also provide a copy of such Code of Ethics to any shareholder, without charge, upon written request made to the Company’s Secretary in writing to the following address: Vision-Sciences, Inc. Attn: Corporate Secretary, 40 Ramland Road South, Orangeburg, NY 10962.

Item 11.                 Executive Compensation

The information required by this Item appears under the headings “Proposal 1: Election of Directors—Compensation Committee Interlocks and Insider Participation” “Director Compensation” “—Compensation Discussion and Analysis” “Executive Compensation”, and “—Compensation Committee Report” in the 2007 Proxy Statement, which sections are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item appears under the heading “Stock Ownership of Certain Beneficial Owners and Managers” in the 2007 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item appears under the “headings “Proposal 1: Election of Directors” and “Proposal 1: Election of Directors—Certain Relationships and Related Transactions” in the 2007 Proxy Statement, which sections are incorporated herein by reference, and in Part II hereof under the caption “Market for Registrant’s Common Stock and Related Stockholder Matters.”

Item 14.                 Principal Accountant Fees and Services

The information required in this Item appears under the heading “Fees and Services” in the 2007 Proxy Statement which section is incorporated herein by reference.

Part IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           Index to Consolidated Financial Statements.

1.                Financial Statements. The following financial statements and schedules of Vision-Sciences, Inc. are included as Appendix A of this Report:

Report of Independent Public Registered Accounting Firm.

Consolidated Balance Sheets—March 31, 2006 and 2007.

Consolidated Statements of Operations—For the years ended March 31, 2005, 2006 and 2007.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss—For the years ended March 31, 2005, 2006 and 2007.

Consolidated Statements of Cash Flows—For the years ended March 31, 2005, 2006 and 2007.

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

VISION-SCIENCES, INC.
Date: June 28, 2007	By:	/s/ RON HADANI
Ron Hadani
President, Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Hadani and Yoav M. Cohen, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ RON HADANI	President and CEO (Principal Executive Officer),	June 28 2007
Ron Hadani	Director
/s/ YOAV M. COHEN	Chief Financial Officer (Principal Financial and	June 28, 2007
Yoav M. Cohen	Accounting Officer)
/s/ LEWIS C. PELL	Chairman of the Board of Directors	June 28, 2007
Lewis C. Pell
/s/ KATSUMI ONEDA	Director	June 28, 2007
Katsumi Oneda
/s/ DAVID W. ANDERSON	Director	June 28, 2007
David W. Anderson
/s/ KENNETH ANSTEY	Director	June 28, 2007
Kenneth Anstey
/s/ WARREN L. BIELKE	Director	June 28, 2007
Warren L. Bielke
/s/ JOHN J. WALLACE	Director	June 28, 2007
John J. Wallace

APPENDIX A

Vision-Sciences, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

as of March 31, 2006 and 2007
And for each of the Three Years in the Period Ended
March 31, 2007

Together with Report of Independent Public
Registered Accounting Firm

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders

Vision-Sciences, Inc.
Orangeburg, New York

We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries as of March 31, 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2006 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4(c) to the consolidated financial statements, in 2007 Vision-Sciences, Inc. and subsidiaries changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”.

/s/ BDO Seidman, LLP

Valhalla, New York

June 28, 2007

Vision-Sciences, Inc. and Subsidiaries

Consolidated Balance Sheets—March 31, 2006 and 2007

	2006	2007
Assets
Current Assets:
Cash and cash equivalents	$6,138,148	$28,955,497
Accounts receivable, net of allowance for doubtful accounts of $145,400 and $129,600 in 2006 and 2007, respectively	1,767,913	1,230,285
Inventories, net	2,384,993	2,102,757
Prepaid expenses and other current assets	59,532	111,282
Total current assets	10,350,586	32,399,821
Property and Equipment, at cost:
Machinery and equipment	4,747,964	3,713,074
Furniture and fixtures	250,865	307,961
Leasehold improvements	582,631	591,196
	5,581,460	4,612,231
Less—Accumulated depreciation and amortization	4,489,529	4,071,537
Total property and equipment, net	1,091,931	540,694
Other Assets, net of accumulated amortization of $60,100 and $81,700 in 2006 and 2007, respectively	68,505	62,393
Total Assets	$11,511,022	$33,002,908
Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of note payable	$26,431	$3,785
Accounts payable	953,934	591,166
Accrued expenses	1,028,146	1,443,434
Income taxes payable	—	549,000
Total current liabilities	2,008,511	2,587,385
Long-term Portion of Note Payable	4,193	—
Total Liabilities	2,012,704	2,587,385
Commitments and Contingencies (Note 5)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—35,148,427 shares and 35,243,931 shares at March 31, 2006 and 2007, respectively	351,483	352,438
Additional paid-in capital	75,678,615	76,483,273
Accumulated deficit	(66,531,780)	(46,420,188)
Total stockholders’ equity	9,498,318	30,415,523
Total liabilities and stockholders’ equity	$11,511,022	$33,002,908

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Fiscal Years Ended March 31, 2005, 2006 and 2007

	2005	2006	2007
Net Sales	$10,325,973	$11,150,371	$9,486,712
Cost of Sales	7,382,431	8,514,218	7,534,721
Gross Profit	2,943,542	2,636,153	1,951,991
Selling, General and Administrative Expense	4,079,930	4,635,078	5,183,717
Research and Development Expense	1,421,577	2,227,759	2,371,630
Loss from Operations	(2,557,965)	(4,226,684)	(5,603,356)
Interest Income	46,316	196,785	151,347
Interest Expense	(4,971)	(3,159)	(1,415)
Other Income (Expense), net	11,317	(2,530)	(11,839)
Gain On Sale of Product Line, net of direct costs	—	—	26,096,855
(Loss) Income Before Provision for Income Taxes	(2,505,303)	(4,035,588)	20,631,592
Provision For Income Taxes	—	—	520,000
Net (Loss) Income	$(2,505,303)	$(4,035,588)	$20,111,592
Net (Loss) Income per Common Share—Basic	$(.08)	$(.11)	$.57
Net (Loss) Income per Common Share—Diluted	$(.08)	$(.11)	$.56
Shares Used in Computing Net (Loss) Income per Common Share:
Basic	31,447,332	35,102,798	35,166,760
Diluted	31,447,332	35,102,798	35,772,764

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the Fiscal Years Ended March 31, 2005, 2006 and 2007

	Common Stock		Additional		Total
	Number of Shares	$.01 Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2004	30,687,963	$306,879	$64,649,956	$(59,990,889)	$4,965,946
Sale of common stock, net	3,672,315	36,723	9,407,760	—	9,444,483
Exercise of incentive stock options	456,449	4,564	522,746	—	527,310
Exercise of non-qualified stock options	182,150	1,822	224,507	—	226,329
Compensation expense related to employee non-qualified stock options	—	—	13,187	—	13,187
Compensation expense related to non- qualified stock option exercises	—	—	169,392	—	169,392
Net loss	—	—	—	(2,505,303)	(2,505,303)
Balance, March 31, 2005	34,998,877	349,988	74,987,548	(62,496,192)	12,841,344
Receipt of subscription receivable for shares sold February 2005, net	—	—	55,869	—	55,869
Exercise of incentive stock options	137,900	1,379	125,257	—	126,636
Exercise of non-qualified stock options	11,650	116	12,125	—	12,241
Compensation expense related to employee non-qualified stock options	—	—	312,266	—	312,266
Compensation expense related to non-employee non-qualified stock options	—	—	185,550	—	185,550
Net loss	—	—	—	(4,035,588)	(4,035,588)
Balance, March 31, 2006	35,148,427	351,483	75,678,615	(66,531,780)	9,498,318
Exercise of stock options, net	95,504	955	91,472	—	92,427
Compensation expense related to employee stock options	—	—	713,186	—	713,186
Net income	—	—	—	20,111,592	20,111,592
Balance, March 31, 2007	35,243,931	$352,438	$76,483,273	$(46,420,188)	$30,415,523

The accompanying notes are an integral part of these consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Fiscal Years Ended March 31, 2005, 2006 and 2007

	2005	2006	2007
Cash Flows from Operating Activities:
Net income (loss)	$(2,505,303)	$(4,035,588)	$20,111,592
Adjustments to reconcile net income (loss) to net cash used in operating activities—
Depreciation and amortization	318,205	455,780	490,263
Gain On Sale of Product Line	—	—	(26,096,855)
Stock-based compensation from non-qualified options	182,579	497,816	713,186
Changes in assets and liabilities—
Accounts receivable	20,973	(105,427)	537,628
Inventories	(524,108)	(508,169)	282,236
Prepaid expenses and other current assets	218	2,432	(51,750)
Accounts payable	(44,590)	254,990	(301,412)
Accrued expenses	242,822	(185,431)	415,288
Income Taxes Payable	—	—	549,000
Net cash used in operating activities	(2,309,204)	(3,623,597)	(3,350,824)
Cash Flows from Investing Activities:
Purchase of property and equipment	(666,466)	(338,227)	(627,451)
Net proceeds from sale of product line	—	—	26,791,572
(Increase) decrease in other assets	(14,452)	—	—
Net cash (used in)provided by investing activities	(680,918)	(338,227)	26,164,121
Cash Flows from Financing Activities:
Proceeds from (payments of) bankers acceptances	(51,766)	61,536	(61,536)
Payments of note payable	(2,589)	(24,896)	(26,839)
Proceeds from the sale of common stock, net	9,444,483	55,869	—
Proceeds from exercise of stock options, net	753,639	138,877	92,427
Net cash provided by financing activities	10,143,767	231,386	4,052
Net Increase (Decrease) in Cash and Cash Equivalents	7,153,645	(3,730,438)	22,817,349
Cash and Cash Equivalents, beginning of year	2,714,941	9,868,586	6,138,148
Cash and Cash Equivalents, end of year	$9,868,586	$6,138,148	$28,955,497
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Manufacturing equipment acquired in exchange for advance	$267,500	$—	$—
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$4,971	$3,159	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

All Financial Amounts, Except Share and Per Share Data, are presented in ($000’s)

(1)                               Operations and Significant Accounting Policies

The consolidated financial statements include the accounts of Vision-Sciences, Inc. (the “Company”), a Delaware corporation, and its wholly-owned subsidiaries. The Company’s subsidiaries are as follows: Machida Incorporated, a Delaware corporation; and Vision Sciences Ltd., an Israeli corporation. Vision Sciences Ltd. has been inactive since the fiscal year ended March 31, 2002. The principal markets we serve are in the United States and Europe, representing approximately 61% and 30% of total sales in 2007, respectively.

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

The Company expects to derive a substantial portion of its future revenues from its various endoscope and EndoSheath Systems. The Company has invested substantial funds developing these products. The Company has incurred losses for the fiscal years ended March 31, 2005 and 2006, our net income in FY 07 resulted from the sale of a product line and we expect to incur a loss for the fiscal year ending March 31, 2008. The Company may require more financing to fund operations in the future. The Company is also subject to risks, including, but not limited to, the successful marketing of its products, United States Food and Drug Administration (“FDA”) clearance and regulation, and dependence on key personnel.

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

(a) Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. For the years ended March 31, 2005 and 2006 the diluted net loss per common share is the same as basic net loss per common share as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be antidilutive. The diluted net income per share for 2007 is calculated by dividing the net income by the weighted average number of shares and

(1)                               Operations and Significant Accounting Policies (Continued)

(b) Basic and Diluted Net Income (Loss) per Common Share (Continued)

adding 606,004 of common stock equivalents. The Company has excluded from the FY 07 diluted calculation 5,214,400 options that are antidilutive.

(c) Depreciation and Amortization

The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	3-5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the shorter of their estimated useful live or the lease live.

(d) Revenue Recognition

The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company recognizes revenue when title passes to the customer, generally upon shipment of products. The Company’s medical segment has distributed all of its products for the ENT market in the U.S.A. and Canada through Medtronic ENT as part of the Medtronic Agreement.

From December 2004 to May 2006, the Company’s medical segment distributed all of its products for the urology market in the U.S.A. and Canada through Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”) as part of a separate exclusive agreement (the “MGU Agreement”). The MGU Agreement continued in full force and effect until March 31, 2006, renewable thereafter annually, unless terminated by either party. In May 2006, the Company and MGU terminated the MGU Agreement. Subsequent to May 1, 2006, the Company is distributing its products for the urology market through a network of independent sales representatives.

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

(1)                               Operations and Significant Accounting Policies (Continued)

(e) Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The components of inventories are as follows:

	March 31,
	2006	2007
Raw materials	$1,601	$1,447
Work-in-process	144	273
Finished goods	640	383
	$2,385	$2,103

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources. With the exception of a supply agreement with a key supplier, the Company does not have long-term agreements with suppliers. The agreement with this key supplier was automatically renewed for an additional two-year period in March 2007. The Company purchased approximately $1,828 and $1,069 of products under the supply agreement with this key supplier in the FY 2006 and FY 2007, respectively. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(f) Other Assets

Other assets consist of deposits and $62 of patent costs. Patent costs are amortized on a straight-line basis over approximately 15 years.

(g) Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that the carrying value of these assets is fully realizable at March 31, 2007.

(h) Income Taxes

The Company accounts for income taxes under the liability method and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.

(i) Foreign Currency Transactions

The Company charges foreign currency exchange gains or losses in connection with its purchases of products from foreign vendors to operations. For each of the three years in the period ended March 31, 2007, these amounts were not material.

(j) Cash and Cash Equivalents

The Company classifies investments with original maturities of ninety days or less, consisting of commercial paper and a money market account at a bank, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

(k) Research and Development Expenses

Research and development expenses are charged to operations as incurred.

(1)                               Operations and Significant Accounting Policies (Continued)

(l) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. The Company places its cash in federally insured institutions and invests in highly-rated investment vehicles. Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom the Company makes substantial sales (see Note 7). To reduce risk, the Company routinely assesses the financial strength of its customers and, when appropriate, obtains letters of credit or advance payments for its international sales; as a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company had two customers who individually accounted for 28% and 14% of the total accounts receivable balance as of March 31, 2007. The Company had one customer who individually accounted for 34% of the total accounts receivable balance at March 31, 2006. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area. In the year ended March 31, 2007 the Company had two customers who accounted for 50% and 14%, respectively, of net sales. In the year ended March 31, 2006 the Company had two customers who accounted for 41% and 12%, respectively, of net sales. In the year ended March 31, 2005 one customer accounted for 35% of total sales.

(m) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, acceptances payable and notes payable. The estimated fair value of these financial instruments approximates their carrying value at March 31, 2006 and 2007. The estimated fair values have been determined through information obtained from market sources and management estimates.

(n) Accounting for Option Grants to Non-employees

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

(1)                               Operations and Significant Accounting Policies (Continued)

(o) Employee Stock-Based Compensation Arrangements

Effective April 1, 2006 the Company began accounting for compensation expense related to stock options granted to employees and directors in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”). Prior to April 1, 2006, the Company accounted for stock options according to Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees.

The Company has adopted the modified prospective transition method and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) amortization related to the remaining unvested portion of all stock options outstanding at March 31, 2006, based on the fair value determined on the grant date, and (ii) amortization related to all stock option awards granted subsequent to March 31, 2006, based upon the fair value estimated. The compensation expense for stock-based compensation awards is recognized over the vesting period of the options, and includes an estimate for forfeitures. The Company recorded expenses of $713 ($0.02 per diluted share) in 2007 upon adopting SFAS 123R.

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

Had compensation expense for all stock option grants to employees prior to April 2006  been determined under the fair value method at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated as follows:

	2005	2006
Net (loss)—as reported	$(2,505,303)	$(4,035,588)
Stock-based employee compensation—as reported	13,187	312,266
Pro forma stock-based employee compensation	(417,899)	(1,013,914)
Net loss—pro forma	$(2,910,015)	$(4,737,236)
Net loss per share—as reported	$(.08)	$(.11)
Stock-based employee compensation—as reported	—	—
Pro-forma stock-based employee compensation	(.01)	(.03)
Net loss per share—pro forma	$(.09)	$(.13)

The Company has computed the pro-forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used during each of the two years ended March 31, 2006 were as follows:

	March 31,
	2005	2006
Risk-free interest rate	1.36%-3.07%	3.33%-4.64%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	73%-80%	64%-72%
Weighted average value of grants per share	$3.20	$1.39
Weighted average remaining contractual life of options outstanding, in years	9.40	8.97

(1)                               Operations and Significant Accounting Policies (Continued)

(p) Recently Issued Accounting Standards

In the year ended March 31, 2005 and March 31, 2006, the Company recorded in selling, general and administration expenses stock compensation expense of $183 and $498, respectively

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes  in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial position and results of operations.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after

(1)                               Operations and Significant Accounting Policies (Continued)

(p) Recently Issued Accounting Standards (Continued)

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

(q) Reclassifications

For presentation purposes, the Company has reclassified certain items from its prior year financial statements.

(2)                               Financing Arrangement

In February 2007, we terminated our bank agreement. We plan to use leasing arrangements for future capital equipment, and we have negotiated new payment terms with our foreign vendors; thereby reducing our cost and eliminating the need for banker’s acceptances.

Prior to the Company’s February 2007 decision to terminate its bank arrangements, in October 2005, the Company entered a financing arrangement with a bank. The arrangement included a revolving line of credit (the “Revolver”) and an equipment line of credit (the “Equipment Line”). Under the Revolver, the Company could have borrowed up to $250 for working capital purposes, including letters of credit and bankers’ acceptances. Under the Equipment Line, the Company could have requested advances totaling up to $750 for the purchase of machinery and equipment. The Revolver and the Equipment Line which were originally scheduled to expire on July 31, 2006, were renewed through July 31, 2007, but were terminated by the company during February 2007.

At March 31, 2006 and March 31 2007, the Company had bankers’ acceptances payable of approximately $62 and $0 respectively, and had in 2006 $34 and in 2007 $0 reserved under the arrangement to cover a domestic letter of credit in favor of a landlord.

(3)                               Income Taxes

The Company accounts for income taxes under the liability method and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.

(3)          Income Taxes (Continued)

The Provision for Income Taxes consists of the following:

	2005	2006	2007
Current:
Federal	—	—	$340
State	—	—	$180
	—	—	$520
Deferred:
Domestic	—	—	$(340)
Valuation Allowance	—	—	$340
Provision for Income Taxes	—	—	$520

The Difference Between the Provision For Income Taxes and Statutory Rate is as follows:

	2005	2006	2007
U.S. Statutory Rate	(34)%	(34)%	34%
State Taxes, Net of Federal Tax Benefit	—	—	1%
Change in valuation allowance	34%	34%	(32)%
Effective Tax Tate	—	—	3%

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

	March 31,
	2006	2007
Net operating loss carry-forwards	$21,206	$12,713
Nondeductible reserves	757	441
Tax credit carry-forwards	427	678
Stock based compensation	1,339	1,625
Other Temporary Differences	497	364
	24,226	15,821
Less—Valuation allowance	(24,226)	(15,821)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance equal to its net deferred tax asset due to its assessment that it would be more likely than not that realization of  the benefit of this asset will not occur. The uncertainty is due to current and projected net losses. During FY 07, the valuation allowance decreased by $8,366 primarily due to the utilization of net operating losses in the current fiscal year.

On March 31, 2007, the Company had operating loss carry-forwards available to offset future federal taxable income of approximately $31,570. These operating loss carry-forwards expire at various dates through, commencing in 2010. On March 31, 2007, the Company had tax credit carry-forwards available to offset future federal taxable income of approximately $678. The federal alternative minimum tax credit of $340 does not expire, and the balance of our tax credits may expire beginning in 2008 through 2013. The Internal Revenue Code limits the amount of net operating loss carry-forwards that companies may use in any one year in the event of certain cumulative changes in ownership over a three-year period. The Company has not assessed the applicability or impact of the ownership change rules on its carry-forwards, however, it believes such effect, if any, would be immaterial.

(4)                               Stockholders’ Equity

(a) Sale of Stock

On February 14, 2005, the Company sold, in a private equity placement, an aggregate of 3,703,702 shares of common stock at a price of $2.70 per share, resulting in gross proceeds of approximately $10 million. The per share price represented 91% of the closing price of the Company’s common stock on the NASDAQ Small Cap Market at February 14, 2005. Two financial investors, who are independent of the Company, acquired approximately $8 million of the common stock sold, and two stockholders, who are also directors and at that time, were employees of the Company, (the “Insiders”) acquired the remainder. In addition, as part of the transaction, the Company issued warrants to purchase an additional 1,103,704 shares of common stock to the investors and to the placement agent. The warrants are exercisable immediately over a period of five years at a price of $3.75 per share. The agreement does not require the Company to file any registration statement covering the resale of any of the common stock or warrants acquired by the investors in the transaction. However, the agreement does provide the investors with piggyback registration rights when and if the Company does file a registration statement.

On March 30, 2005, in response to the NASDAQ Stock Market informing the Company that it was in violation of certain NASDAQ Marketplace Rules regarding the sale of common stock to officers and directors at less than the closing bid price of the common stock, the Company and the two Insiders executed separate agreements to remediate the violation. One of the Insiders executed a contribution agreement providing for the payment of an additional amount in respect of the common stock purchased from the Company on February 14, 2005, thus bringing the price paid by him to $2.95 per share, the closing bid price of the common stock on February 14, 2005. The other Insider executed a rescission agreement, agreeing to rescind 31,387 shares of common stock purchased by him on February 14, 2005, thus increasing the cash price paid by him for the remaining shares to $2.95 per share. The Company recorded the contribution received on April 7, 2005 as a subscription receivable and additional-paid-in-capital as of March 31, 2005. The Company recorded the rescission as a change in outstanding shares as of March 31, 2005. The discount was dictated by the level of interest of investors in the future prospects of the Company, and to the market for private placements generally. The transaction was determined to be at fair market value by the Company’s Board of Directors, and was approved in a unanimous written consent. The approval of the Board of Directors was made after their review of numerous factors, including the level of investor interest, the number of shares sold compared to the average trading volume of the Company’s stock on the NASDAQ Small Cap Market, and whether registration of the stock was a requirement of the investors.

(b) Stock Option Plan

The Company had initial stock option plan (the “1990 Plan”) allowed it to grant key employees and consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. The Board of Directors had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan.

This Plan expired in 2001 and was replaced with the 2000 Stock Incentive Plan, (the “2000 Plan”). The terms of the 2000 Plan are substantially the same as the 1990 Plan. The Board of Directors and shareholders have authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock under the 2000 Plan. The Company grants options to both employees and non-employee consultants with vesting periods ranging from immediate to four years. For options granted in the current year, we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our options is ten years. The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal

(4)          Stockholders’ Equity (Continued)

(b) Stock Option Plan (Continued)

to the expected option term. We used historical data to estimate the expected price volatility and forfeiture rate. The expected dividend yield is 0%, based on our history of not paying dividends.

The Company recorded $713 of stock-based compensation expense in the statement of operations for the year ended March 31, 2007, in the following expense categories:

Year Ended
March 31, 2007
Cost of Goods Sold	$60
Selling General & Administrative	590
Research & Development	63
Total	$713

On March 31, 2007, the total unamortized stock-based compensation is approximately $839. The Company will expense over the period ending March 31, 2011. The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, due to its Net Operating Loss Carry-forwards and its policy of recording valuation allowances equal to all deferred tax assets.

A summary of the 2000 and 1990 Plans activity for employees is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2004	3,215,750	$.79–$1.82	$1.11
Granted	325,500	2.57–4.30	3.20
Exercised	(491,099)	.79–1.50	1.16
Canceled	(77,500)	.89–4.00	2.52
Outstanding March 31, 2005	2,972,651	.79–4.30	1.29
Granted	1,121,500	1.09–2.83	1.39
Exercised	(149,550)	.89–1.50	1.11
Canceled	(907,250)	.89–3.59	1.16
Outstanding March 31, 2006	3,037,351	.79–4.30	1.38
Granted	750,000	1.32–1.67	1.39
Exercised	(95,504)	.89–1.19	.97
Canceled	(433,147)	.89–2.57	2.10
Outstanding March 31, 2007	3,258,700	$.79–$4.30	$1.23
Exercisable, March 31, 2005	1,618,401	$.79–$1.82	$1.14
Exercisable, March 31, 2006	1,946,351	$.79–$4.30	$1.19
Exercisable, March 31, 2007	2,347,075	$.79–$4.30	$1.23

(4)          Stockholders’ Equity (Continued)

(b) Stock Option Plan (Continued)

In the year ended March 31, 2007, the Company granted options to purchase 750,000 shares of the Company’s common stock to employees. The fair value of these options measured at the option grant dates was approximately $693, determined using the Black-Scholes option-pricing model, and is being recorded as an expense over the four year vesting period. The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

Year Ended March 31, 2007
Risk-free interest rate	4.51%-4.96%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	67%-69%
Weighted average value grant per share	$1.39

A summary of the 2000 and 1990 Plans activity for non-employees is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2004	1,384,914	$.94–$5.50	$1.68
Granted	150,000	3.69–4.05	3.81
Exercised	(147,500)	.94–3.00	1.24
Canceled	(25,517)	5.44–5.50	5.49
Outstanding March 31, 2005	1,361,897	1.05–5.44	1.90
Granted
Exercised
Canceled	(31,897)	1.88–5.44	3.28
Outstanding March 31, 2006	1,330,000	1.05–4.05	1.86
Granted	100,000	1.60	1.60
Exercised	—	—	—
Canceled	(60,000)	1.25–3.00	1.54
Outstanding March 31, 2007	1,370,000	$1.05–$4.05	$1.86
Exercisable, March 31, 2005	1,186,897	$1.05–$5.44	$1.65
Exercisable, March 31, 2006	1,255,000	$1.05–$4.05	$1.75
Exercisable, March 31, 2007	1,270,000	$1.05–$4.05	$1.46

During the fiscal year ended March 31, 2007, the Company granted options to purchase 100,000 shares to a non-employee. The fair value measured at the option grant dates was approximately $107,000, determined using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

March 31, 2007
Risk-free interest rate	4.91%
Expected dividend yield	—
Expected lives	6.25 years
Expected volatility	69%
Weighted average value of grants per share	$1.60

(4)          Stockholders’ Equity (Continued)

(b) Stock Option Plan (Continued)

Under the 1990 Plan and the 2000 Plan, there remain 1,515,750 and 2,851,601 shares of common stock, respectively, issued but not yet exercised.

On August 16, 1993, the Company adopted the 1993 Director Option Plan (the “1993 Plan”) under which it may grant up to 200,000 non-statutory stock options to non-employee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. As of March 31, 2005, there were no shares available for future grant under the 1993 Plan.

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

A summary of the 1993 and 2003 Plan’s activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2004	80,000	$.97–$1.50	$1.19
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding March 31, 2005	80,000	$.97–$1.50	$1.19
Granted	12,000	1.92–2.10	2.03
Exercised	—	—	—
Canceled	(20,000)	.97	.97
Outstanding March 31, 2006	72,000	1.00–2.10	1.39
Granted	16,000	1.49	1.49
Exercised	—	—	—
Canceled	—	—	—
Outstanding March 31, 2007	88,000	$1.00–$2.10	$1.41
Exercisable March 31, 2004	56,000	$.97–$1.50	$1.24
Exercisable March 31, 2005	68,000	$.97–$1.50	$1.21
Exercisable March 31, 2006	72,000	$1.00–$2.10	$1.39
Exercisable March 31, 2007	88,000	$1.00–$2.10	$1.41

(4)          Stockholders’ Equity (Continued)

In August 2006, the Company granted options to purchase 16,000 shares of the Company’s common stock to outside members of the board of directors in accordance with the terms of the 2003 Plan. The fair value of these options measured at the option grant date was approximately $15 determined using the Black-Scholes option-pricing model, and was recorded as an expense in the three months ended September 30, 2006, as the options were 100% vested upon grant. The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

Risk-free interest rate	4.91%
Expected dividend yield	—
Expected life	5.50 years
Expected volatility	69%
Weighted average value grant per share	$1.49

(5)                               Commitments

The Company rents its facilities in Natick, MA and Orangeburg, NY from non-related parties under various agreements due to expire on January 31, 2008 and August 31, 2010, respectively. The Company also leases some office equipment under leases that expire in 2010. Rental expense charged to operations under leases was approximately $392, $415 and $480 for the years ended March 31, 2005, 2006 and 2007, respectively. Approximate future minimum lease commitments under all operating leases are as follows:

Year Ending March 31,	Commitment
2008	$438
2009	339
2010	295
2011	109
$1,181

(6)                               401(K) Plan

The Company has a 401(k) plan (the “Plan”) whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, make a matching contribution up to a certain percentage of each employee’s contribution. During the years ended March 31, 2005, 2006 and 2007, the Company recorded matching contributions of approximately $42, $51 and $54, respectively, relating to the Plan.

(7)                               Segment Information

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

Fiscal Year Ended March 31,	Medical	Industrial	Corporate	Adjustments	Total
2005
Sales to external customers	$7,237	$3,089	$—	$—	$10,326
Inter-segment sales	—	2,737	—	(2,737)	—
Operating (loss) income	(1,626)	293	(1,225)	—	(2,558)
Interest income (expense), net	—	—	41	—	41
Depreciation and amortization	261	51	6	—	318
Other significant non-cash items:
Stock-based compensation	170	—	12	—	182
Total assets	3,380	1,655	9,955	(242)	14,748
Expenditures for fixed assets	630	36	—	—	666
2006
Sales to external customers	$8,336	$2,814	$—	$—	$11,150
Inter-segment sales	—	3,015	—	(3,015)	—
Operating (loss)	(2,640)	(167)	(1,420)	—	(4,227)
Interest income (expense), net	—	—	194	—	194
Depreciation and amortization	422	34	—	—	456
Other significant non-cash items:
Stock-based compensation	204	—	294	—	498
Total assets	3,716	1,993	6,224	(422)	11,511
Expenditures for fixed assets	289	49	—	—	338
2007
Sales to external customers	$6,776	$2,711	$—	$—	$9,487
Inter-segment sales	—	2,087	—	(2,087)	—
Operating (loss)	(2,993)	(735)	(1,875)	—	(5,603)
Interest income (expense), net	—	—	150	—	150
Depreciation and amortization	459	31	—	—	490
Other significant non-cash items:
Stock-based compensation	252	—	461	—	713
Total assets	3,301	1,745	29,042	(1,085)	33,003
Expenditures for fixed assets	(552)	(75)	—	—	(627)

(7)          Segment Information (Continued)

The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers

	Fiscal Years Ended March 31,
Geographic Region	2005	2006	2007
Asia, Australia, India	$718	$507	$381
Canada	96	184	317
Europe	2,139	2,995	2,860
Middle East and Africa	257	237	90
Central & South America	160	198	85
United States	6,956	7,029	5,754
Total	$10,326	$11,150	$9,487

(8)                               Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2006	2007
Accrued payroll and related expenses	$632	$678
Accrued other	396	765
	$1,028	$1,443

Included in accrued payroll and related expenses is approximately $319 and $214 at March 31, 2006 and 2007, respectively, owed to an employee/director of the Company, whose salary was accrued but not paid to him from October 1995 through December 2001. The employee/director resumed receiving his salary in cash in January 2002.

(9)                               Valuation and Qualifying Accounts

Description (rounded)	Balance, Beginning of Year	Charged to Costs and Expenses	Write-Offs / Utilization	Balance, End of Year
Deducted from Assets Accounts:
Allowance for doubtful accounts—
Year ended March 31, 2005	$53	$22	$5	$70
Year ended March 31, 2006	70	109	34	145
Year ended March 31, 2007	145	13	28	130
Inventory reserves—
Year ended March 31, 2005	$932	$116	$197	$851
Year ended March 31, 2006	851	294	28	1,117
Year ended March 31, 2007	1,117	71	363	825
Deferred tax asset reserves—
Year ended March 31, 2005	$21,666	$938	$—	$22,604
Year ended March 31, 2006	22,604	1,622	—	24,226
Year ended March 31, 2007	24,226	—	8,405	15,821

(10)                        Related Party Transactions

In the fiscal year ended March 31, 2007, the Company purchased approximately $1,069 of flexible endoscope components from a key supplier pursuant to a 1992 supply agreement. This key supplier, Pentax Corporation, is the record and beneficial holder of 5.7% of the Company’s outstanding Common Stock.

(11)                        Summary of Quarterly Operational Data (Unaudited)

The following table contains certain selected quarterly financial data for the fiscal years ended March 31, 2006 and 2007.

	Quarterly Operating Results
	Q1 2006	Q2 2006	Q3 2006	Q4 2006
Statement of Operations Data:
Net sales	$2,533	$2,301	$3,330	$2,986
Gross profit	610	494	885	647
Loss from operations	(882)	(1,118)	(1,057)	(1,170)
Net loss	(831)	(1,079)	(1,002)	(1,124)
Net loss per share	(.02)	(.03)	(.03)	(.03)
	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Net sales	$2,007	$2,291	$2,216	$2,973
Gross profit	488	397	294	773
Loss from operations	(1,204)	(1,386)	(1,430)	(1,583)
Gain on sale of product line	—	—	—	26,097
Net income/(loss)	(1,160)	(1,347)	(1,405)	24,024
Net income/(loss) per share - diluted	(0.03)	(0.04)	(0.04)	0.67

Gross profit in Q4 07 includes income resulting from the reversal of accounts payable of approximately $189.

(12)                        Sale of Product Line

In March 2007, we completed the sale to Medtronic Xomed, Inc. (“Medtronic”), a wholly-owned subsidiary of Medtronic, Inc. of certain assets with respect to our ENT sheath business. The closing took place after the transaction was approved by a majority vote of Vision-Sciences’ shareholders during a special shareholders meeting convened on March 20, 2007. As part of the transactions, Vision-Sciences granted Medtronic an exclusive, royalty-free worldwide license to certain Vision-Sciences intellectual property, for use in making and selling sheath products solely within the field of ENT (otorhinolaryngology). Sales of our EndoSheaths within the field of ENT were $3.7 million or 39% of total sales in FY 07 and $3.3 million or 30% of total sales in FY 06. The Gross Profit for the ENT EndoSheaths products was approximately $1,508 in FY 07 and $1,103 in FY 06, constituting approximately 75% and 42% of the Company’s total gross profit, respectively. These sales will not be made after transition milestones have been met, which we anticipate will occur in the second half of FY 08. Under the terms of the agreement, Medtronic will pay us up to $34 million, of which $27 million was paid at the closing. Up to an additional $4 million will be paid upon the achievement of certain post-closing milestones related to the transition of manufacturing capability to Medtronic, and an additional $3 million will be payable 15 months after closing, assuming Vision-Sciences has complied with its obligations under the agreement, and that Medtronic has not made any indemnification claims based on the Company’s representations and warranties under the agreements. The Company will record the revenue on these future payments when the obligations (which are not significant) have been satisfied and the cash has been received from Medtronic. As part of this transaction, Vision-Sciences is transferring its existing ENT production lines for

(12)        Sale of Product Line (Continued)

the EndoSheath ENT products from its Natick, MA facility to the Medtronic facility in Jacksonville, FL. The Company recognized a net gain of $26.1 million on this transaction in FY 07.

(13)                        Subsequent Event

In April 2007, we acquired a strategic interest in Minos Medical, Inc. (“Minos’’). Minos is a privately held California based development stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopy Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate incision-less surgical procedures. We invested $1 million in cash in the common stock of Minos in exchange for 30% of their issued and outstanding capital stock. We have also agreed to expend $165 in development costs in collaboration with Minos to exploit a specific common surgical procedure.

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit		Description of Exhibit
3.1.	(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2.	(2)	By-laws, as amended to date
*10.1.	(3)	1990 Stock Option Plan, as amended
*10.2.	(3)	1993 Director Option Plan
*10.3.	(4)	2000 Stock Incentive Plan
*10.4.	(2)	Vision-Sciences, Inc. 401(k) Plan, as amended
*10.5.	(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
*10.6		Letter Agreement between the Company and Ron Hadani dated January 24, 2003
*10.7.	(5)	Letter Agreement between the Company and James A. Tracy dated July 18, 1997
*10.8.	(10)	Letter Agreement between the Company and Thomas M. Olmstead dated October 1, 2001
10.9.	(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10.	(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11.	(11)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
**10.12.	(6)	Investment Agreement dated as of August 6, 1998 among Vision-Sciences, Inc., 3DV Systems Ltd. and RDC Rafael Development Corporation Ltd.
10.13.	(2)	Non-Exclusive License Agreement among Opielab, Inc., O.S. Limited Partnership and Pentax Corporation (formerly Asahi Optical Co., Ltd.) dated September 28, 1988
10.14.	(7)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15.	(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16.	(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17.	(9)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.18.	(6)	License and Manufacturing Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and 3DV Systems Ltd.
**10.19.	(6)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.20.	(9)	Lease between Paul D. McKeon, Trustee of 14 Burr Street Realty Trust and Vision-Sciences, Inc. dated April 23, 1993
10.21.	(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000
**10.22.	(6)	Memorandum of Understanding dated August 6, 1998 between Vision-Sciences, Inc. and Imagineering, Ltd.
10.22.	(10)	Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 24, 1995
10.23.	(10)	Extension to Business Loan Agreement and Commercial Pledge and Security Agreement among Vision-Sciences, Inc., Machida, Inc. and The First National Bank of Boston dated January 7, 2002
10.24.	(10)	Loan Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002
10.25.	(10)	Pledge Agreement between Vision-Sciences, Inc. and Citizens Bank of Massachusetts dated April 30, 2002

10.26	(12)	Exclusive Distribution Agreement between the Company and Medtronic Xomed, Inc. dated August 6, 2003.
10.27	(13)	Contract Manufacturing Agreement between the Company and Three BY Ltd. dated June 25, 2003.
10.28	(13)	Loan Agreement between the Company and Three BY Ltd. dated June 25, 2003.
10.29	(13)	Pledge Agreement between the Company and Three BY Ltd. dated June 25, 2003.
*10.30		Letter Agreement between the Company and James A. Tracy dated July 28, 2005, amending Mr. Tracy’s employment letter agreement
10.31		Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company (14)
10.32		Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
10.33		License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
*10.33		Amendment dated April 4, 2007 to Employment Letter Agreement of Yoav Cohen
*10.34		Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani
21.1		Subsidiaries of the Company
23.1		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.

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

(14) Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A.