Form 10-Q
period 2007-06-30
VISION SCIENCES INC /DE/
filed 2007-08-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐                      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2007.

Common Stock, par value of $.01	35,253,031
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,057,422	$28,955,497
Short term investments	9,631,499	—
Accrued interest receivable	217,003	—
Accounts receivable, net of allowance for doubtful accounts of $180,700 and $129,600, respectively	1,243,054	1,230,285
Inventories	2,818,210	2,102,757
Prepaid expenses and deposits	399,920	111,282
Total current assets	29,367,108	32,399,821
Property and equipment, at cost:
Machinery and equipment	4,056,190	3,713,074
Furniture and fixtures	345,709	307,961
Leasehold improvements	591,196	591,196
	4,993,095	4,612,231
Less-accumulated depreciation and amortization	4,110,252	4,071,537
	882,843	540,694

Equity investment	917,745	—
Other assets, net of accumulated amortization of $ 67,700 and $66,200, respectively	60,907	62,393
Total assets	$31,228,603	$33,002,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$2,854	$3,785
Accounts payable	797,993	591,166
Accrued expenses	1,315,206	1,443,434
Income taxes payable	—	549,000
Total current liabilities	2,116,053	2,587,385

Stockholders’ equity:
Preferred stock, $.01 par value -
Authorized – 5,000,000
Issued and outstanding –none-	—	—
Common stock, $.01 par value-
Authorized - 50,000,000 shares
Issued and outstanding - 35,253,031 shares at June 30, 2007 and 35,243,931 shares at March 31, 2007	352,529	352,438
Additional paid-in capital	76,624,136	76,483,273
Accumulated deficit	(47,864,115)	(46,420,188)
Total stockholders’ equity	29,112,550	30,415,523
Total liabilities and stockholders’ equity	$31,228,603	$33,002,908

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	June 30,
	2007	2006
Net sales	$2,430,438	$2,007,073
Cost of sales	1,487,046	1,519,071

Gross profit	943,392	488,002

Selling, general and administrative expense	1,747,288	1,081,809
Research and development expense	835,273	610,204
Loss from operations	(1,639,169)	(1,204,011)

Interest income	279,057	48,391
Interest expense	—	(485)
Other income (expense), net	(1,560)	(4,280)
Loss in equity investment	(82,255)	—

Net loss	$(1,443,927)	$(1,160,385)

Basic and diluted net loss per common share	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per common share	35,249,431	35,152,430

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Total
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity

Balance, March 31, 2007	35,243,931	$352,438	$76,483,273	$(46,420,188)	$30,415,523
Exercise of stock options, net	9,100	91	8,699		8,790
Compensation expense related to stock options			132,164		132,164
Net loss				(1,443,927)	(1,443,927)

Balance, June 30, 2007	35,253,031	$352,529	$76,624,136	$(47,864,115)	$29,112,550

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,443,927)	$(1,160,385)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	40,200	102,304
Stock-based compensation	132,164	112,471
Loss in equity investment	82,255	—
Changes in assets and liabilities:
Accrued interest receivable	(217,003)	—
Accounts receivable	(12,769)	713,115
Inventories	(715,453)	(494,882)
Prepaid expenses and deposits	(288,638)	4,273
Accounts payable	206,827	(223,214)
Accrued expenses	(128,228)	83,566
Income taxes payable	(549,000)	—

Net cash used for operating activities	(2,893,572)	(862,752)

Cash flows used for investing activities

Purchase of short term investments	(9,631,499)	—
Purchase of property and equipment, net	(380,863)	(144,358)
Purchase of equity investment	(1,000,000)	—

Net cash used for investing activities	(11,012,362)	(144,358)

Cash flows provided by (used for) financing activities:
Payments on note payable	(931)	(6,530)
Payments of acceptances payable to a bank, net	—	(38,191)
Exercise of stock options, net	8,790	19,398
Net cash provided by (used for) financing activities	7,859	(25,323)

Net decrease in cash and cash equivalents	(13,898,075)	(1,032,433)
Cash and cash equivalents, beginning of period	28,955,497	6,138,148
Cash and cash equivalents, end of period	$15,057,422	$5,105,715

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$485

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      Basis of Presentation

The consolidated financial statements included herein have been prepared by Vision-Sciences, Inc. and subsidiaries (the “Company”) in accordance with generally accepted accounting principles in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report to stockholders.  The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Our fiscal year-end is on March 31 of each year, and is herein referred to as FY 06, FY 07 and FY 08, respectively. All amounts in the financial footnotes, except for share and per share data, are reported in (000’s), unless otherwise indicated. Q1 07 refers to the period from April 1, 2006 to June 30, 2006; and Q1 08 refers to the period from April 1, 2007 to June 30, 2007.

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

c.             Short Term Investments: The Company classifies investments with original maturities of greater than 90 days in Government Securities and high grade Commercial Paper as Short Term Investments. The Company intends to hold these investments to maturity. The following table summarizes these securities classified as held to maturity:

	June 30, 2007		March 31, 2007
	Fair Value	Cost	Fair Value	Cost
Held to maturity
Less than one year:
Government Securities	$7,738	$7,697	$—	$—
Commercial paper	1,956	1,934
Total	$9,694	$9,631	$—	$—

d.                                      Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30,	March 31,
	2007	2007
		(audited)
Raw materials	$2,002	$1,447
Work-in-process	277	273
Finished goods	539	383
	$2,818	$2,103

Raw materials include components purchased from independent suppliers. Most purchased components are available form multiple sources. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead.

e.                                       Depreciation and Amortization: The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets to operations over their estimated useful lives as follows:

Estimated
Asset Classification	Useful Life
Machinery and Equipment	3-7 Years
Furniture and Fixtures	5 Years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the lives of the leases.

f.                                         Basic and Diluted Net Loss Per Common Share: Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding.  For the periods ended June 30, 2007 and 2006, shares of common stock issuable pursuant to outstanding stock options have not been considered, as their effect would be antidilutive.

g.                                      Revenue Recognition: The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, (4) collectibility is reasonably assured.  The Company recognizes revenue when title passes to the customer, generally upon shipment of products.

h.                                      Foreign Currency Transactions: The Company charges foreign currency exchange gains or losses, in connection with its purchases of products from foreign vendors to operations.

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

In accordance with SFAS 123R, the Company recorded $132 and $112 of stock-based compensation expense in the statement of operations for Q1 08 and Q1 07, respectively, in the following expense categories:

	Q1 08	Q1 07
Cost of Goods Sold	$13	$14
Selling, General & Administrative	102	86
Research & Development	17	12
Total	$132	$112

At June 30, 2007, the total unamortized stock-based compensation is approximately $910.  The Company will expense that amount over periods ending through June 30, 2013.  The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, since it currently has a full valuation allowance against its deferred tax asset.

In the three months ended June 30, 2007, the Company granted options to purchase a total of 1,011,250 shares of the Company’s Common Stock.  A total of 650,000 of these options were issued pending shareholders approval of the 2007 Stock Option Plan (the “2007 Plan”). Consequently, the expense for these options will be recorded only after shareholder approval of the 2007 plan. A total of 361,250 of these options were granted from the Company’s 2000 Stock Option Plan (the “2000 Plan”). The fair value of these options measured at the option grant date was approximately $275, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period.  The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

June 30, 2007
Risk-free interest rate	4.55%
Expected dividend yield	—
Expected life	6.25 – 6.75 years
Expected volatility	69 – 70%
Weighted average value grant per share	$0.76

We account for options issued to employees and non-employees in accordance with the provisions of SFAS 123R. We grant options with vesting periods ranging from immediate to six years. We use the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term.  The contractual term of our options is ten years. The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term. We used historical data to estimate the expected price volatility and forfeiture rate. The expected dividend yield is 0%, based on our history of not paying dividends.

k.                                       New Accounting Standards:

In July 2006, the Financial Accounting Standards Board (“FASB’) issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We adopted FIN 48 effective April 1, 2007, and the adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flow.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of its fiscal year ended March 31, 2008. We adopted SFAS 155 effective April 1, 2007, and the adoption of SFAS 155 did not have a material impact on our results of operations, financial position or cash flow.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires public entities with defined benefit pension plans and other postretirement plans to fully recognize, as an asset or a liability, the over funded or under funded status of its benefit plans in its 2006 balance sheet. SFAS 158 did not have an impact on our consolidated financial statements as we have no defined benefit pension or other postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our financial position and results of operations.

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

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-03 did not have an impact on our results of operations.

3.             Stock Option Plans

The Company’s initial stock option plan (the “1990 Plan”) allowed it to grant key employees and consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant.  Options became exercisable at varying dates ranging up to five years from the date of grant. The Board of Directors had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan.

This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. The Board of Directors and shareholders have authorized the issuance of options for the purchase of up to 4,500,000 shares of Common Stock under the 2000 Plan, of which 5,905 shares remain available for future grants. The Company grants options to both employees and non-employee consultants with vesting periods ranging from immediate to four years. For options granted in the current year, we have chosen to employ the simplified method of calculating the option term, which averages an award’s weighted average vesting period and its contractual term.The contractual term of our options is ten years.

The Board of Directors has recently approved the establishment of the 2007 Plan, pending shareholders approval. The shareholders are expected to vote on the 2007 Plan in the next annual meeting, currently scheduled for August 21, 2007.

A summary of the stock option activity for the three months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2007	4,687,800	$1.52	5.9 years
Granted	361,250	1.10
Exercised	(9,100)	.97
Canceled	(92,000)	1.19
Outstanding June 30, 2007	4,947,950	$1.45	6.1 years
Exercisable June 30, 2007	3,623,075	$1.48

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ .79 - 1.05	1,083,450	5.7	$1.03	987,450	$1.02
1.06 - 1.31	1,303,250	6.6	1.12	798,000	1.13
1.32 - 1.88	2,157,750	5.8	1.54	1,521,750	1.58
2.05 - 2.28	150,000	7.6	2.13	100,000	2.17
2.70 - 3.69	128,500	6.9	3.51	109,625	3.62
4.00 - 4.30	125,000	6.9	4.18	106,250	4.17
	4,947,950	6.1	$1.45	3,623,075	$1.48

In July 2003, the Company adopted, and the stockholders approved, a 2003 Director Option Plan (the “2003 Plan”). The terms of the 2003 Plan include automatic grants of 4,000 shares to each outside director on each date on which an annual meeting of the stockholders of the Company is held, provided that such outside director does not hold on such date any outstanding options to purchase Common Stock of the Company’s 1993 Plan, which options are not fully exercisable. Options granted under the 2003 Plan are 100% vested on the date of grant. If the Company’s annual meeting of stockholders is held in August of each year, and the number of outside directors were unchanged, the Company would be required to grant options to purchase 16,000 shares in each August of 2007, 2008 and 2009.

A summary of the 2003 Plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2007	88,000	$1.00 - $2.10	$1.41
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding June 30, 2007	88,000	$1.00 - $2.10	$1.41
Exercisable June 30, 2007	88,000	$1.00 - $2.10	$1.41

The following table summarizes information about director stock options outstanding and exercisable at June 30, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 1.00 – 1.30	40,000	3.9	$1.15	40,000	$1.15
1.49 – 1.50	36,000	4.1	1.50	36,000	1.50
2.06 – 2.10	12,000	2.7	2.03	12,000	2.03
	88,000	4.6	$1.41	88,000	$1.41

4.             Segment Information

Up until the end of our fiscal year ended March 31, 2007, (FY 07), the Company had three reportable segments: medical, industrial and corporate. The corporate segment consisted of certain administrative expenses applicable to the Company as a whole. As of April 1, 2007 (FY 08), we consolidated the corporate segment into the medical and industrial segments. The medical segment designs, manufactures and sells EndoSheaths and endoscopes to users in the health care industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.

In March 2007, we completed the license and sale to Medtronic Xomed, Inc. (“Medtronic”), a wholly-owned subsidiary of Medtronic, Inc., of certain assets with respect to our ENT sheath business. This transaction resulted in a thorough review of our business, including how we evaluate and report our results of operations. In order to enable the Chief Executive Officer to make operating and financial decisions about allocating resources within the Company and assessing its performance, as mentioned above, effective for FY 08, we are operating under two reportable segments, medical and industrial. All expenses formerly reported under the corporate segment are allocated at the rate of 95% to the medical segment and 5% to the industrial segment.  In addition, we have changed the methodology of inter-segment cost allocations between the medical and the industrial segments. As part of our business review, we examined the resources allocated between departments and changed the allocations accordingly. These changes affect certain expenses such as Cost of Goods Sold (“COGS”), Research and Development (“R&D”) and Sales, Marketing and Administration (“SG&A”).

We have reclassified our FY 07 segment information according to Statement of Financial Accounting Standard 131 (“FAS 131”) to reflect the change in reportable segments. All Expenses reported during FY 07 under the corporate segment, were allocated at the rate of 95% to the medical segment and 5% to the industrial segment. However, we have determined that it is impractical to restate FY 07 inter-segment allocations.

FAS 131 requires that if an enterprise has changed the structure of its internal organization in a manner that causes the composition of its reportable segments to change, and if segment information for earlier periods, including interim periods, is not restated to reflect the change, the enterprise shall disclose in the year in which the change occurs segment information for the current period under both the old basis and the new basis of segmentation, unless it is impracticable to do so. We have determined that it is impractical for us to report our new allocation methodology under the old and new basis, and we are reporting under the new basis.

The two segments follow the accounting policies described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income.  Identifiable assets are those used directly in the operations of each segment and general corporate assets, such as cash and marketable securities are allocated to each segment. Management’s view of the Company’s segments are provided in the following tables:

Three months ended June 30,	Medical	Industrial	Adjustments	Total
2007 (Q1 08)
Sales to external customers	$1,832	$598	$—	$2,430
Operating income (loss)	(1,654)	15	—	(1,639)
Interest income (expense), net	279	—	—	279
Depreciation and amortization	31	9	—	40
Other significant non-cash items:
Stock-based compensation	129	3	—	132
Loss in equity investment	82	—	—	82
Expenditures for fixed assets	381	—	—	381
Total assets	31,172	1,277	(1,220)	31,229

2006 (Q1 07)
Sales to external customers	$1,352	$655	$—	$2,007
Operating income (loss)	(1,046)	(158)	—	(1,204)
Interest income (expense), net	46	2	—	48
Depreciation and amortization	96	6	—	102
Other significant non-cash items:
Stock-based compensation	91	21	—	112
Expenditures for fixed assets	133	11	—	144
Total assets	8,863	2,354	(918)	10,299

VISION-SCIENCES, INC. AND SUBSIDIARIES

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

Our fiscal year-end is on March 31 of each year, and is herein referred to as FY 06, FY 07 and FY 08, respectively. Q1 07 refers to the period from April 1, 2006 to June 30, 2006; and Q1 08 refers to the period from April 1, 2007 to June 30, 2007.

We design, develop, manufacture and market products for endoscopy – the science of using an instrument, known as an endoscope – to provide minimally invasive access to areas not readily visible to the human eye. We operate in two reporting segments, medical and industrial.

Medical Segment

The medical segment designs, manufactures and sells our Slide-On® EndoSheath® Systems (“EndoSheath” or “Slide-On EndoSheath” or “Sheath”), which consists of our Slide-On EndoSheath sterile disposable covers and our endoscopes. The insertion tube, which the sheath covers, is the part of the endoscope that enters the patient’s body. The use of a Sheath gives health-care providers economic advantages, as it allows them to avoid the burdensome cleaning required of endoscopes, reduces repair costs to endoscopes caused by the exposure to harsh chemicals used in the cleaning process, and allows health-care providers to avoid investing in multiple endoscopes. The various EndoSheaths enable physicians preferred configuration of the endoscope for specific procedures. For example, specific models of our Ear-Nose-Throat (“ENT”) EndoSheaths have channels, which help to improve the efficiency of healthcare providers by allowing them to perform procedures in their offices. These procedures would otherwise have to be performed in hospitals, using special endoscopes that have channels. Often, the reimbursement rates are higher for physicians when they perform procedures in their offices. In other fields like Urology, our EndoSheaths come with various size channels, which unlike conventional flexible endoscopes, allow the healthcare provider to customize the insertion tube to the procedure (i.e. diagnostic cystoscopy, or therapeutic cystoscopy, which requires a larger channel). In addition, the EndoSheath is a sterile device, providing patients with a contaminant-free insertion tube for each procedure.The EndoSheath reduces the risk of cross-contamination from the reuse of conventional flexible endoscopes, which are difficult to clean and disinfect.

The industrial segment designs, manufactures and markets flexible endoscopes, called borescopes. In addition, the industrial segment manufactures all the flexible endoscopes which are marketed through the medical segment. The industrial segment markets are primarily aircraft maintenance, jet engine manufacturing, defense and other specialized industries.

Sales Distribution – Medical Segment

The end users of our disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), urologists and gastroenterologists in hospitals, medical clinics and physicians’ offices. Since September 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic ENT (“MENT”), under the MENT Agreement. As part of the license and sale of the ENT sheath business to MENT during March 2007, MENT will also now distribute, market and sell our ENT endoscope line worldwide, on a co-branded basis, through MENT’s global sales force.

From December 2004 to May 2006, we distributed all of our urology market products in the U.S.A. and Canada through Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”). In May 2006 we assumed the distribution of our urology products and started building our own global independent network of sales representatives and various distributor organizations. We periodically evaluate the effectiveness of our sales channels, and may change them if we believe a different method will benefit our business and strategy.

Sales Distribution - Industrial Segment

Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

New Products and Markets

Our plans for product development in FY 08 include the design of a new family of video scopes with a miniature digital camera mounted on the distal end of the insertion tube, and design and cost improvements to our existing family of fiberscopes for the medical segment. In addition, we intend to release a new line of video borescopes for the industrial market. We also plan to work on improvements to our manufacturing processes that should result in lower costs to produce our endoscopes and EndoSheaths.

In April 2007, we executed a definitive investment agreement under which Vision-Sciences acquired a strategic interest in Minos Medical, Inc. (“Minos’’). Minos is a privately held California based development stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopy Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate incision-less surgical procedures. We invested $1 million in cash and have agreed to expend $165 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. We accounted for this transaction on our Balance Sheet as an Equity Investment.

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

In addition, we are at various stages of, exploration of opportunities in, and development of products for the medical fields of Gynecology and Gastroenterology, among others.

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

Options Issued

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

In accordance with SFAS 123R, the Company recorded $132 and $112 of stock-based compensation expense in the statement of operations for Q1 08 and for Q1 07, respectively, in the following expense categories:

	Q1 08	Q1 07
Cost of Goods Sold	$13	$14
Selling, General & Administrative	102	86
Research & Development	17	12
Total	$132	$112

At June 30, 2007, the total unamortized stock-based compensation is approximately $910. The Company will expense that amount over periods ending through June 30, 2013. The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, due to its policy of recording valuation allowances equal to its deferred tax asset.

In the three months ended June 30, 2007, the Company granted options to purchase a total of 1,011,250 shares of the Company’s Common Stock. A total of 650,000 of these options were issued pending shareholders approval of the 2007 Stock Option Plan (the “2007 Plan”).Consequently, the expense for these options will be recorded only after shareholder approval of the 2007 Plan. A total of 361,250 of these options were granted from the Company’s 2000 Stock Option Plan (the “2000 Plan”). The fair value of these options measured at the option grant date was approximately $275, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

June 30, 2007
Risk-free interest rate	4.55%
Expected dividend yield	—
Expected life	6.25 – 6.75 years
Expected volatility	69 – 70%
Weighted average value grant per share	$0.76

We account for options issued to non-employees and employees in accordance with the provisions of SFAS 123R. We grant options with vesting periods ranging from immediate to six years. We use the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our options is ten years. The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term. We used historical data to estimate the expected price volatility and forfeiture rate. The expected dividend yield is 0%, based on our history of not paying dividends.

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

Results of Operations

Net Sales

Net sales for the three months ended June 30, 2007, (Q1 08), were $2,430, an increase of $423, or 21%, compared to the three-month period ended June 30, 2006 (Q1 07). During Q1 08, net sales of the medical segment increased by $480, or 36%, to $1,832, and net sales of the industrial segment decreased by $57, or 9%, to $598, compared to Q1 07. In the medical segment, we track sales of endoscopes and EndoSheaths by market. We also track sales of peripheral items that can be sold to more than one market.  Sales of other products include sales to the Gastrointestinal (“GI”) and pulmonary markets, and sales of repairs and accessories. Sales by segment and category in Q1 08 and Q1 07 were as follows:

Category	Q1 08	Q1 07	Increase (Decrease)	Percent
ENT	$1,113	$1,032	$81	8%
Urology	224	75	149	199%
Peripherals	117	69	48	70%
Other	378	176	202	115%
Total medical	1,832	1,352	480	36%
Total industrial	598	655	(57)	(9)%
Total VSCI	$2,430	$2,007	$423	21%

Medical Sales – ENT Market

Net sales to the ENT market include products for domestic and international customers as follows:

ENT Market	Q1 08	Q1 07	Increase (Decrease)	Percent
Domestic	$1,113	$532	$581	109%
International	0	500	(500)	(100)%
Total ENT	$1,113	$1,032	$81	8%

We further delineate products sold to the domestic ENT market as follows:

Products	Q1 08	Q1 07	Increase (Decrease)	Percent
Slide-On EndoSheaths	$681	$403	$278	69%
Endoscopes	432	129	303	235%
Total Domestic ENT	$1,113	$532	$581	109%

The primary reason for the increase in sales of products to the domestic ENT market was a change in our customer base. We previously sold some of our products directly to foreign distributors. As of Q1 08 we sell all ENT products for the domestic and foreign markets directly to Medtronic. Usage of TNE endoscopes by ENT physicians allows them to perform procedures in their offices that currently are performed mainly by GI physicians in hospitals. Educating this market on the advantages of these procedures has proven more difficult than we had anticipated. We expect these procedures will be more popular among ENT physicians in the future, to diagnose and treat gastroenterology reflux disease (“GERD”), especially as the population ages. A TNE procedure allows patients to receive topical anesthetics in a physician’s office, as opposed to the more common Trans Oral Esophagoscopy procedure that requires a patient to be consciously sedated in a hospital. A patient who undergoes a TNE procedure can recover more quickly than one who is consciously sedated. It is our view that these procedures will increase in the future because the inconvenience to the patient is less and the total cost is less when they are done in an office. However, it will take time to educate and train the physicians and educate the patient population on these advantages.

Sales of our ENT Slide-On EndoSheath covers increased in Q1 08, compared to Q1 07, as Medtronic, our exclusive ENT distributor, increased its purchases from us, as part of the Medtronic Transition Agreement of March 26, 2007 that was entered into at the time of the sale of the ENT business to Medtronic.

As a result of the sale of the ENT business to Medtronic, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of Medtronic over which we have limited control.

We further delineate products sold to the international ENT market as follows:

Products	Q1 08	Q1 07	Increase (Decrease)	Percent
Slide-On EndoSheaths	$—	$481	$(481)	(100)%
Endoscopes	—	19	(19)	(100)%
Total International	$—	$500	$(500)	(100)%

The decrease in net sales to international distributors is due to the fact that as part of our license and sales of our ENT business in March of 2007 to MENT, we terminated all of our international ENT distributors, and granted MENT exclusive worldwide distribution rights for our ENT products. We now ship our ENT products directly to MENT, which distributes to both the U.S. and international markets.

Medical Sales – Urology

The increase in sales of urology products reflects our focus on this medical segment. In May 2006, we terminated our distribution agreement with Medtronic Inc. (the “MGU Agreement”). We decided to explore other forms of distribution for our Slide-On EndoSheath flexible cystoscopy System (“CST-2000” and “CST-2000A”, together referred to as “CST”), including utilizing a network of independent sales representatives. We are focused on developing this network and believe that it will take between 9 and 12 months to complete the build up of this new sales network. Although current performance reflects an increase in sales as a result of these efforts, we will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

We believe the CST EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient. In addition, the use of our CST-2000A cystoscope with the Slide-On EndoSheath sterile, single-use cover avoids the need to reprocess endoscopes with harsh chemicals, one of which has been contraindicated for use on patients with bladder cancer.

Medical Sales – Peripherals and Other

Sales of peripheral and other products increased in Q1 08, compared to Q1 07, due primarily to higher demand for our GI and pulmonary EndoSheaths. We have a small installed base of users of these products, and we plan to continue to supply them with EndoSheaths in FY 08. However, we do not plan to actively promote these products. As a result, we expect the sales of these products may decline during FY 08, compared to FY 07.

Industrial Segment

The decrease in net sales of the industrial segment was due to lower demand in the market for new fiberscopes and repairs to fiberscopes.

Gross Profit

Gross profit was $943 in Q1 08, an increase of $455, compared to gross profit in Q1 07. Gross profit increased by approximately $262 in the medical segment, and increased by approximately $193 in the industrial segment. Gross profit in the medical segment increased due to higher volume of domestic sales of ENT EndoSheath covers and a higher volume of ENT endoscopes, peripherals and other products.  In the industrial segment, the increase in gross profit was due primarily to an increase in efficiency associated with our manufacturing and quality control of endoscopes.

Operating Expenses

Selling, General and Administrative Expenses

The increase in selling, general and administrative (“SG&A”) expenses in Q1 08 was due primarily to higher spending for personnel, including stock-based compensation, of approximately $270; higher spending on product promotion and travel related to medical products of approximately $40; and higher costs for professional fees of approximately $170.

Research and Development Expenses

The increase in research and development (“R&D”) expenses in Q1 08 was $225 as  compared to Q1 07. This increase was due primarily to additional spending for materials and personnel developing our new lines of videoscope and sheath products. We expect R&D expenses will continue to be higher in FY 08, compared to FY 07, as we increase our efforts to develop this new family of video scopes as well as other new products.

Operating Income (Loss)

Operating income (loss) by segment was as follows ($000’s):

Segment	Q1 08	Q1 07	Change
Medical	$(1,654)	$(1,046)	$(608)
Industrial	15	(158)	173
Total	$(1,639)	$(1,204)	$(435)

In the medical segment, higher spending for SG&A and R&D resulted in an increase to the operating loss for Q1 08. In the industrial segment, the higher gross profit was the primary cause for the decrease in the operating loss in Q1 08.

Liquidity and Capital Resources

At June 30, 2007, our principal source of liquidity was working capital of approximately $27.3 million, including $24.7 million in cash and short term investments.

Our cash and cash equivalents decreased by approximately $13,898 in the three months ended June 30, 2007, due primarily to cash used for operations of approximately $2,894, cash used for investing activities of approximately $11,012, including a $1 million investment in MINOS, (see below) and the purchase of short term investments of $9,631, and cash provided by financing activity of approximately $8. We expect that our current balance of cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

In April 2007, we also executed a definitive investment agreement under which Vision-Sciences acquired a strategic interest in Minos Medical, Inc. (“Minos’’). Minos is a privately held California based development stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopy Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate incision-less surgical procedures. We invested $1 million in cash and have agreed to expend $165 in development costs in collaboration with Minos to exploit a specific common surgical procedure in exchange for 30% of their issued and outstanding capital stock, which is included in equity investments. We accounted for this transaction on our Balance Sheet as an Equity Investment.

We have incurred losses since our inception, and losses are expected to continue at least during FY 08.  We have funded the losses principally with the proceeds from public and private equity financings.

We expect total spending for property and equipment to be approximately $1,500,000 for FY 08.

We conduct our operations in certain leased facilities.  These leases expire on various dates through August 31, 2010.  In addition, we have operating leases for certain office equipment.  At June 30, 2007, the minimum rent commitments are as follows:

Fiscal Year	Rent Commitments
2008	$539
2009	385
2010	283
2011	88
Total	$1,295

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires public entities with defined benefit pension plans and other postretirement plans to fully recognize, as an asset or a liability, the over funded or under funded status of its benefit plans in its 2006 balance sheet. SFAS 158 did not have an impact on our consolidated financial statements as we have no defined benefit pension or other postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our financial position and results of operations.

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

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-03 did not have an impact on our results of operations.

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

Foreign Currency Exchange

We face exposure, due to purchases of raw materials from foreign suppliers, to adverse movements in the value of certain foreign currencies. This exposure may change over time, and could have an adverse effect on our financial results.  We may attempt to limit this exposure by purchasing forward contracts, as required.  Most of our foreign exchange liabilities are settled within 90 days of receipt of materials.  At June 30, 2007, our liabilities relating to foreign currency were not material.

Item 4.  CONTROLS AND PROCEDURES

a)            Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended June 30, 2007, are effective.

b)            Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 have not materially changed.

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

VISION-SCIENCES, INC.

Date: August 14, 2007	/s/ Ron Hadani
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: August 14, 2007	/s/ Yoav M. Cohen
Yoav M. Cohen
Vice President Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)