Form 10-Q
period 2007-09-30
VISION SCIENCES INC /DE/
filed 2007-11-14
CIK 894237

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2007

COMMISSION FILE NUMBER 0-20970

VISION-SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3430173
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
40 Ramland Road South, Orangeburg, NY	10962
(Address of principal executive offices)	(Zip Code)

(845) 365-0600
(Registrant's telephone number, including area code)

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

Yes ☒                   No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2007.

Common Stock, par value of $.01	35,264,281

(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1:    FINANCIAL STATEMENTS
VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,654,775	$28,955,497
Short term investments	21,140,900	—
Accrued interest receivable	338,035	—
Accounts receivable, net of allowance for doubtful accounts of $170,000 and $129,600, respectively	1,587,255	1,230,285
Inventories	2,503,324	2,102,757
Prepaid expenses and deposits	661,408	111,282

Total current assets	27,885,697	32,399,821

Property and equipment, at cost:
Machinery and equipment	4,256,644	3,713,074
Furniture and fixtures	358,691	307,961
Leasehold improvements	591,196	591,196

	5,206,531	4,612,231
Less—accumulated depreciation and amortization	4,156,043	4,071,537

	1,050,488	540,694

Equity investment	786,906	—
Other assets, net of accumulated amortization of $69,209 and $66,200, respectively	524,422	62,393

Total assets	$30,247,513	$33,002,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$990	$3,785
Accounts payable	553,026	591,166
Accrued expenses	1,639,658	1,443,434
Income taxes payable	—	549,000

Total current liabilities	2,193,674	2,587,385

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value—
Authorized—5,000,000
Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—35,259,281 shares at September 30, 2007 and 35,243,931 shares at March 31, 2007	352,591	352,438
Additional paid-in capital	76,889,670	76,483,273
Accumulated deficit	(49,188,422)	(46,420,188)

Total stockholders' equity	28,053,839	30,415,523

Total liabilities and stockholders' equity	$30,247,513	$33,002,908

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net sales	$3,126,962	$2,291,305	$5,557,401	$4,298,378
Cost of sales	2,249,134	1,894,783	3,737,346	3,413,854

Gross profit	877,828	396,522	1,820,055	884,524
Selling, general and administrative expense	2,001,680	1,181,660	3,748,968	2,263,469
Research and development expense	1,125,381	600,820	1,960,654	1,211,024

Loss from operations	(2,249,233)	(1,385,958)	(3,889,567)	(2,589,969)
Interest income	288,919	41,447	569,112	89,838
Interest expense	—	(371)	—	(856)
Other income (expense), net	586,846	(2,600)	585,315	(6,880)
Loss in equity investment	(130,839)	—	(213,094)	—

Loss before provision for income taxes	(1,504,307)	(1,347,482)	(2,948,234)	(2,507,867)

Recovery of income taxes	(180,000)	—	(180,000)	—

Net loss	$(1,324,307)	$(1,347,482)	$(2,768,234)	$(2,507,867)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Shares used in computing basic and diluted net loss per common share	35,253,759	35,166,278	35,251,179	35,159,392

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2007	35,243,931	$352,438	$76,483,273	$(46,420,188)	$30,415,523
Exercise of stock options	15,350	153	15,563	—	15,716
Stock-based compensation			390,834	—	390,834
Net loss			—	(2,768,234)	(2,768,234)

Balance, September 30, 2007	35,259,281	$352,591	$76,889,670	$(49,188,422)	$28,053,839

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Cash flows from operating activities:
Net loss	$(2,768,234)	$(2,507,867)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	87,475	211,857
Stock-based compensation	390,834	243,848
Loss in equity investment	213,094	—
Income taxes recoverable	(180,000)	—
Changes in assets and liabilities:
Accrued interest receivable	(338,035)	—
Accounts receivable	(356,970)	712,250
Inventories	(400,567)	(201,681)
Prepaid expenses and deposits	(370,126)	26,566
Other Assets	(12,029)	—
Accounts payable	(38,140)	(304,230)
Accrued expenses	196,224	74,945
Income taxes payable	(549,000)	—

Net cash used for operating activities	(4,125,474)	(1,744,312)

Cash flows used for investing activities
Purchase of short term investments	(21,140,900)	—
Purchase of property and equipment	(597,270)	(328,933)
Advance payment for acquisition	(450,000)
Purchase of equity investment	(1,000,000)	—

Net cash used for investing activities	(23,188,170)	(328,933)

Cash flows provided by (used for) financing activities:
Payments on note payable	(2,794)	(13,172)
Payments of acceptances payable to a bank	—	(32,894)
Exercise of stock options	15,716	19,398

Net cash provided by (used for) financing activities	12,922	(26,668)

Net decrease in cash and cash equivalents	(27,300,722)	(2,099,913)
Cash and cash equivalents, beginning of period	28,955,497	6,138,148

Cash and cash equivalents, end of period	$1,654,775	$4,038,235

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$856

Cash paid during the period for income taxes	$549,000	$—

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

        The consolidated financial statements included herein have been prepared by Vision-Sciences, Inc. and subsidiaries (the "Company") in accordance with generally accepted accounting principles in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that the Company considers necessary for a fair presentation of such information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest annual report to stockholders. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Our fiscal year-end is on March 31 of each year, and is herein referred to as FY 06, FY 07 and FY 08 (our current fiscal year), respectively. All amounts in the financial footnotes, except for share and per share data, are reported in (000's), unless otherwise indicated. Q2 07 refers to the period from July 1, 2006 to September 30, 2006; and Q2 08 refers to the period from July 1, 2007 to September 30, 2007.

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
  Short Term Investments:    The Company classifies investments with original maturities of greater than 90 days in Government Securities and high grade Commercial Paper as Short Term Investments. The Company intends to hold these investments to maturity. The following table summarizes these securities classified as held to maturity:

	(Unaudited)
	September 30, 2007		March 31, 2007
	Fair Value	Cost	Fair Value	Cost
Held to maturity less than one year:
Government securities	$18,205	$17,911	$—	$—
Commercial paper	3,276	3,230

Total Short term investments	21,481	21,141	—	—
Accrued interest receivable	—	338	—	—

Total	$21,481	$21,479	$—	$—

  d.
  Inventories:    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	September 30, 2007 (Unaudited)	March 31, 2007
Raw materials	$1,686	$1,447
Work-in-process	485	273
Finished goods	332	383

	$2,503	$2,103

    Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, but we also rely on several single-source key suppliers. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead.

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

  f.
  Basic and Diluted Net Loss Per Common Share:    Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding. For the periods ended September 30, 2007 and 2006, shares of common stock issuable pursuant to outstanding stock options have not been considered, as their effect would be anti-dilutive.

  g.
  Revenue Recognition:    The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements and EITF 00-21, Revenue Arrangements with Multiple Deliverables. These pronouncements require that certain criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured. The Company recognizes revenue when title and risk of loss passes to the customer, generally upon shipment of products.

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

  j.
  Stock-based Compensation:    Effective April 1, 2006 the Company began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS 123R"). Prior to April 1, 2006, the Company accounted for stock options according to Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees.

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

    In accordance with SFAS 123R, the Company recorded stock-based compensation expense in the statement of operations for Q2 08 and Q2 07, respectively, and YTD FY 08 and YTD FY 07, respectively, in the following expense categories:

	(Unaudited)
	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of Goods Sold	$17	$16	$30	$30
Selling, General & Administrative	163	105	295	192
Research & Development	40	11	66	22

Total	$220	$132	$391	$244

    At September 30, 2007, the total unamortized stock-based compensation is approximately $1,327. The Company will expense that amount over periods ending through June 30, 2013. The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, since it currently has a full valuation allowance against its deferred tax asset.

    In the six months ended September 30, 2007, the Company granted options to purchase a total of 1,693,750 shares of the Company's Common Stock to employees, non-employee consultants and directors. The fair value of these options measured at the option grant date was approximately $1,347, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

September 30, 2007
Risk-free interest rate	4.27%–4.81%
Expected dividend yield	0%
Expected life	5.5–6.75 years
Expected volatility	65%–70%
Weighted average value grant per share	$0.80

    We account for options issued in accordance with the provisions of SFAS 123R. We grant options with vesting periods ranging from immediate to six years. We use the simplified method of calculating the expected option term, which averages an award's weighted average vesting period and its contractual term. The contractual term of our options is ten years. The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term. We used historical data to estimate the expected price volatility and forfeiture rate. The expected dividend yield is 0%, based on our history of not paying dividends.

  k.
  New Accounting Standards:

    In July 2006, the Financial Accounting Standards Board ("FASB') issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We adopted FIN 48 effective April 1, 2007, and the adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flow.

    In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instrumentswhich amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of its fiscal year ended March 31, 2008. We adopted SFAS 155 effective April 1, 2007, and the adoption of SFAS 155 did not have a material impact on our results of operations, financial position or cash flow.

    In September 2006, the FASB issued SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires public entities with defined benefit pension plans and other postretirement plans to fully recognize, as an asset or a liability, the over funded or under funded status of its benefit plans in its 2006 balance sheet. SFAS 158 did not have an impact on our consolidated financial statements as we have no defined benefit pension or other postretirement plans.

    In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the disclosure of our financial position and results of operations.

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

    In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-03 did not have an impact on our results of operations.

3. Stock Option Plans

        The Company's initial stock option plan (the "1990 Plan") allowed it to grant key employees and non-employee consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. The Board of Directors had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. The Board of Directors and shareholders authorized the issuance of options for the purchase of up to 4,500,000 shares of Common Stock under the 2000 Plan, of which 5,405 shares remain available for future grants.

        At the Company's shareholders annual meeting, held on August 21, 2007, the shareholders authorized the issuance of options for the purchase of up to 4,000,000 shares of Common Stock under the 2007 Plan, which was previously authorized by the Board of Directors. The terms of the 2007 Plan are substantially the same as the 2000 Plan. As of September 30, 2007, there remain 2,749,000 shares available for future grants under the 2007 plan. The Company grants options to both employees and non-employee consultants with vesting periods ranging from immediate to six years. For options granted in the current year, we have chosen to employ the simplified method of calculating the option term, which averages an award's weighted average vesting period and its contractual term. The contractual term of our options is ten years.

        A summary of the stock option activity for employees and non-employee consultants under the 1990, 2000 and 2007 plans for the six months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2007	4,703,550	$1.47	5.9 years
Granted	1,677,750	1.19
Exercised	(15,350)	1.02
Canceled	(107,500)	1.23

Outstanding September 30, 2007	6,258,450	$1.40	6.7 years

Exercisable September 30, 2007	3,713,950	$1.48

        The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.79 - 1.05	1,080,000	5.5	$1.03	1,080,000	$1.03
1.06 - 1.31	2,524,450	8.0	1.15	699,200	1.13
1.32 - 1.88	2,250,500	5.7	1.54	1,613,000	1.58
2.05 - 2.28	150,000	7.3	2.13	100,000	2.17
2.70 - 3.69	128,500	6.7	3.51	115,500	3.59
4.00 - 4.30	125,000	6.7	4.18	106,250	4.17

	6,258,450	6.7	$1.40	3,713,950	$1.48

        In July 2003, the Company adopted, and the stockholders approved, a 2003 Director Option Plan (the "2003 Plan"). The terms of the 2003 Plan are similar to the 1993 Directors Option Plan and include automatic grants of 4,000 shares to each outside director on each date on which an annual meeting of the stockholders of the Company is held, provided that such outside director does not hold on such date any outstanding options to purchase Common Stock of the Company's 1993 Plan, which options are not fully exercisable. Options granted under the 2003 Plan are 100% vested on the date of grant. If the Company's annual meeting of stockholders is held in August of each year, and the number of outside directors was unchanged, the Company would be required to grant options to purchase 16,000 shares in each August of 2008 and 2009. In August 2007, the Company granted 16,000 options to the outside directors during its 2007 Annual Shareholders meeting. As of September 30, 2007, there remain 156,000 shares available for future grants under the 2003 Plan.

        A summary of the Director Option Plans activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2007	88,000	$1.00 - $2.10	$1.41
Granted	16,000	1.41	1.41
Exercised	—	—	—
Canceled	(20,000)	1.50	1.50

Outstanding September 30, 2007	84,000	$1.00 - $2.10	$1.39

Exercisable September 30, 2007	84,000	$1.00 - $2.10	$1.39

        The following table summarizes information about director stock options outstanding and exercisable at September 30, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.00 - 1.30	40,000	3.7	$1.15	40,000	$1.15
1.41 - 1.49	32,000	9.4	1.45	32,000	1.45
1.92 - 2.10	12,000	7.9	2.03	12,000	2.03

	84,000	6.5	$1.39	84,000	$1.39

4. Segment Information

        Up until the end of our fiscal year ended March 31, 2007, (FY 07), the Company had three reportable segments: medical, industrial and corporate. The corporate segment consisted of certain administrative expenses applicable to the Company as a whole. As of April 1, 2007 (FY 08), we consolidated the corporate segment into the medical and industrial segments. The medical segment designs, manufactures and sells EndoSheaths and endoscopes to users in the healthcare industry. The industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.

        In March 2007, we completed the license and sale to Medtronic Xomed, Inc. ("Medtronic"), a wholly-owned subsidiary of Medtronic, Inc., of certain assets with respect to our ENT sheath business. This transaction resulted in a thorough review of our business, including how we evaluate and report our results of operations. In order to enable the Chief Executive Officer to make operating and financial decisions about allocating resources within the Company and assessing its performance, as mentioned above, effective for FY 08, we are operating under two reportable segments, medical and industrial. All expenses formerly reported under the corporate segment are allocated at the rate of 95% to the medical segment and 5% to the industrial segment. In addition, we have changed the methodology of inter-segment cost allocations between the medical and the industrial segments. As part of our business review, we examined the resources allocated between departments and changed the allocations accordingly. These changes affect certain expenses such as Cost of Goods Sold ("COGS"), Research and Development ("R&D") and Sales, Marketing and Administration ("SG&A").

        We have reclassified our FY 07 segment information according to Statement of Financial Accounting Standard 131 ("FAS 131") to reflect the change in reportable segments. All Expenses reported during FY 07 under the corporate segment, were allocated at the rate of 95% to the medical segment and 5% to the industrial segment. However, we have determined that it is impracticable to restate FY 07 inter-segment allocations.

        FAS 131 requires that if an enterprise has changed the structure of its internal organization in a manner that causes the composition of its reportable segments to change, and if segment information for earlier periods, including interim periods, is not restated to reflect the change, the enterprise shall disclose in the year in which the change occurs segment information for the current period under both the old basis and the new basis of segmentation, unless it is impracticable to do so. We have determined that it is impracticable for us to report our new allocation methodology under the old and new basis, and we are reporting under the new basis.

        The two segments follow the accounting policies described in the summary of significant accounting policies. The Company evaluates segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment and general corporate assets, such as cash and marketable securities are allocated to each segment. The Company's segments are provided in the following tables:

Three months ended September 30,	Medical	Industrial	Total
2007 (Q2 08)
Sales to external customers	$2,545	$582	$3,127
Operating income (loss)	(2,253)	4	(2,249)
Interest income (expense), net	287	2	289
Depreciation and amortization	37	10	47
Other significant non-cash items:
Stock-based compensation	256	3	259
Loss in equity investment	131	—	131
Expenditures for fixed assets	215	1	216
Total assets	28,794	1,454	30,248
2006 (Q2 07)
Sales to external customers	$1,589	$702	$2,291
Operating income (loss)	(1,247)	(139)	(1,386)
Interest income (expense), net	41	—	41
Depreciation and amortization	103	7	110
Other significant non-cash items:
Stock-based compensation	102	30	132
Expenditures for fixed assets	146	39	185
Total assets	6,800	2,191	8,991
Six months ended September 30,	Medical	Industrial	Total
2007 (YTD FY 08)
Sales to external customers	$4,377	$1,180	$5,557
Operating income (loss)	(3,907)	17	(3,890)
Interest income (expense), net	566	3	569
Depreciation and amortization	68	19	87
Other significant non-cash items:
Stock-based compensation	385	6	391
Loss in equity investment	213	—	213
Expenditures for fixed assets	596	1	597
Total assets	28,794	1,454	30,248
2006 (YTD FY 07)
Sales to external customers	$2,940	$1,358	$4,298
Operating income (loss)	(2,294)	(296)	(2,590)
Interest income (expense), net	85	4	89
Depreciation and amortization	199	13	212
Other significant non-cash items:
Stock-based compensation	194	50	244
Expenditures for fixed assets	278	51	329
Total assets	6,800	2,191	8,991

Subsequent Events

        a).   In October 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida-based speech pathology company which specializes in providing the bedside endoscopic swallowing test to nursing homes, rehabilitation centers and assisted living settings. We formed a new subsidiary, BEST DMS, Inc. ("BEST DMS"), which purchased these assets. BEST DMS will allow us access to new markets, including the geriatric market, nursing homes and rehabilitation centers. Our new digital videoscopes with their light-weight, portable control unit with its integrated display, coupled with our EndoSheath® products, are uniquely suited to the high-quality imaging and portability requirements of the markets targeted by BEST DMS. The geriatric population, for which Dysphagia management services are most valuable, is predicted to double in the next 15 years and the Company is positioning itself to meet this growth through this acquisition.

        BEST DMS specializes in providing diagnostic consultations for patients suffering from the effects of dysphagia, (a swallowing disorder) including aspiration, weight loss, respiratory complications, dehydration and nutritional compromise. The Bedside Endoscopic Swallowing Test ("BEST") is a consultation service that includes a thorough evaluation of the swallowing process, including endoscopic evaluation of swallowing. With a protocol developed specifically for the geriatric population, the BEST test predicts the risk of suffering from the effects of dysphagia and develops a dysphagia management plan to reduce that risk, with recommendations specific to the setting in which the patient resides. As providers of on-site portable diagnostics, on-site report generation and full color endoscopic views, patient and caregiver education is a valuable part of the BEST process. BEST DMS will continue to focus its service protocols on reducing the repeated hospitalizations that often accompany dysphagia complications.

        b).   In October 2007 we announced that we will consolidate all of our manufacturing operations into our facility in Orangeburg, New York. As a result of this consolidation, we will be closing our manufacturing facility in Natick, Massachusetts. We will transition this consolidation in a controlled fashion to prevent any disruption of activities. It is expected that the closing of the Natick facility will occur over the next 12 months.

        The consolidation of these manufacturing facilities will allow for greater efficiencies between our endoscope design and manufacturing division, currently located in Orangeburg, and the EndoSheath® design and manufacturing division, currently located in Natick. This is strategically necessary as we prepare for accelerated growth with the introduction of new products, as we enter new markets. In addition, the Research and Development groups will be able to work more closely, allowing the Company to bring new products to market faster.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of raw material components, competition, technological difficulties, the completion of obligations under our contract with Medtronic Xomed, Inc., general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings made with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

        Our fiscal year-end is on March 31 of each year, and is herein referred to as FY 06, FY 07 and FY 08 (our current fiscal year), respectively. Q2 07 refers to the period from July 1, 2006 to September 30, 2006; and Q2 08 refers to the period from July 1, 2007 to September 30, 2007.

        We design, develop, manufacture and market products for endoscopy—the science of using an instrument, known as an endoscope—to provide minimally invasive access to areas not readily visible to the human eye. We operate in two reporting segments, medical and industrial.

Medical Segment

        The medical segment designs, manufactures and sells our Slide-On® EndoSheath® Systems ("EndoSheath" or "Slide-On EndoSheath" or "Sheath"), which consists of our Slide-On EndoSheath sterile disposable covers and our proprietary endoscopes. The insertion tube, which is protected by the Sheath, is the part of the endoscope that enters the patient's body. The use of a Sheath gives health-care providers several economic advantages, as it allows them to avoid the burdensome cleaning and high level disinfection required of endoscopes, reduces repair costs to endoscopes caused by exposure to harsh chemicals used in the cleaning and disinfection process, and allows health-care providers to avoid investing in multiple endoscopes. Furthermore, the EndoSheath technology enables physicians to configure their EndoSheath system for specific procedures. For example, in fields like Urology, our EndoSheaths are offered in models with various size channels, which, unlike conventional flexible endoscopes, allow the healthcare provider the ability to customize the insertion tube to the procedure (e.g., diagnostic cystoscopy, which can utilize a small channel, or therapeutic cystoscopy, which requires a larger channel). In addition, the EndoSheath technology provides a sterile device, offering patients a contaminant-free insertion tube for each procedure. The EndoSheath reduces the risk of cross-contamination from the reuse of conventional flexible endoscopes, which are difficult to clean and disinfect.

Industrial Segment

        The industrial segment designs, manufactures and markets flexible endoscopes, called borescopes. In addition, the industrial segment manufactures all the flexible endoscopes which are marketed through the medical segment. The industrial segment markets are primarily aircraft maintenance, jet engine manufacturing, defense and other specialized industries.

  Sales Distribution—Medical Segment

        The end users of our disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ENT doctors), urologists and gastroenterologists in hospitals, medical clinics and physicians' offices. Since September 2003 we have been distributing all of our products for the ENT markets in the U.S.A. and Canada through Medtronic ENT ("MENT"), under the MENT Agreement. As part of the license and sale of the ENT sheath business to MENT during March 2007, MENT will commence the manufacturing of the ENT EndoSheaths and also continue to distribute, market and sell our ENT endoscope line worldwide, on a co-branded basis, through MENT's global sales force.

        From December 2004 to May 2006, we distributed all of our urology market products in the U.S.A. and Canada through Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or "MGU"). In May 2006, we terminated our distribution agreement with Medtronic Inc. (the "MGU Agreement"). We decided to explore other forms of distribution for our Slide-On EndoSheath flexible cystoscopy System ("CST-2000" and "CST-2000A", together referred to as "CST"), including utilizing a network of independent sales representatives. Although this network has continued to expand during FY 08, we believe it will take an additional 9 to 12 months to complete the build up of an effective independent sales representative network. Although current performance reflects an increase in sales as a result of these efforts, we will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

  Sales Distribution—Industrial Segment

        Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

  New Products and Markets

        During our current fiscal year (FY 08), we continued the development and design of our new family of video scopes with a miniature digital camera mounted on the distal end of the insertion tube. We are also working on the design and cost improvements of our existing family of fiberscopes for the medical segment, and on improvements to our manufacturing processes that should result in lower costs to produce our endoscopes and EndoSheaths. For the industrial market, we intend to release a new line of video borescopes.

        We are soon planning to launch our new video TNE endoscope to the GI market. Usage of TNE endoscopes by GI physicians will allow them to perform un-sedated procedures to view the esophagus in their office. The Current conventional procedure to view the esophagus (known as EGD) requires the sedation of the patient, as a large endoscope is inserted to the esophagus trans-orally. We anticipate that educating this market on the advantages of our TNE procedure, and training on the introduction of a scope trans-nasally will result in the TNE endoscope to become more popular among GI physicians for the use in the diagnosis and treatment of gastroenterology reflux disease ("GERD"), especially as the population ages.

        a).   In September 2007 the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") to market the Company's new ENT family of advanced digital, video-based flexible endoscopes mentioned above. These video scopes come with an integrated "built-in" light source, eliminating the need for a separate camera head, light cable and optical coupler.

        The ENT (Ear, Nose and Throat) and TNE (Transnasal Esophagoscopy) scopes are the first two in the series of uniquely advanced digital endoscopy platforms to be introduced by Vision-Sciences. These lightweight videoscopes facilitate diagnostic and therapeutic procedures with the introduction of the world's smallest diameter insertion tube that contains a high resolution, tiny CCD (charge coupled device) camera at the tip of the insertion tube, offering a sharp, high definition, vibrant full screen

image.These advanced videoscopes are the first in the world that do not contain difficult-to-clean operating channels associated with scopes from other manufacturers. Instead, Vision-Sciences scopes are used in conjunction with the Company's patented, disposable, sterile Slide-On EndoSheath technology that covers the entire scope. The proprietary EndoSheath Technology not only isolates the endoscope from the patient, but contains a disposable operative channel, which eliminates instrumentation and patient tissue biopsies from coming in contact with the reusable scope, unlike when passed through the built-in channel of conventional scopes from other manufacturers. The EndoSheath Technology eliminates the need for elaborate high-level disinfection between procedures, allowing the health care provider rapid equipment turnover while reducing exposure to toxic chemicals and dramatically lowering repair and maintenance costs.

        The ENT-5000 flexible video laryngoscope is inserted in the nose down to the throat, providing precise, vivid images of the internal structures of the nasal cavity, vocal folds, larynx and other areas of the throat. The TNE-5000 flexible video transnasal esophagoscope allows equally excellent visualization further down the esophagus and all the way down to the stomach. These advanced videoscopes will be used to examine patients suffering from various disorders, ranging from difficulty in swallowing (Dysphagia), difficulty in breathing, sleep apnea, asthma, chronic cough, gastroesophageal reflux disease (GERD), Barrett's disease and symptoms of cancer.

        The Company's new videoscope with the EndoSheath technology is poised to ultimately replace prevalent old fiber-optic technology. While Gastroenterologists have been using costly conventional video endoscopes for years, other specialties were forced to use the old fiber technology due to high conversion costs. This is the first time physicians will have the opportunity to have a videoscope uniquely combined with the practice-efficiency of the EndoSheath Technology.

        b).   In June 2007, The Company has announced the successful completion of a viral microorganism "barrier testing" per FDA guidance for the videoscope EndoSheath Technology, proving that the EndoSheath barrier is effective to microorganisms as small as 27 nanometers—the FDA's benchmark for barriers. All other dangerous microorganisms such as the AIDS (80-120 nanometers), Hepatitis-C (30-60 nanometers) or Herpes Simplex Virus (150-200 nanometers) are significantly larger. Vision-Sciences has successfully performed barrier testing on the complete line of EndoSheath products and remains focused on delivering endoscopy infection control specifically designed for the health care environment.

        With increasing global vigilance on the prevention of hospital acquired infections, we believe our EndoSheath technology offers unique and relevant advantages to multitudes of patients and healthcare practitioners. Vision-Sciences remains committed to continued research on the clinical efficacy of EndoSheath Technology, such as the recent study concluded by Dr. Alvarado at the University of Wisconsin.

        The ENT Slide-On EndoSheath System was recently featured in an award winning study led by the world renowned Carla Alvarado, PhD, at the APIC annual meeting in May this year. Dr. Alvarado evaluated the clinical efficacy of the EndoSheath barrier and potential bacterial contamination following use. The study found that not only did the EndoSheath barrier remain intact, but after the recommended handling procedures, no bacteria could be cultured from the endoscope.

        c).    In April 2007, we executed a definitive investment agreement under which Vision-Sciences acquired a strategic interest in Minos Medical, Inc. ("Minos"). Minos is a privately held California based development stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopy Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate incision-less surgical procedures. We invested $1 million in cash and have agreed to expend $165 thousand in development costs in collaboration with Minos, in order to exploit certain surgical procedures. We accounted for this transaction on our Balance Sheet as an Equity Investment.

        Vision-Sciences is focusing on the development of new products and technologies, looking to acquire related technologies, and to enter new markets which the Company has identified. N.O.T.E.S. is one of our targeted fields, and this investment is our Company's first publicly announced step towards positioning us in the forefront of this new field. N.O.T.E.S. represents the next generation of surgical procedures, going beyond minimally invasive laparoscopic surgery to achieve incision-less surgery. We are confident that Minos will be a valuable strategic partner for Vision-Sciences as we pursue a leading position in the emerging N.O.T.E.S. field.

        d).   In addition to the above developments, we are at various stages of exploration of opportunities in, and development of products for the medical fields of Gynecology, Pulmonology and Gastroenterology, among others.

Critical Accounting Policies and Estimates

        This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America, see the Notes to the Consolidated Financial Statements included elsewhere herein. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates. Our critical accounting policies include the following:

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statementsand EITF 00-21, Revenue Arrangements with Multiple Deliverables. These pronouncements require that certain basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectibility is reasonably assured. The Company recognizes revenue when title passes to the customer, generally upon shipment of products.

Options Issued

        Effective April 1, 2006 the Company began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS 123R"). Prior to April 1, 2006, the Company accounted for stock options according to Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees.

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

        In accordance with SFAS 123R, the Company recorded $220 and $132 of stock-based compensation expense in the statement of operations for Q2 08 and for Q2 07, respectively, in the following expense categories:

	Q2 08	Q2 07
Cost of Goods Sold	$17	$16
Selling, General & Administrative	163	105
Research & Development	40	11

Total	$220	$132

        In accordance with SFAS 123R, the Company recorded $391 and $244 of stock-based compensation expense in the statement of operations for the six month period ended September 30, 2007 ("Fiscal Year to Date 08"or "YTD 08") and for the six month period ended September 30, 2006 ("Fiscal Year to Date 07"or "YTD 07"), in the following expense categories:

	YTD 08	YTD 07
Cost of Goods Sold	$30	$30
Selling, General & Administrative	295	192
Research & Development	66	22

Total	$391	$244

        At September 30, 2007, the total unamortized stock-based compensation is approximately $1,327. The Company will expense that amount over periods ending through June 30, 2013. The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, due to its policy of recording valuation allowances equal to its deferred tax asset.

        In the six months ended September 30, 2007, the Company granted options to purchase a total of 1,693,750 shares of the Company's Common Stock. A total of 426,750 of these options were granted from the Company's 2000 Stock Option Plan (the "2000 Plan"), 1,251,000 of these options were granted from the Company's 2007 Stock Option Plan (the "2007 Plan") and 16,000 of these options were granted from the Company's 2003 Directors Stock Option Plan (the "2003 Directors Plan"). The fair value of these options measured at the option grant date was approximately $1,347, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

September 30, 2007
Risk-free interest rate	4.27% - 4.81%
Expected dividend yield	0%
Expected life	5.5 - 6.75 years
Expected volatility	65% - 70%
Weighted average value grant per share	$0.80

        We account for options issued to directors, non-employees and employees in accordance with the provisions of SFAS 123R. We grant options with vesting periods ranging from immediate to six years. We use the simplified method of calculating the expected option term, which averages an award's weighted average vesting period and its contractual term. The contractual term of our options is ten years. The risk-free rate is based upon the daily Treasury yield curve for a period approximately equal to the expected option term. We used historical data to estimate the expected price volatility and forfeiture rate. The expected dividend yield is 0%, based on our history of not paying dividends.

Income Taxes

        Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts recorded in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The evaluation of the recoverability of any tax assets recorded on the balance sheet is subject to significant judgment. We have provided valuation allowances for all our deferred tax assets to date. During Q2 08, the Company has determined that it had overpaid $180 of its estimated state tax for fiscal 07. The Company recorded a recovery of income taxes in anticipation of filing of its annual state returns later this year.

Results of Operations

Net Sales

Three month period ended September 30, 2007 compared to the Three-month period ended September 30, 2006 in (000's)

        Net sales for the three months ended September 30, 2007, ("Q2 08"), were $3,127, an increase of $836, or 36%, compared to the three-month period ended September 30, 2006 ("Q2 07"). During Q2 08, net sales of medical segment increased by $956, or 60%, to $2,545 and net sales of the industrial segment decreased by $120, or 17%, to $582. Sales by segment and category in Q2 08 and Q2 07 were as follows:

Category	Q2 08	Q2 07	Increase (Decrease)	Percent
Scopes	$1,068	$525	$543	103%
Sheaths	1,213	919	294	32%
Repairs, Peripherals and Accessories	264	145	119	82%

Total Medical	2,545	1,589	956	60%
Scopes	244	345	(101)	(29)%
Repairs, Peripherals and Accessories	338	357	(19)	(5)%

Total Industrial	582	702	(120)	(17)%

Total Sales	$3,127	$2,291	$836	36%

  Medical Sales—Scope Products

        Net Sales of EndoSheaths include products used for the ENT (including TNE) and Urology customers as follows:

Scope Market	Q2 08	Q2 07	Increase (Decrease)	Percent
ENT and TNE	$950	$443	$507	114%
Urology and Other	118	82	36	44%

Total Scope	$1,068	$525	$543	103%

        The primary reason for the rise in sales of products to the medical scope market was an increase in orders from our exclusive distributor in ENT products, Medtronic. We previously sold our ENT products to the international markets through our own network of independent foreign distributors. As of Q1 08, we sell all our ENT products, for the domestic and international markets, to Medtronic. In addition, our investment in a dedicated independent sales force and a new focus on the Urology markets has resulted in an increase in sales to that market as well. Finally, our investment in a dedicated sales force and a new focus on the TNE and Urology markets has also contributed to the increase in sales.

        As a result of the sale of certain assets of our ENT EndoSheath business to Medtronic, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of Medtronic over which we have limited control.

  Medical Sales—EndoSheath Products

        Net Sales of EndoSheaths include products used for the ENT (including TNE) and Urology customers as follows:

Products	Q2 08	Q2 07	Increase (Decrease)	Percent
ENT and TNE	$1,098	$821	$277	34%
Urology and Other	115	98	17	17%

Total Sheaths	$1,213	$919	$294	32%

        Sales of our ENT Sheaths increased in Q2 08, compared to Q2 07, as Medtronic, our exclusive ENT distributor, increased its purchases from us, as part of the Medtronic Transition Agreement of March 26, 2007 that was entered into at the time of the sale of certain assets of our ENT EndoSheath business to Medtronic.

        The increase in sales of Urology sheaths reflects our continued focus on this part of the medical segment. In May 2006, we terminated our distribution agreement with Medtronic Inc. (the "MGU Agreement"). We decided to explore other forms of distribution for our Slide-On EndoSheath flexible cystoscopy System ("CST-2000" and "CST-2000A", together referred to as "CST"), including utilizing a network of independent sales representatives. Although this network has continued to expand during FY 08, we believe it will take an additional 9 to 12 months to complete the build up of an effective independent sales representative network. Although current performance reflects an increase in sales as a result of these efforts, we will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

        We believe the CST EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient.

  Medical Sales—Repairs, Peripherals and Accessories

        Sales of peripheral and accessory products increased in Q2 08, compared to Q2 07, due primarily to the higher demand for our medical scopes.

Industrial Segment

        The decrease in net sales of the industrial segment was due to lower demand in the market for new fiberscopes and repairs to fiberscopes.

Six-month period ended September 30, 2007 compared to the Six-month period ended September 30, 2006 in (000's)

        Net sales for the six months ended September 30, 2007, ("YTD 08"), were $5,557, an increase of $1,259, or 29%, compared to the six month period ended September 30, 2006 ("YTD 07"). During YTD 08, net sales of medical segment increased by $1,437, or 49%, to $4,377 and net sales of the industrial segment decreased $178, or 13% to $1,180. Sales by segment and category during YTD 08 and YTD 07 were as follows:

Category	YTD 08	YTD 07	Increase (Decrease)	Percent
Scopes	$1,745	$734	$1,011	138%
Sheaths	2,059	1,878	181	10%
Repairs, Peripherals and Accessories	573	328	245	75%

Total Medical	4,377	2,940	1,437	49%
Scopes	727	684	43	6%
Repairs, Peripherals and Accessories	453	674	(221)	(33)%

Total Industrial	1,180	1,358	(178)	(13)%

Total Sales	$5,557	$4,298	$1,259	29%

  Medical Sales—Scope Products

        Net sales to the medical scope market include products for ENT/ TNE and Urology customers as follows:

Scope Market	YTD 08	YTD 07	Increase (Decrease)	Percent
ENT and TNE	$1,526	$591	$935	158%
Urology and Other	219	143	76	53%

Total Scope	$1,745	$734	$1,011	138%

        The primary reasons for the increase in sales of scope products to the medical markets were: (i) an increase in orders from our exclusive distributor of ENT products, Medtronic, which as of Q1 08, sells our ENT products worldwide. (ii) our investment in a dedicated independent sales force and a new focus on the Urology market has resulted in an increase in sales to that market.

        As a result of the sale of certain assets of our ENT sheath business to Medtronic, the success of our ENT product lines is substantially dependent upon the success of the marketing and sales activities of Medtronic over which we have limited control.

  Medical Sales—EndoSheath Product

        Net Sales of EndoSheaths include products used for the ENT (including TNE) and Urology customers as follows:

Products	YTD 08	YTD 07	Increase (Decrease)	Percent
ENT and TNE	$1,822	$1,705	$117	7%
Urology and Other	237	173	64	37%

Total Sheaths	$2,059	$1,878	$181	10%

        Sales of our ENT Sheath increased in Q2 08, compared to Q2 07, as Medtronic, our exclusive ENT distributor, increased its purchases from us, as part of the Medtronic Transition Agreement of March 26, 2007 that was entered into at the time of the sale of certain assets of our ENT sheath business to Medtronic.

        The increase in sales of Urology sheath products reflects our focus on this medical segment. In May 2006, we terminated our distribution agreement with Medtronic Inc. (the "MGU Agreement"). We decided to explore other forms of distribution for our Slide-On EndoSheath flexible cystoscopy System ("CST-2000" and "CST-2000A", together referred to as "CST"), including utilizing a network of independent sales representatives. Although this network has continued to expand during FY 08 we believe it will take an additional 9 and 12 months to complete the build up of an effective independent sales representative network. Although current performance reflects an increase in sales as a result of these efforts, we will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

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

  Medical Sales—Repairs, Peripherals and Accessories

        Sales of peripheral and accessory products increased in Q2 08, compared to Q2 07, due primarily to the higher demand for our medical scopes

Industrial Segment

        The decrease in net sales of the industrial segment was due to lower demand in the market for repairs to fiberscopes.

Gross Profit

Three month period ended September 30, 2007 compared to the Three-month period ended September 30, 2006

        Gross profit was $878 in Q2 08, an increase of $481, compared to gross profit in Q2 07. Gross profit increased by approximately $367 in the medical segment, and increased by approximately $114 in the industrial segment. Gross profit in the medical segment increased due to higher volume of sales of ENT EndoSheath covers and a higher volume of ENT endoscopes, peripherals and other products. In the industrial segment, the increase in gross profit was due primarily to an increase in efficiency associated with our manufacturing and quality control of endoscopes.

Six-month period ended September 30, 2007 compared to the Six-month period ended September 30, 2006

        Gross profit was $1,820 in YTD 08, an increase of $936, compared to gross profit in YTD 07. Gross profit increased by approximately $630 in the medical segment, and increased by approximately $306 in the industrial segment. Gross profit in the medical segment increased due to higher volume of sales of ENT EndoSheath covers and a higher volume of ENT endoscopes, peripherals and other products. In the industrial segment, the increase in gross profit was due primarily to an increase in efficiency associated with our manufacturing and quality control of endoscopes.

Operating Expenses

Three month period ended September 30, 2007 compared to the Three-month period ended September 30, 2006

  Selling, General and Administrative Expenses

        The increase in selling, general and administrative ("SG&A") expenses in Q2 08 of $820, or 69%, as compared to Q2 07 was due primarily to higher spending for personnel, including salaries and stock-based compensation of approximately $548; higher spending on product promotion and travel related to medical products of approximately $221. The increased level of expense reflects our commitment to prepare the Company's infrastructure to support our future growth.

  Research and Development Expenses

        The increase in research and development ("R&D") expenses in Q2 08 was $525 as compared to Q2 07. This increase was due primarily to additional spending for materials and personnel developing our new lines of videoscope and sheath products. We expect R&D expenses will continue to be higher in FY 08, compared to FY 07, as we increase our efforts to develop this new family of video scopes as well as other new products.

Six-month period ended September 30, 2007 compared to the Six-month period ended September 30, 2006

  Selling, General and Administrative Expenses

        The increase in selling, general and administrative ("SG&A") expenses in YTD 08 of $1,485 as compared to YTD 07 was due primarily to higher spending for personnel, including salaries and stock-based compensation of approximately $824. This increase reflects the addition of new sales and marketing personnel to support and grow our network of independent sales representatives, and the introduction of our new family of video scopes. In addition we had higher spending on product promotion and travel related to medical products of approximately $387; and higher costs for professional fees of approximately $244. The increased level of expense reflects our commitment to prepare the Company's infrastructure to support our future growth.

  Research and Development Expenses

        The increase in research and development ("R&D") expenses in YTD 08 was $750 as compared to YTD 07. This increase was due primarily to additional spending for materials and personnel developing our new lines of videoscope and sheath products. We expect R&D expenses will continue to be higher in FY 08, compared to FY 07, as we increase our efforts to develop this new family of video scopes as well as other new products.

Operating Income (Loss)

Three month period ended September 30, 2007 compared to the Three-month period ended September 30, 2006

        Operating income (loss) by segment was as follows ($000's):

Segment	Q2 08	Q2 07	Change
Medical	$(2,253)	$(1,247)	$(1,006)
Industrial	4	(139)	143

Total	$(2,249)	$(1,386)	$(863)

        In the medical segment, the improved gross profit was offset by the higher spending for SG&A and R&D, resulting in the increased operating loss for Q2 08. In the industrial segment, the higher gross profit was the primary cause for the slight increase in profit in Q2 08.

Six-month period ended September 30, 2007 compared to the Six-month period ended September 30, 2006

        Operating income (loss) by segment was as follows ($000's):

Segment	YTD 08	YTD 07	Change
Medical	$(3,907)	$(2,294)	$(1,613)
Industrial	17	(296)	313

Total	$(3,890)	$(2,590)	$(1,300)

        In the medical segment, the improved gross profit was offset by the higher spending for SG&A and R&D, resulting in the increased operating loss for YTD 08. In the industrial segment, the higher gross profit was the primary cause for the slight increase in profit in YTD 08.

Liquidity and Capital Resources

        At September 30, 2007, our principal source of liquidity was working capital of approximately $25.7 million, including $22.8 million in cash and short term investments.

        Our cash and cash equivalents decreased by approximately $27.3 million in the six months ended September 30, 2007, due primarily to cash used for investing activities of approximately $23.2 million (including a $1 million investment in MINOS); cash used for operations of approximately $4.1 million (including $0.5 million transferred out for the BEST DMS acquisition), and the purchase of short term investments of $21.1 million. We expect that our current balance of cash and short term investments will be sufficient to fund our operations for at least the next twelve months.

        In April 2007, we executed a definitive investment agreement under which Vision-Sciences acquired a strategic interest in Minos Medical, Inc. ("Minos"). Minos is a privately held California based development stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopy Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate incision-less surgical procedures. We invested $1 million in cash and have agreed to expend $165 thousand in development costs in collaboration with Minos to exploit a specific common surgical procedure in exchange for 30% of their issued and outstanding capital stock, which is included in equity investments. We accounted for this transaction on our Balance Sheet as an Equity Investment.

        We have incurred losses since our inception, and losses are expected to continue at least during FY 08. We have funded the losses principally with the proceeds from public and private equity financings, and the sale of certain assets to Medtronic.

        We expect total spending for property and equipment to be approximately $1.5 million for FY 08.

        We conduct our operations in certain leased facilities. These leases expire on various dates through August 31, 2010. In addition, we have operating leases for certain office equipment. At September 30, 2007, the minimum lease and rent commitments are as follows:

Fiscal Year	Commitments
2008	$301
2009	400
2010	339
2011	117

Total	$1,157

        We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective April 1, 2007, we adopted FIN 48 and there was no impact on our financial position and results of operations.

        In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of its fiscal year ended March 31, 2008. The adoption of SFAS 155 did not have an impact on our consolidated financial statements and we do not currently use any financial derivative instruments.

        In September 2006, the FASB issued SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires public entities with defined benefit pension plans and other postretirement plans to fully recognize, as an asset or a liability, the over funded or under funded status of its benefit plans in its 2006 balance sheet. SFAS 158 did not have an impact on our consolidated financial statements as we have no defined benefit pension or other postretirement plans.

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006.

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

        In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund ("USF") contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-03 did not have an impact on our results of operations.

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

Foreign Currency Exchange

        We face exposure, due to purchases of raw materials from foreign suppliers, to adverse movements in the value of certain foreign currencies. This exposure may change over time, and could have an adverse effect on our financial results. We may attempt to limit this exposure by purchasing forward contracts, as required. Currently we do not have forward contracts. Most of our foreign exchange liabilities are settled within 90 days of receipt of materials. At September 30, 2007, our liabilities relating to foreign currency were not material.

Item 4.    CONTROLS AND PROCEDURES

a)    Evaluation of Disclosure Controls and Procedures.

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of the end of the three months ended September 30, 2007, are effective.

b)    Changes in Internal Controls Over Financial Reporting.

        There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

        The risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 have not materially changed, with the following exception:

        We currently purchase certain critical components from several single source manufacturers under various supply agreements, and if these manufacturers are unable or unwilling to produce our product requirements in quality and quantity to our satisfaction, our business will be harmed.

        In the medical and the industrial segments, certain critical components of our products, such as image bundles, are currently being purchased solely from a key supplier, which is a competitor of ours. These components are being purchased pursuant to a supply agreement that expires in March 2009. It is subject to termination by mutual consent or upon breach or bankruptcy. Recently, this supplier has advised us that it will not renew the current supply agreement. In addition, this supplier has requested an increase to our current prices. We agreed with the supplier that the current pricing will be effective at least until June 1, 2008. We are still negotiating the effective date of the price increase and the new pricing, in order to avoid a significant impact on our revenues and net income.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        During the six month period ending September 30, 2007, the Company granted options to purchase 1,251,000 shares of Common Stock of the Company to employees and non-employee consultants under the Company's 2007 Stock Incentive Plan. The weighted average exercise price for these options is $1.21, and the contractual term is ten years, subject to the 2007 Plan. The grants of options made during the six month period ending September 30, 2007, were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        N/A.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        We held the 2007 Annual General Meeting of Shareholders (the "Annual Meeting") on August 21, 2007. At the Annual Meeting, the following actions were taken:

1.
The stockholders elected Messrs. Lewis C. Pell and John Wallace as Class I Directors to serve for a three-year term. Holders of 32,170,451 shares of common stock, voted for and holders of 140,133 shares of common stock withheld votes for Mr. Pell. Holders of 32,171,499 shares of common stock voted for and holders of 139,085 shares of common stock withheld votes for Mr. Wallace. In addition to Messrs. Pell and Wallace, Messrs. Anderson, Anstey, Bielke, Oneda and Hadani will continue to serve on the Board of Directors.

2.
The stockholders ratified the selection of BDO Seidman, LLP as the Company's independent auditors for the current fiscal year. Holders of 32,279,244 shares of common stock voted for; holders of 9,256 shares of common stock voted against; and holders of 22,085 shares of common stock withheld votes for BDO Seidman, LLP.

3.
The stockholders approved the 2007 Stock Incentive Plan of the Company. Holders of 20,970,033 shares of common stock voted for; holders of 167,987 shares of common stock voted against; and holders of 2,066,115 shares of common stock withheld votes for approval of the 2007 Stock Incentive Plan.

Item 5.    OTHER INFORMATION

        N/A.

Item 6.    EXHIBITS

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.
Date: November 14, 2007	/s/ RON HADANI Ron Hadani President, CEO (Duly Authorized Officer)
Date: November 14, 2007	/s/ YOAV M. COHEN Yoav M. Cohen Vice President Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

VISION-SCIENCES, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION Item 1: FINANCIAL STATEMENTS VISION-SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
VISION-SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
VISION-SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
VISION-SCIENCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
VISION-SCIENCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 1A. RISK FACTORS
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS
SIGNATURES