Form 10-Q
period 2007-12-31
VISION SCIENCES INC /DE/
filed 2008-02-19
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED December 31, 2007

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

                Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 19, 2008

Common Stock, par value of $.01	35,266,781
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$406,172	$28,955,497
Short term investments	20,197,372	—
Accrued interest receivable	465,573	—
Accounts receivable, net of allowance for doubtful accounts of $150,650 and $129,600, respectively	949,852	1,230,285
Inventories	3,256,880	2,102,757
Prepaid expenses and deposits	750,894	111,282
Total current assets	26,026,743	32,399,821

Property and equipment, at cost:
Machinery and equipment	4,590,953	3,713,074
Furniture and fixtures	287,869	307,961
Leasehold improvements	594,952	591,196
	5,473,774	4,612,231
Less—accumulated depreciation and amortization	4,234,843	4,071,537
	1,238,931	540,694
Goodwill	378,000	—
Equity investment	667,994	—
Other assets, net of accumulated amortization of $70,655 and $66,200, respectively	82,840	62,393
Total assets	$28,394,508	$33,002,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations and note payable	$45,085	$3,785
Accounts payable	472,002	591,166
Accrued expenses	1,533,314	1,443,434
Income taxes payable	—	549,000
Total current liabilities	2,050,401	2,587,385

Long term-debt: capital lease obligations	84,504	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value—
Authorized—5,000,000
Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—35,264,281 shares at December 31, 2007 and 35,243,931 shares at March 31, 2007	352,641	352,438
Additional paid-in capital	77,095,036	76,483,273
Accumulated deficit	(51,188,074)	(46,420,188)
Total stockholders’ equity	26,259,603	30,415,523
Total liabilities and stockholders’ equity	$28,394,508	$33,002,908

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net sales	$2,019,583	$2,215,615	$7,576,984	$6,513,993
Cost of sales	1,504,381	1,922,092	5,241,727	5,335,946
Gross profit	515,202	293,523	2,335,257	1,178,047

Selling, general and administrative expense	1,980,115	1,209,500	5,729,083	3,472,969
Research and development expense	649,689	513,765	2,610,343	1,724,789
Loss from operations	(2,114,602)	(1,429,742)	(6,004,169)	(4,019,711)

Interest income	288,837	27,831	857,949	117,669
Interest expense	(7,011)	(270)	(7,011)	(1,126)
Other income (expense), net	132,036	(2,549)	717,351	(9,429)
Loss in equity investment	(118,912)	—	(332,006)	—
Loss before provision for income taxes	(1,819,652)	(1,404,730)	(4,767,886)	(3,912,597)
Provision for income taxes	(180,000)	—	—	—
Net loss	$(1,999,652)	$(1,404,730)	$(4,767,886)	$(3,912,597)

Basic and diluted net loss per common share	$(0.06)	$(0.04)	$(0.14)	$(0.11)
Shares used in computing basic and diluted net loss per common share	35,266,781	35,166,330	35,266,781	35,161,713

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2007	35,243,931	$352,438	$76,483,273	$(46,420,188)	$30,415,523
Exercise of stock options	20,350	203	20,463	—	20,666
Stock-based compensation	—	—	591,300	—	591,300
Net loss	—	—	—	(4,767,886)	(4,767,886)

Balance, December 31, 2007	35,264,281	$352,641	$77,095,036	$(51,188,074)	$26,259,603

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006
Cash flows from operating activities:
Net loss	$(4,767,886)	$(3,912,597)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	167,761	323,271
Stock-based compensation	591,300	380,603
Loss in equity investment	332,006	—
Changes in assets and liabilities:
Accrued interest receivable	(465,573)	—
Accounts receivable	280,433	335,313
Inventories	(1,154,123)	188,240
Prepaid expenses and deposits	(639,612)	(187,988)
Other assets	(24,902)	—
Accounts payable	(119,164)	(405,198)
Accrued expenses	89,880	192,294
Income taxes payable	(549,000)	—
Net cash used for operating activities	(6,258,880)	(3,086,062)

Cash flows used for investing activities
Purchase of short term investments	(20,197,372)	—
Acquisition of Best DMS assets:	(450,000)
Purchase of property and equipment	(627,286)	(450,344)
Purchase of equity investment	(1,000,000)	—
Net cash used for investing activities	(22,274,658)	(450,344)
Cash flow used for financing activities:
Payments on capital leases	(36,453)	(19,915)
Payments of acceptances payable to a bank	—	(51,584)
Exercise of stock options	20,666	19,576
Net cash used for financing activities	15,787	(51,923)

Net decrease in cash and cash equivalents	(28,549,325)	(3,588,329)
Cash and cash equivalents, beginning of period	28,955,497	6,138,148

Cash and cash equivalents, end of period	$406,172	$2,549,819

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$1,126
Cash paid during the period for income taxes	$549,000	$—
Supplemental noncash transactions
Capital lease - computer equipment	$162,257	$—

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

                The consolidated financial statements included here have been prepared by Vision-Sciences, Inc. and subsidiaries (the “Company” or “we” or “us”) in accordance with generally accepted accounting principles in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) that we consider necessary for a fair presentation of such information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our latest annual report to stockholders. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Our fiscal year-end is on March 31 of each year, and is referred to here as FY 06, FY 07 and FY 08 (our current fiscal year), respectively. All amounts in the financial footnotes, except for share and per share data, are reported in (000’s), unless otherwise indicated. Q3 07 refers to the period from October 1, 2006 to December 31, 2006; and Q3 08 refers to the period from October 1, 2007 to December 31, 2007.

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

c.             Short Term Investments:  The Company classifies investments with original maturities of greater than 90 days in Government Securities and high grade Commercial Paper as Short Term Investments. The Company intends to hold these investments to maturity. The following table summarizes these securities classified as held to maturity:

	(Unaudited)
	December 31, 2007		March 31, 2007
	Fair Value	Cost	Fair Value	Cost
Held to maturity less than one year:
Government securities	$17,850	$17,850	$—	$—
Commercial paper	2,813	2,813

Total short term investments including accrued interest	20,663	20,663	—	—

d.             Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31, 2007 (Unaudited)	March 31, 2007
Raw materials	$1,717	$1,447
Work-in-process	366	273
Finished goods	1,174	383

Total	$3,257	$2,103

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

f.              Basic and Diluted Net Loss Per Common Share:  Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding. For the periods ended  December 31, 2007 and 2006, shares of common stock issuable pursuant to outstanding stock options have not been considered, as their effect would be anti-dilutive.

g.             Revenue Recognition:  The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements and EITF 00-21, Revenue Arrangements with Multiple Deliverables. These pronouncements require that certain criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectability is reasonably assured. The Company recognizes revenue when title and risk of loss passes to the customer, generally upon shipment of products.

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

                In accordance with SFAS 123R, the Company recorded stock-based compensation expense in the statement of operations for Q3 08 and Q3 07, respectively, and YTD FY 08 and YTD FY 07, respectively, in the following expense categories:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Cost of Goods Sold	$18	$15	$48	$45
Selling, General & Administrative	143	97	438	288
Research & Development	39	25	105	48

Total	$200	$137	$591	$381

                At December 31, 2007, total unamortized stock-based compensation is approximately $1,458. The Company will expense that amount over periods ending through June 30, 2013. The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, since it currently has a full valuation allowance against its deferred tax asset.

                In the nine months ended December 31, 2007, the Company granted options to purchase a total of 1,846,250 shares of the Company’s Common Stock to employees, non-employee consultants and directors. The fair value of these options measured at the option grant date was approximately $1,458, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

December 31, 2007
Risk-free interest rate	3.45%-4.81%
Expected dividend yield	0%
Expected life	5.5-6.75 years
Expected volatility	65%-70%
Weighted average value grant per share	$0.83

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

                In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for our fiscal year beginning after November 15, 2007.  Adoption of this statement is not expected to have a material impact on our financial statements or results of operations.

                In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 .. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on April 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on our consolidated financial statements.

3. Stock Option Plans

                Our first stock option plan (the “1990 Plan”) allowed us to grant key employees and non-employee consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. Our Board of Directors (our “Board”) had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Our Board and stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock under the 2000 Plan, of which 5,405 shares remain available for future grants.

                At our annual stockholders meeting, held on August 21, 2007, our stockholders approved our 2007 Stock Incentive Plan (the “2007 Plan”), which was previously approved by our Board.  Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of common stock.  The terms of the 2007 Plan are substantially the same as the 2000 Plan. As of December 31, 2007, there remain 2,646,500 shares available for future grants under the 2007 Plan. We grant options to both employees and non-employee consultants, with vesting periods ranging from immediate to six years. For options granted in the current year, we have chosen to employ the simplified method of calculating the option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our options is ten years.

                A summary of the stock option activity for employees and non-employee consultants under the 1990, 2000 and 2007 plans for the nine months ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March, 31, 2007	4,703,550	$1.47	5.9 years
Granted	1,830,250	1.23
Exercised	(20,350)	1.01
Canceled	(157,500)	1.18

Outstanding December 31, 2007	6,355,950	$1.40	6.7 years

Exercisable December 31, 2007	3,708,950	$1.48

                The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

		Outstanding	Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.79 - $1.05	1,075,000	5.5	$1.03	1,075,000	$1.03
1.06 - 1.31	2,626,950	8.0	1.15	699,200	1.13
1.32 - 1.88	2,250,500	5.7	1.54	1,613,000	1.58
2.05 - 2.28	150,000	7.3	2.13	100,000	2.17
2.70 - 3.69	128,500	6.7	3.51	115,500	3.59
4.00 - 4.30	125,000	6.7	4.18	106,250	4.17
	6,355,950	6.7	$1.40	3,708,950	$1.48

                In July 2003, we adopted, and our stockholders approved, a 2003 Director Option Plan (the “2003 Plan”). The terms of the 2003 Plan are similar to the 1993 Directors Option Plan, and include automatic grants of 4,000 shares to each outside member of our Board on the date of annual meeting of stockholders, so long as such outside director does not hold at that time any outstanding options to purchase Common Stock under the Company’s 1993 Plan, which options are not fully exercisable. Options granted under the 2003 Plan are 100% vested on the date of grant. In January 2008, our Board approved the recommendation of the Executive Committee to change the compensation of our outside directors, and recommended to increase the annual grant to 10,000 options per director, pending stockholder approval. If our annual meeting of stockholders is held in August of each year, and the number of outside directors was unchanged (currently there are five outside directors), we would be required to grant options to purchase an aggregate of 50,000 shares in August of 2008 and 2009. During our FY 08 Annual Shareholders meeting, held in August 2007, we granted 16,000 options to our then four outside directors. As of December 31, 2007, there remain 156,000 shares available for future grants under the 2003 Plan.

                A summary of the Director Option Plans activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2007	88,000	$1.00 - $2.10	$1.41
Granted	16,000	1.41	1.41
Exercised	—	—	—
Canceled	(20,000)	1.50	1.50

Outstanding December 31, 2007	84,000	$1.00 - $2.10	$1.39

Exercisable December 31, 2007	84,000	$1.00 - $2.10	$1.39

                The following table summarizes information about director stock options outstanding and exercisable at December 31, 2007:

		Outstanding	Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.00 - $1.30	40,000	3.7	$1.15	40,000	$1.15
1.41 - 1.49	32,000	9.4	1.45	32,000	1.45
1.92 - 2.10	12,000	7.9	2.03	12,000	2.03
	$84,000	6.5	$1.39	84,000	$1.39

4. Segment Information

                Until the end of our fiscal year ended March 31, 2007, (FY 07), we had three reportable segments: medical, industrial and corporate. Our medical segment designs, manufactures and sells EndoSheath and endoscopes to users in the healthcare industry. Our industrial segment designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries.  Our corporate segment consisted of certain administrative expenses applicable to us as a whole. As of April 1, 2007 (FY 08), we eliminated the corporate segment by consolidating it into the medical and industrial segments.

                In March 2007, we completed the license and sale of certain assets with respect to our ENT sheath business to Medtronic Xomed, Inc. (“Medtronic”, or “MENT”), a wholly-owned subsidiary of Medtronic, Inc. This transaction resulted in a thorough review of our business, including how we evaluate and report our results of operations. In order to enable our Chief Executive Officer to make operating and financial decisions about allocating our resources and assessing performance, effective FY 08, we began operating under two reportable segments, medical and industrial. All expenses formerly reported under the corporate segment are allocated as follows:  95% to the medical segment and 5% to the industrial segment.

                We also changed our method for  inter-segment cost allocations between the medical and the industrial segments. As part of our business review, we examined the resources allocated between departments and changed the allocations accordingly. These changes affect certain expenses such as Cost of Goods Sold (“COGS”), Research and Development (“R&D”) and Sales, Marketing and Administration (“SG&A”).

                We reclassified our FY 07 segment information according to Statement of Financial Accounting Standard 131 (“FAS 131”) to reflect the change in reportable segments. All expenses reported during FY 07 under the corporate segment, were allocated at a rate of 95% to the medical segment and 5% to the industrial segment. We determined, however, that it is impracticable to restate our FY 07 inter-segment allocations.

                FAS 131 provides that if an enterprise changed the structure of its internal organization in a manner that causes the composition of its reportable segments to change, and if segment information for earlier periods, including interim periods, is not restated to reflect the change, the enterprise must disclose in the year in which the change occurs segment information for the current period under both the old basis and the new basis of segmentation, unless it is impracticable to do so. We determined that it is impracticable for us to report our new allocation methodology under the old and new basis, and we are therefore reporting only under the new basis.

                The three segments follow the accounting policies described in the Summary Of Significant Accounting Policies, above.   We evaluate segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment and general corporate assets, such as cash and marketable securities are allocated to each segment. Our segments are described in the following tables:

Three months ended December 31,	Medical	Industrial	BEST	Total
2007 (Q3 08)
Sales to external customers	$1,246	$598	$175	$2,019
(Loss) income from operations	(2,530)	470	(54)	(2,114)
Interest income (expense), net	289	—	—	289
Depreciation and amortization	78	3	—	81
Other significant non-cash items:
Stock-based compensation	197	3	—	200
Loss in equity investment	(119)	—	—	(119)
Expenditures for fixed assets	193	—	72	265
Total assets	25,511	2,753	130	28,394

2006 (Q3 07)
Sales to external customers	$1,535	$681	$—	$2,216
(Loss) income from operations	(1,116)	(314)	—	(1,430)
Interest income (expense), net	28	—	—	28
Depreciation and amortization	102	9	—	111
Other significant non-cash items:
Stock-based compensation	106	31	—	137
Expenditures for fixed assets	105	16	—	121
Total assets	5,937	1,777	—	7,714

Nine months ended December 31,	Medical	Industrial	BEST	Total
2007 (YTD FY 08)
Sales to external customers	$5,623	$1,779	$175	$7,577
(Loss) income from operations	(6,437)	487	(54)	(6,004)
Interest income (expense), net	858	—	—	858
Depreciation and amortization	148	20	—	168
Other significant non-cash items:
Stock-based compensation	582	9	—	591
Loss in equity investment	(332)	—	—	(332)
Expenditures for fixed assets	789	1	72	862
Total assets	25,511	2,753	130	28,394

2006 (YTD FY 07)
Sales to external customers	$4,474	$2,040	$—	$6,514
(Loss) income from operations	(3,449)	(571)	—	(4,020)
Interest income (expense), net	118	—	—	118
Depreciation and amortization	301	22	—	323
Other significant non-cash items:
Stock-based compensation	306	75	—	381
Expenditures for fixed assets	384	66	—	450
Total assets	5,937	1,777	—	7,714

5.  Acquisition

                On October 1, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida-based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test (“Best”) to nursing homes, rehabilitation centers and assisted living settings via our new wholly-owned subsidiary BEST DMS, Inc. At the closing, we paid $450 for the assets and allocated the purchase price as follows: $72 to fixed assets and $378 to Goodwill. This purchase price allocation is preliminary and subject to change (for more information, please refer to Item 2 “Management’s Discussion and Analysis of financial Condition and Results of Operations” below).

6.  Subsequent Events

                On January 7, 2008, we received 510(k) clearance (for a definition of a 510(k) clearance, see below) from the U.S. Food and Drug Administration (“FDA”) to market our new advanced CCD-based digital, video flexible cystoscope, which incorporates an integrated “built–in” light source, eliminating the need for a separate, external light source and light guide cable. Our new cystoscope is the world’s first advanced video-based cystoscope, which is used with our new generation EndoSheath technology, which together provide extraordinary vision and a superior endoscopic system that facilitates quality healthcare.

                A 510(k) is a premarket notification submitted to the FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent (SE), to a legally marketed device that is not subjected to the more stringent premarket approval (PMA) process. Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims. A legally marketed device is (i) a device that was legally marketed prior to May 28, 1976 (pre-amendments device), for which a PMA is not required, or (ii) a device which has been reclassified from Class III to Class II or I, or (iii) a device which has been found SE through the 510(k) process.  The legally marketed device(s) to which equivalence is drawn is commonly known as the “predicate.”  Although devices recently cleared under the 510(k) process are often selected as the predicate to which equivalence is claimed, any legally marketed device may be used as a predicate.  Legally marketed also means that the predicate cannot be one that is in violation of the Federal Food, Drug, and Cosmetic Act.

                Until the submitter receives an order declaring a device SE, the submitter may not proceed to market the device. Once the device is determined to be SE, it can then be marketed in the U.S. The SE determination is usually made within 90 days and is made based on the information submitted by the submitter.

                On January 17, 2008, we filed with the Securities and Exchange a Registration Statement on Form S-8 relating to 4,000,000 shares of our common stock, $.01 par value for issuance under our 2007 Stock Incentive Plan.

                On January 18, 2008, we entered into a $10.0 million revolving line of credit agreement with Merrill Lynch Bank USA (the “Bank”), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the “Loan Agreement”). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.75%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time-to-time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce Fenner, & Smith Incorporated.  Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts.  As of today, we have not requested any advances under the Loan Agreement.

                Our lease for our Natick, MA operations located at 9 Strathmore Road in Natick, MA expires on April 30, 2008.  We are in the process of relocating our Natick operations to our Orangeburg, NY facilities.  This will not be completed until December 31, 2008.  Accordingly, we signed a short term lease to relocate our Natick facility to a near-by location in Natick, MA.

                During this quarter, our dispute with Pentax resulted in a temporary shortage of parts for the manufacturing and repair of fiberscopes. Based on in-house orders at the end of Q3, we calculated that in this quarter, because of the Pentax dispute, we lost revenues for scopes and accessories totaling $756, and repair orders for a total of $26 thousand.

                On February 12, 2008, we reached a satisfactory arrangement for the transition of our supply relationship with Pentax.   Under the terms of the agreement entered into with Pentax, we resolved our pending dispute with Pentax and agreed to dismiss all related legal proceedings over pricing, volumes and delivery schedules for the components supplied by Pentax.  The agreement modified the terms of our Supply Agreement with Pentax, dated March 16, 1992, as amended, by, among other things (i) moving forward the termination date of the supply relationship to February 28, 2009 from March 15, 2009, and (ii) providing an agreed upon purchase order and delivery schedule of components from Pentax through February 28, 2009.

                We expect that the agreement reached with Pentax will enable us to meet our estimated production requirements for fiberscopes over the next twelve months, and will give us sufficient time to secure alternative manufacturing or supply arrangements with respect to the components supplied by Pentax, and to meet our expected future production requirements for fiberscopes. Pentax’s supply arrangement is limited to components used in our fiberscopes only. Pentax does not supply components used in any other of our products, including any of our products under development, or any of our video-based scopes.

                The dispute is partially affecting our Q4 08 Revenues. For more details, please refer to “Item 1. Legal Proceedings” in Part II–Other Information.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

                This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions. These forward-looking statements involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of raw material components, competition, technological difficulties, the completion of obligations under our contract with Medtronic, general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings we made with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

                Our fiscal year-end is on March 31 of each year, and is referred to here as FY 06, FY 07 and FY 08 (our current fiscal year), respectively. Q3 07 refers to the period from October 1, 2006 to December 31, 2006; and Q3 08 refers to the period from October 1, 2007 to December 31, 2007.

                We design, develop, manufacture and market products for endoscopy – the science of using an instrument, known as an endoscope – to provide minimally invasive access to areas not readily visible to the human eye. We now operate in three reporting segments: medical, industrial and BEST DMS.

Medical Segment

                Our medical segment designs, manufactures and sells our Slide-On® EndoSheath® Systems (“EndoSheath” or “Slide-On EndoSheath” or “Sheath”), which consists of our Slide-On EndoSheath sterile disposable covers and our proprietary endoscopes. The insertion tube, which is protected by the Sheath, is the part of the endoscope that enters the patient’s body. The use of a Sheath gives health-care providers several economic advantages, as it allows them to avoid the burdensome cleaning and high-level disinfection required of endoscopes, reduces repair costs to endoscopes caused by exposure to harsh chemicals used in the cleaning and disinfection process, and allows health-care providers to avoid investing in multiple endoscopes. Furthermore, the EndoSheath technology enables physicians to configure their EndoSheath system for specific procedures. For example, in fields like Urology, our EndoSheaths are offered in models with various size channels, which, unlike conventional flexible endoscopes, allow the healthcare provider the ability to customize the insertion tube to the procedure (e.g., diagnostic cystoscopy, which can utilize a small channel, or therapeutic cystoscopy, which requires a larger channel). Our EndoSheath technology also provides a sterile device, offering patients a contaminant-free insertion tube for each procedure. The EndoSheath reduces the risk of cross-contamination from the reuse of conventional flexible endoscopes, which are difficult to clean and disinfect.

Industrial Segment

                Our industrial segment designs, manufactures and markets flexible endoscopes, called borescopes. Our industrial segment also manufactures all the flexible endoscopes marketed through the medical segment. The industrial segment markets are primarily aircraft maintenance, jet engine manufacturing, defense and other specialized industries.

BEST DMS  Segment

Our BEST DMS segment, is a service-based segment,  providing the Bedside Endoscopic Swallowing Test to nursing homes, rehabilitation centers and assisted living settings via our newly formed wholly-owned subsidiary BEST DMS, Inc.

Sales Distribution—Medical Segment

                The end users of our disposable EndoSheaths, flexible endoscopes and related products are otolaryngologists (ear, nose and throat, or ENT, doctors), urologists and gastroenterologists in hospitals, medical clinics and physicians’ offices.

Since September 2003 we have been distributing all of our products for the ENT markets in the United States and Canada through Medtronic ENT (“MENT”, or “Medtronic”), under the MENT Agreement. As part of the license and sale of the ENT sheath business to MENT during March 2007, MENT started the manufacturing of the ENT EndoSheaths and also continues to distribute, market and sell our ENT endoscope line worldwide, on a co-branded basis, through MENT’s global sales force.

                From December 2004 to May 2006, we distributed all of our urology market products in the U.S.A. and Canada through Medtronic USA, Inc. (the Medtronic Gastroenterology/Urology business, or “MGU”). In May 2006, we terminated our distribution agreement with Medtronic Inc. (the “MGU Agreement”). We decided to explore other forms of distribution for our Slide-On EndoSheath flexible cystoscopy System (“CST”), including utilizing a network of independent sales representatives. This network has continued to expand during FY 08, and we intend to continue its expansion during the 4th quarter of FY 08 and beyond. We will continually assess our progress in this area, and could change our direction if a more efficient sales channel, or better arrangements are identified.

Sales Distribution—Industrial Segment

                Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

New Products and Markets

The BEST DMS Acquisition

                On October 1, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida-based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test (“Best”) to nursing homes, rehabilitation centers and assisted living settings via our new wholly-owned subsidiary BEST DMS, Inc.  At the closing, we paid $450 for the assets and allocated the purchase price as follows: $72 to fixed assets and $378 to Goodwill. This purchase price allocation is preliminary and subject to change.

                BEST is a comprehensive dysphagia (swallowing) evaluation, performed by a speech-language pathologist clinically privileged to perform endoscopy. Patients may be recommended for a BEST because of symptoms suggesting swallowing  problems that may include: congestion;  wet-gurggly or weak voice; fever, pneumonia or chronic bronchitis; chronic weight loss and/or a decreasing desire to eat; coughing and/or choking on meals or medications; and pressure in a patient’s chest during eating or drinking.

                The procedure involves inserting an endoscopic tube through the nose and down to the patient’s throat.  The test is mildly uncomfortable at most, with patients feeling like they need to clean their nose of an obstruction.  Most patients report that the uncomfortable feeling subsides in 60-90 seconds as the nasal passage adjusts to the endoscope sitting on the floor of the nose.  Patients suffering from dementia and Alzheimer’s Disease are approached with a special protocol to create a calm and non-threatening environment.

                We believe that the benefits of BEST over other types of instrumentation and evaluations include: No limit on the length of time available during the BEST to diagnose dysphagia accurately; patients are tested with the food and liquid that they consume daily; no X-ray exposure or barium coated food substances are involved; patients can be tested in any position, regardless of contracture, posture or cooperation level; full color view of the swallowing structures; and immediate recommendations to enable quick intervention on behalf of the patients.

                In a dysfunctional swallow, some aspects of a patient’s ability to coordinate a swallow is interrupted or slowed down because of a medical problem or a combination of conditions.  Some common examples include:

•                  Patient has suffers a CVA (cerebral vascular accident or stroke) with hemiparesis (paralysis on one side of the body);

•                  A Parkinson’s disease patient suffers from reduced coordination and chronic fatigue;

•                  A patient with GERD (Gastro Esophageal Reflux Disease) or a Hiatal Hernia, (an abnormal condition in which part of the stomach protrudes upward through the esophagel cleft in the diaphragm, sometimes causing a backflow of acid stomach contents into the esophagus, with or without feeding tube) may be having reflux when the swallow is initiated (food or liquid in essence coming up into the throat while food or liquid is trying to go down to the stomach through the esophagus);

•        Patients with copious secretions, tracheostomy placement, and/or generalized weakness may also be at added risk because of muscular weakness in swallowing, inability to handle their secretions, and lack of sensitivity in the pharynx; and

•        Alzheimer’s or dementia patients may be holding food in the mouth because the swallow is not being stimulated.

BEST DMS is paid directly by the facility where the test is performed. The facilities are reimbursed for the BEST test in a number of different ways, depending on the patient’s type of insurance coverage:

i.                  For Medicare A customers, under PPS, the full cost of the BEST is paid by the nursing facility that contracts for BEST services. The PPS minutes are counted in the RUG level ( level of care for which the patient qualifies);

ii.               For Medicare B customers, the cost of the BEST is  reimbursed by Medicare to the facility.  There may be a co-pay (usually 20%) for which the patient is responsible, just as in speech therapy services;

iii.            For managed care customers, BEST is performed under agreement, and with the approval of the Managed Care Provider. Either the nursing facility contracting for the BEST or the BEST will be reimbursed for the cost of the test; and

iv.           For private insurance customers, the BEST is performed with approval from the insurance company and the facility is reimbursed by the private insurer.

Research and Development

During our current fiscal year (FY 08), we continued to develop and design our new family of videoscopes, with a miniature digital camera mounted on the distal end of the insertion tube. This videoscope line includes the ENT-5000 (Ear, Nose and Throat) videoscope, the TNE-5000 (Transnasal  Esophagoscopy) videoscopes and our Urology’s video-based flexible Cystoscope, the CST-5000. We  plan to launch this family of videoscopes during the end of our current fiscal year (Q4 08).  For the industrial market, we intend to release a new line of video borescopes during towards the end of our next fiscal year.

Our videoscopes all include an integrated “built-in” light source, eliminating the need for an external light source and light guide cable. Our videoscopes are believed to be the first in the world that do not contain difficult-to-clean operating channels associated with scopes from other manufacturers. Instead, our scopes are used in combination with our patented, disposable, sterile Slide-On EndoSheath technology which covers the entire scope, and prevents any contact between the patient and the scope’s insertion tube. Our proprietary EndoSheath technology isolates the endoscope from the patient, and contains a disposable operative channel. This prevents instrumentation and patient tissue biopsies from coming in contact with the reusable scope, in contrast to the built-in channel of conventional scopes from other manufacturers. Our EndoSheath technology eliminates the need for elaborate high-level disinfection between procedures, leading to rapid equipment turnover; reducing capital investment for additional scope inventory; reducing staff exposure to toxic chemicals and dramatically lowering repair and maintenance costs.

                The ENT-5000 flexible video laryngoscope is inserted through the nose down to the throat, providing precise, vivid images of the internal structures of the nasal cavity, vocal folds, larynx and other areas of the throat. The TNE-5000 flexible video transnasal esophagoscope allows  for visualization and diagnosis further down to the esophagus and  the stomach. The CST-5000 flexible video cystoscope provides vivid images of the internal structure of the bladder.

These lightweight videoscopes facilitate diagnostic and therapeutic procedures without general anesthesia or intravenous sedation.  During the procedure, the patient’s comfort is enhanced by the scope’s use of the smallest diameter insertion tube known to date.  The tip of the insertion tube contains a high resolution , tiny CCD (charge coupled device) based video camera, offering a sharp, high-resolution, vibrant full screen image.

Our new videoscope with the EndoSheath technology is poised to replace existing, pervasive fiber-optic technology. While gastroenterologists have been using costly conventional video endoscopes for years, other specialties were forced to use the old fiber technology due to high conversion costs. This is the first time physicians will have the opportunity to have a videoscope uniquely combined with the practice-efficiency of the EndoSheath Technology.

                During Q3, as a result of our dispute with Pentax, we started developing our next generation, improved family of medical and industrial fiber scopes. This new line of fiberscopes, scheduled to be released by the end of our next fiscal year (FY ‘09), will no longer use any Pentax supplied parts.

We are also working on improving our manufacturing processes, which we believe will result in lower costs to produce our endoscopes and EndoSheaths.

In addition to the above research and development projects, we are at various stages of exploration of opportunities in, and development of products for use in the medical fields of gynecology, pulmonology and gastroenterology, among others.

The MINOS Medical Inc. Investment.

In April 2007, we executed a definitive investment agreement under which we  acquired a strategic interest in Minos Medical, Inc. (“Minos”). Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate  surgical procedures that require no incisions. We invested $1 million in cash and have agreed to expend $165,000 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. We accounted for this transaction on our balance sheet as an equity investment.

                N.O.T.E.S. is one of our long term targeted fields, and we are actively looking for acquiring related technologies and product lines. Our investment in Minos is our first publicly announced step towards positioning us in the forefront of this new field. N.O.T.E.S. represents the next generation of surgical procedures, going beyond minimally invasive laparoscopic surgery to achieve surgery without incisions. We are confident that Minos will be a valuable strategic partner for us as we pursue a leading position in the emerging N.O.T.E.S. field.

Other Developments

Earlier in FY 08, an expansion audit was successfully completed in our manufacturing facility in Orangeburg, New York, and we were awarded ISO certification.  This certification allowed us to start shipping scopes from our Orangeburg facility, in addition to shipments from our plant in Natick, Massachusetts.  This development will improve our productivity and reduce our shipping costs.

In October 2007 we announced that we will consolidate all of our operations into our facility in Orangeburg, New York. As a result of this consolidation, we will be closing our facility in Natick, Massachusetts. We will transition this consolidation in a controlled fashion to prevent any disruption of activities. It is expected that the closing of the Natick facility will occur over the next 12 months.

                Consolidating our facilities will allow us to achieve greater efficiencies between our endoscope design and manufacturing activities, currently taking place in Orangeburg, NY, and the EndoSheath design and manufacturing activities, currently taking place in Natick, MA. This is strategically necessary as we prepare for accelerated growth with the introduction of new products and as we enter new markets. Our Research and Development groups will be also able to work more closely, allowing us to accelerate our ability to bring new products to market.

In December 2007, Medtronic also paid us the second installment of the first milestone payment achieved under the Transition Services Agreement with Medtronic.  This agreement requires Medtronic to make certain payments to us based on achievement of certain post-closing milestones related to the transition of manufacturing capability.  We have thus far met the first milestone, for a total of $1,000,000 out of an anticipated total of $4,000,000.

Critical Accounting Policies and Estimates

                This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, see the Notes to the Consolidated Financial Statements included elsewhere herein. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates. Our critical accounting policies include the following:

Revenue Recognition

                We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements and EITF 00-21, Revenue Arrangements with Multiple Deliverables. These pronouncements require that certain basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; (4) collectability is reasonably assured. The Company recognizes revenue when title passes to the customer, generally upon shipment of products.

Options Issued

                Effective April 1, 2006 we began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”). Prior to April 1, 2006, we accounted for stock options according to Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees.

                We adopted the modified prospective transition method and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) amortization related to the remaining unvested portion of all stock options outstanding at March 31, 2006, based on the fair value determined on the grant date in accordance with the original provisions of SFAS 123, and (ii) amortization related to all stock option awards granted subsequent to March 31, 2006, based upon the fair value estimated in accordance with SFAS 123R. The compensation expense for stock-based compensation awards under SFAS 123R is recognized over the vesting period of the options, and includes an estimate for forfeitures.

                In accordance with SFAS 123R, the Company recorded $200 and $137 of stock-based compensation expense in the statement of operations for Q3 08 and for Q3 07, respectively, in the following expense categories:

	Q3 08	Q3 07
Cost of Goods Sold	$18	$15
Selling, General & Administrative	143	97
Research & Development	39	25

Total	$200	$137

In accordance with SFAS 123R, we recorded $591 and $381 of stock-based compensation expense in the statement of operations for the nine month period ended December 31, 2007 (“Fiscal Year to Date 08”or “YTD 08”) and for the nine month period ended December 31, 2006 (“Fiscal Year to Date 07”or “YTD 07”), in the following expense categories:

	YTD 08	YTD 07
Cost of Goods Sold	$48	$45
Selling, General & Administrative	438	288
Research & Development	105	48

Total	$591	$381

                At December 31, 2007, the total unamortized stock-based compensation is approximately $1,458. We will expense that amount over periods ending through June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, due to its policy of recording valuation allowances equal to its deferred tax asset.

                In the nine months ended December 31, 2007, we granted options to purchase a total of 1,846,250 shares of our Common Stock. A total of 426,750 of these options were granted from our 2000 Stock Incentive Plan (the “2000 Plan”), 1,403,500 of these options were granted from the our 2007 Stock Incentive Plan (the “2007 Plan”) and 16,000 of these options were granted from our 2003 Directors Stock Option Plan (the “2003 Directors Plan”). The fair value of these options measured at the option grant date was approximately $1,458, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

December 31, 2007
Risk-free interest rate	3.45%-4.81%
Expected dividend yield	0%
Expected life	5.5 - 6.75 years
Expected volatility	65% - 70%
Weighted average value grant per share	$0.83

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

Income Taxes

                Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts recorded in the accompanying consolidated balance sheets, as well as operating losses and tax credit carry-forwards. The evaluation of the recoverability of any tax assets recorded on the balance sheet is subject to significant judgment. We provided valuation allowances for all our deferred tax assets to date. During Q2 08, we recorded a recovery of income taxes in the amount of $180, in anticipation of filing a certain state annual return during the last quarter of our FY 08.  We have now filed our tax returns for all jurisdictions, and we have recorded the following adjustments: (i) We reversed the above mentioned tax recovery and booked a total of $188 in tax liability; (ii) we booked an additional $31 tax liability for other state jurisdictions; (iii) for federal taxes, we recorded a recovery of income tax of $39. Total net change to our valuation allowance is $180. These tax liabilities stem from our FY 07 net income of $20 million, resulting from our sale of certain assets to Medtronic.

Results of Operations

Net Sales

Three-month period ended December 31, 2007 compared to the Three-month period ended December 31, 2006 in (000’s)

                Net sales for the three months ended December 31, 2007, (“Q3 08”), were $2,019, a decrease of $197, or (9)%, compared to the three-month period ended December 31, 2006 (“Q3 07”). During Q3 08, net sales of medical segment decreased by $289, or 19%, to $1,246, and net sales of the industrial segment decreased by $83, or 12%, to $598. Sales of our new segment, BEST, contributed $175.  Sales by segment and category in Q3 08 and Q3 07 were as follows:

Category	Q3 08	Q3 07	Increase (Decrease)	Percent
Scopes	$456	$417	$39	9%
Sheaths	488	930	(442)	(48)%
Repairs, Peripherals and Accessories	302	188	114	61%
Total Medical	1,246	1,535	(289)	(19)%

Scopes	423	467	(44)	(9)%
Repairs, Peripherals and Accessories	175	214	(39)	(18)%
Total Industrial	598	681	(83)	(12)%

BEST Services	175	—	175	—
Total Best	175	—	175	—

Total Sales	$2,019	$2,216	$(197)	(9)%

                Medical Sales—Scope Products

                Net Sales to the medical scope market include products used for the ENT (including TNE) and Urology customers as follows:

Scope Market	Q3 08	Q3 07	Increase (Decrease)	Percent
ENT and TNE	$311	$371	$(60)	(16)%
Urology and Other	145	46	99	215%

Total Scope	$456	$417	$39	9%

Overall scope sales increased from $417 to $456 mainly due to more than doubling our sales to the Urology market. The increase was offset by a reduction of 16% in ENT scope sales, resulting from a shortage of parts from Pentax. During this quarter, our dispute with Pentax, (which was settled on February 12, 2008 – please refer to “Item 1. Legal Proceedings” in Part II-Other Information), resulted in a temporary shortage of parts for the manufacturing and repair of fiberscopes. Based on in-house orders at the end of Q3 08, we calculated that in this quarter, because of the Pentax Dispute we lost revenues for scopes and accessories totaling $756, and repair orders for a total of $26.

Our ENT scopes are marketed globally by MENT. As a result of our exclusive ENT distribution agreement with MENT, the success of our ENT endoscope lines depends substantially upon the success of the marketing and sales activities of MENT, over which we have limited control.

                Medical Sales—EndoSheath Products

                Net Sales of EndoSheaths include products used for the ENT (including TNE) and Urology customers as follows:

Products	Q3 08	Q3 07	Increase (Decrease)	Percent
ENT and TNE	$343	$884	$(541)	(61)%
Urology and Other	145	46	99	215%

Total Sheaths	$488	$930	$(442)	(48)%

                Sales of our ENT sheaths decreased in Q3 08, compared to Q3 07, as MENT decreased its purchases from us, as a result of commencing its own manufacturing of certain ENT sheaths as part of the Medtronic Transition Agreement of March 26, 2007. As of December 2007, MENT ceased its orders of ENT Sheaths from us.

                The increase in sales of Urology sheaths reflects our continued focus on this part of the medical segment. In May 2006, we terminated the MGU Agreement. We decided to explore other forms of distribution for our Slide-On EndoSheath flexible cystoscopy System, including utilizing a network of independent sales representatives. This network has continued to expand during FY 08, and we will continue to expand it during the fourth quarter of FY 08 and beyond. Although current performance reflects an increase in sales as a result of these efforts, we will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful.

                We believe the CST EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient.

                Medical Sales—Repairs, Peripherals and Accessories

                Sales of peripheral and accessory products increased in Q3 08, compared to Q3 07, due primarily to the higher demand for our medical scopes.

Industrial Segment

                The decrease in net sales of the industrial segment was due to lower demand in the market for new fiberscopes and repairs to fiberscopes.

Nine-month period ended December 31, 2007 compared to the Nine-month period ended December 31, 2006 in (000’s)

                Net sales for the nine months ended December 31, 2007 (“YTD 08”), were $7,577, an increase of $1,063, or 16%, compared to the nine month period ended December 31, 2006 (“YTD 07”). During YTD 08, net sales of medical segment increased by $1,149, or 26%, to $5,623; net sales of the industrial segment decreased by $261, or 13%, to $1,779.  Net sales of the new BEST segment contributed $175.  Sales by segment and category during YTD 08 and YTD 07 were as follows:

Category	YTD 08	YTD 07	Increase (Decrease)	Percent
Scopes	$2,454	$1,070	$1,384	129%
Sheaths	2,007	2,788	(781)	(28)%

Repairs, Peripherals and Accessories	1,162	616	546	89%
Total Medical	5,623	4,474	1,149	26%

Scopes	1,151	1,152	(1)	(0)%
Repairs, Peripherals and Accessories	628	888	(260)	(29)%
Total Industrial	1,779	2,040	(261)	(13)%

BEST Services	175	—	175	—
Total Best	175	—	175	—

Total Sales	$7,577	$6,514	$1,063	16%

Medical Sales—Scope Products

                Net sales to the medical scope market include products for ENT/ TNE and Urology customers as follows:

Scope Market	YTD 08	YTD 07	Increase (Decrease)	Percent
ENT and TNE	$2,071	$916	$1,155	126%
Urology and Other	383	154	229	149%

Total Scope	$2,454	$1,070	$1,384	129%

                The primary reasons for the rise in sales of products to the medical scope market were (i) an increase in orders (earlier in this fiscal year) from our exclusive distributor for ENT products, MENT, and (ii) the increase of sales of Cystoscopes as a result of the growth of our sales force. We previously sold our ENT products to the international markets through our own network of independent foreign distributors. As of Q1 08, we sell all our ENT products for the domestic and international markets through MENT, our global ENT scope distributor.

                As a result of our exclusive ENT distribution agreement with MENT, the success of our ENT endoscope lines is substantially dependent upon the success of the marketing and sales activities of MENT, over which we have limited control.

During this quarter, our dispute with Pentax, (which was settled on February 12, 2008 - please refer to “Item 1. Legal Proceedings” in Part II- Other Information, resulted in a temporary shortage of parts for the manufacturing and repair of fiberscopes. Based on in-house orders at the end of Q3 08, we calculated that in this quarter, because of the Pentax dispute we lost revenues for scopes and accessories totaling $756, and repair orders for a total of $26.

                Medical Sales—EndoSheath Product

                Net Sales of EndoSheaths include products used for the ENT (including TNE) and Urology customers as follows:

Products	YTD 08	YTD 07	Increase (Decrease)	Percent
ENT and TNE	$1,624	$2,634	$(1,010)	(38)%
Urology and Other	383	154	229	149%

Total Sheaths	$2,007	$2,788	$(781)	(28)%

                Sales of our ENT Sheath decreased in the first 9 months of FY 08 vs. FY 07, by $1,010, or 38%, as MENT decreased its purchases from us, as a result of commencing its own manufacturing of certain ENT sheaths as part of the Medtronic Transition Agreement of March 26, 2007. As of December 2007, MENT ceased its orders of ENT Sheaths from us.

                The increase in sales of Urology EndoSheath products, by $229, or 149% reflects our focus on this medical segment. In May 2006, we terminated the MGU Agreement with Medtronic, Inc. We decided to explore other forms of distribution for our Slide-On EndoSheath flexible cystoscopy System, the CST-2000 and the CST-2000A, including utilizing a network of independent sales representatives. Although this network has continued to expand during FY 08 we believe it will take an additional 9 to 12 months to complete the build up of an effective independent sales representative network. Although current performance reflects an increase in sales as a result of these efforts, we will continually assess our progress in this area, and could abandon our efforts if they do not prove to be successful during that time frame.

                We believe the CST EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient. Use of our CST cystoscope with the Slide-On EndoSheath sterile, single-use cover, also avoids the need to reprocess endoscopes with harsh chemicals, one of which has been contraindicated for use on patients with bladder cancer.

                Medical Sales—Repairs, Peripherals and Accessories

                Sales of peripheral and accessory products increased in Q3 08, compared to Q3 07, is directly correlated to the higher demand for our medical scopes

Industrial Segment

                The decrease in net sales of the industrial segment was due to lower demand in the market for new borescopes and repair services.

Gross Profit

Three-month period ended December 31, 2007 compared to the Three-month period ended December 31, 2006

                Gross profit was $515 in Q3 08, an increase of $222, compared to gross profit in Q3 07. For this quarter, gross profit for the medical segment was a loss of $150, Industrial segment contributed $597 and BEST contributed $68. Gross profit as percent of net sales was 25% in Q3 08 vs. 13% in Q3 07.

Nine-month period ended December 31, 2007 compared to the Nine-month period ended December 31, 2006

                Gross profit was $2,335 in YTD 08, an increase of $1,157 compared to gross profit in YTD 07. Gross profit increased by approximately $1,149 in the medical segment primarily as a result of production efficiencies that were accomplished with increased production, and decreased by approximately $60 in the industrial segment due to lower sales. BEST contributed $68. Gross profit as a percent of net sales was 31% in YTD 08 vs. 18% in YTD 07.

Operating Expenses

Three-month period ended December 31, 2007 compared to the Three-month period ended December 31, 2006

                Selling, General and Administrative Expenses

                Selling, general and administrative (“SG&A”) expenses in Q3 08 were $1,980, an increase of $771, or 64%, compared to Q3 07.  This increase resulted primarily from higher spending for personnel, including salaries and stock-based compensation, of approximately $143, $85 in legal expenses related to the Pentax dispute and $122 from the BEST segment.  The increased level of expense reflects our commitment to establish the company’s infrastructure to support our projected future accelerated growth.

                Research and Development Expenses

                Research and development (“R&D”) expenses in Q3 08 were $650, an increase of $136, or 26%, as compared to Q3 07.  This increase resulted primarily from additional spending for materials and personnel developing our new lines of videoscope and EndoSheath products. We expect R&D expenses will continue to increase in FY 08, compared to FY 07, as we are developing a new family of fiberscopes to replace our current fiberscopes, and continue working on the videoscopes as well as other new products.

Nine-month period ended December 31, 2007 compared to the Nine-month period ended December 30, 2006

                Selling, General and Administrative Expenses

                SG&A expenses for YTD 08 were $5,729, as compared to $3,473 YTD 07, an increase of $2,256, or 65%.  The increase resulted primarily from  higher spending for personnel, including salaries and stock-based compensation, of approximately $438.  Personnel expenses growth were mainly for the addition of new sales and marketing personnel to support and grow our network of independent sales representatives, and the introduction process of our new family of videoscopes. In addition, we had higher spending on product promotion and travel related to our medical products of approximately $225, and higher expenses for professional fees of approximately $150. The increased level of expense reflects our commitment to build —up the Company’s infrastructure to support our future growth.  BEST SG&A were $122.

                Research and Development Expenses

                R&D expenses for YTD 08 were $2,610, as compared to $1,725 in YTD 07, an increase of $885, or 51%.  This increase resulted primarily from additional spending for materials and personnel developing our new lines of videoscope and EndoSheath products. We expect R&D expenses will continue to increase in FY 08, compared to FY 07, as we increase our efforts to develop this new family of videoscopes, a new family of fiberscopes to replace our current line of products, as well as other new products.

Loss from Operations

Three-month period ended December 31, 2007 compared to the Three-month period ended December 31, 2006

                (Loss) income from operations by segment was as follows ($000’s):

Segment	Q3 08	Q3 07	Change
Medical	$(2,530)	$(1,116)	$(1,414)
Industrial	470	(314)	784
BEST	(54)	—	(54)

Total	$(2,114)	$(1,430)	$(684)

                In the medical segment, the improved gross profit was offset by the higher spending for SG&A and R&D, resulting in increased loss from operations for Q3 08. In the industrial segment, the higher gross profit was the primary cause for the increase in profit in Q3 08.  The BEST segment increased our loss by $54.

Nine-month period ended December 31, 2007 compared to the Nine-month period ended December 31, 2006

                (Loss) income from operations by segment was as follows ($000’s):

Segment	YTD 08	YTD 07	Change
Medical	$(6,437)	$(3,449)	$(2,988)
Industrial	487	(571)	1,058
BEST	(54)	—	(54)

Total	$(6,004)	$(4,020)	$(1,984)

                In the medical segment, the reduction in gross margin and higher spending for SG&A and R&D, resulted in the increased loss from operations for YTD 08. In the industrial segment, the higher gross profit was the primary cause for the increases in profit in YTD 08.  The BEST segment increased our loss by $54.

Liquidity and Capital Resources

                At December 31, 2007, our principal source of liquidity was working capital of approximately $24.0 million, including $20.2 million in cash and short term investments.

                Our cash and cash equivalents decreased by approximately $28.5 million in the nine months ended December 31, 2007, due primarily to cash used for investing activities of approximately $22.3 million (including a $20.2 million purchase of short term investments and $1 million investment in MINOS); cash used for operations of approximately $6.3 million (including $0.45 million for the BEST DMS acquisition). We expect that our current balance of cash and short term investments will be sufficient to fund our operations for at least the next twelve months.

In April 2007, we executed a definitive investment agreement under which we  acquired a strategic interest in Minos Medical, Inc. (“Minos”). Minos is a privately held California based development stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopy Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate  surgical procedures that require no incisions. We invested $1 million in cash and have agreed to expend $165,000 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. We accounted for this transaction on our Balance Sheet as an Equity Investment.

On January 18, 2008, we entered into a $10.0 million revolving line of credit agreement with Merrill Lynch Bank USA (the “Bank”), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the “Loan Agreement”). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.75%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time to time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts. As of today, we have not requested any advances under the Loan Agreement.

                We have incurred losses since our inception, and losses are expected to continue at least during FY 08. We have funded the losses principally with the proceeds from public and private equity financings, and the sale of certain assets to Medtronic.

                We expect total spending for property and equipment to be approximately $1.5 million for FY 08.

                We conduct our operations in certain leased facilities. These leases expire on various dates through August 31, 2010. In addition, we have operating leases for certain office equipment. At December 31, 2007, the minimum lease and rent commitments are as follows:

Fiscal Year	Commitments
2008	$154
2009	749
2010	346
2011	120

Total	$1,369

                The above table includes a new lease for temporary premises in Natick, MA, which will start on March 1, 2008 and will expire between September and December 2008, which expiration will be determined by the status of relocating our Natick operations to Orangeburg, NY.

                We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

                In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We adopted FIN 48 effective April 1, 2007, and the adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flow.

                In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for our fiscal year beginning after November 15, 2007.  Adoption of this statement is not expected to have a material impact on our financial statements or results of operations.

                In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on April 1, 2009. Earlier adoption is prohibited.  We are currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on our consolidated financial statements.

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

Our Loan Agreement with Merrill Lynch Bank USA described above permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.75%. If interest rates rise unexpectedly, interest we owe on amounts outstanding under the Loan Agreement will increase.  As of today, we have not requested any advances under the Loan Agreement.

Foreign Currency Exchange

                We face exposure, due to purchases of raw materials from foreign suppliers, to adverse movements in the value of certain foreign currencies. This exposure may change over time, and could have an adverse effect on our financial results. We may attempt to limit this exposure by purchasing forward contracts, as required. Currently we do not have forward contracts. Most of our foreign exchange liabilities are settled within 90 days of receipt of materials. As of December 31, 2007, our liabilities related to foreign currency were not material.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

                We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                We carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at that date due to a material weakness relating to a lack of adequate resources within the accounting and finance department, resulting primarily from our newly-hired controller resigned on very short notice to pursue an opportunity closer to his home. The effect of the lack of resources has resulted in certain reviews of financial information not being performed on a timely basis or at all, leading to adjustments being made after the books and records are closed. The term “material weakness” means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. To correct this material weakness we have retained an outside certified public accountant on a consulting basis, and we initiated an employment search process to fill several new staff positions.

                Except as provided in the prior  paragraphs, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                On November 15, 2007, Pentax Corporation (“Pentax”), our sole supplier of certain critical components for our line of fiberscopes informed us that it intended to significantly increase the price and limit the quantities of certain components it supplied to us. We require these components to produce our three models of ENT fiberscopes, our two models of TNE fiberscope, our fiber Cystoscope for the medical segment and some of our borescopes for the industrial segment. Pentax, a competitor of ours and a beneficial owner of approximately 5.0% of our Common Stock, unilaterally took these actions. We concluded that as a result of Pentax’s actions, we would not receive sufficient quantities of components required for the production of these products through at least the third quarter of this fiscal year, which ended on December 31, 2007.

                Pentax has been supplying us with these components pursuant to a Supply Agreement dated March 16, 1992, as amended on October 1, 2002. This agreement has been automatically and continuously renewed since it was executed, and was due to expire on March 2009.  Pentax does not supply, nor does this have any effect on our ability to produce our other products, including our recently introduced family of advanced videoscopes.

                On December 3, 2007, we filed an Arbitration Demand with the International Center for Dispute Resolution of the American Arbitration Association in New York City. As a result of this demand for arbitration, negotiations commenced with Pentax to resolve this dispute. Our goal is to have Pentax supply us with components in the quantities and prices that are necessary to meet our needs based on our forecast for new orders and for repairs. During this period we will seek to develop our next generation line of fiberscopes, and obtain FDA clearance. Since we are still negotiating with Pentax, we are unable at this point to quantify the impact on our revenues and results of operations.

On February 12, 2008, we reached a satisfactory arrangement for the transition of our supply relationship with Pentax. Under the terms of the agreement entered into with Pentax, we resolved our pending disputes and agreed to dismiss all related legal proceedings, over pricing, volumes and delivery schedules for the components supplied by Pentax.  The agreement modified the terms of our Supply Agreement with Pentax, dated March 16, 1992, as amended, by, among other things (i) moving forward the termination date of the supply relationship to February 28, 2009 from March 15, 2009, and (ii) providing an agreed upon purchase order and delivery schedule of components from Pentax through February 28, 2009.

We expect that the agreement reached with Pentax will enable us to meet our estimated production requirements for fiberscopes over the next twelve months, and will give us sufficient time to secure alternative manufacturing, or supply arrangements with respect to the components supplied by Pentax, to meet our expected future production requirements for fiberscopes. Our Q4 08 revenues will be partially impacted by the shortage of Pentax components until we ramp up production to full capacity. Pentax’s supply arrangement is limited to components used in our fiberscopes only.  Pentax does not supply components used in any other of our products, including any of our products under development, or any of our video-based scopes.

Item 1A.  RISK FACTORS

                Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to, and amends and  supersedes, the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

                Our controller position is vacant, and we may have difficulty filling the position. Failure to fill this position may reduce our ability to accurately report our financial results.

                Senior members of our accounting staff, including our controller, have historically coordinated the management and application of our accounting systems and directed our financial activities, including preparing reports which summarize and forecast our business activities, including our financial position in the areas of income, expenses, and earnings, based on past, present, and expected operations.  As a result, our ability to accurately measure our financial activities and manage our growth is largely dependent on the efforts and abilities of our senior accountants.  Our controller, who had been with us for only a short period, recently resigned on brief notice to take a position closer to his home. We are aware, and our auditors have confirmed, that without additional employees to fill our financial and administrative functions, our limited accounting staff represents a risk to the Company's  internal controls.  We are in the process of recruiting qualified additional employees and/or consultants in a financial and accounting capacity.  If we are unable to recruit, hire in the near term and retain qualified employees and/or consultants with financial and accounting functions, it is reasonably likely to materially affect our internal controls over financial reporting.  Even if we are able to retain qualified staff in this capacity, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the desired objectives are met.  The market for qualified management-level accounting personnel is very competitive and we can make no assurance that we will be able to quickly hire a controller with appropriate qualifications. Although we have retained outside staff on a consulting basis for the interim, a failure to hire a controller with appropriate qualifications in the near future may have a material adverse effect on our ability to manage our accounting activities, report our results and complete our required filings in a timely manner.

                We currently purchase certain critical components from several single source manufacturers under various  supply agreements, and if these manufacturers are unable or unwilling to produce components, meeting our specifications in quantities that meet our production needs, our business will be harmed.

We currently purchase certain critical components from several single source manufacturers under various supply agreements, and if these manufacturers are unable or unwilling to produce components, meeting our specifications in quantities that meet our production needs, our business will be harmed.

In our the medical and the industrial segments, we purchase certain critical components for the majority of fiberscopes, such as image bundles, solely from a key supplier, Pentax, which is a competitor of ours. These components are being purchased pursuant to a supply agreement now due to expire in February 2009. Although we recently settled our dispute with Pentax, our agreement with them ends in one year and will not to be renewed.

We believe that while substitute components, which are currently produced by sources other than Pentax, will be available, and we are starting the design a new line of fiberscopes, a process which requires additional regulatory clearances. Moreover, these substitute components may not be immediately available in quantities and the quality needed by us. Our inability to obtain a sufficient quantity of such critical components on favorable terms and to obtain the required regulatory clearances for our new line of fiberscopes soon enough to permit us to produce them in sufficient quantities to meet customer demand could materially adversely affect our business.

With respect to our new, digital, video-based flexible scopes, we also depend on several single source manufacturers for certain critical components.  The success of our new videoscopes will depend in part, on our ability to manufacture these videoscopes in sufficient quantities to meet customer demand.  The failure or inability of one of these key suppliers to meet our production and quality needs could have a material adverse effect on the sales of our new videoscopes, their acceptance into the marketplace and our long term prospects.

                We expect gross margin to vary over time, and our level of product gross margin may not be sustainable

                Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

                       •      Changes in customer, geographic, or product mix

                       •      Introduction of new products, including the introduction of the new family of videoscopes

                       •      Our ability to reduce production costs

                       •      Our entry into new markets, including markets with different pricing and cost structures, through acquisitions, such as our acquisition of the assets of BEST Dysphasia, Inc., or internal development

                       •      Increases in material or labor costs

                       •      Changes in shipment volume

                       •      Loss of cost savings due to changes in component pricing including the affect of foreign exchange rates for components purchased overseas

                       •      Increased price competition, especially due to the anticipated introduction of our family of videoscopes

                       •      Changes in distribution channels

                       •      Increased warranty costs

                We depend on a small group of independent distributors for all of our revenues, and this dependence is likely to continue in the future.  Although we intend to expand this group, there is no assurance that we will be able to manage them.

                In our medical and industrial segments, we depend on distributors of medical devices and supplies and industrial equipment, respectively, for all of our product sales.  Other than our ENT distributor, Medtronic, we do not have long-term contracts with our distributors, but rather typically sell to them on a unit-by-unit basis. We expect this relatively small  group of distributors, which may change from year to year, to generate all of our product-sales revenue.  We cannot assure you that any distributor will continue to purchase our products at the same levels as in prior years or that such relationships will continue. We expect that in any given period a relatively small, and changing, number of distributors will continue to account for all of our product-sales revenues.

                Further, although we intend to significantly expand our current network of distributors, there is no assurance that we will succeed in doing so in the short term.  As we expand our distribution network, our inability to effectively manage this larger group may adversely impact our reputation among end users of our products, interfere with our ability to service existing customers and reduce our revenues from product sales, as further described below.

                We need to expand our urology outside sales force  to maintain and grow our business and product-sale revenues. Our failure to expand and maintain an effective sales force or successfully develop our relationship with other distributors, may materially and adversely affect our business, prospects and brand.

                We currently market and sell our existing fiber-scopes for our ENT business through a single distributor, Medtronic, and our other scopes through other outside distributors and sales representatives. As part of our growth plan, we intend to increase the number of distributors we utilize to distribute our fiberscopes and videoscopes.  We have limited experience in managing a large sales force and distributor network. We cannot assure you that we will be able to maintain an effective sales force or successfully develop our relationships with third-party, outside distributors. If we fail to do any one of those, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our sales force and distribution network is also likely to require a significant investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

                If we fail to effectively manage our distribution network, our business, prospects and brand may be materially and affected by actions taken by our distributors.

                We have a limited ability to manage the activities of our third-party, outside distributors, who are independent from us. Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

•                  sell products that compete with our products in breach of their non-competition agreements with us;

•                  fail to adequately promote our products; or

•                  fail to provide proper service to our end-users.

                Failure to adequately manage our distribution network, or the non-compliance of our distributors with their obligations under distribution agreements with us, could harm our corporate image among end users of our products and disrupt our sales, resulting in a failure to meet our sales goals. Although we do not have significantly large overseas sales, foreign governments have increased their anti-bribery efforts in the healthcare sector to reduce improper payments received by hospital administrators and doctors in connection with the purchase of pharmaceutical products and medical devices. To our knowledge, none of our distributors engages in corrupt practices. However, our distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products which would adversely affect our corporate image and business.

                If we fail to increase awareness and acceptance of our new videoscope system in the medical community, we will not be able to grow or even sustain our business.

                Our new, digital, video-based flexible scopes, which come with an integrated “built-in’’ light source, eliminating the need for a separate camera head, light cable and optical coupler, use new  CCD technology, as opposed to older fiber-optic technology. To penetrate the potential market for this family of videoscopes, we must increase market awareness and use of our new technology, which depends on, among other things, the following:

•                  the general levels of awareness and acceptance in the medical community of our family of videoscopes;

•                  the effectiveness of our videoscope system, which we intend to further refine through research and development activities;

•                  the relative costs and benefits of treatment using our videoscope system as compared to other treatments;

•                  the financial or other benefits gained by doctors that use our videoscope with our EndoSheath system;

•                  the amount of resources we have available to increase product awareness and to educate potential purchasers and users of our videoscope system;

•                  our ability to continue to develop and enhance our family of videoscopes;

•                  our ability to provide good technical support and customer service; and

•                  our ability to keep up with technological changes and remain competitive.

                We may not have the financial and operational resources required to promote awareness and acceptance of our new videoscopes systems as widely or rapidly as is necessary to grow or sustain our business. Even if we were to devote a substantial portion of our resources to promoting our product, we may not succeed in raising the levels of awareness and acceptance of our videoscopes as quickly as is necessary to grow or sustain our business, if at all. If we fail to increase awareness and acceptance of our videoscopes in the medical community, we will not be able to grow, or even sustain, our business as planned, harming our financial condition and results of operations.

                We may not succeed in sustaining a market for our new videoscopes.

                Certain of our new line of videoscopes only recently received 510k clearance from the FDA. Going forward, the long-term success of our videoscope system depends on several factors, including our ability to:

•                  successfully promote product awareness of our videoscopes;

•                  competitively price our videoscopes and add-on components;

•                  develop new applications to expand our family of videoscopes;

•                  select effective distributors; and

•                  obtain additional regulatory approvals or clearances for new components or systems in a timely manner.

                Existing videoscope technology is a well-established method for obtaining clinical diagnoses. As a result, our videoscopes are competing in a market in which there are already several established industry players. We cannot assure you that we will be able to successfully market or sell our videoscopes in the future. We also cannot assure you that our videoscopes, or any future enhancements to our videoscopes, will generate adequate revenue to offset our investments and costs in acquiring, developing or marketing our videoscopes. If there is insufficient demand for our videoscopes, our business, financial condition and results of operations may be harmed. In addition, any announcement of new products, services or enhancements by us or our competitors may cause our customers to cancel or postpone purchasing decisions for our existing products in anticipation of these new products, services or enhancements.

                Rapid growth and a rapidly changing operating environment may strain our limited resources.

                Our growth strategy includes our efforts to build our brand, develop new products, increase market penetration of our new videoscopes and develop a new line of fiber-based scopes to replace those manufactured with components supplied by Pentax. This growth strategy requires significant capital resources, and we may not generate an adequate return on our investment. Our growth may involve the acquisition of new technologies, businesses, products or services or the creation of strategic alliances in areas in which we do not currently operate. This could require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. We may also experience difficulties integrating these acquired businesses, products or services into our existing business and operations. The success of our growth strategy also depends in part on our ability to utilize our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success of our growth strategy depends on a number of internal and external factors, such as:

•                  the growth of the market for medical devices and supplies;

•                  our ability to simultaneously develop a new line of fiber-based scopes and expand our videoscope family;

•                  increase customer awareness and acceptance of our products;

•                  continued enhancement of our research and development capabilities;

•                  competition from other manufacturers of these devices; and

•                  competition from other companies that offer these products, many of which are beyond our control.

                We may not be able to implement our growth strategy successfully or manage our expansion effectively.

                Further, as we ramp up our manufacturing operations to accommodate our planned growth, we may encounter difficulties associated with increasing production scale, including shortages of qualified personnel to operate our equipment, assemble our products or manage manufacturing operations, as well as shortages of key raw materials or components for our products. In addition, we may also experience difficulties in producing sufficient quantities of products or in achieving desired product quality. If we are unable to successfully operate and manage our manufacturing operations to meet our needs, we may not be able to provide our customers with the quantity or quality of products they require in a timely manner. This could cause us to lose customers and result in reduced product-sale revenues.

                Our costs could substantially increase if we experience a significant number of warranty claims.

                We provide 12-month product warranties against technical defects of our fiberscopes, and intend to offer a similar warranty for our new line of videoscopes.  Our product warranty requires us to repair defects arising from product design and production process, and if necessary, replace defective components. Historically, we have received a limited number of warranty claims for our fiberscopes, but we are introducing a new line of videoscopes.  The costs associated with our warranty claims have historically been relatively low. Thus, we generally do not accrue a significant liability contingency for potential warranty claims. As we only recently developed our videoscope line, we do not currently have historical data on potential warranty claims.

                If we experience an increase in warranty claims, or if our repair and replacement costs associated with warranty claims increase significantly, we will begin to incur liabilities for potential warranty claims after the sale of our products. An increase in the frequency of warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our financial condition and results of operations.

                New product development in the medical device and supply industry is both costly and labor-intensive and has a very low rate of successful commercialization.

                Our success will depend in part on our ability to enhance our existing products and technologies, through the development of alternate manufacturing lines for our fiberscopes, and to develop and acquire new products, such our videoscopes. The development process for medical technology is complex and uncertain, as well as time-consuming and costly. Product development requires the accurate assessment of technological and market trends as well as precise technological execution. We cannot assure you that:

•                  our product or technology development will be successfully completed;

•                  necessary regulatory clearances or approvals will be granted by the FDA or other regulatory bodies as required on a timely basis, or at all; or

•                  any product or technology we develop can be commercialized or will achieve market acceptance.

                We may also be unable to locate suitable products or technologies to acquire or acquire such products or technologies on commercially reasonable terms. Failure to develop or acquire, obtain necessary regulatory clearances or approvals for, or successfully commercialize or market potential new products or technologies could have a material adverse effect on our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                N/A.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                N/A.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

                N/A.

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

VISION-SCIENCES, INC.

Date: February 19, 2008	/s/ RON HADANI
Ron Hadani President, CEO (Duly Authorized Officer)

Date: February 19, 2008	/s/ YOAV M. COHEN
Yoav M. Cohen Vice President Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)