Form 10-K
period 2008-03-31
VISION SCIENCES INC /DE/
filed 2008-07-03
CIK 894237

Use these links to rapidly review the document
TABLE OF CONTENTS
Part IV
Vision-Sciences, Inc. and Subsidiaries CONSOLIDATED FINANCIAL STATEMENTS as of March 31, 2008 and 2007 and For the Years Then Ended Together with Report of Independent Regi

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-20970

Vision-Sciences, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3430173 (I.R.S. Employer Identification Number)
40 Ramland Road South Orangeburg, New York (Address of principal executive offices)	10962 (Zip Code)

Registrant's telephone number, including area code: (845) 365-0600

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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer" in "accelerated filer" and "smaller filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 28, 2007, the last business day of the registrant's most recently completed second quarter, based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ was $71,928,933. The registrant has no non-voting equity

          Number of shares outstanding of the Registrant's Common Stock as of June 23, 2008: 36,661,899

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2008, are incorporated by reference into Part I and Part III of this Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; changes in economic conditions that may adversely affect the level of demand for our products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Other examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as "expect" "believe", "anticipate", "may", "will", "plan", "intend", "estimate", "could", and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of raw material components, our dependence on certain distributors and customers, competition, technological difficulties, the completion of obligations under our contract with Medtronic Xomed, Inc. ("Medtronic", or "MENT"), general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

  Registered Trademarks, Trademarks and Service Marks

        Vision-Sciences, Inc. and its subsidiaries own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath® and BEST®.

PART I

Item 1.    Business

a.    Corporate Background and History

        This business section should be read in conjunction with our Consolidated Financial Statements attached here as Appendix A, including the related notes. Our fiscal year-end is on March 31 of each year, and is referred to here as Fiscal 2008 ("FY 08") and Fiscal 2007 ("FY 07"), respectively. All amounts in the financial notes except for share and per-share data are reported in ($000's), unless otherwise indicated.

        We ("Vision-Sciences" or the "Company") design, develop, manufacture and market products for endoscopy—the science of using an instrument, known as an endoscope—to provide minimally invasive access to areas not readily visible to the human eye.

        We were incorporated in Delaware in 1987 under the name Machida Incorporated ("Machida"). Since that time, we have acquired by merger Cyberex Corporation (October 1988), Vascu-Care, Inc. (March 1989), and we acquired Opielab, Inc. through a share exchange (September 1990). In December 1990, we changed our name to Vision-Sciences, Inc. ("VSI") and Machida became wholly owned subsidiary. Another VSI subsidiary, Vision Sciences Ltd., an Israeli corporation, has been inactive since the fiscal year ended March 31, 2002.

        VSI primarily operates in the medical segment, while Machida primarily operates in the industrial segment. In October, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test ("BEST") to nursing homes, rehabilitation centers and assisted living, facilities, via our new wholly-owned subsidiary BEST DMS Inc. ("BEST-DMS"). BEST-DMS is our health services segment.

        Our principal executive offices are currently located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600. Our corporate website is www.visionsciences.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

        We now operate in three reportable segments: medical, industrial, and health services

  Corporate Segment Elimination

        Until the end of our fiscal year ended March 31, 2007, (FY 07), we had three reportable segments: medical, industrial and corporate. Our corporate segment consisted of certain administrative expenses applicable to us as a whole. As of April 1, 2007 (FY 08), we eliminated the corporate segment by consolidating it into the medical and industrial segments.

        Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products for a variety of specialties, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology ("Sheath" or "EndoSheath disposable").

        Our long standing primary lines of high-quality fiber-based flexible endoscopes are now augmented with our first generation CCD (charge coupled device) based flexible video endoscope systems, which were announced and cleared for sale by the Food & Drugs Administration ("FDA") in Q3 and Q4 of FY 08. This new high-performance imaging technology platform is expected to redefine our place in the minimally invasive medical devices market. These flexible endoscopes are unlike conventional endoscopes, and when utilized with the EndoSheath technology, offer a multitude of benefits and advantages to the healthcare practice.

        "EndoSheath Endoscopy", the differentiating term given to procedures performed with our unique technology, consists of a reusable flexible endoscope combined with a single-use, sterile, protective sheath. The insertion tube is the part of the endoscope that enters the patient's body. The use of the EndoSheath technology gives health-care providers clinical and economic advantages, as it allows them to avoid the elaborate high level disinfection and sterilization routines required of conventional endoscopes. This design of "always ready" equipment which allows for a rapid and less caustic cleaning process provides a multitude of benefits, such as: less capital inventory investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility, improved staff productivity, and a more practical implementation of office-based endoscopy.

        Our EndoSheath technology allows for unprecedented practice efficiency in a wide array of healthcare settings from private practice to busy academic hospital. In addition, each EndoSheath disposable is a sterile device, providing patients with a contaminant-free insertion tube for each procedure, which reduces the risk of cross-contamination from the reuse of conventional flexible endoscopes, which are impossible to sterilize and disinfect.

        Our industrial segment, through our wholly-owned subsidiary, Machida, Inc., designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities, such as the bore of a gun. Machida's quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. The borescopes are constructed in one of three standard body types, each specifically designed to cover a multitude of needs and applications: Slim Lever, Knob Type, and Battery Operated.

        Our health services segment, through our newly formed wholly-owned subsidiary BEST-DMS, is a service-based segment, providing the Bedside Endoscopic Swallowing Test to nursing homes, rehabilitation centers and assisted living settings. For more information about BEST-DMS, see "Health Services Segment: BEST-DMS".

b.    Segments: Background and Directives

  i.    Medical Segment: Vision-Sciences, Inc.

          a.    Segment Information

  Endoscopy Background

        Endoscopy is a minimally invasive technique used with increasing frequency in several medical applications including a growing number of screening, diagnostic and therapeutic procedures. Subsequent advances in endoscopic technology have also lead to increased use in therapeutic procedures, as a significantly less invasive alternative to more traditional surgical procedures. Endoscopic therapeutic procedures, unlike more traditional "open" surgical procedures, can be performed without a major incision, in most cases without general anesthesia, and are therefore, safer and less expensive than traditional surgical procedures.

        Endoscopic procedures are also typically performed on an outpatient basis, generally involving less recovery time and patient discomfort than traditional surgery. The significant patient benefits and cost savings associated with endoscopy have caused many governmental reimbursement programs and private health insurance plans to encourage the use of endoscopic procedures in a number of medical applications. In many instances, the use of endoscopes allows physicians to receive higher compensation for performing procedures in their offices compared to performing them in hospitals, as a result of insurance providers not having to cover the cost of a hospital visit.

        Flexible endoscopes are tubular instruments that enter the body through a natural orifice, enabling physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic and therapeutic procedures. Flexible endoscopes generally utilize fiber optic bundles or video camera technologies for image production. Physicians can steer the far portion of a flexible endoscope with control levers or knobs on the endoscope's operator body. By maneuvering the tip of the endoscope, physicians can access body regions through lengthy and twisted passageways, and perform a variety of procedures. Most conventional flexible endoscopes contain one or more working channels, which run the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments. Some conventional endoscopes are used for only visualization, and therefore do not have a channel.

        Flexible endoscopes are widely used in hospitals, clinics and physicians' offices, primarily on an outpatient basis. We estimate, based on various industry sources, that over 20 million flexible endoscopic procedures are performed annually in the United States.

  Applications

        While endoscopes are used in a number of specialties and sub-specialties, our flexible endoscopes are currentlydesigned for screening, diagnostic and therapeutic procedures in three primary fields: otolaryngology (ear-nose-throat medicine, or "ENT"), urology, and gastroenterology.

        ENT Endoscopes.    These endoscopes, generally referred to as flexible laryngoscopes and typically without channels, are used for viewing the nose and throat, specifically the larynx for diagnosing throat cancer, chronic cough, hoarseness, sleep apnea, vocal cord dysfunction, and swallowing disorders. We estimate based on industry sources, approximately one million flexible laryngoscopies performed annually in the United States, generally by otolaryngologists and allergists in an outpatient setting within hospitals, clinics and physicians' offices.

        Urology Endoscopes.    These endoscopes, generally referred to as cystoscopes, allow for detailed viewing and access to the lower urinary tract; including the urethra and the bladder. Flexible cystoscopes are commonly used to diagnose and treat bladder cancer, urinary tract infections, incontinence, obstruction of the bladder, prostate cancer symptoms, urinary stones, and to install and remove stents as part of surgical procedures. We estimate based on industry sources, over one million flexible cystoscopies are performed annually in the United States, typically by urologists in an outpatient setting within hospitals, clinics, and physicians' offices.

        Gastrointestinal (GI) Endoscopes.    The three primary endoscopes of this specialty are generally broken out into two areas, upper and lower GI tracts and are commonly referred to as gastroscopes (upper), colonoscopes (lower), and sigmoidoscopes (lower). Gastroscopy (esophagogastrod-uodenoscopy or "EGD") is performed for diagnosing and treating ulcers, intestinal bleeding, esophagitis, gastritis, polyps, cancers, lesions, gastroesophageal reflux disease (GERD), and GI bleeding. Colonoscopy and sigmoidoscopy procedures are performed for diagnosing and treating polyps, colitis (ulcerative or Crohn's), diverticulosis and diverticulitis, bleeding lesions, abdominal symptoms, chronic diarrhea, constipation, or a change in bowel habits, and anemia. Based on a 2006 Frost & Sullivan report, U.S. Endoscope Market, it is estimated that approximately 3.3 million gastroscopies procedures; over 14.2 million colonoscopies (to view the entire large intestine), and approximately 3.0 million sigmoidoscopies (to view the lower part of the colon) are performed in the United States annually. These procedure`s are generally performed in an outpatient setting by gastroenterology physicians and gastroenterology nurse practitioners in hospital, clinic, and physicians' offices.

  Potential Problems with Conventional Flexible Endoscopes

        While endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes (those endoscopes without sterile, disposable EndoSheath technology) may present a number of health risks and problems to both patients and medical personnel. Flexible endoscopes are intended for repeated use in hundreds to thousands of procedures, and depending on the area of use, come in contact with the patient's blood, tissue, mucus, saliva, urine or stool. Conventional flexible endoscopes without EndoSheath technology must therefore be meticulously and manually cleaned and disinfected after each procedure. However, the design of flexible endoscopes makes it difficult to attain high-level disinfection after cleaning. The stringent requirements of cleaning and disinfecting endoscopes (a routine known as "reprocessing") and the limitation of conventional endoscope design presents five basic challenges:

  •
  Patients, and to a lesser degree the physicians and clinical and cleaning staff, may be exposed to the risk of infection from contaminated endoscopes;

  •
  Nurses or other medical personnel who clean conventional endoscopes face health risks from exposure to toxic disinfecting agents used during reprocessing;

  •
  Reprocessing of conventional endoscopes is relatively expensive, time-consuming and arduous;

  •
  Repeated reprocessing of conventional endoscopes subjects the equipment to wear and tear, reducing its useful life and impairing the quality of endoscope function; and

  •
  Time needed to reprocess a conventional endoscope after each use results in a long period of "down time" relative to the actual procedure time. This requires users to buy and maintain multiple endoscopes to compensate for the inefficient equipment downtime.

  Difficulty of Proper Cleaning

        The problems associated with reprocessing conventional flexible endoscopes (endoscopes without EndoSheath technology) can be better understood by examining the reprocessing procedures they require. Reprocessing of conventional endoscopes is generally the responsibility of the nurse, endoscopic assistant, or technician, and is often considered an arduous and meticulous task.

        Proper cleaning of conventional flexible endoscopes, even when done in compliance with the Society of Gastroenterology Nurses and Associates (SGNA) Standards, is difficult to achieve and dependent not just on following meticulous processes, but also on strict quality assurance, process validation, and extensive training personnel responsible for endoscope reprocessing. The design of these conventional endoscopes, which includes channels, joints and crevices, makes it difficult to clean and disinfect all parts of the endoscope. Verification of the efficacy of the reprocessing routine can only be accomplished should the healthcare facility perform microbiological sampling; otherwise it is presumed the reprocessing procedure routines were followed effectively and the reprocessing efficacious. For instance, the SGNA Guidelines state that the "Complex endoscope design features may allow organic debris and microorganisms to accumulate… Biofilm formation may harbor microorganisms making strict and meticulous adherence to reprocessing guidelines imperative in order to prevent cross-contamination between patients and nosocomial infections." The opportunity for human error is always present, especially in the hectic arena of today's healthcare settings. According to the American Society of Gastrointestinal Endoscopy Guideline "Reprocessing failure incidents typically arise as a result of human error, or because of equipment (AER [Automatic Endoscope Reprocessor]) or product (HLD [High Level Disinfection Chemical]) failure." The difficulties of maintaining proper standards and processes becomes even more challenging when the procedures are moved from the hospital setting with their specific personnel and oversight to the outside clinic and private practices.

  Patient to Patient Cross Infection Risks

        Because conventional flexible endoscopes are difficult to clean properly, and reprocessing routines have become more elaborate than ever before, the risk for cross-contamination, or cross-infection between patients, remains a significant concern throughout the infection control community.

        Numerous infectious agents, including pseudomonas, tuberculosis and salmonella, have been reported in the medical literature as having been transmitted to originally uninfected patients through the use of contaminated endoscopes. Professional organizations have considered the overall risk to patient safety low. However, as reported in a 2004 article regarding poor endoscope cleaning from the New York Times, "…some scientists said as many as 470,000 people each year contract infections from endoscopes, though many do not report their illnesses." While the overall documented numbers of transmissions remains relatively low, the exposure rate to patients when there is a break in conventional endoscope reprocessing efficacy is typically very large, sometimes with notification campaigns to patients exposed from a healthcare facility numbering in the thousands.

  Health Risks with Toxic Chemicals

        The conventional endoscope reprocessing procedures required for endoscopes also subject medical personnel (nurses, technicians, and physicians), and to a lesser extent, patients, to health risks such as severe eye, nose and throat irritation, chronic bronchitis, nausea, headaches, asthma, and skin rashes, from exposure to toxic disinfecting agents. Personnel responsible for reprocessing endoscopes may be subjected to the handling of toxic chemicals several times each day. The Occupational Safety and Health Administration (OSHA) has classified the chemical glutaraldehyde, a primary method of endoscope disinfection, as a highly toxic material and requires hospitals, clinics and physicians' offices to maintain strict guidelines for handling and maintaining disinfection areas, such as wearing eye and skin protection, suitable body protection, process enclosures, and costly local exhaust ventilation, which is required to reduce the level of toxic emissions to 0.2 parts per million. Additionally, toxic disinfectants must be disposed of in compliance with applicable environmental laws.

  Practice Inefficiency and the Costs of Inefficiency

        In addition to the health problems posed by the use and cleaning of conventional flexible endoscopes, the required reprocessing routine of this equipment is relatively expensive, time-consuming, and arduous. Depending on the preferred cleaning and disinfection procedure a practice is utilizing following each use of a conventional flexible endoscope (endoscopes without EndoSheath technology), the time the FDA and manufacturers recommend for complete processes may range from 60 minutes to a full 24 hours before a conventional endoscope may be used again. This delay is generally unacceptable for a busy endoscopy practice; therefore, the setting must invest in a significant inventory of conventional endoscopes to allow for an equipment rotation schedule, compensating for the imbalance of a short medical procedure followed by extended equipment unavailability. This system is ingrained in conventional endoscopy practices, which typically must supplement this tight equipment limitation with a patient- scheduling system that accounts for equipment not being ready when the patient is prepared for the procedure. Thus the number of patients receiving conventional endoscopy care each day is often restricted by the limitations of conventional equipment.

        Additionally, the repeated reprocessing in harsh, toxic chemical disinfectants also subjects a flexible endoscope to significant wear and tear, reducing its useful life and impairing the quality of its optics. This often requires a practice to provide significant budget expense to the repair and maintenance to their sizeable inventory of conventional endoscopes.

        Lastly, the trend of moving endoscopy from the traditional hospital setting to the optimal private clinic and office presents staffing limitations. Unlike the hospital, which may have dedicated equipment reprocessing staff, the personnel responsible for cleaning and disinfecting the conventional endoscope equipment in the private setting are often the nurse or an assistant who generally have a significant number of additional responsibilities. We believe this staffing limitation, combined with the challenges of reprocessing conventional endoscopes and the typical budget constraints in a private practice, form a bottleneck and create a problem in providing safe, efficient, necessary healthcare to the general patient population.

  The EndoSheath Endoscopy Solution to the problems with Conventional Flexible Endoscopes

        We believe our EndoSheath technology is the solution to the challenges and problems presented in the section above. By developing a technology that provides two basic fundamentals—simpler and quicker endoscope reprocessing and sterility combined in a single-use device—the limitations of conventional flexible endoscopy can be removed.

        EndoSheath endoscopy differs from conventional endoscopy through the use of a sterile, disposable cover that is placed over the insertion tube (patient contact area) of the endoscope. This provides an effective barrier between the functional endoscope and the patient. The EndoSheath technology is not just a simple cover, but an integrating high-performing disposable, which includes a disposable working channel. This two part system—the reusable endoscope plus the EndoSheath disposable, offers significant advantages to tackling the problems of conventional endoscopes.

        The EndoSheath technology offers these key elements:

        Sterile, Contaminant-Free Patient Contact Areas.    The reusable endoscope never comes in contact with the patient at any point during the procedure. The EndoSheath barrier is designed to prevent not only external contact with the patient material, but its disposable channel carries all the patient tissue material, such as biopsies and aspirated patient fluids.

        Rapid Equipment Turnaround.    Since the flexible endoscope utilizing the EndoSheath technology does not have to undergo the same time-consuming reprocessing routines as conventional endoscopes, the EndoSheath endoscope is ready for the next procedure in typically less than five minutes.

        Less Capital Equipment Costs.    Since an EndoSheath endoscope is essentially ready on a moment's notice, physicians do not have to invest in the extensive inventory of conventional endoscopes necessary to operate the practice. In very busy endoscopy clinics, this capital savings may be very significant.

        Less Maintenance Costs.    Since an EndoSheath endoscope does not undergo the rigorous, caustic reprocessing routine that a conventional endoscope must receive, EndoSheath endoscopes require fewer repairs, and the endoscope has a longer lifetime of use.

        Increased Scheduling Flexibility.    As flexible endoscopy becomes more prevalent, the need for more procedures in a given day has become paramount. EndoSheath endoscopy allows a physician the opportunity, with a single endoscope, to perform upwards to 25 procedures in an eight hour day. We believe that the ability to have a flexible endoscope that is "always ready", provides a unique opportunity to any practice that may see additional patients sent to their practice throughout the day.

        Eliminating Toxic Chemical Exposure.    According to a survey by the Environmental Working Group "…health care workers are still inhaling and absorbing unknown amounts of glutaraldehyde, in common disinfection procedures, at facilities all over the country." EndoSheath Endoscopy does not require reprocessing with glutaradehyde or similarly caustic and toxic chemicals between procedures. Therefore, the exposure to healthcare workers, specifically nurses, can be reduced dramatically.

  EndoSheath Endoscopy Compared To Conventional Endoscopy

        In June 2007 the EndoSheath technology was part of an award-winning clinical study performed at the University of Wisconsin, which focused on the efficacy of our technology in a purely clinical setting.

        The study was conducted at an ambulatory ENT clinic using standard flexible laryngoscopes and the disposable, sterile EndoSheath technology. During the study, one hundred flexible EndoSheath larygoscopies were performed. Each EndoSheath disposable unit was then evaluated for integrity, and each endoscope was evaluated for bacterial contamination after procedural use in patients.

        For the study, each patient-ready endoscope was cultured:

  •
  PRIOR to its use, for a baseline evaluation of insertion tube and control head;

  •
  AFTER use and removal of the EndoSheath barrier; and

  •
  POST REPROCESSING (disinfection).

        Immediately after use, the EndoSheath disposable unit was removed and leak tested, confirming that there were no tears or holes created during use. Additionally, 20 unused sheaths were also leak-tested to assess the possibility of pre-use leaks. All sheaths passed the leak test, confirming no failures. The study showed that following the use of EndoSheath technology the product's recommended cleaning procedure that includes intermediate level disinfection, the scopes were negative for any bacterial presence.

        Carla J. Alvarado, Ph.D., a research scientist in human factors engineering at the Center for Quality and Productivity Improvement, University of Wisconsin-Madison, and lead researcher on the study indicated that in the study results, the laryngoscopes fitted with the sterile EndoSheath technology in combination with thorough post-use cleaning followed by a 70% ethanol wipe, provided a patient ready instrument equivalent to high-level disinfection. In this particular use environment, it provides an alternative to chemicals requiring more time and labor intensive processes. (Dr. Alvarado received the APIC-sponsored 2007 William A. Rutula Award for her abstract. The award is given to an APIC member whose abstract most closely reflects the excellence demonstrated by William A. Rutula, a world-renowned expert in disinfection).

        The premise that our EndoSheath technology as an effective barrier to bacterial presence was validated by this independent study. Along with enhancing healthcare practice efficiency, the technology allows for minimizing patient and employee exposure to harsh chemicals generally required for endoscope reprocessing. We also believe that the compelling data reflects the benefits of our EndoSheath product lines in urology, gastroenterology and future endoscopic applications.

  ii.    Medical Segment: Products

1.    Technology

  Endoscopy Platforms

        We have developed two platforms for flexible endoscopy; video and fiber optic. In FY 08 we introduced our new line of video endoscopes, augmenting our continuing line of fiber optic flexible endoscopes.

        Our lightweight video-based endoscopes facilitate diagnostic and therapeutic procedures with the introduction of the world's smallest diameter insertion tube that contains a high resolution, tiny CCD camera at the tip of the insertion tube, offering a sharp, high definition, vibrant, full screen image. The "5000 Series" of video endoscopes also feature pioneering functional aspects, including the elimination of external light source with integrated LED, industry leading small diameter sizes, and robust durability and lifetime cycling.

        Our fiber optic flexible endoscopes contain state-of-the-art fiber optic imaging systems alongside high-quality functional aspects; such as small diameter insertion tubes, greater than standard angulation, and portability options through the use of a battery-powered light source.

  EndoSheath Technology

        We have developed EndoSheath technology for all of our proprietary endoscopes. EndoSheath technology is made with materials using our own proprietary process that makes them lubricious (smooth), allowing the healthcare practitioner to easily slide and place the EndoSheath disposable onto the insertion tube of an endoscope. In addition, EndoSheath technology has an optically clear window that fits securely over the endoscope tip, providing a clear, non-degraded image. Once installed, the EndoSheath disposable offers a complete barrier between the endoscope and the patient. After the procedure is completed, the EndoSheath disposable easily slides off and is removed from the endoscope and discarded.

        Our EndoSheath technology comes with various size channels, which unlike conventional flexible endoscopes, allow the healthcare provider to customize the insertion tube to the procedure (i.e. diagnostic cystoscopy, or therapeutic cystoscopy, which requires a larger channel). This will enable us to develop more procedure-specific EndoSheath technology without requiring the physician to purchase new capital equipment.

        During FY 08 we also successfully completed viral microorganism barrier testing per FDA guidance for the video-based EndoSheath technology, demonstrating that the Sheath barrier is effective to microorganisms as small as 27 nanometers—the FDA's benchmark for barriers.

2.    Otolaryngology (aka, ENT or Ear-Nose-and-Throat)

        Our flexible laryngoscopes and flexible esophagoscopes are inserted in the nose down to the throat, providing precise, vivid images of the internal structures of the nasal cavity, vocal folds, larynx and other areas of the throat, and with the TNE systems allow excellent visualization further down the esophagus and all the way down to the stomach.

  Endoscopes (Video and Fiber optic Based)

        In FY 08, we received clearance from the FDA to market our new line of advanced digital, video-based flexible endoscopes, which come with an integrated ``built-in" light source, eliminating the need for a separate camera head, light cable and optical coupler. The ENT (Ear, Nose and Throat) and TNE (Trans-nasal Esophagoscopy) scopes are the first two advanced digital endoscopy platforms we introduced.

        We manufacture and continue to sell our ENT fiberscope line. Our line consists of three flexible laryngoscopes: our ENT-2000, a standard for office and hospital based care, our ENT-1000, a small diameter laryngoscope primarily used for small cavity and pediatric procedures, and our ENT-3000, a portable laryngoscope utilizing a battery-powered LED light source, enabling physician freedom in any health care setting.

        Our video and fiber optic ENT endoscopes can be used with and without the EndoSheath technology, as they do not feature any channels and are diagnostic only. We manufacture and sell the TNE-2000D and TNE-2000Bx flexible fiber optic esophagoscopes to be used only with Slide-On EndoSheath technology, which is designed to allow ENT and GI physicians to view the esophagus trans-nasally (through the nose), compared to viewing it trans-orally (through the mouth), as with a conventional gastroscopes. Our TNE fiberscope technology enables physicians to perform examinations in their office of a patient's throat and esophagus for manifestations of gastroesophageal reflux disease ("GERD") and other disorders. In FY 08, we began phasing out production of the TNE-2000 fiber optic series, as we believe the market preference will shift to our newer video-based TNE series for this procedure.

  Video-Based Endoscopes—EndoSheath Technology for Laryngoscopy

        We have developed a family of EndoSheath technology products for use with our own ENT endoscopes (flexible laryngoscopes) and with other manufacturers' ENT endoscopes; our Slide-On ENT EndoSheath technology, our ENT Channeled Sheath technology, and our ENT Sensory EndoSheath technology.

        The ENT Slide-On EndoSheath technology provides a simple barrier between the flexible laryngoscope and the patient.

        The Slide-On ENT Channeled EndoSheath technology contains a 2.0mm channel within the Slide-On EndoSheath disposable, enabling the physicians to perform biopsies or other therapeutic procedures using their conventional (non-channeled) endoscope.

        In general, ENT endoscopes do not contain any channels. Therefore, our basic Slide-On ENT EndoSheath disposables ("ENT SOS") do not contain channels, and it is the only component that comes into contact with the patient. Medtronic has an exclusive, royalty-free license for the worldwide the ENT EndoSheath technology.

        As of November 2007, we discontinued the manufacture of the ENT EndoSheath product line, as the production lines for these products were transferred to Medtronic.

3.    Urology and Uro-Gynecology

        We have developed unique products for Urology with our video and fiber optic based flexible cystoscopes, both utilize the EndoSheath technology. We differentiate our cystoscopy system in a clinical setting by referring to the procedures using our system as EndoSheath Cystoscopy.

        Our cystoscopes consist of two components—a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile, disposable EndoSheath unit. The EndoSheath technology slides easily onto the insertion tube of the cystoscope, and includes not just a covering for the insertion tube, but also its own disposable channel, which may be used for irrigation, suction, and therapeutic tool delivery. The EndoSheath disposable is the only component that comes into contact with the patient, and is discarded of after each procedure.

  Cystoscopes (Video and Fiber optic Based)

        In FY 08 we received 510(k) clearance from the FDA to market our new advanced digital, video-based flexible cystoscope. (The 510K Pre-market Notification—if a manufacturer or distributor of medical devices can establish that a new device is "substantially equivalent" to a legally marketed medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.)

        The CST-5000 is a CCD-based video imaging endoscopy system, which includes an integrated "built-in" LED light source and operates with our streamlined, multi-functional "5000 Series" processor. This streamlined video cystoscopy system eliminates the need for a separate camera head, light source, and video monitor, or the need for the physician to perform the entire procedure reviewing through an eyepiece—such as with fiber-based cystoscopes. The CST-5000 is based on the same technology as the video-based flexible video larynogoscope and video esophagoscope, and is the third in our newly introduced series of proprietary uniquely advanced digital endoscopy systems. These lightweight videoscopes facilitate diagnostic and therapeutic procedures with the introduction of the world's smallest diameter videoscope insertion tube containing a high resolution, miniature CCD camera at the tip of the insertion tube.

        We have developed and continue to market a fiber optic-based flexible cystoscope utilizing the EndoSheath system for use by urologists. In November 2006, we released to the market our latest fiber optic flexible cystoscope, the CST-2000A, which included improvements and enhancements designed to better meet the needs of urologists. Our CST-2000A is also FDA-cleared for procedures in the uterus, commonly referred to as Hysteroscopy and performed by Gynecologists.

  EndoSheath Technology for Cystoscopy

        Currently, two EndoSheath® models are marketed for each cystoscope; a diagnostic sheath with 1.5mm channel size, and a therapeutic sheath with a 2.1mm channel size. This unique feature to our scopes enables urologists the preference of a smaller insertion tube for patient comfort (diagnostic), or a more capable system for all conventional procedures (therapeutic).

4.    Gastroenterology

        We believe that esophagoscopy offers gastroenterologists a practical methodology for diagnosing and treating their patients with esophageal pathology and indications. This methodology requires a trans-nasal approach with a small diameter endoscope (without sedation), rather which a larger gastroscope that requires a trans-oral approach and the patient is sedated. We refer to procedures performed with our technology as "EndoSheath Esophagoscopy".

  Video Based Esophagoscopy System

        In FY 08 we received 510(k) clearance from the FDA to market our new advanced digital, video-based flexible esophagoscope that is utilized with the EndoSheath technology. The TNE-5000 is a CCD-based video imaging endoscopy system, which includes an integrated "built-in" LED light source and operates with our streamlined, multi-functional "5000 Series" processor. This streamlined video-based system eliminates the need for a separate camera head, light source, and video monitor, or the need for the physician to perform the entire procedure reviewing through an eyepiece—which is no longer acceptable practice in gastroenterology. This lightweight videoscope facilitates diagnostic and therapeutic procedures with the introduction of the world's smallest diameter videoscope insertion tube containing a high resolution, miniature CCD camera at the tip of the insertion tube.

  EndoSheath Technology for Esophagoscopy

        Currently, two EndoSheath models are marketed for the video esophagoscope; a diagnostic sheath with 1.5mm channel size, and a therapeutic sheath with a 2.1mm channel size. This unique feature of our Endo Sheath scopes enables gastroenterologists the preference of a smaller insertion tube for patient comfort (diagnostic), or a more capable system for all conventional procedures (therapeutic).

  Sigmoidoscopy

        In Q1 FY 08 we completed a phase-out of our Sigmoidoscopy EndoSheath product line due to limited market performance and the growing trend towards colonoscopy. This was our final product utilizing the first generation EndoSheath technology.

  iii.    Medical Segment: Sales & Marketing

        The end users of our endoscopy systems and our EndoSheath technology, and related products primarily consist of otolaryngologists (ENT doctors), urologists, gastroenterologists, and pulmonologists in hospitals, medical clinics and physicians' offices. However, our devices may also be used by other specialty physicians performing the procedures in alternate settings.

        Since September 2003 we distributed our entire ENT products lines to customers in the U.S. and Canada through Medtronic. As part of our sale of the ENT EndoSheath business to Medtronic in March 2007, Medtronic now distributes, markets, and sells our ENT endoscope line worldwide, on a co-branded basis, through MENT's global sales force. Medtronic is our largest customer, with 76% of our medical segment sales in FY 08.

        We market and distribute our urology and gastroenterology products through our direct marketing organization and our own global network of independent sales representatives and distributor organizations. Domestically, our independent representative network is managed by directly-employed area sales managers. Internationally, we utilize regional or nation-wide distributors who market and distribute our products to their local areas. In Europe, our outside distributors are managed directly from Belgium.

        We periodically evaluate the effectiveness of all our sales channels, and may change them if we believe a different method will increase our revenues.

  International Sales and Sales to Major Customers

        In the medical segment, sales to unaffiliated customers outside of the United States were approximately $580 and $3,733 for FY 08 and FY 07, respectively. The reason for the sharp decline in international sales is that in FY 08 our ENT endoscopes and EndoSheaths sales were made through our exclusive distributor, Medtronic, which sold our products domestically and internationally. However, we shipped all endoscopes products directly to Medtronic in the U.S. and therefore all ENT related sales are reflected as domestic sales. Throughout FY 07, we sold our domestic ENT products (endoscopes and EndoSheaths) to Medtronic, and sold our international ENT through our former independent distributors. Our other non-ENT products were sold internationally through our independent distributors in FY 08 and FY 07.

        FY 08 net sales to Medtronic were $5,276 (53% of the Company's net sales) or 76% of our medical segment net sales. FY 07 net sales to our 3 major customers, Medtronic, Gyrus International, Ltd. and NGC Medical were $3,320, $949 and $664 (35%, 10% and 7% of the Company's net sales, respectively) or 49%, 14% and 10% of our medical segment net sales.

  Backlog

        On March 31, 2008, the medical segment had an order backlog of approximately $590 compared to a backlog of approximately $653 at March 31, 2007. The decrease in the medical segment backlog is primarily due to a shortage of parts supplied by Pentax Corporation ("Pentax"), which we experienced at the end of Q3 and in the first half of Q4. The Pentax shortage was resolved in mid February, 2008, as discussed under "Manufacturing Fiberscopes, Endoscopes, Videoscopes and Peripherals" in this Item 2. We expect to fill our order backlog in FY 09.

  iv.    Medical Segment: Research & Development

        We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

  New Product Development

        During FY 08, we continued to develop and design our new family of videoscopes, with a miniature CCD based digital camera mounted on the far end of the insertion tube. This videoscope line includes the ENT-5000 (Ear, Nose and Throat) videoscope, the TNE-5000 (Trans-nasal Esophagoscopy) videoscopes and our Urology's video-based flexible Cystoscope, the CST-5000. We unveiled this family of videoscopes in several industry trade shows during Q4 08. (For more information on our new family of videoscopes, please refer below to Part II, "Subsequent Events"). For the industrial market, we intend to release a new line of video borescopes during towards the end of our next fiscal year.

        Our videoscopes all include an integrated "built-in" light source, eliminating the need for an external light source and light guide cable. Our videoscopes are believed to be the first in the world that do not contain difficult-to-clean operating channels associated with scopes from other manufacturers. Instead, our scopes are used in combination with our EndoSheath technology which covers the entire scope, and prevents any contact between the patient and the scope's insertion tube.

        The ENT-5000 flexible video laryngoscope is inserted through the nose down to the throat, providing precise, vivid images of the internal structures of the nasal cavity, vocal folds, larynx and other areas of the throat. The TNE-5000 flexible video trans-nasal esophagoscope allows for visualization and diagnosis further down to the esophagus and the stomach. This lightweight videoscope facilitate diagnostic and therapeutic procedures without general anesthesia or intravenous sedation. During the procedure, the patient's comfort is enhanced by the scope's use of the smallest diameter insertion tube known to date. The tip of the insertion tube contains a high resolution, tiny CCD (charge coupled device) based video camera, offering a sharp, high-resolution, vibrant full screen image. The CST-5000 flexible video cystoscope provides vivid images of the internal structure of the bladder.

        We believe that our new family of videoscopes with the EndoSheath technology is poised to replace existing, pervasive fiber optic technology. While gastroenterologists have been using costly conventional video endoscopes for years, other specialties were forced to use the old fiber technology due to high conversion costs. This is the first time physicians will have the opportunity to have a videoscope uniquely combined with the practice efficiency of the EndoSheath Technology.

        During Q3 08, as a result of our dispute with Pentax, we started developing our next generation, improved family of medical and industrial fiberscopes. This new line of fiberscopes, scheduled to be released by the end of FY 09, will not use any Pentax supplied parts.

        In addition to the above research and development projects, we are at various stages of exploration of opportunities in, and development of products for use in the medical fields of urology, gynecology, pulmonology and gastroenterology, among others.

  v.    Medical Segment: The Minos Medical Inc. Investment

        In April 2007, we executed a definitive investment agreement under which we acquired a strategic interest in Minos Medical, Inc. ("Minos"). Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate surgical procedures that require no incisions. We invested $1,000 in cash and have agreed to expend $165 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. Our investment amounted to 30% of the outstanding shares of Minos, and we accounted for this transaction on our balance sheet as an equity investment.

        During the year, the Company recorded its share of equity losses totaling $350, and at March 31, 2008, the Company wrote off its remaining investment balance of $650 due to liquidity issues at Minos. Minos is presently in the process of seeking additional sources of funding for development and for sales and marketing of their new products. In that regard, in early June, Minos received from the FDA a 510K clearance for their initial product, the Megachannel™. The Megachannel is a 22mm diameter flexible tube that rides along with a colonoscope to the target site. Once in place it creates a 20mm working channel (or super highway) that allows rapid access beyond the sigmoid colon.

  vi.    Medical Segment: Competition

        We believe that the primary competitive benefits in the medical market for our flexible endoscopes and EndoSheath technology are the, safety and effectiveness; the optical quality of the products offered; ease of use; product reliability; price; physician familiarity with the manufacturer and its products, and third-party reimbursement policies.

        Our ability to compete in the marketplace is directly affected by several factors, such as our product development and innovation capabilities; our ability to obtain required regulatory clearances; our ability to protect the proprietary technology which our products are based upon; our manufacturing and marketing skills and our ability to attract and retain skilled employees.

        The flexible endoscopes and related products currently sold and under development by us, face global competition primarily from companies such as Olympus, Pentax, Karl Storz GmbH & Co., Stryker Corp., and Gyrus/ACMI which was recently acquired by Olympus. Some of our competitors and some potential competitors may have greater financial resources, research and development personnel, manufacturing and marketing capabilities than we do. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the disinfection process, or significantly improve the current methods of disinfecting flexible endoscopes, may result in competition for our products.

        Our EndoSheath technology platform currently allows us a significant differentiating factor from our competition. Currently, the rest of the endoscope competition has developed only endoscopes that require elaborate and time-consuming disinfection procedures.

  vii.    Medical Segment: Manufacturing

  Disposables (EndoSheath Technology)

        We currently produce the EndoSheath line of disposable sheaths at our Natick, MA facility using raw materials, molded parts and components purchased from independent vendors, some of which are manufactured to our specifications. The EndoSheath line includes products for all markets we currently serve, except for EndoSheaths for the ENT market. In October 2007 we announced that we will consolidate all of our operations into one facility in Orangeburg, New York ("Orangeburg"). As a result we will be closing our facility in Natick, Massachusetts ("Natick"). We will transition this consolidation in a controlled fashion to prevent any material disruption of activities. It is expected that the closing of the Natick facility will occur over the next 12 months. For discussion of the new lease that we have entered into for new premises in Orangeburg, NY, at which we will consolidate all of our operations, see Item 2-Properties, below.

        Until the sale of the ENT EndoSheath assets to Medtronic, we manufactured our ENT EndoSheath technology using proprietary processes, utilizing forming and bonding machines which were manufactured to our specifications. During FY 08, we transferred the manufacturing of the ENT EndoSheath disposable line to Medtronic.

        Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers. We purchase our required components and supplies on a purchase-order basis. We contract with third parties for the sterilization of all of our EndoSheath disposables.

  Fiberoptic Endoscopes, Videoscopes and Peripherals

        We assemble our flexible endoscopes for the medical and industrial segments, and our videoscopes for the medical segment, at our Orangeburg, NY facility, using purchased components and subassemblies, as well as certain proprietary components produced by us. Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers, and we purchase our required components and supplies on a purchase-order basis. For certain critical components we have long term supply agreements, such as with Applitec Corp. Inc, which is based in Israel and Sony Electronic Inc.

        One previous long term agreement was with Pentax, our key supplier of components for our fiber-based flexible endoscopes. In Q3 08 Pentax, advised us that it intended to significantly increase the price and limit the quantities of certain components it supplies to us that are necessary for our fiber-based ENT, TNE and cystoscopes. In Q4 of FY 08, we reached a satisfactory arrangement for the transition of our supply relationship with Pentax. Under the terms of the agreement entered into with Pentax, we ended our dispute and agreed to dismiss all related legal proceedings over pricing, volumes and delivery schedules for the components supplied by Pentax. The agreement modified the terms of our supply agreement with Pentax, by, among other things, (i) moving forward the termination date of the supply relationship to February 28, 2009 from March 15, 2009, and (ii) providing an agreed upon purchase order and delivery schedule of components from Pentax through February 28, 2009. At that time Pentax will no longer be our supplier.

        We expect that the agreement reached with Pentax will enable us to meet our estimated production requirements for fiberscopes until we complete the development of our next generation fiberscope family, which will not use any Pentax parts. Pentax's supply arrangement is limited to components used in our fiberscopes only. Pentax does not supply any components used in any other products, including our new line of video based flexible endoscopes and all new products under development. However, there can be no assurance that we will not experience difficulties or delays in the future with Pentax or other suppliers, as we increase our manufacturing capacity.

  viii.    Medical Segment: Healthcare Reimbursement

        Hospitals, medical clinics and physicians' offices that purchase medical devices such as our EndoSheath technology and flexible endoscopes generally rely on third-party payers, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon factors such as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge and experience of third-party reimbursement practices and advice from consultants in this area, that third-party reimbursement is available for most procedures that utilize our products. However, not all third-party payers will reimburse health-care providers separately for the cost of our EndoSheath disposables.

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

        CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center ("ASC") and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility relative value units to accommodate the overhead costs. If the physician performs the service within a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. The 2008 physician fee schedule did not change significantly from 2007. There was little change in hospital outpatient payments under Medicare, as well. Based upon a review of calendar year 2008 fee schedules for the hospital outpatient and physician payment for procedures that utilize our TNE EndoSheath endoscopy systems, physicians will receive between 49% and 154% more by performing procedures in their offices, than if they performed those procedures in hospitals, due to the increased office expense for the purchase of the device. For a diagnostic cystoscopy, physicians will receive 87% more by doing the procedure in his or her office, than if they performed that procedure in the hospital, again because the increase in fee accommodates the cost of the device purchased by the physician practice.

        We believe that, based upon the resource-based practice expense RVU, the number of procedures performed in non-facility settings will increase. This increase will be due primarily to the increased differential in payments that physicians will receive for performing these procedures. As these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess endoscopes. We believe our EndoSheath technology will provide an economically beneficial alternative to the use of endoscopes without EndoSheath technology based upon the provider not having to purchase multiple conventional endoscopes, expensive sterilizing equipment and supplies, as well as not having to spend valuable time cleaning endoscopes. In addition, we believe that with approximately 79 million people in the United States over the age of 50, there will be an increase in the potential number of procedures that physicians will be performing. We believe our EndoSheath technology, combined with the resource-based system for setting values for physician services, represent a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices.

        There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products, or that the cost of the EndoSheath disposable would be covered by such reimbursement in the future. In addition, reimbursement standards and rates may change. We believe that the inability of users of our EndoSheath technology to obtain adequate reimbursement from third-party payors has had a materially adverse effect on us.

  ix.    Medical Segment: Quality and Regulatory

  FDA Clearance

        The medical products that we currently market and which are under development are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the "FDC Act"), and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the United States. Various states and other countries in which our products may be sold in the future may impose additional regulatory requirements.

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

        If a manufacturer or distributor of medical devices can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of information demonstrating that the device is as safe and effective for its intended use as a legally marketed predicate device.

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

        Flexible endoscopes, EndoSheath technology, and accessory products have been classified by the FDA as Class II devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance, including three of our new video-based endoscopes described above. We expect that we will be required to obtain 510(k) clearance for each additional EndoSheath endoscopy system that we develop in the future, including the new fiberscopes we are designing to replace those manufactured with Pentax components.

  Quality Standards

        In October 2007 we announced that we will consolidate all of our operations into one facility in Orangeburg. As a result we will be closing our facility in Natick. We will transition this consolidation in a controlled fashion to prevent any material disruption of activities. It is expected that the closing of the Natick facility will occur over the next 12 months. For discussion of the new lease that we have entered into for new premises in Orangeburg, NY, at which we will consolidate all of our operations, see Item 2—Properties.

        As part of this consolidation, we recently relocated our Natick facility to a temporary location, and will continue to manufacture there until we move to our new location which is expected to be in December 2008. We have also entered into a lease for new premises in Orangeburg, NY at which we will consolidate our Orangeburg and Natick facilities. For a discussion of this lease, see Item 2—Properties.

        All facilities will continue to operate in compliance with applicable Quality Standards and we intend to maintain all current certifications.

        During April 2007, the Orangeburg facility underwent an expansion audit which was successfully completed, and we were awarded International Organization for Standardization ("ISO") 13485: 2003 certification for this location. This certification allowed us to start shipping scopes from our Orangeburg facility, in addition to shipments from our Natick facility. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA's Quality System Regulations ("QSR"), which regulate their design, manufacturing, testing, quality control and documentation procedures. We are also required to comply with the FDA's labeling requirements, as well as its information reporting regulations.

        In August 2005, our Natick quality system certification was updated to establish conformance with ISO 13485: 2003 and continued conformance with Medical Devices Directive ("MDD") 93/42/EEC and the Canadian Medical Device Regulations ("CMDR"). In addition to the three-year certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system.

        Effective July 1998, our Natick, facility was certified as having established a quality system that meets the requirements of ISO 9001 and EN 46001. In addition, the certification confirmed conformance with the essential requirements of the Council Directive 93/42/EEC, and application of this system at every stage from initial design controls to final product release and distribution.

Subsequent audits resulted in successful certification to ISO 13485: 1996 and the CMDR. During this time period the Orangeburg facility was audited under the Natick quality system and referenced as a second location with limited activities.

        The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements will be monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485, CMDR and MDD status.

  x.    Medical Segment: Business Development

  SpineView Development and Supply Agreement

        On June 19, 2008 we entered into a Development and Supply Agreement (the "SpineView Agreement"), pursuant to which we are to develop and supply a CCD-based video endoscope to SpineView for use with SpineView's products. SpineView is engaged in the development and manufacture of miniature, minimally invasive, disposable spine surgery devices that include reusable endoscopes for visualization and image guidance.

        SpineView agreed to pay us $225 for certain non-recurring engineering costs, and to reimburse us for up to $40 of our out-of-pocket costs. After the completion of certain milestones and delivery of a prototype, SpineView has agreed to place an initial firm order with us for 50 video endoscopes at a purchase price of $27 per unit (the "Initial Order"), for a total of $1,350. Following delivery of the Initial Order, SpineView shall submit a forecast for the following 12 months, of which the first six months will be considered a firm order at a price of $23.5 per video endoscope. Payment for certain of these items is subject to the closing of certain of SpineView's fundraising activities. We are also to be the exclusive supplier to SpineView of visualization means for use with some future SpineView products.

        The initial term of the SpineView Agreement is for four years from the date of delivery of the Initial Order, and will automatically renew for successive one year periods, unless either party gives the other notice of its intention not to renew.

(i)    Industrial Segment: Machida, Inc.

  i.    Segment Information

        Under the Machida name, we design, manufacture and market flexible borescopes. Borescopes are endoscopes used for inspection and quality-control in industrial applications, such as the inspection of aircraft engines and nuclear power plants. Machida was the first to offer a flexible borescope with a grinding attachment, allowing users to "blend" or smooth small cracks in turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay.

  ii.    Industrial Segment: Products

        Machida's borescopes are constructed in a variety of body types, including a portable model; each specifically designed to cover a multitude of needs and applications:

  •
  Modular (MBS)—for borescopes 0.6mm to 2mm in diameter. This is Machida's smallest body type.

  •
  Slim lever—these borescopes are from 2mm to 6mm in diameter; it provides angulations in two directions. Machida's most widely used body type includes high quality optics and illumination.

  •
  Knob—used primarily with 8mm and 11mm insertion tubes, this four-way, ambulating scope is particularly suited for longer, up to 20 feet borescopes. It comes in different configurations, including direct view with different types of covers, side views, with a working channel and with a permanent side-view option.

  •
  Battery Operated Portable Flexible Borescope—a small battery handle attaches to the scope and makes this borescope ideal for field inspections. The borescope kit includes the scope, light guide and sleeve, a light source, battery and handle and a carrying case.

        More information on Machida's products can be found at www.machidascope.com

  iii.    Industrial Segment: Sales & Marketing

        Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

  International Sales and Sales to Major Customers

        In the industrial segment, sales to unaffiliated customers outside of the United States were approximately $810 and $949 for FY 08 and FY 07, respectively, or 30% and 35%, respectively.

        FY 08 sales to Pratt & Whitney, a division of United Technology Corporation, were $497, or 5% of net sales for the industrial segment.

  Backlog

        On March 31, 2008, we had an order backlog of approximately $30, compared to a backlog of approximately $78 at March 31, 2007. The decrease in the industrial segment backlog is primarily due to shortage of Pentax parts, which we experienced at the end of our Q3 and in the first half of Q4. The Pentax shortage was resolved in mid February, 2008. We expect to fill our order backlog in FY 09.

  iv.    Industrial Segment: New Product Development

        With our ability to custom design for specific applications, research and development and new product are a common factor in our business. On wing inspections with blending borescopes have become an indispensable tool for aircraft engine manufacturers. We work closely with Pratt & Whitney, GE, and Rolls Royce to ensure production of the most efficient borescopes for their new engines.

  v.    Industrial Segment: Research & Development

        During FY 09, we plan to leverage Vision-Sciences' videoscope technology, developed for the medical segment, in order to develop a new vide-based borescope for industrial use.

  vi.    Industrial Segment: Competition

        In our industrial markets, we believe that our over 30 year history of product effectiveness, ease of use, product reliability, and price are the principal competitive factors in our success. Among our competitors are Olympus, GE Inspection Services and Karl Storz Industrial.

  vii. Industrial Segment: Manufacturing

        We assemble our borescopes for our industrial segment at our Orangeburg, NY facility, using components and subassemblies that are purchased from independent vendors, as well as certain proprietary components produced by us. There can be no assurance that we will not experience difficulties or delays in the future, as we increase our manufacturing capacity.

  viii. Industrial Segment: Quality and Regulatory

        Unlike our medical scopes, the manufacturing of our Machida scopes is not subject to direct government regulation.

(ii) Health Services Segment: BEST DMS Inc.

  i. Segment Information

        On October 1, 2007, Vision-Sciences purchased the assets of Best Dysphagia Management, Inc., a Florida based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test ("BEST") to nursing homes, rehabilitation centers and assisted living settings via our new wholly-owned subsidiary BEST DMS Inc. The purchase price was $1,500, which was comprised of (a) $450 (the "Initial Purchase Price"), paid at the closing, and (b) earn out payments payable over four years, in an aggregate amount not to exceed $1,050, based on certain milestones being met. The Initial Purchase Price of $450 has been allocated as follows: $135 to fixed assets and $315 to intangible assets. This acquisition will allow Vision-Sciences access to new markets, including the geriatric market, nursing homes and rehabilitation centers, and it is expected to provide a boost to our future growth.

        BEST is a comprehensive dysphagia (swallowing) evaluation, performed by a speech-language pathologist clinically privileged to perform endoscopy. Patients may be recommended for a BEST because of symptoms suggesting swallowing problems that may include: congestion; wet-gurggly or weak voice; fever, pneumonia or chronic bronchitis; chronic weight loss and/or a decreasing desire to eat; coughing and/or choking on meals or medications; and pressure in a patient's chest during eating or drinking.

        The procedure involves inserting an endoscopic tube through the nose and down to the patient's throat. The test is mildly uncomfortable with patients feeling like they need to clean their nose of an obstruction. Most patients' report that the uncomfortable feeling subsides in 60-90 seconds as the nasal passage adjusts to the endoscope sitting on the floor of the nose. Patients suffering from dementia and Alzheimer's disease are approached with a special protocol to create a calm and non-threatening environment.

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

        In a dysfunctional swallow, some aspects of a patient's ability to coordinate a swallow is interrupted or slowed down because of a medical problem or a combination of conditions. Some common examples include:

  •
  Patient has suffered a CVA (cerebral vascular accident or stroke) with hemiparesis (paralysis on one side of the body);

  •
  A Parkinson's disease patient suffers from reduced coordination and chronic fatigue;

  •
  A patient with GERD (Gastro Esophageal Reflux Disease) or a hiatal hernia, (an abnormal condition in which part of the stomach protrudes upward through the esophageal cleft in the diaphragm, sometimes causing a backflow of acid stomach contents into the esophagus, with or without feeding tube) may be having reflux when the swallow is initiated (food or liquid in essence coming up into the throat while food or liquid is trying to go down to the stomach through the esophagus);

  •
  Patients with copious secretions, tracheostomy placement (the construction of an artificial opening through the neck into the trachea, usually for the relief of difficulty in breathing), and/or generalized weakness may also be at added risk because of muscular weakness in swallowing, inability to handle their secretions, and lack of sensitivity in the pharynx; and

  •
  Alzheimer's or dementia patients may be holding food in the mouth because the swallow is not being stimulated.

        BEST-DMS is paid directly by the facility where the test is performed. The facilities are reimbursed for the BEST test in a number of different ways, depending on the patient's type of insurance coverage:

  •
  For Medicare Part A customers, under PPS, the full cost of the BEST is paid by the nursing facility that contract for BEST services. The PPS minutes are counted in the RUG level (level of care for which the patient qualifies);

  •
  For Medicare Part B customers, the cost of the BEST is reimbursed by Medicare to the facility. There may be a co-pay (usually 20%) for which the patient is responsible, just as in speech therapy services;

  •
  For managed care customers, BEST is performed under agreement, and with the approval of the Managed Care Provider. Either the nursing facility contracting for the BEST or the BEST will be reimbursed for the cost of the test; and

        For private insurance customers, the BEST is performed with approval from the insurance company and the facility is reimbursed by the private insurer. BEST-DMS is not dependent on any one customer, and does not have any customer with over 10% of its sales.

        More information on BEST-DMS can be found at www.bestdms.com.

  ii. Health Services Segment: Products/Services

        BEST DMS currently contracts with more than 1,000 nursing homes and provides services in 13 states: New Hampshire, Massachusetts, Connecticut, Rhode Island, New Jersey, Delaware, Maryland, Virginia, North Carolina, Florida, Kentucky, Indiana and Texas. Major corporate contracts (those with more than 50 facilities in their corporate chain) were approved since October 2007, including Sun Health, Kindred Healthcare, Sava Senior Care and Signature Health Care. BEST-DMS expects to close on additional corporate contracts throughout FY 09 and expand its service area to 16 states by the end of FY 09.

        BEST-DMS has also been working on the protocol for provision of services in the Assisted Living Facility ("ALF"), Independent Living Facility ("IL") and Physician's Office. The Beta version of this protocol is running in Florida and is being met with success. As the fastest growing population in healthcare, the aging baby-boomer population is projected to double in the next 10-15 years and will have the need for dysphagia management provided 'where they live' . As a portable diagnostic and therapy company, BEST-DMS is positioning itself for this market through its development of these protocols.

  iii. Health Services Segment: Sales & Marketing

        After the asset purchase by Vision-Sciences, access to endoscopy equipment has become more accessible to BEST-DMS, thereby making the turn-around time for repair and replacement of fiberscopes much shorter. Accordingly, BEST-DMS plans for rapid growth in the states in which we now provide services, by adding additional customers within existing service areas, and opening new areas within those states, in which we currently conduct business.

        As a provider of healthcare services in the rehabilitation arena, BEST-DMS must have a physician's order in order to treat a patient. Sales efforts are therefore focused on educating our primary customers the speech pathologist in the facility, the nursing director, or the physician who writes the order. BEST-DMS has applied to the American Speech-Language-Hearing Association in order to become a CEU (Continuing Education Unit) provider for its education courses. Healthcare workers need a minimum amount of CEU'S every two years in order to renew their licensure. By providing education in dysphasia, and the need to appropriately diagnose patients' conditions, BEST-DMS intends to markets by example.

        Another marketing strategy that BEST-DMS utilizes is state and national convention attendance. We have developed a booth set up that our local speech pathologists can take to their convention. They speak to the speech pathologist that order the test, show them the advances in our equipment and diagnostic set-up, and establish the personal relationships necessary for ongoing business referrals during these conventions.

  iv. Health Services: Strategy

        As we approach a period of anticipated growth during the next few years, we continue to establish ourselves in new areas/states, begin to add additional customers in existing areas and continue research and development of new niches of the population we can serve. It is anticipated that by being the leader in research and development of dysphagia management protocols and diagnostic equipment, BEST-DMS will attain a national name in Dysphagia Management. The growth strategy for the next 4 years calls for a continued expansion across the United States, beginning in those states in which we have established contracts, and then moving into new territories and areas of service.

  v. Health Services: Competition

        The main competition to BEST-DMS continues to be the Modified Barium Swallowing ("MBS") test, performed with a radiologist, mainly in the hospital setting. Although there are a few mobile companies throughout the United States, and the tests provide similar information, there are many advantages to using BEST. Some speech pathologists prefer the MBS test and some prefer the BEST. In markets where we have competition, we continually attempt to educate the speech pathologists about the advantages of BEST .

        The other form of competition is from smaller providers of endoscopy for swallowing. These are mainly individuals who have purchased a single set of equipment and gain contracts in their local area for provision of services. As BEST-DMS continues to gain corporate contracts and approvals, it provides us with a 'provider of choice' status and helps us in establishing credibility over the endoscopy company. We believe that at this time, there is no larger provider then BEST-DMS of these similar services.

3. Vision-Sciences Mission Statement & Corporate Strategy

        Our Mission Statement is to transform and expand the practice of endoscopy by providing superior imaging technologies and integrated delivery platforms, enhancing patient's outcome while significantly improving physician's economics.

        We are a highly innovative medical technology company that provides a distinctive, enabling platform with applications in high growth markets. Our technology can be used for immediate and often unsedated EndoSheath endoscopy to perform therapeutic and diagnostic procedures including five minute cancer screening. We are uniquely positioned to facilitate and take advantage of higher reimbursement office based procedures.

        Our value proposition for the physician's office or the hospital:

  •
  Economics—

  •
  Affordable video technology

  •
  Rapid scope turnaround

  •
  Ability to do more procedures

  •
  Less scope inventory

  •
  Longer scope life

  •
  Enhanced scheduling flexibility

  •
  Increased staff productivity

  •
  Infection Control—

  •
  Sterile protective barrier for every patient

  •
  Barrier-tested to FDA compliance

  •
  Disposable channel with every procedure

  •
  Reduced exposure to caustic chemical

        We have a 3 tier strategy for growth:

  Definitions to above chart:

    •
    MIS—Minimal Invasive Surgery

    •
    GERD—Gastroesophageal Reflux Disease

4.    Product Liability Insurance

        The nature of our products exposes the Company to significant product liability risks. We believe that the level of coverage is adequate, given our past sales levels and our anticipated sales levels for FY 09. We evaluate the adequacy of our coverage periodically to determine if adjustments should be made. No product liability claims have been brought against us to date.

        However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

5.    Research and Development

        We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

        Our research and development ("R&D") expenses in and FY 08 and FY 07 were approximately $3,441 and $2,372 respectively.

6.    Patents, Intellectual Property and Licensing

        We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We routinely file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy includes a vigorous protection of our current proprietary rights, as well as actively developing new proprietary innovations that strengthens our place in the markets for the future with additional patents and intellectual property.

  Patents

        Vision-Sciences and its subsidiaries currently hold 34 U.S. patents, and we have 13 U.S. patent applications pending. In addition, we have 19 foreign patents issued and have 20 foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related. The issued patents will expire on various dates in the years 2008 through 2022. We also hold worldwide, perpetual and exclusive rights to 2 U.S. patents which are royalty-free for ENT endoscopy applications.

        To date, no claims have been brought against us alleging that our technology or products infringe any intellectual property rights of others. However, there can be no assurance that such claims will not be brought against us in the future or that any such claims will not be successful.

        There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual properties are more fully discussed in "Item 1A. Risk Factors," including the risk factors entitled "We may not be able to protect our intellectual property rights or technology effectively".

  Trademark Property

        Vision-Sciences, Inc. and its subsidiaries own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath® and BEST®.

7.    Employees

        As of March 31, 2008 we had 117 full time employees and 10 part time employees, for a total of 127 employees. None of our employees is represented by a labor union. We believe that employee satisfaction is in good standing. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Item 1A.    Risk Factors

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

  We have a history of operating losses and we may not achieve or maintain profitability in the future

        We have incurred substantial operating losses since our inception (our net income in FY 07 resulted from the sale of a product line) and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 09, because of additional spending for research and development, increasing our global network of independent sales representatives for the urology market, general business operations and capital expenditures. As of March 31, 2008, we had cash and cash equivalents totaling $18.7 million. Although we do not anticipate the need for additional financing in FY 09, management may seek new financing, if terms are favorable. However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

  Our stock price is volatile, and you may not be able to sell your shares for a profit

        The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

  •
  Actual or anticipated variations in quarterly operating results;

  •
  Conditions or trends in the medical device market;

  •
  Announcements by us or our competitors of significant customer wins or loses, gains or losses of distributors, technological innovations, new products or services;

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

  Rapid growth and a rapidly changing operating environment may strain our limited resources

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

  Our inability to continue to hire and retain key employees could have a negative impact on our future operating results

        Our success depends on the services of our senior management team and other key employees in our research and development, manufacturing, operations, accounting, and sales and marketing departments. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

  Our products and manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies

        Our products are medical devices and therefore subject to extensive regulation in the United States and in the foreign countries where we do business.

        In the U.S., we are subject to regulation by the FDA and other regulatory agencies. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA's Quality Systems Regulation can be burdensome. FDA regulations govern, among other things, the following activities that we perform, and will continue to perform, in connection with our products: design and development; product testing; manufacturing; labeling and packaging; storage; shipping and receiving; pre-market clearance or approval; advertising and promotion; and sales, distribution, and servicing.

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

        The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Devices Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. We have received CE (Conformité Européne) certification from Underwriters Laboratories UK for conformity with the European Union Medical Devices Directive allowing us to use the CE mark on our product lines. This quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE mark will preclude us from selling our products in the European Union. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union.

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

        The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with ISO 13485, CMDR, MDD and the FDA's QSR and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

  Reimbursements from third-party healthcare payers is uncertain because of factors beyond our control, and changes in third-party healthcare payers' policies could adversely affect our sales growth

        In the U.S. and other foreign countries, government-funded or private insurance programs, or third-party payers, pay a significant portion of the cost of a patient's medical expenses. There is no uniform policy of reimbursement among all these payers. We believe that reimbursement is an important factor to the success of our product sales.

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

  We currently purchase certain critical components from several single source manufacturers under various supply agreements, and if these manufacturers are unable or unwilling to produce components, meeting our specifications in quantities that meet our production needs, our business will be harmed

        In our medical and industrial segments, we purchase certain critical components for the majority of our fiberscopes, and our newly developed videoscopes, from several single source manufacturers. For example, some critical parts for our existing line of fiberscopes are purchased solely from a key supplier, Pentax, which is a competitor of ours. These components are being purchased pursuant to a supply agreement now due to expire in February 2009. Although we recently settled our dispute with Pentax, our agreement with them ends in one year and will not be renewed.

        As a result of the expiration of our supply agreement with Pentax, we are designing a new line of fiberscopes that do not use any parts manufactured by Pentax. We anticipate that we will be able to have completed the redesign and FDA approval process for our new line of fiberscopes by February '09. However, there are no assurances that we will be able to complete this process within such timeframe. Furthermore, as with the fiberscopes produced with Pentax parts, certain critical components of our redesigned fiberscopes and our newly designed videoscopes are available only from one or two suppliers. An interruption of supply from one of these suppliers or our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business.

        In addition, the success of our new videoscopes will depend in part on our ability to manufacture these videoscopes in sufficient quantities to meet customer demand. The failure or inability of one of these key suppliers to meet our production and quality needs could have a material adverse effect on the sales of our new videoscopes, their acceptance into the marketplace and our long term prospects.

        In the industrial segment, borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from two key suppliers. Our failure to obtain a sufficient quantity of such components on favorable terms could materially adversely affect our business.

  We depend on a small group of independent distributors for all of our revenues, and this dependence is likely to continue in the future. Although we intend to expand this group, there is no assurance that we will be able to manage them

        In our medical and industrial segments, we depend on distributors of medical devices and supplies and industrial equipment, respectively, for all of our product sales. Other than our ENT distributor, Medtronic, we do not have long-term contracts with our distributors, but rather typically sell to them on a unit-by-unit basis. We expect this relatively small group of distributors, which may change from year to year, to generate all of our product-sales revenue. We cannot assure you that any distributor will continue to purchase our products at the same levels as in prior years or that such relationship will continue. We expect that in any given period a relatively small, and changing, number of distributors will continue to account for all of our product-sales revenues.

        Further, although we intend to expand our current network of distributors, there is no assurance that we will succeed in doing so in the short term. As we expand our distribution network, our inability to effectively manage this larger group may adversely impact our reputation among end users of our products, interfere with our ability to service existing customers and reduce our revenues from product sales, as further described below.

  If we fail to effectively manage our distribution network, our business, prospects and brand may be materially and adversely affected by actions taken by our distributors

        We have a limited ability to manage the activities of our third-party, outside distributors, who are independent from us. Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

  •
  sell products that compete with our products in breach of their non-competition agreements with us;

  •
  fail to adequately promote our products; or

  •
  fail to provide proper service to our end-users.

        Failure to adequately manage our distribution network, or the non-compliance of our distributors with their obligations under distribution agreements with us could harm our corporate image among end users of our products and disrupt our sales, resulting in a failure to meet our sales goals. Although we do not have significantly large overseas sales, foreign governments have increased their anti-bribery efforts in the healthcare sector to reduce improper payments received by hospital administrators and doctors in connection with the purchase of pharmaceutical products and medical devices. To our knowledge, none of our distributors engages in corrupt practices. However, our distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products which would adversely affect our corporate image and business.

  Competition in the medical device industry is intense, and many of our competitors have greater resources than we do

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
  product performance design;

  •
  ability to sell products tailored to meet the applications needs of clients and patients;

  •
  quality of customer support;

  •
  product pricing;

  •
  product safety;

  •
  sales, marketing, and distribution capabilities

  •
  success and timing of new product development and introductions; and

  •
  intellectual property protection.

  If we fail to increase awareness and acceptance of our new videoscope system in the medical community, we will not be able to grow or even sustain our business

        Our new, digital, video-based flexible scopes, which comes with an integrated "built-in light" source, eliminating the need for a separate camera head, light cable and optical coupler, use new CCD technology, as opposed to older fiber-optic technology. To penetrate the potential market for this family of videoscopes, we must increase market awareness and use of our new technology, which depends on, among other things, the following:

  •
  the general levels of awareness and acceptance in the medical community of our family of videoscopes;

  •
  the effectiveness of our videoscope system, which we intend to further refine through research and development activities;

  •
  the relative costs and benefits of treatment using our videoscope system as compared to other treatments;

  •
  the financial or other benefits gained by doctors that use our videoscopes with our EndoSheath system;

  •
  the amount of resources we have available to increase product awareness and to educate potential purchasers and users of our videoscope system;

  •
  our ability to continue to develop and enhance our family of videoscopes;

  •
  our ability to provide good technical support and customer service; and

  •
  our ability to keep up with technological changes and remain competitive.

        We may not have the financial and operational resources required to promote awareness and acceptance of our new videoscope systems as widely or rapidly as is necessary to grow or sustain our business. Even if we were to devote a substantial portion of our resources to promoting our product, we may not succeed in raising the levels of awareness and acceptance of our videoscopes as quickly as is necessary to grow or sustain our business, if at all. If we fail to increase awareness and acceptance of our videoscopes in the medical community, we will not be able to grow, or even sustain, our business as planned, harming our financial condition and results of operations.

  We may not succeed in sustaining a market for our new videoscopes

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

  We need to expand our outside sales force to maintain and grow our business and product-sale revenues. Our failure to expand and maintain an effective sales force or successfully develop our relationship with other distributors, may materially and adversely affect our business, prospects and brand

        We currently market and sell our existing fiberscopes for our ENT business through a single distributor, Medtronic, and our other scopes through other outside distributors and sales representatives. As part of our growth plan, we intend to increase the number of distributors we utilize to distribute our fiberscopes and videoscopes. We have limited experience in managing a large sales force and distributor network. We cannot assure you that we will be able to maintain an effective sales force or successfully develop our relationships with third-party, outside distributors. If we fail to do any one of those, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our sales force and distribution network is also likely to require a significant investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

  New product development in the medical device and supply industry is both costly and labor-intensive and has a very low rate of successful commercialization

        Our success will depend in part on our ability to enhance our existing products and technologies, through the development of alternate manufacturing lines for our fiberscopes, and to develop and acquire new products, such our videoscopes. The development process for medical technology is complex and uncertain, as well as time-consuming and costly. Product development requires the accurate assessment of technological and market trends as well as precise technological execution. We cannot assure you that:

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

  If we do not continue to develop and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer

        The endoscopy industry is subject to continuous technological development and product innovation. If we do not continue to innovate in developing new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing new and innovative applications of our endoscopy technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products and identify new markets for our products and technology, our products and technology could become obsolete and our revenues and operating results could be adversely affected.

  Our operating results could be negatively impacted if we are unable to capitalize on research and development spending

        We have spent, and continue to spend, a significant amount of time and resources on research and development projects, in order to develop and validate new and innovative products. We believe that these projects will result in the manufacturing of new products and will create additional future sales. However, factors including regulatory delays, safety concerns, or patent disputes could slow down the introduction or marketing of new products. Additionally, unanticipated issues may arise in connection with current and future clinical studies, which could delay or terminate a product's development prior to regulatory approval. We may also experience an unfavorable impact on our operating results if we are unable to capitalize on those efforts by attaining the proper FDA approval, or other foreign regulatory approvals, or to successfully market new products, including the new family of videoscope products, or other flexible endoscope products.

  We expect gross margins to vary over time, and our level of product gross margins may not be sustainable

        Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

  •
  Changes in customer, geographic, or product mix;

  •
  Introduction of new products, including the introduction of the new family of videoscopes;

  •
  Our ability to reduce production costs;

  •
  Our entry into new markets, including markets with different pricing and cost structures, through acquisitions, such as our acquisition of the assets of BEST Dysphasia, Inc., or internal development

  •
  Increases in material or labor costs;

  •
  Changes in shipment volume;

  •
  Loss of cost savings due to changes in component pricing including the affect of foreign exchange rates for components purchased overseas;

  •
  Increased price competition, especially due to the anticipated introduction of our family of videoscopes;

  •
  Changes in distribution channels; and

  •
  Increased warranty costs.

  Product quality problems could lead to reduced revenue, gross margins and net income

        We produce highly complex videoscope products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our Quality Assurance testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. Although the cost of such remediation has not been material in the past, there can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

  Our costs could substantially increase if we experience a significant number of warranty claims

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

        If we experience an increase in warranty claims, or if our repair and replacement costs associated with warranty claims increase significantly, we will begin to incur liabilities for potential warranty claims after the sale of our products at levels that we have not previously incurred or anticipated. In addition, an increase in the frequency of warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our financial condition and results of operations.

  Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates

        The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance with coverage limits of $22 million. We believe that this level of coverage is adequate, given our past sales levels, our anticipated sales levels for FY 09, and our claims experience. We will re-evaluate the adequacy of this coverage when and if our sales substantially increase, or another need arises. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

  We sell our products in numerous international markets

        Our operating results may suffer if we are unable to manage our international sales and marketing activities effectively. We sell some of our products in foreign countries, and we therefore are subject to risks associated with having international sales, such as:

  •
  foreign certification and regulatory requirements;

  •
  maintenance of agreements with competent distributors;

  •
  import and export controls;

  •
  currency exchange fluctuation; and

  •
  political and economic instability.

        Sales to unaffiliated customers outside of the United States were approximately $1,390 and $3,733 for the fiscal years ended March 31, 2008 and 2007, respectively.

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

  Conditions in Israel affect our operations and may limit our ability to produce and sell our products

        Currently we use several subcontractors in Israel to develop and produce some of our products. Political, economic and military conditions in Israel may directly affect our operations, and we could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel. Israel frequently has been subject to terrorist activity, with varying levels of severity, and the United States

Department of State has issued an advisory regarding travel to Israel. According to the U.S. Department of State's website, the violence in Iraq and the clashes between Palestinians and Israelis have the potential to produce demonstrations and unrest throughout the region. Also, although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom we have contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

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

  Currency exchange rate fluctuations could adversely affect our operating results

        Because some of our business includes international business transactions, costs and prices of our products or components in overseas countries are affected by foreign exchange rate changes. As a result, foreign exchange rate fluctuations may adversely affect our business, operating results and financial condition. Given the current weakness of the dollar, it is likely that we will have to pay more for certain components or subassemblies, which may harm our results, particularly as most of our sales take place in the United States.

        Currently, we do not enter into foreign exchange forward contracts and we do not hedge anticipated foreign currency cash flows.

  We are exposed to credit risk of some of our customers

        Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements, which we refer to leasing companies unrelated to us.

        Our exposure to the credit risks may increase if there is an economic slowdown. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. Future credit losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. A portion of our sales is derived through our distributors and retail partners. These distributors and retail partners are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We maintain estimated accruals and allowances for such business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

  We may not be able to protect our intellectual property rights or technology effectively

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

  We may not be able to complete our consolidation on time

        On May 1, 2008, we entered into a definitive lease agreement (the "Lease"), with Ramland Realty Associates, L.L.C. (the "Landlord"), for our new premises, consisting of approximately 34,795 square feet at One Ramland Road, Orangeburg, New York. The new premises will permit us to complete our previously announced consolidation of our Natick manufacturing facilities with our Orangeburg research and development, manufacturing and office facilities into one site. However, if we are unable to do so by the time our short term lease in Natick expires in December 2008, and we are unable to extend it for an additional period of time, it could disrupt our production of the EndoSheath, which could adversely affect the Company.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Previously, our Natick facility occupied leased space of approximately 20,000 square feet. Because this lease expired in April 2008, we moved the Natick operations to a nearby location, under a short-term lease (for approximately 8,500 square feet) which expires in December 2008. Our Orangeburg, NY facility occupies approximately 20,000 square feet, and our current lease expires in August 2010.

        On May 1, 2008, we entered into a definitive lease agreement (the "Lease"), with Ramland Realty Associates, L.L.C. (the "Landlord"), for our new premises, consisting of approximately 34,795 square feet at One Ramland Road, Orangeburg, New York. The new premises will permit us to complete our previously announced consolidation of our Natick manufacturing facilities with our Orangeburg research and development, manufacturing and office facilities into one site.

        The Lease is for a ten year period. Rents range from $18 per month for the first five years of the Lease term, to $54 per month in the final eighteen months of the Lease term. The Lease term will officially commence upon substantial completion of the Landlord's renovation of the location, a process we expect to be completed by December 2008. We will spend up to $1,600 to cover the cost of the renovations, and will be reimbursed for a portion of those costs by paying a reduced rent over the first five years of the Lease.

        Our existing Natick and Orangeburg facilities are registered with the FDA as medical device manufacturing facilities and, therefore, are subject to the FDA's QSR regarding manufacturing, testing, quality control and documentation procedures. We believe that the physical characteristics and layouts of these facilities are adequate to manufacture our products in compliance with applicable FDA regulations. In addition, both facilities are registered as meeting the requirements of ISO 13485: 2003 and the Medical Device Directive, allowing us to sell our medical products in Europe and Canada.

        Upon the effective consolidation of all of our manufacturing activities to this new location, we intend to register it with the FDA as a medical device manufacturing facility. We believe that the physical characteristics and layouts of this facility will be adequate to manufacture our products in compliance with applicable FDA regulations.

Item 3.    Legal Proceedings

        As of March 31, 2008, there had no material legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties are subject.

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

        We expect that the agreement reached with Pentax will enable us to meet our estimated production requirements for fiberscopes until we complete the development of our next generation fiberscope family, which will not use any Pentax parts. Pentax's supply arrangement is limited to components used in our fiberscopes only. Pentax does not supply any components used in any other products, including our new line of video based flexible endoscopes and all new products under development. However, there can be no assurance that we will not experience difficulties or delays in the future with Pentax or other suppliers, as we increase our manufacturing capacity.

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since October 30, 1997, the Company's Common Stock has been quoted on the NASDAQ Small Cap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the

Common Stock on the NASDAQ Small Cap Market, as reported by NASDAQ during the periods indicated.

Fiscal Year Ended March 31, 2008	High	Low
1st Quarter	$1.45	$1.03
2nd Quarter	2.29	1.19
3rd Quarter	2.45	1.65
4th Quarter	4.34	1.95

Fiscal Year Ended March 31, 2007	High	Low
1st Quarter	$2.09	$1.11
2nd Quarter	1.80	1.29
3rd Quarter	1.56	1.20
4th Quarter	1.49	1.02

        Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        As of June 23, 2008, there were 36,661,899 outstanding shares of Common Stock held by 181 stockholders of record.

        We have never paid cash dividends on our Common Stock, and we do not expect to pay any cash dividends on our Common Stock in the foreseeable future.

  Securities Authorized for Issuance Under an Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2008.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a))(1)(2)
Equity compensation plans approved by security holders	6,238,869	$1.49	2,570,905
Equity compensation plans not approved by security holders	—	—	—

Total	6,238,869	$1.49	2,570,905

(1)
In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2008, shares issuable under the 2000 and 2007 Stock Incentive Plans may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

(2)
Includes any shares of Common Stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003.

(3)
All of our equity compensation plans have been approved by our stockholders.

  Recent Sales of Unregistered Securities; Purchases of Equity Securities

        There were no securities sold by the Company within the past three years that were not registered under the Securities Act.

        There were no repurchases of registered equity securities during FY 08.

Item 6.    Selected Financial Data

        We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; changes in economic conditions that may adversely affect the level of demand for our products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Other examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as "expect" "believe", "anticipate", "may", "will", "plan", "intend", "estimate", "could", and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of raw material components, competition, technological difficulties, the completion of obligations under our contract with Medtronic Xomed, Inc. ("Medtronic", or "MENT"), general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

        We design, develop, manufacture and market products for endoscopy—the science of using an instrument, known as an endoscope—to provide minimally invasive access to areas not readily visible to the human eye.

        We were incorporated in Delaware in 1987 under the name Machida Incorporated ("Machida"). Since that time, we have acquired by merger Cyberex Corporation (October 1988), Vascu-Care, Inc. (March 1989), and we acquired Opielab, Inc. through a share exchange (September 1990). In December 1990, we changed our name to Vision-Sciences, Inc. ("VSI") and Machida became a wholly owned subsidiary of VSI. Another VSI subsidiary, Vision Sciences Ltd., an Israeli corporation, has been inactive since the fiscal year ended March 31, 2002.VSI primarily operates in the medical segment, while Machida primarily operates in the industrial segment. In October, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test ("BEST") to nursing homes, rehabilitation centers and assisted living, settings via our new wholly-owned subsidiary BEST DMS Inc. ("BEST-DMS").

        Our principal executive offices are currently located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600. Our corporate website is www.visionsciences.com.

Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

        We now operate in three reportable segments: medical, industrial, and health services

  Corporate Segment Elimination

        Until the end of our fiscal year ended March 31, 2007, (FY 07), we had three reportable segments: medical, industrial and corporate. Our corporate segment consisted of certain administrative expenses applicable to us as a whole. As of April 1, 2007 (FY 08), we eliminated the corporate segment by consolidating it into the medical and industrial segments.

        Our medical segment designs, manufactures and sells our advanced line of endoscopy products for a variety of specialties, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology ("Sheath" or "EndoSheath disposable").

        Our long standing primary lines of high-quality fiber-based flexible endoscopes is now augmented with our first generation CCD-based flexible video endoscope systems, which were announced and cleared for sale by the Food & Drugs Administration ("FDA") in Q3 and Q4 of FY 08. This new high-performance imaging technology platform is expected to redefine the Company's place in the minimally invasive device market. These flexible endoscopes are unlike conventional endoscopes, and when utilized with the EndoSheath technology, offer a multitude of benefits and advantages to the healthcare practice.

        "EndoSheath Endoscopy", the differentiating term given to procedures performed with our unique technology, consists of a reusable flexible endoscope combined with a single-use, sterile, protective sheath. The insertion tube is the part of the endoscope that enters the patient's body. The use of the EndoSheath technology gives health-care providers clinical and economic advantages, as it allows them to avoid the elaborate high level disinfection and sterilization routines required of conventional endoscopes. This design of "always ready" equipment which allows for a rapid and less caustic cleaning process provides a multitude of benefits, such as; less capital inventory investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility, improved staff productivity, and a more practical implementation of office-based endoscopy.

        Our EndoSheath technology allows for unprecedented practice efficiency in a wide array of healthcare settings; from the private practice to the busy academic hospital. In addition, each EndoSheath disposable is a sterile device, providing patients with a contaminant-free insertion tube for each procedure, which reduces the risk of cross-contamination from the reuse of conventional flexible endoscopes, which are difficult to clean and disinfect.

        Our industrial segment, through our wholly-owned subsidiary, Machida, Inc., designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine- maintenance industries. A borescope is an instrument using optical fibers for the visual inspection of narrow cavities, such as the bore of a gun. Machida's quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. The borescopes are constructed in one of three standard body types, each specifically designed to cover a multitude of needs and applications; Slim Lever, Knob Type, and Battery Operated.

        Our health services segment, through our newly formed wholly-owned subsidiary BEST-DMS, is a service-based segment, providing the Bedside Endoscopic Swallowing Test to nursing homes,

rehabilitation centers and assisted living settings. For more information about BEST-DMS, see Item 1—Business, "Health Services Segment: BEST-DMS".

  Critical Accounting Policies and Estimates

        The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis. Estimates are based on historical experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes that of its significant accounting policies (see Note 1 to the Consolidated Financial Statements), an understanding of the following critical accounting policies is important in obtaining an overall understanding of the Consolidated Financial Statements.

  Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services were rendered; (3) the fee is fixed and determinable; (4) collectability is reasonably assured; and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) is based on management's judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

        During FY08, we sold our ENT products in the United States and Canada through Medtronic. Our agreement with Medtronic does not provide for any terms related to product acceptance, warranty or contingencies, such as rights of return, that are different than the normal terms we grant to other customers. The agreement provides for a discount for payment within 10 days of invoice for all products shipped under these agreements.

  Stock-based Compensation

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

        All amounts in the financial notes except for share and per-share data are reported in ($000's), unless otherwise indicated.

Results of Operations

Fiscal Year Ended March 31, 2008 Compared to the Fiscal Year Ended March 31, 2007

Net Sales

        Net sales in FY 08 were $9,949, an increase of $462, or 5%, compared to net sales in FY 07 of $9,487. During the same period, sales in the medical segment increased by $131, or 2%, to $6,907, while sales of the industrial segment of $2,705 were $6 lower, as compared to $2,711 in FY 07. Sales of our health services segment were $337 in FY 08. In FY 07 we did not have this segment.

        It is important to note that although our ENT EndoSheaths sales in FY 08 were lower by $1,019 as compared to FY 07 due to the sale of our ENT EndoSheath line to Medtronic, and our inability to sell in-house orders (backlog) of $590 due to the shortage of Pentax parts, we were able to recapture this total shortfall of $1,609 in FY 08 revenues, and have a slight increase in revenues of the medical segment over last year.

        In the medical segment, we track sales of endoscopes and EndoSheaths by market. We also track sales of "peripherals" which can be sold to more than one market. Sales of "other" products include sales of GI products, repairs and accessories.

        Sales by segment and by category in FY 08 and FY 07 were as follows:

Category	FY 08	FY 07	Increase (Decrease)	Percentage
ENT	$5,291	$5,126	$165	3%
Urology	633	495	138	28%
Repairs	374	331	43	13%
Peripherals and accessories	609	824	(215)	(26)%

Total medical	$6,907	$6,776	$131	2%

Borescopes	1,884	1,735	149	9%
Repairs	821	976	(155)	(16)%

Total industrial	$2,705	$2,711	$(6)	(0)%

Total health services	$337	$—	$337	100%

Total Sales	$9,949	$9,487	$462	5%

  Medical Segment—ENT Market

        Sales to the ENT market include both our ENT and TNE endoscopes, peripherals and EndoSheaths products for the domestic and international markets, as follows:

ENT Market	FY 08	FY 07	Increase (Decrease)	Percentage
Domestic	$5,059	$2,615	$2,444	93%
International	232	2,511	(2,279)	(91)%

Total ENT	$5,291	$5,126	$165	3%

        In FY 08, our ENT endoscopes and EndoSheaths sales were made through our exclusive distributor, Medtronic, which sold our products domestically and internationally. We shipped all endoscopes products directly to Medtronic in the U.S. and therefore all ENT related sales are reflected as domestic sales. The $232 in EndoSheaths international sales reflect residual sales to our former international distributors, which were terminated in late FY 07 (Q4 07). Throughout FY 07, we sold our domestic ENT products (endoscopes and EndoSheaths) to Medtronic, and sold our international ENT products through our former independent distributors.

        We further delineate the products sold to the domestic and international markets, as follows:

Domestic

Products	FY 08	FY 07	Increase	Percentage
Slide-On EndoSheats	$2,487	$1,647	$840	51%
Endoscopes	2,572	968	1,604	166%

Total Domestic ENT	$5,059	$2,615	$2,444	93%

        Our FY 08 EndoSheath domestic sales increase of $840 over FY 07 is due from the build-out of inventory exclusively for Medtronic, in order to support the transition of production from our Company to Medtronic, as a result of the sale of our production lines to Medtronic. The $1,604 increase in ENT domestic endoscope sales over FY 07 is a result of increased orders from Medtronic.

International

Products	FY 08	FY 07	(Decrease)	Percentage
Slide-On EndoSheats	$232	$2,091	$(1,859)	(89)%
Endoscopes	—	420	(420)	(100)%

Total International ENT	$232	$2,511	$(2,279)	(91)%

        In Q4 07 we terminated all our international independent distributors as a result of our amended distribution agreement with Medtronic, signed in March 2007, where Medtronic became our exclusive global distributor. Sales in FY 07 reflect sales to our former international independent distributors.

        Our total FY 08 domestic and international EndoSheaths net sales of $2,719 decreased by $1,019 from $3,738 in FY 07. This decrease resulted from the transition of the EndoSheath production to Medtronic, following Medtronic's purchase of our two EndoSheath product manufacturing lines. In FY 08, our endoscope domestic sales of $2,572 increased by $1,604 from FY 07, reflecting the benefits of our amended distribution agreement with Medtronic, which started global distribution in Q1 08.

  Medical Segment—Urology Market

        Sales to the urology market in FY 08 were $633 as compared to $495 in FY 07, representing a 28% increase. This increase reflects our expending global network of outside distributors. During FY 08, we added 4 domestic area managers charged with recruiting and overseeing our domestic outside distributors. Globally, we added a supervisor in Belgium responsible for recruiting and overseeing an expended network of outside distributors in Europe and the Middle East.

  Medical Segment—Repairs

        Our repairs business grew from $331 in FY 07 to $374 in FY 08, representing a 13% increase.

  Medical Segment—Peripherals and Accessories

        Our FY 08 peripheral and accessories sales of $609, as compared to $824 in FY 07, were reduced by 26%. This reduction is primarily due to the shortage of Pentax parts, which delayed sales of fiberscopes and its peripherals accessories.

  Industrial Segment

        Sales of industrial products in FY 08 of $2,705 were almost flat compared to FY 07 sales of $2,711. Sales of borescopes increased by 9%, from $1,884 in FY 08 to $1,735 in FY 07. Repair income was down 16%, from $976 in FY 07 to $821 in FY 08. This segment's products are mature, and therefore we expect future sales to remain flat until we release our own line of video borescopes in the later part of FY 09.

  Health Services Segment

        Sales in FY 08 of BEST-DMS services were $337. Since this segment was established in Q3 08, we had no sales in FY 07.

Gross Profit

        Our gross profit in FY 08 was $1,394, representing a decrease of $558, or 29%, from a gross profit of $1,952 in FY 07. The gross profit decrease was a result of two main factors:

  (i)
  The shortage of parts from Pentax drastically reduced our production capacity for our fiber scopes, as our fixed costs remained the same. We utilized the down time to produce subassemblies for future fiber scope production, and to train our staff on the production of our newly designed video scopes.

  (ii)
  We incurred start-up costs for setting up the video scope line of production to prepare for the launching of this new family of products in Q1 09.

        FY 08 Gross Profit in the medical segment, industrial segment and health services segment was $982, $304 and $108, respectively. The health services segment started as of October 1, 2007. In FY 07, Gross Profit in the medical and industrial segment was $1,952.

Operating Expenses

        Our total operating expenses of $12,279 for FY 08 consist of selling, general and administrative expenses ("SG&A"), research and development ("R&D") and restructuring expenses. Total operating expenses in FY 08 increased by $4,723, or 63%, as compared to FY 07. SG&A expenditure increased by $2,994, or 58%, and R&D expenditure increased by $1,069, or 45%, and restructuring charge of $660 related to the closure of the consolidation of our Natick facility into Orangeburg, NY.

        Operating expenses by segment were as follows:

Expense Category	FY 08	FY 07*	Increase (Decrease)	% change
SG&A
Medical	$7,218	$4,240	$2,978	70%
Industrial	631	944	(313)	(33)%
Health Services	329	—	329	100%

Total SG&A	8,178	5,184	2,994	58%

R&D
Medical	3,441	2,372	1,069	45%
Sub-Total Operating Expenses	11,619	7,556	4,063	54%

Restructuring charge	660	—	660	100%

Total Operating Expenses	$12,279	$7,556	$4,723	63%

    *
    For presentation purposes, for FY 07 we allocated the corporate segment expenses to the medical segment and industrial segment at a rate of 95% and 5% respectively. This is in line with our allocations of corporate expenses in FY 08.

        In the medical segment, the increase in SG&A expenses of $2,978 or 70% in FY 08, compared to FY 07, was due primarily to increases in the following expense categories:

  (i)
  Sales and marketing:

  a.
  As part of our effort to expand our market penetration and introduce our new line of videoscopes, we attended more trade shows in FY 08. In addition, we also trained newly recruited outside sales distributors in the Urology market. Due to these two factors, our trade show and travel & entertainment expenses increased by approximately $483 over FY 07.

  b.
  Additionally, our compensation expenses in FY 08 increased by $873 compared to FY 07, resulting primarily from creating a new sales and marketing department, hiring a new Chief Sales and Marketing Officer, hiring area managers for domestic and international markets, and adding other marketing personnel.

  (ii)
  Administrative expenses:

          In order to build a strong operations infrastructure to support our expected accelerated growth, we incurred these additional expenses in FY 08 as compared to FY 07: (i) $400 in additional compensation expenditure, primarily due to a new management bonus plan and additional staff; (ii) $386 in consulting professional fees and computer related expenses, to upgrade our ERP and other systems; (iii) $200 in legal fees, mainly attributable to the Pentax dispute and (iv) $117 for the initial analysis of Sarbanes Oxley implementation.

        In our industrial segment, the decrease in SG&A costs of $313, or 33%, was primarily due to a decrease in our corporate allocations, as we have eliminated our corporate segment in FY 08.

        Our new health services segment contributed $329 to our SG&A expenses in FY 08.

  (iii)
  R&D expenses increased in the medical segment by approximately $1,069, or 45%. The increase is attributed mainly to:

  a.
  The development of our new line of videoscopes;

    b.
    The development of our next generation, improved family of medical and industrial fiberscopes, which will not use any Pentax parts, scheduled to be released by the end of our next fiscal year, FY 09; and

    c.
    Other projects for new products to be released in future years.

        There were no R&D expenses in the industrial and health services segments.

  (iv)
  Restructuring charge:

          Our Board of Directors has decided to consolidate our Natick, MA facility and our Orangeburg, NY facility under one roof, in a new location at One Ramland Road, Orangeburg, NY.

          According to SFAS 146, the Company needs to recognize a liability for costs associated with an exit activity, including the closing of a location and moving the production to another facility. The activity shall be recognized and measured at fair market value in the period in which the liability is incurred.

          We believe we have three separate liabilities resulting from the Natick facility closure and planned relocation to NY:

      1.
      One-time termination benefits;

      2.
      One-time relocation, training and setup costs of our new sheath production and R&D facility in NY; and

      3.
      Expenses related to moving out of our facility at 40 Ramland Road facility prior to the termination of the lease agreement.

          We currently meet the requirements of items 1 above, and based on the facts presented—we recorded a restructuring charge of $660.

          Regarding item 2 above—these expenses will be recognized when incurred during FY 09. Our current estimate for these expenses is $594.

          Regarding item 3 above—SFAS 146 indicates that costs associated the termination of a contract before the end of its term shall be recognized when the entity terminates the contract or moves out and does not use the facility. Based on the facts presented, we will record a restructuring charge when we move to One Ramland Road, which is expected to be by the end of calendar year 2008. This charge is estimated at $372.

Other Income/(Expense)

        Our Other Income/(Expense) category includes these major categories: (i) Interest income and expense; (ii) Gain on Sale of Product Line; and (iii) Loss in equity investments. In FY 08 Other Income/(Expense) was $1,542 as compared to $26,235 in FY 07.

  (i)
  Interest Income/Expense:

          FY 08 Interest income increased to $1,022 from $151 in FY 07, primarily due to higher average cash balances throughout the fiscal year, as a result of the income generated in FY 07 from the sale to Medtronic of certain assets with respect to our ENT EndoSheath business. Interest expense of $9 in FY 08 increased from $1 in FY 07 due to additional computer leasing expense.

  (ii)
  Gain on Sale of Product Line (Medtronic Transition Agreement Income):

          In March of 2007, we completed the sale to Medtronic of certain assets with respect to our ENT EndoSheath business. At the time, we also signed a Transition Agreement with Medtronic, and up to an additional $4,000 was scheduled to be paid upon the achievement of certain post-closing milestones related to the transition of manufacturing capability to Medtronic.

          As part of this transaction, we transferred our ENT production lines for the EndoSheath ENT products from our Natick, facility to the Medtronic facility in Jacksonville, FL.

          We have already achieved two milestones and received $2,000 in related payments, of which $1,750 was paid during FY 08, and the balance during the first quarter of FY 09. This income was offset by some transition related expenses, and the net amount is $1,435.

  (iii)
  Loss in Equity Investments:

          In April 2007, we executed a definitive investment agreement under which we acquired a strategic interest in Minos. Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate surgical procedures that require no incisions. We invested $1 million in cash and have agreed to expend $165 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. Our investment amounted to 30% of the outstanding shares of Minos, and we accounted for this transaction on our balance sheet as an equity investment.

          During the year, the Company recorded its share of equity losses totaling $350, and at March 31, 2008, the Company wrote off its remaining investment balance of $650 due to liquidity issues at Minos. Minos is presently in the process of seeking additional sources of funding for development and for sales and marketing of their new products. In that regard, in early June, Minos received from the FDA a 510k clearance for their initial product, the Megachannel™. The Megachannel is a 22mm diameter flexible tube that rides along with a colonoscope to the target site. Once in place it creates a 20mm working channel (or super highway) that allows rapid access beyond the sigmoid colon.

Net (Loss) Income

        Net Loss for FY 08 was $9,343, as compared to income of $20,112 in FY 07. The FY 07 income reflects a one-time gain attributable to the sale of certain assets to Medtronic.

Income Tax Expense

        We recorded income tax expense of $0 in FY 08 compared to $520 in FY 07. The FY 07 income tax expense resulted from alternative minimum tax and from State tax, resulting from the gain on sale of the EndoSheath product line in FY 07.

        The Company has recorded a valuation allowance equal to its net deferred tax asset due to its assessment that it would be more likely than not, that realization of the benefit of this asset will not occur. The uncertainty is due to current and projected net losses. During FY 08, the valuation allowance increased by $407 primarily due to the net operating losses in the current fiscal year.

        On March 31, 2008, the Company had operating loss carry-forwards available to offset future federal taxable income of approximately $37,377. These operating loss carry-forwards expire at various dates through 2027, commencing in 2010. On March 31, 2008, the Company had tax credit carry-forwards available to offset future federal taxable income of approximately $814. The federal alternative minimum tax credit of $412 does not expire; the balance of our tax credits may expire beginning in 2008 through 2013.

        In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and as a result, we adopted FIN 48 effective April 1, 2007, our first quarter of FY 08. The adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flow.

Liquidity and Capital Resources

        During FY 08 we purchased $47,122 and sold $39,059 of short term investments for a net investment of $8,062. We have also invested $1,000 in Minos, and acquired the assets of Best Dysphagia Management, Inc. for $450. Net cash used in operating activities of $9,554 included a $1,918 increase in inventory, mainly for parts related to the new videoscope production, and an increase of $345 for prepaid expenses and the acquisition of additional assets of $275.

        Our cash and cash equivalents decreased by approximately $18,300 in FY 08 as compared to an increase of $22,817 in FY 07. FY 07 increase is due to the sale of certain assets to Medtronic in Q4 08.

        At March 31, 2008, our principal source of liquidity was working capital of approximately $20,013, including $18,717 in cash and short term investments.

        On January 18, 2008, we entered into a $10,000 revolving line of credit agreement with Merrill Lynch Bank USA (the "Bank"), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the "Loan Agreement"). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.75%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time to time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts. As of March 31, 2008, we have not requested any advances under the Loan Agreement.

        In April 2007, we executed a definitive investment agreement under which we acquired a strategic interest in Minos Medical, Inc. ("Minos"). Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate surgical procedures that require no incisions. We invested $1,000 in cash and have agreed to expend $165 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. Our investment amounted to 30% of the outstanding shares of Minos, and we accounted for this transaction on our balance sheet as an equity investment.

        During the year, the Company recorded its share of equity losses totaling $350, and at March 31, 2008, the Company wrote off its remaining investment balance of $650 due to liquidity issues at Minos. Minos is presently in the process of seeking additional sources of funding for development and for sales and marketing of their new products. In that regard, in early June, Minos received from the FDA a 510k clearance for their initial product, the Megachannel™. The Megachannel is a 22mm diameter flexible tube that rides along with a colonoscope to the target site. Once in place it creates a 20mm working channel (or super highway) that allows rapid access beyond the sigmoid colon.

        The primary composition of customers in the medical segment includes Medtronic and international distributors. We have good relations with these customers and our distributors, and expect our collection experience will remain approximately the same in FY 09 as in FY 08.

  Days Sales Outstanding ("DSO")

        Our DSO, a calculation of the number of calendar days that accounts receivable remain unpaid at March 31, 2008 for the medical segment was 37, a decrease of 15 days from our DSO of 52 at March 31, 2007.

        The composition of customers in the industrial segment includes large and small industrial companies, and aircraft maintenance companies. The DSO for that group of customers was 37 at March 31, 2008, compared to 34 at March 31, 2007.

        Overall, our accounts receivable net balance on March 31, 2008 was $1,092 versus $1,230 on March 31, 2007, a decrease of $138. Over the same period, our allowance for doubtful accounts increased from $130 to $163, mainly due to one foreign customer's account. We will continue to monitor our receivables and will adjust the allowance for doubtful accounts accordingly.

        The composition of our customers in the health services segment includes large and small assisted living facilities and nursing homes. The DSO for that segment was 64 on March 31, 2008, mainly due to a longer payment cycle for this type of customer base. We did not have this segment on March 31, 2007.

        We plan to use leasing arrangements for future capital equipment, and we have negotiated payment terms with our foreign vendors, thereby reducing our cost and eliminating the need for banker's acceptances.

        We have incurred operating losses since our inception, and we expect to incur losses in FY 09. We have funded the losses principally with the proceeds from operations and public and private equity financings, and most recently, from proceeds generated by the exercising of options by current and former employees and consultants of our company. We believes that our cash and cash equivalents on-hand, together with the balance of the expected cash received from the sale of our ENT product line will be sufficient to fund the working capital, capital expenditures, future operating losses and possible acquisitions for at least the next twelve months.

        From time to time we may attempt to raise capital with potential equity financings, although no such equity financings are currently anticipated. Should we seek additional financing, there can be no assurance that capital will be available on terms acceptable to us, if at all.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

  Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on April 1, 2009. Earlier adoption is prohibited.

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

        In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and as a result, we adopted FIN 48 effective April 1, 2007, our first quarter of FY 08. The adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flow.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and unaudited supplementary data are contained in Appendix A to this annual report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 9A (T).    Controls and Procedures

  (a)
  Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 due to a lack of adequate resources within the accounting and finance department, resulting primarily from our newly-hired controller unexpectedly resigning in February, 2008 on very short notice to pursue an opportunity closer to his home. The effect of the lack of resources has resulted in certain reviews of financial information not being performed on a timely basis or at all, leading to adjustments being made after the books and records were closed and reduced resources to complete the Company's review and preparation of this Annual Report on Form 10-K to permit its filing within the prescribed time frame. We have retained an outside certified public accountant on a consulting basis, and we are in the process of an employment search to fill several new staff positions.

  (b)
  Management's Annual Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles. Under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of March 31, 2008 covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2008 due to a material weakness resulting from the matters referred to in (a) of this Item 9A(T) above. The term "material weakness" means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

          This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report in this Annual Report on Form 10-K.

  Changes in Internal Controls Over Financial Reporting

          There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting, except that in January 2008 we hired a new controller, who resigned unexpectedly in February, 2008 on very short notice to pursue an opportunity closer to his home. At the time, we retained an outside certified public accountant on a consulting basis, and have been in the process of an employment search to fill several new staff positions. In March 2008 we retained a new controller, and since then we have added two additional senior accountants, and we have one more position to fill in order to be adequately staffed.

Item 9B.    Other Information

        None

Part III

Item 10.    Directors and Executive Officers of the Registrant

  Executive Officers of the Company

        Ron Hadani, age 52, has been our President and Chief Executive Officer since February 2003. He is also the Chief Executive Officer and a director of Machida (since 2003) and of BEST-DMS (since October 2007). From 2001 to February 1, 2003, Mr. Hadani was a self-employed consultant, working in various capacities with early-stage companies in the U.S. and Israel. From 1999-2001, he served as President of Kontron Medical, LLC. From 1997-1999 he served as Divisional Vice President of U.S. Surgical, a division of Tyco International, Ltd., following the sale of his company Ultrasound Technologies to U.S. Surgical.

        Yoav M. Cohen, Age 50, has served as Vice President since September 2006 and Chief Financial Officer since January 2007. He is also the Chief Financial Officer, Corporate Secretary and a director of Machida and of BEST-DMS, both since 2007. From 2001 to 2006, Mr. Cohen was the managing director of NYC Advisors LLC, a business and financial advisory firm. Prior to that, between 2000 and 2001, Mr. Cohen was the COO of Selway Partners, LLC, an early-stage venture capital fund, and between 1995 and 2000, Mr. Cohen was Senior Vice President, Business Development & CFO of Bogen Communications International, Inc. (NASDAQ: BOGN).

        Carlos Babini, age 57, joined us in April 2007 as Executive Vice President, Chief Sales and Marketing Officer of the medical segment. Prior to joining VSI from 2003 until recently, Mr. Babini held the position of President, International, Executive Vice President and Chief Sales and Marketing Officer at Curon Medical Inc. Between 1999 and 2003, Mr. Babini held the position of COO at Infomedix Communication, and was the co-founder of the company Shape International. From 1979 through 1999, Mr. Babini held various executive and managerial sales and marketing positions at U.S. Surgical.

        Mark S. Landman, age 54, has served as Vice President Operations and General Manager of our Natick facility since 2007, and as Vice President of the medical segment since July 1999. Mr. Landman joined the Company from Boston Scientific in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

        Jitendra Patel, age 55, is Vice President, Sales and Marketing of Machida Inc. (our industrial segment), a wholly-owned subsidiary of Vision-Sciences, since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that segment.

        Carol Ghiglieri Winchester, MS, SLP, CCC, is the President and director of BEST DMS, Inc. our wholly-owned subsidiary, and the health services segment of Vision-Sciences since October 1, 2007. Carol received her BA in Communications from St. Mary's College, Notre Dame in 1977, and an MS in Speech and Hearing Sciences from Bradley University in 1979. Specializing in Dysphagia Management in hospital, clinic and long term care settings, Ms. Winchester developed the portability and protocol for providing endoscopic swallowing tests in the long term care setting as BEST. Having worked in the field of Speech Pathology for 30 years, performed more than 10,000 BEST evaluations and gained a reputation as a leader in dysphagia management.

        Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

        The information required by this Item 10 will appear under the headings "Proposal 1: Election of Directors—Board Structure, Committee of the Board and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement"), which will be filed no later than 120 days after the close of our fiscal year ended March 31, 2008, and which sections are incorporated herein by reference.

        We have adopted a Code of Ethics applicable to our directors, officers and employees and those of our subsidiaries, including our principal executive officer, the principal financial officer, principal accounting officer, the controller, and other officers of the Company or our subsidiaries. If we make any substantive amendment to the Code of Ethics or grant any waiver from a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver in a filing on Form 8-K. Our board of directors made a non-substantive amendment to our code of ethics in May, 2008. We will also provide a copy of such Code of Ethics to any shareholder, without charge, upon written request made to our Secretary in writing to the following address: Vision-Sciences, Inc. Attn: Corporate Secretary, 40 Ramland Road South, Orangeburg, NY 10962. You can also download the updated Code of Ethics from our website, at www.visionsciences.com.

Item 11.    Executive Compensation

        The information required by this Item appears under the headings "Proposal 1: Election of Directors—"Director Compensation" and "Executive Compensation", and "Compensation Committee Report" in the 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will appear under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption "Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item will appear under the headings "Proposal 1: Election of Directors" and "Proposal 1: Election of Directors—Certain Relationships and Related Transactions" in the 2008 Proxy Statement, which sections are incorporated herein by reference, and in Part II hereof under the caption "Market for Registrant's Common Stock and Related Stockholder Matters."

Item 14.    Principal Accountant Fees and Services

        The information required in this Item will appear under the heading "Fees and Services" in the 2008 Proxy Statement which section is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.

1.
Financial Statements.    The following financial statements and schedules of Vision-Sciences, Inc. are included as Appendix A of this Report:
  2.
  Exhibits.    The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.
Date: July 3, 2008	By:	/s/ RON HADANI Ron Hadani President, Chief Executive Officer

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

Signature	Title	Date

/s/ RON HADANI Ron Hadani	President and CEO (Principal Executive Officer), Director	July 3, 2008
/s/ YOAV M. COHEN Yoav M. Cohen	Chief Financial Officer (Principal Financial and Accounting Officer)	July 3, 2008
/s/ LEWIS C. PELL Lewis C. Pell	Chairman of the Board of Directors	July 3, 2008
/s/ KATSUMI ONEDA Katsumi Oneda	Director	July 3, 2008
/s/ DAVID W. ANDERSON David W. Anderson	Director	July 3, 2008
/s/ KENNETH ANSTEY Kenneth Anstey	Director	July 3, 2008

/s/ WARREN L. BIELKE Warren L. Bielke	Director	July 3, 2008
/s/ JOHN J. WALLACE John J. Wallace	Director	July 3, 2008

APPENDIX A

Vision-Sciences, Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2008 and 2007
and For the Years Then Ended

Together with Report of Independent Registered
Public Accounting Firm

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vision-Sciences, Inc.
Orangeburg, New York

        We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Valhalla, New York
June 30, 2008

Vision-Sciences, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,655,033	$28,955,497
Short term investments	8,062,418	—
Accounts receivable, net of allowance for doubtful accounts of $162,800 and $129,600 in 2008 and 2007, respectively	1,092,460	1,230,285
Inventories, net	4,021,077	2,102,757
Prepaid expenses and deposits	446,682	111,282

Total current assets	24,277,670	32,399,821

Property and equipment, at cost:
Machinery and equipment	5,073,701	3,713,074
Furniture and fixtures	390,586	307,961
Leasehold improvements	594,953	591,196

	6,059,240	4,612,231
Less—Accumulated depreciation and amortization	4,282,783	4,071,537

Total property and equipment, net	1,776,457	540,694
Other assets, net of accumulated amortization of $72,200 and $81,700 in 2008 and 2007, respectively	363,225	62,393

Total assets	$26,417,352	$33,002,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$56,810	$3,785
Accounts payable	1,768,859	591,166
Accrued expenses	2,439,158	1,443,434
Income taxes payable	—	549,000

Total current liabilities	4,264,827	2,587,385
Capital lease obligations, net of current portion	81,083	—

Total liabilities	4,345,910	2,587,385

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—35,647,512 shares and 35,243,931 shares at March 31, 2008 and 2007, respectively	356,475	352,438
Additional paid-in capital	77,477,690	76,483,273
Accumulated deficit	(55,762,723)	(46,420,188)

Total stockholders' equity	22,071,442	30,415,523

Total liabilities and stockholders' equity	$26,417,352	$33,002,908

The accompanying notes are an integral part of these consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Operations

for Fiscal Years Ended March 31, 2008 and 2007

	2008	2007
Net sales	$9,949,454	$9,486,712
Cost of sales	8,555,717	7,534,721

Gross profit	1,393,737	1,951,991
Selling, general and administrative expenses	8,177,895	5,183,717
Research and development expense	3,441,245	2,371,630
Restructuring charge	659,521	—

Loss from operations	(10,884,924)	(5,603,356)
Interest income	1,021,712	151,347
Interest expense	(9,065)	(1,415)
Other income (expense), net	94,754	(11,839)
Gain on sale of product line, net of direct costs	1,434,988	26,096,855
Loss in equity investment, including impairment loss of $650,000	(1,000,000)	—

(Loss) income before provision for income taxes	(9,342,535)	20,631,592
Provision for income taxes	—	520,000

Net (loss) income	$(9,342,535)	$20,111,592

Net (loss) income per common share—basic	$(0.26)	$0.57

Net (loss) income per common share—diluted	$(0.26)	$0.56

Shares used in computing net (loss) income per common share:
Basic	35,286,184	35,166,760

Diluted	35,286,184	35,772,764

The accompanying notes are an integral part of these consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

for Fiscal Years Ended March 31, 2008 and 2007

	Preferred Stock		Common Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2006	50,000,000	$—	35,148,427	$351,483	$75,678,615	$(66,531,780)	$9,498,318
Exercise of stock options	—	—	95,504	955	91,472	—	92,427
Stock based compensation expense	—	—	—	—	713,186	—	713,186
Net income						20,111,592	20,111,592

Balance, March 31, 2007	50,000,000	$—	35,243,931	$352,438	$76,483,273	$(46,420,188)	$30,415,523

Exercise of stock options	—	—	403,581	4,036	525,095	—	529,131
Stock based compensation expense	—	—	—	—	469,322	—	469,322
Net loss	—	—	—	—	—	(9,342,535)	(9,342,535)

Balance, March 31, 2008	50,000,000	$—	35,647,512	$356,474	$77,477,690	$(55,762,723)	$22,071,441

The accompanying notes are an integral part of these consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Fiscal Years Ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(9,342,535)	$20,111,592
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	254,788	490,263
Gain on sale of product line	(1,434,988)	(26,096,855)
Loss in equity investment	1,000,000	—
Stock-based compensation	469,322	713,186
Changes in assets and liabilities:
Accounts receivable	137,825	537,628
Inventories	(1,918,323)	282,236
Prepaid expenses and deposits	(344,743)	(51,750)
Accounts payable	1,177,693	(301,412)
Accrued expenses	995,725	415,288
Income taxes payable	(549,000)	549,000

Net cash used in operating activities	(9,554,233)	(3,350,824)

Cash flows from investing activities:
Purchase of short term investments	(47,121,608)	—
Sale of short term investments	39,059,190	—
Purchase of property and equipment	(1,332,040)	(627,451)
Net proceeds from sale of product line	1,434,988	26,791,572
Purchase of equity investment	(1,000,000)	—
Cash paid for business acquisition	(450,000)	—

Net cash (used in) provided by investing activities	(9,409,470)	26,164,121

Cash Flows from financing activities:
Payments of acceptances payable to a bank	—	(61,536)
Payments on capital leases	134,108	(26,839)
Exercise of stock options	529,131	92,427

Net cash provided by financing activities	663,239	4,052

Net (decrease) increase in cash and cash equivalents	(18,300,464)	22,817,349
Cash and cash equivalents, beginning of year	28,955,497	6,138,148

Cash and cash equivalents, end of year	$10,655,033	$28,955,497

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$9,065	$1,415

Non Cash Item for Capital Leases	$184,288	—

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        All amounts in the financial notes except for share and per-share data are reported in ($000's), unless otherwise indicated.

(1) Operations and Significant Accounting Policies

        The consolidated financial statements include the accounts of Vision-Sciences, Inc. ("we" or the "Company"), a Delaware corporation, and its wholly-owned subsidiaries.

        We ("Vision-Sciences" or the "Company") design, develop, manufacture and market products for endoscopy—the science of using an instrument, known as an endoscope—to provide minimally invasive access to areas not readily visible to the human eye.

        We were incorporated in Delaware in 1987 under the name Machida Incorporated ("Machida"). Since that time, we have acquired by merger Cyberex Corporation (October 1988), Vascu-Care, Inc. (March 1989), and we acquired Opielab, Inc. through a share exchange (September 1990). In December 1990, we changed our name to Vision-Sciences, Inc. ("VSI") and Machida became a wholly owned subsidiary of VSI. Another VSI subsidiary, Vision Sciences Ltd., an Israeli corporation, has been inactive since the fiscal year ended March 31, 2002. VSI primarily operates in the medical segment, while Machida primarily operates in the industrial segment. In October, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test ("BEST") to nursing homes, rehabilitation centers and assisted living, settings via our new wholly-owned subsidiary BEST DMS Inc. ("BEST-DMS"). The principal markets we serve are in the United States and Europe, representing approximately 86% and 8% of total sales in FY 08, respectively. The balance of our revenues, 6%, is derived from sales in other international markets. In FY 07, the principal markets we served were the United States and Europe, representing approximately 61% and 30% of total sales, respectively. The balance of our revenues, 9%, was derived from sales in other international markets.

        Our fiscal year-end is on March 31 of each year, and is referred to here as Fiscal 2008 ("FY 08") and Fiscal 2007 ("FY 07"), respectively.

        We now operate in three reportable segments: medical, industrial, and health services. More segment information is presented in Note 7.

        We expect to derive a substantial portion of our future revenues from our medical device segments, mainly from various endoscope and EndoSheath Systems. We have invested substantial funds developing these products. We have incurred losses since inception, except for FY 07; our net income in FY 07 resulted from a one-time sale of a product line. We expect to incur a loss for the fiscal year ending March 31, 2009. We may require more financing to fund operations in the future. The Company is also subject to risks, including, but not limited to, the successful marketing of its products, United States FDA clearance and regulation, and dependence on key personnel.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

  (a)    Principles of Consolidation

        The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

  (b)    Basic and Diluted Net Income (Loss) per Common Share

        Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. For FY 08, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. For FY 07, the diluted net income per share was calculated by dividing the net income by the weighted average number of shares and adding 606,400 of common stock equivalents. We have excluded from the FY 07 diluted net income per share calculation 5,214,400 options that were anti-dilutive.

  (c)    Depreciation and Amortization

        The Company provides for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	3 - 5 years
Furniture and fixtures	5 years
Intangible assets	6 - 15 years

        Leasehold improvements are amortized over the shorter of their estimated useful live or the lease live.

  (d)    Property Plant & Equipment

        At March 31, 2008 our Property Plant and Equipment includes Equipment in Process and Projects in Process, which consists of $540 and $296 respectively. We currently are unable to project the final cost of these projects. Upon completion, the equipment will be capitalized, and the Projects in R&D will be either capitalized or expensed, based on final evaluation of the success of each project.

  (e)    Revenue Recognition

        The following must occur before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue when title passes to the customer, generally upon shipment of products. For FY 08, our medical segment has distributed all of its products for the ENT market globally through Medtronic Xomed, Inc. ("Medtronic", or "MENT"). Medtronic distributes, markets, and sells our ENT endoscope line worldwide, on a co-branded basis, through MENT's global sales force, as part our exclusive Distribution Agreement (the "MENT Agreement") with Medtronic. The MENT Agreement does not provide for any contingencies, nor provide any terms related to product acceptance or warranty that are different from the normal terms provided by the Company to its other customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

        Our medical segment distributes its products for the urology, pulmonary and GI markets through a network of independent domestic and international sales representatives.

        Our industrial segment distributes all its products using direct sales personnel and a network of independent sales representatives.

        Our health services segments generally deliver services to its customers at their assisted living or nursing home facility. Revenues are recognized at the end of the BEST test session.

  (f)    Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The components of inventories are as follows:

	March 31,
	2008	2007
Raw materials	$2,924	$1,447
Work-in-process	497	273
Finished goods	600	383

	$4,021	$2,103

        Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception several key components which are supplied to us by 3 key suppliers, with whom we have long term supply agreements. Our long term agreement with one of these key suppliers, Pentax, was amended in April 2008 and is now due to expire in February 2009, and will not be renewed. The Company purchased approximately $941 and $1,069 of products under the supply agreement with Pentax in FY 08 and FY 07, respectively. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

  (g)    Other Assets

        Other assets consist primarily of customers list, covenant not-to-compete and patent costs which are amortized on a straight-line basis over a period up to 15 years.

  (h)    Long-Lived Assets

        We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We believe that the carrying value of these assets is fully realizable at March 31, 2008.

  (i)    Income Taxes

        We account for income taxes under the liability method and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

  (j)    Foreign Currency Transactions

        We charge foreign currency exchange gains or losses in connection with our purchases of products from foreign vendors to operations. For each of the two years in the period ended March 31, 2008, these amounts were immaterial.

  (k)    Cash and Cash Equivalents

        We classify investments with original maturities of ninety days or less, consisting of commercial paper and a money market account at a bank, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

  (l)    Short Term Investments

        The company classifies investments with original maturities of greater than 90 days in Government Securities and high grade Commercial Paper as Short Term Investments. The Company intends to hold these investments to maturity. The following table summarizes theses securities classified as held to maturity.

	March 31, 2008
	Fair Value	Cost
Held to maturity less than one year:
Government securities	$6,563	$6,512
Commercial paper	1,534	1,550

Total short term investments including accrued interest	$8,097	$8,062

  (m)    Research and Development Expenses

        Research and development expenses are charged to operations as incurred.

  (n)    Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk are principally cash, marketable securities and accounts receivable. We place our cash and marketable securities with highly reputable financial institutions.

        Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom we make substantial sales (see Note 7). To reduce risk, we routinely assess the financial strength of our customers and, when appropriate, we obtain letters of credit or advance payments for our international sales; as a consequence, we believe that our accounts receivable credit risk exposure is limited. We had two customers who individually accounted for 23% and 20% of the total accounts receivable balance as of March 31, 2008. We had two customers who individually accounted for 28% and 14% of the total accounts receivable balance at March 31, 2007. We maintain an allowance for potential credit losses, but historically we have not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area. In the year ended March 31, 2008, we had one customer who accounted for 53% of net sales. In the year ended March 31, 2007 we had two customers who accounted for 50% and 14%, respectively, of net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

  (o)    Fair Value of Financial Instruments

        Our financial instruments consist of cash equivalents, accounts receivable and notes payable (leasing arrangements). The estimated fair value of these financial instruments approximates their carrying value at March 31, 2008 and 2007. The estimated fair values have been determined through information obtained from market sources and management estimates.

  (p)    Accounting for Option Grants to Non-employees

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

  (q)    Employee Stock-Based Compensation Arrangements

        Effective April 1, 2006 the Company began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS 123R").

        Compensation cost associated with stock options includes: (i) amortization related to the remaining unvested portion of all stock options outstanding at March 31, 2006, based on the fair value determined on the grant date in accordance with the original provisions of SFAS 123, and (ii) amortization related to all stock option awards granted subsequent to March 31, 2006, based upon the fair value estimated in accordance with SFAS 123R. The compensation expense for stock-based compensation awards under SFAS 123R is recognized over the vesting period of the options, and includes an estimate for forfeitures.

        In FY 08, we recorded stock-based compensation expenses of $469 ($0.01 per diluted share). In FY 07, upon adopting SFAS 123R, we recorded expenses of $713 ($0.02 per diluted share). This compensation expense was recorded in both FY 08 and FY 07, as follows:

	FY 08	FY 07
Cost of Goods Sold	31	60
SG&A	358	590
R&D expense	80	63

	$469	713

  (r)    Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on April 1, 2009. Earlier adoption is prohibited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

        In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and as a result, we adopted FIN 48 effective April 1, 2007, our first quarter of FY 08. The adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flow.

  (s)    Reclassifications

        For presentation purposes, we have reclassified certain items from its prior year financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Financing Arrangement

        Effective January 18, 2008, we entered into a $10,000 revolving line of credit agreement with Merrill Lynch Bank USA ("Bank"), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the "Loan Agreement"). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for borrowing by the Company is set at LIBOR plus 1.75%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to our scheduled repayment date, we will be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement from time to time is based on the value of, and secured by, the securities maintained by the Company with Merrill Lynch, Pierce, Fenner & Smith Incorporated.

        Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts. As of today, we have not requested any advances under the Loan Agreement.

(3) Income Taxes

        We account for income taxes under the liability method and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates. The provision for income taxes below consists of the following:

	March 31,
	2008	2007
Current:
Federal	$—	$340

State	—	180

	$—	$520
Deferred:
Domestic	$19	$(340)
Valuation Allowance	(19)	340

Provision for Income Taxes	$—	$520

        Effective April 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, and the adoption did not have a material impact on our results of operations, financial position or cash flow for FY 08. We file tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before our fiscal year 2005 ("FY 05"). State jurisdictions that remain subject to examination range from FY 05 to FY 07. Any tax penalties, if any, that may be assessed for years currently subject to examination, cannot be determined by the Company. Penalties, if any, will be included in income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Income Taxes (Continued)

        The difference between the provision for income taxes and statutory rate is as follows:

	March 31,
	2008	2007
U.S. statutory rate	34%	34%
State taxes, net of federal tax benefit	1	1
Change in valuation allowance	(35)	(32)

Effective tax rate	—%	3%

        The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

	March 31,
	2008	2007
Net operating loss carry-forwards	$13,082	$12,713
Nondeductible reserves	301	441
Tax credit carry-forwards	285	678
Stock based compensation	1,605	1,625
Other temporary differences	374	364
Restructuring	231	—
Loss in equity investment	350	—

	16,228	15,821
Less—Valuation allowance	(16,228)	(15,821)

Net deferred tax asset	$—	$—

        We have recorded a valuation allowance equal to its net deferred tax asset due to its assessment that it would be more likely than not, that realization of the benefit of this asset will not occur. The uncertainty is due to current and projected net losses. During FY 08, the valuation allowance increased by $3,488 primarily due to the net operating losses in the current fiscal year.

        On March 31, 2008, we had operating loss carry-forwards available to offset future federal taxable income of approximately $37,377. These operating loss carry-forwards expire at various dates through 2027, commencing in 2010. On March 31, 2008, we had tax credit carry-forwards available to offset future federal taxable income of approximately $814. The federal alternative minimum tax credit of $412 does not expire, and the balance of our tax credits may expire beginning in 2008 through 2013. The Internal Revenue Code limits the amount of net operating loss carry-forwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period.

(4) Stockholders' Equity

  Stock Option Plan

        Our first stock option plan (the "1990 Plan") allowed us to grant key employees and non-employee consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. Our Board of Directors (our "Board") had authorized the issuance of options for the purchase of up to 4,375,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Stockholders' Equity (Continued)

shares of common stock under the 1990 Plan. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Our Board and stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock under the 2000 Plan, of which 55,405 shares remain available for future grants.

        At our annual stockholders meeting, held on August 21, 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan"), which was previously approved by our Board. Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of common stock. The terms of the 2007 Plan are substantially the same as the 2000 Plan. As of March 31, 2008, there remain 2,359,500 shares available for future grants under the 2007 Plan. We grant options to both employees and non-employee-consultants, with vesting periods ranging from immediate to six years. For options granted under this plan, we have chosen to employ the simplified method of calculating the option term, which averages an award's weighted average vesting period and its contractual term. The contractual term of our options is ten years.

        On March 31, 2008, the total unamortized stock-based compensation is approximately $2,141, which will be expensed through the period ending March 31, 2011. The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, because of its net operating loss carry-forwards and its policy of recording valuation allowances equal to all deferred tax assets.

        A summary of the 2007, 2000 and 1990 Plans activity for employees and non-employees is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2006	4,367,351	$0.79-$4.30	1.38
Granted	850,000	1.32-1.67	1.39
Exercised	(95,504)	0.89-1.19	0.97
Canceled	(493,147)	0.89-3.00	2.10

Outstanding March 31, 2007	4,628,700	$0.79-$4.30	$1.23
Granted	2,124,750	1.10-3.20	1.52
Exercised	(403,581)	0.89-2.05	1.47
Canceled	(219,500)	1.19-2.05	1.41

Outstanding March 31, 2008	6,130,369	$0.79-$4.30	$1.49

Exercisable, March 31, 2007	3,617,075	$0.79-$4.30	$1.23

Exercisable, March 31, 2008	3,630,969	$0.79-$4.30	$1.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Stockholders' Equity (Continued)

        The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007
Risk-free interest rate	2.58%-4.72%	4.51%-4.96%
Expected dividend yield	—	—
Expected life	6.25 years	6.25 years
Expected volatility	65%-66%	67%-69%
Weighted average value grant per share	$0.98	$0.62
Intrinsic value of options exercised	$1,320	$103
Intrinsic value of options exercisable	$6,572	$—
Intrinsic value of options outstanding	$10,920	$—

        Under the 1990, 2000, and 2007 Plans, there remain available 918,369, 3,571,500 and 1,640,500 shares of common stock, respectively.

        On August 16, 1993, we adopted the 1993 Director Option Plan (the "1993 Plan") under which it may grant up to 200,000 non-statutory stock options to non-employee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company has reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan.

        In July 2003, we adopted, and our stockholders approved, a 2003 Director Option Plan (the "2003 Plan"). The terms of the 2003 Plan are similar to the 1993 Directors Option Plan, and include automatic grants of 4,000 shares to each outside member of our Board on the date of annual meeting of stockholders, so long as such outside director does not hold at that time any outstanding options to purchase Common Stock under the Company's 1993 Plan, which options are not fully exercisable. Options granted under the 2003 Plan are 100% vested on the date of grant. In January 2008, our Board approved the recommendation of the Executive Committee to change the compensation of our outside directors, and recommended to increase the annual grant to 10,000 options per director, pending stockholder approval at our Annual Stockholders Meeting to be held on August 2008. If our annual meeting of stockholders is held in August of each year, and the number of outside directors was unchanged (currently there are five outside directors), we would be required to grant options to purchase an aggregate of 50,000 shares in August of 2008 and 2009. During our FY 08 Annual Shareholders meeting, held in August 2007, we granted 16,000 options to our then four outside directors. As of March 31, 2008, there remain 156,000 shares available for future grants under the 2003 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Stockholders' Equity (Continued)

        A summary of the Director Option Plans activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2006	72,000	$1.00-$2.10	1.39
Granted	16,000	1.49	1.49
Exercised	—	—	—
Canceled	—	—	—

Outstanding March 31, 2007	88,000	$1.00-$2.10	$1.41
Granted	16,000	1.41	1.41
Exercised	—	—	—
Canceled	—	1.50	1.50

Outstanding March 31, 2008	104,000	$1.00-$2.10	$1.39

Exercisable, March 31, 2007	88,000	$1.00-$2.10	$1.41

Exercisable, March 31, 2008	104,000	$1.00-$2.10	$1.39

        The assumptions used in the Black-Scholes option-pricing model by the Company were as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007
Risk-free interest rate	4.34%	4.91%
Expected dividend yield	—	—
Expected life	6.25 years	5.5 years
Expected volatility	67%	69%
Weighted average value grant per share	$0.86	$1.49

(5) Commitments

        The Company rents its facilities in Natick, MA and Orangeburg, NY from non-related parties; and in Sarasota, FL from a related party. The various leasing agreements are due to expire between August 2008 and 2013. The Company also leases some office equipment under leases that expire in 2011. Rental expense charged to operations under leases was approximately $474 and $480 for the years ended March 31, 2008, and March 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Commitments (Continued)

        Approximate future minimum lease commitments under all operating leases and capital are as follows:

Year Ending March 31,	Office Lease Commitments 2008	Capital Commitments 2007
2009	$595	$79
2010	708	72
2011	564	29
2012	461	15
2013	269	—

	$2,597	$195

less portion attributable to interest		57

less current portion		138

Non current portion		67

		$81

(6) Segment Information

        As of October 1, 2007, we operate in three reportable segments: medical, industrial, and health services

  Corporate Segment Elimination

        Until the end of our fiscal year ended March 31, 2007, (FY 07), we had three reportable segments: medical, industrial and corporate. Our corporate segment consisted of certain administrative expenses applicable to us as a whole. As of April 1, 2007 (FY 08), we eliminated the corporate segment by consolidating it into the medical and industrial segments.

        Our medical segment designs, manufactures and sells our advanced line of endoscopy- based products for a variety of specialties, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology.

        Our industrial segment, through our wholly-owned subsidiary, Machida, Inc., designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities, such as the bore of a gun.

        Our health services segment is our newly formed wholly-owned subsidiary BEST-DMS. BEST-DMS is a service-based segment, providing the Bedside Endoscopic Swallowing Test to nursing homes, rehabilitation centers and assisted living facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Segment Information (Continued)

        Between April 1, 2007 and September 30, 2007, we operated under two reportable segments, medical and industrial. In March 2007, we completed the license and sale of certain assets with respect to our ENT sheath business to Medtronic. That transaction resulted in a thorough review of our business, including how we evaluate and report our results of operations. In order to enable our Chief Executive Officer to make operating and financial decisions about allocating our resources and assessing performance, effective FY 08, we began operating under two reportable segments, medical and industrial. All expenses formerly reported under the corporate segment are allocated as follows: 95% to the medical segment and 5% to the industrial segment.

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

        FAS 131 states that if an enterprise changed the structure of its internal organization in a manner that causes the composition of its reportable segments to change, and if segment information for earlier periods, including interim periods, is not restated to reflect the change, the enterprise must disclose in the year in which the change occurs segment information for the current period under both the old basis and the new basis of segmentation, unless it is impracticable to do so. We determined that it is impracticable for us to report our new allocation methodology under the old and new basis, and we are therefore reporting only under the new basis.

        The three current segments follow the accounting policies described in the Summary of Significant Accounting Policies, above. We evaluate segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment and general corporate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Segment Information (Continued)

assets, such as cash and marketable securities are allocated to each segment. Our segments are described in the following tables:

Fiscal Year Ended March 31,	Medical	Industrial	Health	Adjustments	Total
2008
Sales to external customers	$6,907	$2,705	$337	$—	$9,949
Inter-segment sales	—	—	55	—	55
Operating (loss)	(9,678)	(326)	(221)	—	(10,225)
Interest income	1,016	5	0	—	1,021
Depreciation and amortization	175	37	43	—	255
Stock-based compensation	460	9	—	—	469
Total assets	26,597	2,484	544	(3,208)	26,417
Expenditures for fixed assets	1,193	1	138	—	1,332
2007
Sales to external customers	$6,776	$2,711	$—	$—	$9,487
Inter-segment sales	—	2,087	—	(2,087)	—
Operating (loss)	(4,774)	(829)	—	—	(5,603)
Interest income	142	8	—	—	150
Depreciation and amortization	459	31	—	—	490
Stock-based compensation	690	23	—	—	713
Total assets	30,891	3,197	—	(1,085)	33,003
Expenditures for fixed assets	552	75	—	—	627

        The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers:

	Fiscal Years Ended March 31,
Geographic Region
	2008	2007
Asia, Australia, India	$185	$381
Canada	167	317
Europe	839	2,860
Middle East and Africa	86	90
Central & South America	113	85
United States	8,559	5,754

Total	$9,949	$9,487

  Major Customers

        FY 08 net sales to Medtronic were $5,276 (53% of the Company's net sales) or 76% of our medical segment net sales. FY 07 net sales to our 3 major customers, Medtronic, Gyrus International, Ltd. and NGC Medical were $3,320, $949 and $664 (35%, 10% and 7% of the Company's net sales, respectively) or 49%, 14% and 10% of our medical segment net sales.

        In the industrial segment, sales to unaffiliated customers outside of the United States were approximately $810 and $949 for FY 08 and FY 07, respectively, or 30% and 35%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Segment Information (Continued)

        FY 08 sales to Pratt & Whitney, a division of United Technology Corporation, were $495, or 5% of net sales for the industrial segment.

(7) Accrued Expenses

	March 31,
	2008	2007
Accrued payroll and related expenses	$727	$678
Accrued restructuring charge	660	—
Accrued other	1,052	765

	$2,439	$1,443

(8) Related Party Transactions

        In the fiscal year ended March 31, 2008, we purchased approximately $941 of flexible endoscope components from one of our key supplier, pursuant to a 1992 supply agreement that will expire in February 2009 and will not be renewed. This key supplier, Pentax Corporation, is the record and beneficial holder of approximately 5.5% of our outstanding Common Stock. In FY 07, we purchased approximately $1,069 worth of parts from Pentax.

        In Q3 08 Pentax, advised us that it intended to significantly increase the price and limit the quantities of certain components it supplies to us that are necessary for our fiber-based ENT, TNE and cystoscopes. In Q4 of FY 08, we reached a satisfactory arrangement for the transition of our supply relationship with Pentax. Under the terms of the agreement entered into with Pentax, we ended our dispute and agreed to dismiss all related legal proceedings over pricing, volumes and delivery schedules for the components supplied by Pentax. The agreement modified the terms of our supply agreement with Pentax, by, among other things, (i) moving forward the termination date of the supply relationship to February 28, 2009 from March 15, 2009, and (ii) providing an agreed upon purchase order and delivery schedule of components from Pentax through February 28, 2009. At that time Pentax will no longer be our supplier.

        We expect that the agreement reached with Pentax will enable us to meet our estimated production requirements for fiberscopes until we complete the development of our next generation fiberscope family, which will not use any Pentax parts. Pentax's supply arrangement is limited to components used in our fiberscopes only. Pentax does not supply any components used in any other products, including our new line of video based flexible endoscopes and all new products under development. However, there can be no assurance that we will not experience difficulties or delays in the future with Pentax or other suppliers, as we increase our manufacturing capacity.

(9) Sale of Product Line

        In March of 2007, we completed the sale to Medtronic of certain assets with respect to our ENT EndoSheath business. As part of the transactions, we granted Medtronic an exclusive, royalty-free worldwide license to certain of our Vision-Sciences intellectual property, for use in making and selling EndoSheath products solely within the field of ENT (otorhinolaryngology). Under the terms of the agreement, Medtronic paid us $27 million at the closing, out of a total of up to $34 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Sale of Product Line (Continued)

        Up to an additional $4 million was scheduled to be paid upon the achievement of certain post-closing milestones related to the transition of manufacturing capability to Medtronic, and an additional $3 million is scheduled be paid 15 months after closing (which was received by the end of June 2008), assuming we comply with our obligations under the agreement, and that Medtronic has not made any indemnification based on the Company's representations and warranties under the agreements.

        We have completed the first milestone in December 2007, and were paid $1,000. The second milestone was amended into two separate parts: the first part was completed by March 2008, and we received a partial payment of $750; the second part was completed by the first quarter of FY 09, where we received the remaining balance of $250. As part of this transaction, we transferred our ENT production lines for the EndoSheath ENT products from our Natick facility to the Medtronic facility in Jacksonville, FL. The remaining milestone is expected to be completed by Q2 09, and the balance of $2,000 is expected to be received upon completion.

        Tax gain on sale of product line for FY 08 and FY 07 is reflected in our Consolidated Statements of Operations, net of direct expenses, as $1,435 and $26,097, respectively.

(10) Acquisitions

  (i)    BEST DMS Inc.

        On October 1, 2007, Vision-Sciences purchased the assets of Best Dysphagia Management, Inc., a Florida based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test ("BEST") to nursing homes, rehabilitation centers and assisted living settings via our new wholly-owned subsidiary BEST DMS Inc. The purchase price was $1,500, which was comprised of (a) $450 (the "Initial Purchase Price"), paid at the closing, and (b) earn out payments payable over four years, in an aggregate amount not to exceed $1,050, based on certain milestones being met. The Initial Purchase Price of $450 has been allocated as follows: $135 to fixed assets and $315 to intangible assets. This acquisition will allow Vision-Sciences access to new markets, including the geriatric market, nursing homes and rehabilitation centers, and it is expected to provide a boost to our future growth. The operating results of BEST-DMS are included in the operating results as of the acquisition date, and there are no proforma numbers presented since this acquisition was not material.

  (ii)    Minos Medical, Inc.

        In April 2007, we executed a definitive investment agreement under which we acquired a strategic interest in Minos Medical, Inc. ("Minos"). Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate surgical procedures that require no incisions. We invested $1,000 in cash and have agreed to expend $165 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. Our investment amounted to 30% of the outstanding shares of Minos, and we accounted for this transaction on our balance sheet as an equity investment.

        During the year, the Company recorded its share of equity losses totaling $350, and at March 31, 2008, the Company wrote off its remaining investment balance of $650 due to liquidity issues at Minos. Minos is presently in the process of seeking additional sources of funding for development and for sales

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Acquisitions (Continued)

and marketing of their new products. In that regard, in early June, Minos received from the FDA a 510K clearance for their initial product, the Megachannel™. The Megachannel is a 22mm diameter flexible tube that rides along with a colonoscope to the target site. Once in place it creates a 20mm working channel (or super highway) that allows rapid access beyond the sigmoid colon.

(11) Commitments and Contingencies

  (i)    401K Plan

        The Company has a 401(k) plan (the "Plan") whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. The Company may, but is not obligated to, make a matching contribution up to a certain percentage of each employee's contribution. During the years ended March 31, 2008 and 2007, the Company recorded matching contributions of approximately $55 and $54, respectively, relating to the Plan.

  (ii)    Restructuring charge

        In late FY 08, our Board of Directors has decided to consolidate our Natick, MA facility and our Orangeburg, NY facility under one roof, in a new location at One Ramland Road, Orangeburg, NY. Total number of employees affected is approximately 24, and it includes production, administration, quality assurance and research and development employees.

        According to SFAS 146, the Company needs to recognize a liability for costs associated with an exit activity, including the closing of a location and moving the production to another facility. The activity shall be recognized and measured at fair market value in the period in which the liability is incurred.

        We believe we have three separate liabilities resulting from the Natick facility closure and planned relocation to NY:

  1.
  One-time termination benefits;

  2.
  One-time relocation, training and setup costs of our new sheath production and R&D facility in NY; and

  3.
  Expenses related to moving out of our facility at 40 Ramland Road facility prior to the termination of the lease agreement.

        We currently meet the requirements of item 1 above, and based on the facts presented—we recorded a restructuring charge of $660. This charge affects 24 employees and will be paid by December 2008.

        Regarding item 2 above—these expenses will be recognized when incurred during FY 09. Our current estimate for these expenses is $594.

        Regarding item 3 above—SFAS 146 indicates that costs associated the termination of a contract before the end of its term shall be recognized when the entity terminates the contract or moves out and does not use the facility. Based on the facts presented, we will record a restructuring charge when we move to One Ramland Road by the end of calendar year 2008. This charge is estimated at $372.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Subsequent Events

  (i)    SpineView Development and Supply Agreement

        On June 19, 2008 we entered into a Development and Supply Agreement (the "SpineView Agreement"), pursuant to which we are to develop and supply a CCD-based video endoscope to SpineView for use with SpineView's products. SpineView is engaged in the development and manufacture of miniature, minimally invasive, disposable spine surgery devices that include reusable endoscopes for visualization and image guidance.

        SpineView agreed to pay us $225 for certain non-recurring engineering costs, and to reimburse us for up to $40 of our out-of-pocket costs. After the completion of certain milestones and delivery of a prototype, SpineView has agreed to place an initial firm order with us for 50 video endoscopes at a purchase price of $27 per unit (the "Initial Order"), for a total of $1,350. Following delivery of the Initial Order, SpineView shall submit a forecast for the following 12 months, of which the first six months will be considered a firm order at a price of $23.5 per video endoscope. Payment for certain of these items is subject to the closing of certain of SpineView's fundraising activities. We are also to be the exclusive supplier to SpineView of visualization means for use with some future SpineView products.

        The initial term of the SpineView Agreement is for four years from the date of delivery of the Initial Order, and will automatically renew for successive one year periods, unless either party gives the other notice of its intention not to renew.

        Mr. Lewis C. Pell, the chairman of our board of directors (our "Board"), is the chairman of the SpineView board of directors and an investor in SpineView. Mr. Ron Hadani, our president and chief executive officer and a member of our Board, and Mr. Katsumi Oneda, a member of our Board, are also investors in SpineView.

        Our policy with respect to transactions in which any of our directors or officers may have an interest, requires that such transaction (a) be on terms no less favorable to us than could be obtained from unaffiliated third parties and (b) be approved by a majority of the uninterested, outside members of the Board.

        At a Board meeting held on May 29, 2008, the Board reviewed the terms of the final draft of the SpineView Agreement, outside of the presence of Mr. Pell, Mr. Oneda and Mr. Hadani. The remaining (uninterested) members of our Board determined that the SpineView Agreement was fair, properly negotiated, and would be at least as favorable to us as could have been obtained from unaffiliated third parties, and accordingly, after discussion, it was approved.

  (ii)    New Lease in Orangeburg, NY

        In October 2007 we announced that we will consolidate all of our manufacturing operations into our facility in Orangeburg, New York. As a result of this consolidation, we will be closing our manufacturing facility in Natick, Massachusetts. We will transition this consolidation in a controlled fashion to prevent any disruption of activities. It is expected that the closing of the Natick facility will occur by the end of calendar year 2008.

        The consolidation of these manufacturing facilities will allow for greater efficiencies between our endoscope design and manufacturing division, currently located in Orangeburg and the EndoSheath design and manufacturing division, currently located in Natick. This is strategically necessary as we prepare for accelerated growth with the introduction of new products, as we enter new markets. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Subsequent Events (Continued)

addition, the Research and Development groups will be able to work more closely, allowing the Company to bring new products to market faster.

        As part of our consolidation, on May 1, 2008, we entered into a definitive lease agreement (the "Lease"), with Ramland Realty Associates, L.L.C. (the "Landlord"), for our new premises. The new premises will permit us to complete our previously announced consolidation of our Natick manufacturing facilities with our Orangeburg research and development, manufacturing and office facilities into one site.

        The Lease is for a ten year period. Rents range from $18 per month for the first five years of the Lease term, to $54 per month in the final eighteen months of the Lease term. The Lease term will officially commence upon substantial completion of the Landlord's renovation of the location, a process we expect to be completed by December 2008. We will spend up to $1,600 to cover the cost of the renovations, and will be reimbursed for a portion of those costs by paying a reduced rent over the first five years of the Lease.

  (iii)    Commercial Shipment of Our New Videoscope Product Line

        At the end of April 2008, we started the commercial shipment of our new family of videoscope products. During the first quarter of FY 09, we will continue to ramp up our production to meet the expected demand for these products.

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2(2)	By-laws, as amended to date
*10.1(3)	1990 Stock Option Plan, as amended
*10.2(3)	2003 Director Option Plan
*10.3(4)	2000 Stock Incentive Plan
10.3.1(14)	2007 Stock Incentive Plan
*10.4(2)	Vision-Sciences, Inc. 401(k) Plan, as amended
*10.5(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
*10.6	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.9(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11(9)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
10.12(15)	Termination Agreement between Pentax Corporation and Vision-Sciences, Inc. dated February 12, 2008
10.14(6)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15(7)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.19(5)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.21(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000.
10.26(10)	Exclusive Distribution Agreement between the Company and Medtronic Xomed, Inc. dated August 6, 2003.
10.31(11)	Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company
10.32(11)	Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.

10.33(11)	License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
*10.34	Amendment dated April 4, 2007 to Employment Letter Agreement of Yoav Cohen
*10.35	Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani
10.36(12)	Merrill Lynch Loan Management Account Agreement (the "Agreement") between Vision-Sciences, Inc. and Merrill Lynch Bank USA ("Bank") and accompanying Commitment Letter from the Bank.
10.37(13)	Lease Agreement dated as of May 1, 2008 between Ramland Realty Associates LLC and Vision Sciences, Inc.
10.38	Third Amendment to Lease between 30 Ramland Road, LLC dated as December 26, 2006 LLC and Vision Sciences, Inc.
10.39(16)	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008
21.1	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(7)
Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.

(8)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(9)
Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002.

(10)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)
Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A.

(12)
Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2008.

(13)
Incorporated by reference to the Current Report on Form 8-K filed on May 5, 2008.

(14)
Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A.

(15)
Incorporated by reference to the current report on Form 8-K filed on February 15, 2008.

(16)
Incorporated by reference to the current report on Form 8-K filed on June 23, 2008.