Form 10-K/A
period 2008-03-31
VISION SCIENCES INC /DE/
filed 2008-08-05
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer” in “accelerated filer” and “smaller filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 28, 2007, the last business day of the registrant’s most recently completed second quarter, based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ was $71,928,933. The registrant has no non-voting equity

Number of shares outstanding of the Registrant’s Common Stock as of June 23, 2008: 36,661,899

Explanatory Note

This Amendment No 1 on Form 10-K/A hereby amends the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which the registrant filed with the Securities and Exchange Commission on July 3, 2008.  This  amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-K which inadvertently omitted certain required language.  Other than the addition of such language to these two Exhibits, no other portion of the Form 10-K for the fiscal year ended March 31, 2008 is amended hereby.  No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K.  Accordingly, this Amendment should be read in conjunction with such Form 10-K and the registrant’s filings made with the Securities and Commission subsequent to the date of such Form 10-K.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibits.    The exhibits which are filed with this report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A  to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: August 4, 2008	By:	/s/ RON HADANI

Ron Hadani
President, Chief Executive Officer

VISION-SCIENCES, INC.

Date: August 4, 2008	By:	/s/ YOAV M. COHEN

Yoav M. Cohen
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.