Form 10-Q
period 2008-06-30
VISION SCIENCES INC /DE/
filed 2008-08-14
CIK 894237

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See definitions of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2008

Common Stock, par value of $.01	36,666,274
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statement of Stockholders' Equity	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
	Item 4.	Controls and Procedures	26
	Item 4T.	Controls and Procedures	26
Part II.	Other Information		28
	Item 1.	Legal Proceedings	28
	Item 1A.	Risk Factors	28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
	Item 3.	Defaults Upon Senior Securities	40
	Item 4.	Submission of Matters to a Vote of Stockholders	49
	Item 5.	Other Information	40
	Item 6.	Exhibits	40
	Signatures		41

 PART I—FINANCIAL INFORMATION
Item 1: Financial Statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,247,289	$10,655,033
Short term investments	13,415,579	8,062,418
Accounts receivable, net of allowance for doubtful accounts of $162,800 and $129,600 in 2008 and 2007, respectively	2,022,260	1,092,460
Inventories, net	5,642,362	4,021,077
Prepaid expenses and deposits	281,989	446,682

Total current assets	24,609,479	24,277,670

Property and equipment, at cost:
Machinery and equipment	5,379,965	5,073,701
Furniture and fixtures	497,473	390,586
Leasehold improvements	594,953	594,953

	6,472,391	6,059,240
Less—Accumulated depreciation and amortization	4,381,208	4,282,783

Total property and equipment, net	2,091,183	1,776,457

Other assets, net of accumulated amortization of $72,200 and $81,700 in 2008 and 2007, respectively	333,462	363,225

Total assets	$27,034,124	$26,417,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$43,153	$56,810
Accounts payable	988,888	1,768,859
Accrued expenses	2,345,591	2,439,159

Total current liabilities	3,377,632	4,264,828
Capital lease obligations, net of current portion	81,083	81,083

Total liabilities	3,458,715	4,345,911

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares
Issued and outstanding—36,661,899 shares and 35,647,512 shares at June 30, 2008 and 2007, respectively	366,618	356,474
Additional paid-in capital	79,114,347	77,477,690
Accumulated deficit	(55,905,556)	(55,762,723)

Total stockholders' equity	23,575,409	22,071,441

Total liabilities and stockholders' equity	$27,034,124	$26,417,352

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Net sales	$2,928,934	$2,430,438
Cost of sales	2,239,802	1,487,046

Gross profit	689,132	943,392
Selling, general and administrative expenses	2,919,369	1,747,288
Research and development expense	1,171,092	835,273
Restructuring charge	27,744	—

Loss from operations	(3,429,073)	(1,639,169)
Interest income	79,571	279,057
Interest expense	(13,904)	—
Other income (expense), net	—	(1,560)
Gain on sale of product line, net of direct costs	3,229,885	—
Loss in equity investment	—	(82,255)

Loss before provision for income taxes	(133,521)	(1,443,927)
Provision for income taxes	9,312	—

Net loss	$(142,833)	$(1,443,927)

Basic and diluted net loss per common share	$(0.00)*	$(0.04)

Shares used in computing basic and diluted net loss per common share	36,661,899	35,249,431

*
Less than 1 cent.

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, April 1, 2007	5,000,000	$—	35,243,931	$352,438	$76,483,273	$(46,420,188)	$30,415,523
Exercise of stock options	—	—	403,581	4,036	525,095	—	529,131
Stock based compensation expense	—	—	—	—	469,322	—	469,322
Net loss	—	—	—	—	—	(9,342,535)	(9,342,535)

Balance, March 31, 2008	5,000,000	$—	35,647,512	$356,474	$77,477,690	$(55,762,723)	$22,071,441

Exercise of stock options and warrants	—	—	1,014,387	10,144	1,467,657	—	1,477,801
Stock based compensation expense	—	—	—	—	169,000	—	169,000
Net loss	—	—	—	—	—	(142,833)	(142,833)

Balance, June 30, 2008	5,000,000	$—	36,661,899	$366,618	$79,114,347	$(55,905,556)	$23,575,409

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(142,833)	$(1,443,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,895	40,200
Cashless exercise of warrants		—
Gain on sale of product line	(3,229,885)	—
Loss in equity investment	—	82,255
Stock-based compensation	169,000	132,164
Changes in assets and liabilities:
Accrued interest receivable	(21,300)	(217,003)
Accounts receivable	(929,800)	(12,769)
Inventories	(1,621,285)	(715,453)
Prepaid expenses and deposits	192,986	(288,638)
Accounts payable	(779,971)	206,827
Accrued expenses	(93,568)	(128,228)
Income taxes payable	—	(549,000)

Net cash used in operating activities	(6,356,761)	(2,893,572)

Cash flows from investing activities:
Purchase of short term investments	(11,167,052)	(9,631,499)
Sale of short term investments	5,835,191	—
Purchase of property and equipment	(413,151)	(380,863)
Net proceeds from sale of product line	3,229,885	—
Purchase of equity investment	—	(1,000,000)

Net cash used in investing activities	(2,515,127)	(11,012,362)

Cash Flows from financing activities:
Payments on capital leases	(13,657)	(931)
Exercise of stock options	1,477,801	8,790

Net cash provided by financing activities	1,464,144	7,859

Net decrease in cash and cash equivalents	(7,407,744)	(13,898,075)
Cash and cash equivalents, beginning of year	10,655,033	28,322,316

Cash and cash equivalents, end of year	$3,247,289	$14,424,241

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,904	$—

See accompanying notes to consolidated financial statements.

 VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

        The accompanying financial data as of June 30, 2008 and for the three months ended June 30, 2008 ("Q1 09") and June 30, 2007 ("Q1 08") has been prepared by Vision-Sciences, Inc. ("we", "us" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The March 30, 2008 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

        Our fiscal year-end is on March 31 of each year, and is referred to herein as Fiscal 2009 ("FY 09") ("our current Fiscal Year") and Fiscal 2008 ("FY 08"), respectively. All amounts in the financial notes except for share and per-share data are reported in ($000's), unless otherwise indicated.

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

        b.    Cash and Cash Equivalents:    We classify investments with original maturities of ninety days or less, consisting of commercial paper and a money market account at a bank, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

        c.    Short Term Investments:    We classify investments with original maturities of greater than 90 days in Government Securities and high grade Commercial Paper as Short Term Investments. We intend to hold these investments to maturity. The following table summarizes these securities classified as held to maturity:

	June 30, 2008		March 31, 2008
	Fair Value	Cost	Fair Value	Cost
Held to maturity less than one year:
Government securities	$11,697	$11,722	$6,563	$6,512
Commercial paper	1,673	1,694	1,534	1,550

Total short term investments including accrued interest	$13,370	$13,416	$8,097	$8,062

        d.    Inventories:    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30, 2008	March 31, 2008
Raw materials	$4,203	$2,924
Work-in-process	283	497
Finished goods	1,156	600

	$5,642	$4,021

        Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, but we also rely on several single-source key suppliers. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead.

        e.    Depreciation and Amortization:    We calculate depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	3 - 5 years
Furniture and fixtures	5 years
Intangible assets	6 - 15 years

        Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease lives.

        f.    Basic and Diluted Net Income (Loss) per Common Share:    Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. For Q1 09 and Q1 08, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive.

        g.    Revenue Recognition:    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services were rendered; (3) the fee is fixed and determinable; (4) collectability is reasonably assured; and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) is based on management's judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

        h.    Foreign Currency Transactions:    We charge to operations all foreign currency exchange gains or losses in connection with our purchases of products from foreign vendors. For each of the two years in the period ended June 30, 2008, these amounts were immaterial.

        i.    Income Taxes:    We account for income taxes under the liability method, and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates.

        j.    Stock-based:    Effective April 1, 2006 the Company began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS 123R").

        Compensation costs associated with stock options include: (i) amortization related to the remaining unvested portion of all stock options outstanding at March 31, 2006, based on the fair value determined on the grant date in accordance with the original provisions of SFAS 123, and (ii) amortization related to all stock option awards granted subsequent to March 31, 2006, based upon the fair value estimated in accordance with SFAS 123R. The compensation expense for stock-based compensation awards under SFAS 123R is recognized over the vesting period of the options, and includes an estimate for forfeitures.

        In accordance with SFAS 123R, the Company recorded stock-based compensation expense in the statement of operations for Q1 09 and Q1 08, respectively, in the following expense categories:

	Three Months Ended June 30,
	2008	2007
Cost of Goods Sold	$13	$13
Selling, General and Administrative	117	102
Research and Development	39	17

Total	$169	$132

        At June 30, 2008, total unamortized stock-based compensation was approximately $1,902. The Company will expense that amount over periods ending through June 30, 2013. The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, since it currently has a full valuation allowance against its deferred tax asset.

        In the three months ended June 30, 2008, the Company granted options to purchase a total of 294,000 shares of the Company's Common Stock to employees, non-employee consultants and directors. The fair value of these options measured at the option grant date was approximately $982, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

June 30, 2008
Risk-free interest rate	3.55%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	74%
Weighted average value grant per share	$3.34

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

        k.    Recently Issued Accounting Standards:    On April 1, 2008, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We have elected not to apply the fair value option to any of our financial instruments except for those expressly required by U.S. GAAP.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133" ("SFAS 161"), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which for our company would be on April 1, 2009, our 2010 Fiscal Year), with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on our financial statement disclosures.

        In 2007 the FASB issued Statement No. 141(R), Business Combinations—A Replacement of FASB Statement No. 141. This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed. This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective prospectively, except for certain retrospective adjustments to deferred income tax balances, for the Company beginning on January 1, 2009. The Company has not yet determined the impact, if any, the adoption of this Statement will have on its financial position.

        In 2007 the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. For our Company it would be effective prospectively beginning on January 1, 2009. We have not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

3.     Stock Option Plans

        Our first stock option plan (the "1990 Plan") allowed us to grant key employees and non-employee consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. Our Board of Directors (our "Board") had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Our Board and stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock under the 2000 Plan, of which 29,155 shares remain available for future grants.

        In August, 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan"). Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of common stock. The terms of the 2007 Plan are substantially the same as the 2000 Plan. As of June 30, 2008, there remain 2,149,500 shares available for future grants under the 2007 Plan. In the 2007 Plan, we grant options to both employees and non-employee-consultants, with vesting periods ranging from immediate to six years. For options granted under this plan, we have chosen to employ the simplified method of calculating the option term, which averages an award's weighted average vesting period and its contractual term. The contractual term of our options is ten years.

        On June 30, 2008, the total unamortized stock-based compensation for the 1990, 2000 and 2007 plans is approximately $1,902, which will be expensed through the period ending June 30, 2013. The Company does not expect to realize any tax benefits from future disqualifying dispositions, if any, because of its net operating loss carry-forwards and its policy of recording valuation allowances equal to all deferred tax assets.

        A summary of the stock option activity for employees and non-employee consultants under the 1990, 2000 and 2007 plans for the three months ended June 30, 2008 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding March 31, 2008	6,130,369	$0.79–$4.30	$1.49	6.25 years
Granted	290,000	4.88–5.10	4.89
Exercised	(799,785)	0.89–4.00	1.63
Canceled	(10,000)	2.05–3.20	2.91

Outstanding June 30, 2008	5,610,584	$0.79–$5.10	$1.64	7.16 years

Exercisable June 30, 2008	3,037,146	$0.79–$4.30	$1.41	5.61 years

        In August 1993, we adopted the 1993 Director Option Plan (the "1993 Plan") under which we may grant up to 200,000 non-statutory stock options to non-employee directors of the Company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. The Company had reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. We no longer grant options under this plan.

        In July 2003, we adopted, and our stockholders approved, a 2003 Director Option Plan (the "2003 Plan"). The terms of the 2003 Plan are similar to the 1993 Directors Option Plan, and include automatic grants of 4,000 shares to each outside member of our Board on the date of the annual meeting of stockholders, so long as such outside director does not hold at that time any outstanding options to purchase Common Stock under the Company's 1993 Plan, which options are not fully exercisable. Options granted under the 2003 Plan are 100% vested on the date of grant. In January 2008, upon the recommendation of the Executive Committee, our Board approved changes to the compensation of our outside directors, among other things, by recommending an increase in the annual grant to 10,000 options per director, and increasing the maximum number of options available under the plan from 200,000 to 450,000, pending stockholder approval at our Annual Stockholders Meeting scheduled to be held on August 28, 2008. If our annual meeting of stockholders is held in August of each year, and in the event that the number of outside directors remains unchanged (currently there are five outside directors), we would be required to grant options to purchase an aggregate of 50,000 shares in each of August 2008 and August 2009. During our FY 08 Annual Shareholders meeting, held in August 2007, we granted 4,000 options to each our then four outside directors, and an additional 4,000 options to another outside director were granted in May, 2008. As of June 30, 2008, there remain 152,000 shares available for future grants under the 2003 Plan Assuming the amendments to the plan are approved by our stockholders.

        A summary of the Director Option Plans activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding March 31, 2008	104,000	$1.00–$2.10	$1.39
Granted	4,000	$4.88–$4.88	$4.88
Exercised	—	—	—
Canceled	(20,000)	$1.50–$1.50	$1.50

Outstanding June 30, 2008	88,000	$1.00–$4.88	$1.55

Exercisable June 30, 2008	88,000	$1.00–$4.88	$1.55

4. Segment Information

        As of October 1, 2007, we operate in three reportable segments: medical, industrial, and health services.

  Corporate Segment Elimination

        Until the end of our fiscal year ended March 31, 2007, (FY 07), we had three reportable segments: medical, industrial and corporate. Our corporate segment consisted of certain administrative expenses applicable to the company as a whole. As of April 1, 2007 (FY 08), we eliminated the corporate segment by consolidating it into the medical and industrial segments.

         Our medical segment designs, manufactures, and sells our advanced line of endoscopy based products for a variety of specialties, including our state-of-the-art flexible endoscopes and our Slide-On EndoSheath technology.

         Our industrial segment, through our wholly-owned subsidiary, Machida, Inc., designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities, such as the bore of a gun.

         Our health services segment is our newly formed wholly-owned subsidiary BEST-DMS, which was established in October 2007. BEST-DMS is a service-based segment, providing the Bedside Endoscopic Swallowing Test ("BEST") to nursing homes, rehabilitation centers, and assisted living facilities.

        Between April 1, 2007 and September 30, 2007, we operated under two reportable segments, medical and industrial. In March 2007, we completed the license and sale of certain assets with respect to our ENT sheath business to Medtronic. That transaction resulted in a thorough review of our business, including how we evaluate and report our results of operations. In order to enable our Chief Executive Officer to make operating and financial decisions about allocating our resources and assessing performance, effective April 1, 2007, we began operating under two reportable segments, medical and industrial. All expenses formerly reported under the corporate segment are allocated as follows: 95% to the medical segment and 5% to the industrial segment.

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

        We reclassified our FY 07 segment information according to Statement of Financial Accounting Standard 131 ("SFAS 131") to reflect the change in reportable segments. All expenses reported during FY 07 under the corporate segment, were allocated at a rate of 95% to the medical segment and 5% to the industrial segment. We determined, however, that it is impracticable to restate our FY 07 inter-segment allocations.

        SFAS 131 states that if an enterprise changed the structure of its internal organization in a manner that causes the composition of its reportable segments to change, and if segment information for earlier periods, including interim periods, is not restated to reflect the change, the enterprise must disclose in the year in which the change occurs segment information for the current period under both the old basis and the new basis of segmentation, unless it is impracticable to do so. We determined that it is impracticable for us to report our new allocation methodology under the old and new basis, and we are therefore reporting only under the new basis.

4. Segment Information (Continued)

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

Three Months Ended June 30,	Medical	Industrial	Health	Adjustments	Total
2008 (Q1 09)
Sales to external customers	$2,000	$696	$233	$—	$2,929
Operating loss	(3,199)	(42)	(188)	—	(3,429)
Interest income	80	—	—	—	80
Depreciation and amortization	82	9	9	—	100
Stock-based compensation	169	—	—	—	169
Total assets	27,625	2,473	587	(3,651)	27,034
Expenditures for fixed assets	393	—	20	—	413
2007 (Q1 08)
Sales to external customers	$1,832	$598	$—	$—	$2,430
Operating loss	(1,654)	15	—	—	(1,639)
Interest income	279	—	—	—	279
Depreciation and amortization	31	9	—	—	40
Stock-based compensation	129	3	—	—	132
Total assets	31,172	1,277	—	(1,220)	31,229
Expenditures for fixed assets	381	—	—	—	381

5.     Acquisition

  (i)    BEST DMS Inc.

        On October 1, 2007, Vision-Sciences purchased the assets of Best Dysphagia Management, Inc., a Florida based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test ("BEST") to nursing homes, rehabilitation centers and assisted living settings via our new wholly-owned subsidiary BEST DMS Inc. The purchase price was $1,500, which was comprised of (a) $450 (the "Initial Purchase Price"), paid at the closing, and (b) earn out payments payable over four years, in an aggregate amount not to exceed $1,050, based on certain milestones being met. The Initial Purchase Price of $450 has been allocated as follows: $135 to fixed assets and $315 to intangible assets. This acquisition will allow Vision-Sciences access to new markets, including the geriatric market, nursing homes and rehabilitation centers, and it is expected to provide a boost to our future growth. The operating results of BEST-DMS are included in the operating results as of the acquisition date, and proforma numbers are not presented since this acquisition was immaterial.

  (ii)    Minos Medical, Inc.

        In April 2007, we executed a definitive investment agreement under which we acquired a strategic interest in Minos Medical, Inc. ("Minos"). Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate surgical procedures that require no incisions. We invested $1,000 in cash and have agreed to expend $165 in development costs in collaboration with Minos, in order to exploit

4. Segment Information (Continued)

certain surgical procedures. Our investment amounted to 30% of the outstanding shares of Minos, and we accounted for this transaction on our balance sheet as an equity investment.

        During FY 08, we recorded our share of equity losses totaling $350, and at March 31, 2008, we wrote off our remaining investment balance of $650 due to liquidity issues at Minos. Minos is presently in the process of seeking additional sources of funding for development and for sales and marketing of their new products. In that regard, in early June, Minos received a 510K clearance for their initial product, the Megachannel™, from the Food and Drugs Administration ("FDA"). The Megachannel is a 22mm diameter flexible tube that rides along with a colonoscope to the target site. Once in place it creates a 20mm working channel (or super highway) that allows rapid access beyond the sigmoid colon.

6.     Subsequent Events

        None.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; changes in economic conditions that may adversely affect the level of demand for our products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Other examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as "expect" "believe", "anticipate", "may", "will", "plan", "intend", "estimate", "could", and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of raw material components, our dependence on certain distributors and customers, competition, technological difficulties, the completion of obligations under our contract with Medtronic Xomed, Inc. ("Medtronic", or "MENT"), general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

  Registered Trademarks, Trademarks and Service Marks

        Vision-Sciences, Inc. and its subsidiaries own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath® and BEST®.

        Our fiscal year-end is on March 31 of each year, and is referred to herein as FY 08 and FY 09 (our current fiscal year), respectively. Q1 09 refers to the period from April 1, 2008 to June 30, 2008; and Q1 08 refers to the period from April 1, 2007 to June 30, 2007.

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

        VSI primarily operates in the medical segment, while Machida primarily operates in the industrial segment. In October, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida based speech pathology company which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test ("BEST") to nursing homes, rehabilitation centers and assisted living facilities, via our new wholly-owned subsidiary BEST DMS Inc. ("BEST-DMS"). BEST-DMS is our health services segment.

        Our principal executive offices are currently located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600. Our corporate website is www.visionsciences.com. Through a link on the Investor Relations section of our website, we make available all filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC") including, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

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

        BEST is a comprehensive dysphagia (swallowing) evaluation, performed by a speech-language pathologist clinically privileged to perform endoscopy. Patients may be recommended for a BEST because of symptoms suggesting swallowing problems that may include: congestion; wet-gurgly or weak voice; fever, pneumonia or chronic bronchitis; chronic weight loss and/or a decreasing desire to eat; coughing and/or choking on meals or medications; and pressure in a patient's chest during eating or drinking.

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

Research and Development

        During our current fiscal quarter we released our new family of videoscopes, with a miniature digital camera mounted on the distal end of the insertion tube. This videoscope line includes the ENT-5000 (Ear, Nose and Throat) videoscope, the TNE-5000 (Transnasal Esophagoscopy) videoscopes and our Urology's video-based flexible Cystoscope, the CST-5000.

        We are continuing the development of our next generation of improved family of medical and industrial fiber scopes, which will no longer have any Pentax parts. We anticipate that we will be able to have completed the development and the FDA approval process for our new line of fiberscopes by the end of this fiscal year.

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

        During FY 08, we wrote off our entire investment balance of $1,000 due to liquidity issues at Minos. Minos is presently in the process of seeking additional sources of funding for development and for sales and marketing of their new products. In that regard, in early June, Minos received from the FDA a 510k clearance for their initial product, the Megachannel™. The Megachannel is a 22mm diameter flexible tube that rides along with a colonoscope to the target site. Once in place it creates a 20mm working channel (or super highway) that allows rapid access beyond the sigmoid colon.

Other Developments

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

  (ii)
  Gain on Sale of Product Line (Medtronic Transition Agreement Income)

        In March of 2007, we completed the sale to Medtronic of certain assets with respect to our ENT EndoSheath business. As part of the transactions, we granted Medtronic an exclusive, royalty-free worldwide license to certain of our Vision-Sciences intellectual property, for use in making and selling EndoSheath products solely within the field of ENT (otorhinolaryngology). Under the terms of the agreement, Medtronic paid us $27,000 at the closing, out of a total of up to $34,000.

        Up to an additional $4,000 was scheduled to be paid upon the achievement of certain post-closing milestones related to the transition of manufacturing capability to Medtronic, and an additional $3,000 was scheduled to be paid 15 months after closing, which was received by the end of June 2008.

        We have completed the first milestone in December 2007, and were paid $1,000. The second milestone was amended into two separate parts: the first part was completed by March 2008, and we received a partial payment of $750; the second part was completed by this first quarter of FY 09, where we received the remaining balance of $250. As part of this transaction, we transferred our ENT production lines for the EndoSheath ENT products from our Natick facility to the Medtronic facility in Jacksonville, FL. The remaining milestone is expected to be completed by Q2 09, and the balance of $2,000 is expected to be received upon completion.

        As of the end of Q1 09, total payments from Medtronic amounted to $32,000.

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

        In accordance with SFAS 123R, we recorded $169 and $132 of stock-based compensation expense in the statement of operations for Q1 09 and for Q1 08, respectively, in the following expense categories:

	Three Months Ended June 30,
	2008	2007
Cost of Goods Sold	$13	$13
Selling, General and Administrative	117	102
Research and Development	39	17

Total	$169	$132

        At June 30, 2008, the total unamortized stock-based compensation is approximately $1,902. We will expense that amount over periods ending through June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, due to its policy of recording valuation allowances equal to its deferred tax asset.

        In the three months ended June 30, 2008, we granted options to purchase a total of 294,000 shares of our Common Stock. A total 290,000 of these options were granted from our 2007 Stock Incentive Plan (the "2007 Plan") and 4,000 of these options were granted from our 2003 Directors Stock Option Plan (the "2003 Directors Plan"). The fair value of these options measured at the option grant date was approximately $982, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. The assumptions used in the Black-Scholes option-pricing model in the period by the Company were as follows:

June 30, 2008
Risk-free interest rate	3.55%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	74%
Weighted average value grant per share	$3.34

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

  Income Taxes

        The Company accounts for income taxes under the liability method, and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates. We have recorded a valuation allowance equal to its net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

Results of Operations

Net Sales

Three-months ended June 30, 2008 (Q1 09) compared to the Three-months ended June 30, 2007 (Q1 08) in (000's)

        Net sales for Q1 09 were $2,929, an increase of $499, or 21%, compared to the sales of $2,430 for Q1 08. During Q1 09 net sales of the medical segment increased by $168, or 9%, from $1,832 to $2,000, and net sales of the industrial segment increased by $98, or 16%, from $598 to $696. Sales of our new health services segment contributed $233 to our Q1 09 sales.

        Sales by segment and category in Q1 09 and Q1 08 were as follows:

Segment:	Q1 09	Q1 08	Increase/ (Decrease)	Percentage
Medical
Scopes	$1,177	$656	$521	79%
EndoSheaths	216	681	(465)	(68)%
Repairs	499	406	93	23%
Peripherals and Accessories	108	89	19	21%

Total Medical	$2,000	$1,832	$168	9%

Industrial
Borescopes and Accessories	$459	$395	$64	16%
Repairs	237	203	34	17%

Total Industrial	$696	$598	$98	16%

Helth Services
Total Health Services	$233	$—	$233	100%

Total Sales	$2,929	$2,430	$499	21%

Medical Sales—Scope Products

        Net Sales to the medical scope market include products used for the ENT (including TNE), Urology and other customers, were as follows:

Medical Scope Market	Q1 09	Q1 08	Increase	Percentage
ENT and TNE	$690	$432	$258	60%
Urology and Other	487	224	263	117%

Total Scopes	$1,177	$656	$521	79%

        Overall endoscope sales increased by $521, or 79%, from $656 to $1,177, mainly due to more than doubling our sales to the Urology market. Sales in our Urology and Other customers increased by $263, or 117%, from $224 in Q1 08 to $487 in Q1 09. In Q1 09, our ENT scope sales increased by $258, or 60%, from $432 to $690, compared to Q1 08. The increase in our scope sale this quarter has partially benefited from the introduction of our videoscope family of products towards the end of the quarter.

        Our ENT scopes are marketed and distributed globally by MENT. As a result of our exclusive ENT distribution agreement with MENT, the success of our ENT endoscope lines depends substantially upon the success of the marketing and sales activities of MENT, over which we have limited control.

Medical Sales—EndoSheath Products

        Net Sales of EndoSheaths include products used for our ENT (including TNE) and Urology customers as follows:

Products	Q1 09	Q1 08	(Decrease)/ Increase	Percentage
ENT and TNE	$5	$600	$(595)	(99)%
Urology and Other	211	81	130	160%

Total EndoSheaths	$216	$681	$(465)	(68)%

        Sales of our ENT & TNE EndoSheaths decreased by $595, or 99% in Q1 09, compared to Q1 08, as Medtronic ceased its purchases from us, as of December 2007. This is a result of commencing its own manufacturing of ENT sheaths as part of and in accordance with the Medtronic Transition Agreement of March 26, 2007.

        The increase in sales of Urology and Other sheaths of $130, or 160%, from $81 in Q1 08 to $211 in Q1 09 is a result of additional scopes sales and re-orders from existing users.

        We believe the Cystoscopy EndoSheath System can significantly enhance the practice efficiency of urologists by allowing them to avoid the tedious and time-consuming reprocessing of conventional cystoscopes, and presents the significant benefit of a sterile insertion tube for each patient.

Medical Sales—Repairs, Peripherals and Accessories

        Revenue from repairs together with sales of peripherals and accessories increased in Q1 09 by $112, or 23%, from $495 to $607, as compared to Q1 08. This increase is primarily related to the higher demand for our medical scopes.

Industrial Segment

        Net sales of the industrial segment increased $98, or 16%, from $598 in Q1 08 to $696 in Q1 09. Although sales grew this quarter as compared to the same quarter last year, future sales in this segment may be negatively impacted by the slowdown in purchases from the airline industry.

Gross Profit

Three-months ended June 30, 2008 (Q1 09) compared to the Three-months ended June 30, 2007 (Q1 08) in (000's)

        Gross profit of $703 in Q1 09 decreased by $240 compared to gross profit of $943 in Q1 08. For the current quarter, gross profit was $492, $171 and $40 for the medical, industrial and health services segments, respectively. Our gross profit as a percentage of net sales was 24% in Q1 09, vs. 39% in Q1 08. The decrease in gross profit is mainly attributable to startup costs of our videoscope line of products, offset by the addition of the health services segment which started in Q3 08.

Operating Expenses

Three-months ended June 30, 2008 (Q1 09) compared to the Three-months ended June 30, 2007 (Q1 08) in (000's)

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses in Q1 09 were $2,919, an increase of $1,172, or 67%, compared to SG&A expense of $1,747 in Q1 08. This increase in SG&A expense is primarily from increases of $658 in sales and marketing expenses due to more trade shows attended and videoscope demo equipment for outside sales reps, as well as $228 in SG&A expenses in Q1 09 from the Health Services segment which we did not have in Q1 08. The increased level of expense reflects our commitment to establish the Company's infrastructure to support our projected future accelerated growth.

Research and Development Expenses

        Research and development ("R&D") expenses in Q1 09 were $1,171, an increase of $336, or 40%, as compared to expenses of $835 in Q1 08. This increase resulted primarily from additional spending for materials, a feasibility study on a potential new product, and on additional personnel developing our new lines of videoscope and EndoSheath products. We expect R&D expenses will continue to increase in FY 09 compared to FY 08, as we are developing a new family of fiberscopes to replace our current fiberscopes, and continue working on the videoscopes as well as other new products.

Loss from Operations

Three-months ended June 30, 2008 (Q1 09) compared to the Three-months ended June 30, 2007 (Q1 08) in (000's)

        Loss from operations by segment was as follows:

Segment	Q1 09	Q1 08	Change
Medical	$(3,199)	$(1,654)	$(1,545)
Industrial	(42)	15	(57)
Health Services	(188)	—	(188)

Total	$(3,429)	$(1,639)	$(1,790)

        In the medical segment, the increased loss from operations is primarily due to (i) an increase in our COGS, mainly due to startup costs of production for our new videoscope line of products; (ii) increases in our SG&A and R&D expenses, as discussed above; and (iii) and an additional $28 in restructuring charges resulting from severance and other termination expenses due to the closing of our Natick, MA facility and relocation to Orangeburg, NY. Our total loss from operations had an additional expense of $188 from our newly added health services segment.

Liquidity and Capital Resources

        At June 30, 2008 our principal source of liquidity was working capital of approximately $21,232, including $16,663 in cash and short term investments.

        During Q1 09 we purchased $11,167 and sold $5,835 of short term investments for a net investment of $5,332. Net cash used in operating activities of $5,486 included (i) an increase of $1,621 in inventory, mainly for parts related to the new videoscope production; (ii) an increase of $930 in accounts receivable, mainly due to higher sales volume during the end of the quarter; (iii) the cashless exercise of warrants in the amount $870,370 which we did not have last year and (iv) a decrease in accounts payable and accrued expenses of $874. In addition, we recorded $3,230 in net proceeds from the sale of a certain product line to Medtronic.

        Our cash and cash equivalents decreased by approximately $7,408 in Q1 09 as compared to a decrease of $13,898 in Q1 08. The Q1 09 decrease is due to the purchase of short term investments.

        We expect that our current balance of cash and short term investments will be sufficient to fund our operations for at least the next twelve months.

        In January, 2008, we entered into a $10,000 revolving line of credit agreement with Merrill Lynch Bank USA (the "Bank"), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the "Loan Agreement"). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.75%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time to time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts. As of June 30, 2008, we have not requested any advances under the Loan Agreement.

        We have incurred losses since our inception, and losses are expected to continue at least during FY 09. We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, and payments from Medtronic.

        During FY 09, we expect total spending for property and equipment to be approximately $2,500, including approximately $1,600 for renovation of our new facility in Orangeburg, NY.

        We conduct our operations in certain leased facilities. These leases expire on various dates through August 31, 2013. In addition, we have operating leases for certain office equipment. At June 30, 2008, the minimum lease and rent commitments are as follows:

Fiscal Year
2009	$550
2010	786
2011	593
2012	476
2013	269

$2,674

          Notes to the lease commitments table:

    (i)
    SFAS 146 indicates that costs associated the termination of a lease contract before the end of its term shall be recognized when the entity terminates the contract or moves out and does not use the facility. We will record a restructuring charge when we move to One Ramland Road which is expected to be in Q4 09. This charge is estimated at $372.

    (ii)
    The above table includes a new lease for temporary premises in Natick, MA, which started on March 1, 2008 and will expire between September and December 2008, which expiration will be determined by the status of relocating our Natick operations to Orangeburg, NY.

        We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

        On April 1, 2008, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement

allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We have elected not to apply the fair value option to any of our financial instruments except for those expressly required by U.S. GAAP.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which for our company it would be on April 1, 2009, our Fiscal 2010), with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

        In 2007 the FASB issued Statement No. 141(R), Business Combinations—a replacement of FASB Statement No. 141. This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed. This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective prospectively, except for certain retrospective adjustments to deferred income tax balances, for the Company beginning on January 1, 2009. The Company has not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

        In 2007 the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. For our Company it would be effective prospectively beginning on January 1, 2009. We have not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 4T.    Controls and Procedures

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

        We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to a lack of adequate resources within the accounting and finance department. The effect of the lack of resources has resulted in certain reviews of financial information not being performed on a timely basis or at all, leading to adjustments being made after the books and records were closed and reduced resources to complete the Company's review and preparation of this Quarterly Report on Form 10-Q to permit its filing within the prescribed time frame. In March 2008 we retained a new controller, and since then have added two additional senior accountants, and retained an outside certified public accountant on a consulting basis, and we have one more position to fill in order to be adequately staffed.

Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        You should carefully consider the risks and uncertainties we describe below and the other information in this Quarterly Report or incorporated by reference before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

        We have a history of operating losses and we may not achieve or maintain profitability in the future

        We have incurred substantial operating losses since our inception (our net income in FY 07 resulted from the sale of a product line) and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 09, because of additional spending for research and development, increasing our global network of independent sales representatives for the urology market, general business operations and capital expenditures. As of June 30, 2008, we had cash and cash equivalents including short term investments totaling $16.7 million. Although we do not anticipate the need for additional financing in FY 09, management may seek new financing, if terms are favorable. However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

        We currently purchase certain critical components from several single source manufacturers under various supply agreements, and if these manufacturers are unable or unwilling to produce components, meeting our specifications in quantities that meet our production needs, our business will be harmed

        In our medical and industrial segments, we purchase certain critical components for the majority of our fiberscopes, and our newly developed videoscopes, from several single source manufacturers. For example, some critical parts for our existing line of fiberscopes are purchased solely from a key supplier, Pentax, which is a competitor of ours. These components are being purchased pursuant to a supply agreement now due to expire in February 2009. Although we recently settled our dispute with Pentax, our agreement with them ends in less than one year and will not be renewed.

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

        In the industrial segment, borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from two key suppliers Including Pentax. Our failure to obtain a sufficient quantity of such components on favorable terms could materially adversely affect our business.

        We depend on a small group of independent distributors for all of our revenues, and a loss of one of these distributors may have a material adverse effect on our business. Although we intend to expand this group, there is no assurance that we will be able to obtain or manage them

        In our medical and industrial segments, we depend on distributors of medical devices, supplies, and industrial equipment, respectively, for all of our product sales. In particular, in FY08 Medtronic accounted for 53% of our sales and 76% of our medical segment sales. We expect that in any given period a relatively small, and changing, number of distributors will continue to account for all of our product-sales revenues. We do not have long-term contracts with our distributors, but rather typically sell to them on a unit-by-unit basis. We expect this relatively small group of distributors, which may change from year to year, to generate all of our product-sales revenue. We cannot assure you that any distributor will continue to purchase our products at the same levels as in prior years, will purchase our new products (such as our videoscopes) or that such relationship will continue on favorable terms, if at all.

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

  •
  our ability to secure one or more effective distributors for our videoscopes on acceptable terms;

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

        Our videoscope product is technologically superior to our fiberscope product, and was designed, built and tested against substantially higher benchmarks than our current fiberscope product line. Although we have insufficient historical warranty data to estimate the expected warranty claims from our videoscope product line, we expect that these warranty claims will be less than our historical warranty claims for the fiberscope product line. As of June 30, 2008, our warranty reserve was at 2.7% of our medical scopes revenues, reflecting our expected future liability from fiberscopes and videoscopes warranty claims, based on our historical fiberscope warranty claims.

        We do believe that by using the historical data of our fiberscope product line, and the superior technological nature of our videoscope product, our current warranty reserve is reasonable, and we believe that the fiberscope historical data represents a reasonable basis for the videoscopes' warranty reserve. We will monitor the warranty data of our videoscope product line on a quarterly basis, and will update our warranty reserve accordingly.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        N/A

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

VISION-SCIENCES, INC.
Date: August 14, 2008	/s/ RON HADANI Ron Hadani President, CEO (Duly Authorized Officer)
Date: August 14, 2008	/s/ YOAV M. COHEN Yoav M. Cohen Vice President Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2(2)	By-laws, as amended to date
*10.1(3)	1990 Stock Option Plan, as amended
*10.2(3)	2003 Director Option Plan
*10.3(4)	2000 Stock Incentive Plan
10.3.1(14)	2007 Stock Incentive Plan
*10.4(2)	Vision-Sciences, Inc. 401(k) Plan, as amended
*10.5(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees
*10.6(17)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.9(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11(9)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
10.12(15)	Termination Agreement between Pentax Corporation and Vision-Sciences, Inc. dated February 12, 2008
10.14(6)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15(7)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.19(5)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.21(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000
10.26(10)	Exclusive Distribution Agreement between the Company and Medtronic Xomed, Inc. dated August 6, 2003

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.31(11)	Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company
10.32(11)	Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
10.33(11)	License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
*10.34(17)	Amendment dated April 4, 2007 to Employment Letter Agreement of Yoav Cohen
*10.35(17)	Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani
10.36(12)	Merrill Lynch Loan Management Account Agreement (the "Agreement") between Vision-Sciences, Inc. and Merrill Lynch Bank USA ("Bank") and accompanying Commitment Letter from the Bank
10.37(13)	Lease Agreement dated as of May 1, 2008 between Ramland Realty Associates LLC and Vision Sciences, Inc.
10.38(17)	Third Amendment to Lease between 30 Ramland Road, LLC dated as December 26, 2006 LLC and Vision Sciences, Inc.
10.39(16)	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008
21.1(17)	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

VISION-SCIENCES, INC.

EXHIBIT INDEX

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

(17)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

QuickLinks

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
  Item 4. Controls and Procedures
  Item 4T. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Stockholders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
VISION-SCIENCES, INC. EXHIBIT INDEX