Form 10-Q
period 2008-09-30
VISION SCIENCES INC /DE/
filed 2008-11-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2008

Common Stock, par value of $.01	36,734,632
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE
SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$604,339	$10,655,033
Short term investments	13,638,207	8,062,418
Accounts receivable, net of allowance for doubtful accounts of $242,507 and $162,800, respectively	1,875,479	1,092,460
Inventories, net	6,601,913	4,021,077
Prepaid expenses and deposits	342,570	446,682
Total current assets	23,062,508	24,277,670

Property and equipment, at cost:
Machinery and equipment	5,090,291	5,073,701
Furniture and fixtures	796,139	390,586
Leasehold improvements	594,953	594,953
	6,481,383	6,059,240
Less—Accumulated depreciation and amortization	4,488,406	4,282,783
Total property and equipment, net	1,992,977	1,776,457
Other assets, net of accumulated amortization of $94,639 and $72,200, respectively	26,260	363,225

Total assets	$25,081,745	$26,417,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$28,996	$56,810
Accounts payable	895,307	1,768,859
Accrued expenses	2,184,514	2,439,159
Total current liabilities	3,108,817	4,264,828
Capital lease obligations, net of current portion	81,083	81,083
Total liabilities	3,189,900	4,345,911

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares issued and outstanding—36,739,599 shares and 35,647,512 shares at September 30, 2008 and March 31, 2008, respectively	367,396	356,474
Additional paid-in capital	79,903,078	77,477,690
Accumulated deficit	(58,378,629)	(55,762,723)
Total stockholders’ equity	21,891,845	22,071,441
Total liabilities and stockholders’ equity	$25,081,745	$26,417,352

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$3,052,986	$3,126,962	$5,981,920	$5,557,401
Cost of sales	2,739,720	2,249,134	4,979,522	3,737,346
Gross profit	313,266	877,828	1,002,398	1,820,055

Selling, general and administrative expenses	2,933,532	2,001,680	5,852,901	3,748,968
Research and development expense	1,513,795	1,125,381	2,684,887	1,960,654
Intangible assets impairment	315,000	—	315,000	—
Reversal of restructuring charge	(125,600)	—	(97,856)	—
Loss from operations	(4,323,461)	(2,249,233)	(7,752,534)	(3,889,567)

Interest income	72,924	288,919	152,495	569,112
Interest expense	(2,022)	—	(15,926)	—
Other income (expense), net	23,769	586,846	23,769	585,315
Gain on sale of product line, net of direct costs	1,755,526	—	4,985,411	—
Loss in equity investment	—	(130,839)	—	(213,094)
Loss before provision for income taxes	(2,473,264)	(1,504,307)	(2,606,785)	(2,948,234)
Provision for (recovery of) income taxes	(190)	(180,000)	9,121	(180,000)
Net Loss	$(2,473,074)	$(1,324,307)	$(2,615,906)	$(2,768,234)

Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.07)	$(0.08)
Shares used in computing net loss per common share	36,700,766	35,253,759	36,012,908	35,251,179

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number	$0.01	Number	$0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Equity
Balance, March 31, 2008	5,000,000	$—	35,647,512	$356,474	$77,477,690	$(55,762,723)	$22,071,441

Exercise of stock options and warrants	—	—	1,092,087	10,922	1,579,718	—	1,590,640
Stock based compensation expense	—	—	—	—	845,670	—	845,670
Net loss	—	—	—	—	—	(2,615,906)	(2,615,906)
Balance, September 30, 2008	5,000,000	$—	36,739,599	$367,396	$79,903,078	$(58,378,629)	$21,891,845

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(2,615,906)	$(2,768,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,623	87,475
Gain on sale of product line	(4,985,411)	—
Loss in equity investment	—	213,094
Stock-based compensation	845,670	390,834
Income taxes recoverable	—	(180,000)
Intangible assets impairment	315,000	—
Changes in assets and liabilities:
Accrued interest receivable	(64,628)	(338,035)
Accounts receivable	(783,019)	(356,970)
Inventories	(2,580,836)	(400,567)
Prepaid expenses and deposits	104,112	(370,126)
Other Assets	21,965	(12,029)
Accounts payable	(873,553)	(38,140)
Accrued expenses	(254,644)	196,224
Income taxes payable	—	(549,000)
Net cash used in operating activities	(10,665,627)	(4,125,474)
Cash flows from investing activities:
Purchase of short term investments	(15,270,287)	(21,140,900)
Sale of short term investments	9,759,126	—
Purchase of property and equipment	(422,143)	(597,270)
Net proceeds from sale of product line	4,985,411	—
Purchase of equity investment	—	(1,000,000)
Advance payment for acquisition	—	(450,000)
Net cash used in investing activities	(947,893)	(23,188,170)
Cash Flows from financing activities:
Payments of acceptances payable to a bank	—	(2,794)
Payments on capital leases	(27,814)	—
Exercise of stock options	1,590,640	15,716
Net cash provided by financing activities	1,562,826	12,922
Net decrease in cash and cash equivalents	(10,050,694)	(27,300,722)
Cash and cash equivalents, beginning of period	10,655,033	28,955,497
Cash and cash equivalents, end of period	$604,339	$1,654,775

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,926	$—

Cash paid during the period for income taxes	$9,121	$—

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

Vision-Sciences, Inc. and subsidiaries (the company or we) have prepared the consolidated financial statements included herein accordance with generally accepted accounting principles in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Our fiscal year-end is on March 31 of each year, and is herein referred to as FY 08 and FY 09 (our current fiscal year), respectively. Q2 09 refers to the period from July 1, 2008 to September 30, 2008, our current fiscal quarter, and Q2 08 refers to the period from July 1, 2007 to September 30, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

All amounts in the financial notes except for share and per-share data are reported in ($000’s), unless otherwise indicated.

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

b.     Basic and Diluted Net Income (Loss) per Common Share:  Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. For the periods ended September 30, 2008 and September 30, 2007, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive.

c.     Depreciation and Amortization:  We calculate depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	3 - 5 years
Furniture and fixtures	5 years
Intangible assets	6 - 15 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease lives.

d.     Revenue Recognition:  We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services were rendered, (3) the fee is fixed and determinable, (4) collectability is reasonably assured and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

e.     Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	September 30, 2008
	(unaudited)	March 31, 2008
Raw materials	$5,052	$2,924
Work-in-process	228	497
Finished goods	1,322	600
	$6,602	$4,021

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of several key components which are supplied to us by three key suppliers, with whom we have long term supply agreements. Our long term agreement with one of these key suppliers, Pentax, was amended in April 2008 and is now due to expire in February 2009, and will not be renewed. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

f.      Income Taxes:  We account for income taxes under the liability method, and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates

g.     Foreign Currency Transactions:  We charge to operations all foreign currency exchange gains or losses in connection with our purchases of products from foreign vendors. For the periods ended September 30, 2008 and September 30, 2007, these amounts were immaterial.

h.     Cash and Cash Equivalents:  We classify investments with original maturities of ninety days or less, consisting of commercial paper and a money market account at a bank, as cash equivalents. Cash equivalents are stated at amortized cost, which approximates market value.

i.      Short Term Investments:  We classify investments with original maturities of greater than 90 days in government securities and high grade commercial paper as short term investments. We intend to hold these investments to maturity. The following table summarizes these securities classified as held to maturity:

	September 30, 2008
	(unaudited)		March 31, 2008
	Fair Value	Cost	Fair Value	Cost
Held to maturity less than one year:
Government securities	$11,094	$11,191	$6,563	$6,512
Commercial paper	2,355	2,447	1,534	1,550
Total short term investments including accrued interest	$13,449	$13,638	$8,097	$8,062

j.      Stock-based Compensation Arrangements:  Effective April 1, 2006 we began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (SFAS 123R). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services EITF 96-18.

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

In accordance with SFAS 123R and EITF 96-18, we recorded stock-based compensation expense for Q2 09 and Q2 08, respectively, and for the six months ended September 30, 2008 (YTD 09) and September 30, 2007 (YTD 08) respectively, in the following expense categories:

	(Unaudited)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
COGS	$58	$17	$71	$30
SG&A	261	163	378	295
R&D	358	40	397	66
Total	$677	$220	$846	$391

The total compensation expense for the three months ending September 30, 2008 include a one-time adjustment of $299, of which $176 represents expense for fiscal year (FY) 07 and FY 08,  representing stock based compensation expense for non-employees consultants that should have been calculated and recognized according to EITF 96-18 for the period between September 2006 and June 2008. During Q2 09, we discovered that we had accounted for our non-employees consultants compensation expenses according to SFAS 123R instead of according to EITF 96-18. The adjustment impacted COGS by $23, SG&A by $22 and R&D by $254. We reviewed the impact of these adjustments on the results of operations for FY 07 ($75), FY 08 ($101) and Q1 09 ($123), and found it to be immaterial.

At September 30, 2008, total unamortized stock-based compensation was approximately $3,694. We will expense that amount over periods ending through June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, since we currently have a full valuation allowance against our deferred tax asset.

In the six months ended September 30, 2008, we granted options to purchase a total of 1,480,958 shares of our common stock to employees, non-employee consultants and directors. The fair value of these options measured at the option grant date was approximately $3,988, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. We used the following assumptions in the Black-Scholes option-pricing model in that period:

September 30, 2008
Risk-free interest rate	3.07%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	78%
Weighted average value grant per share	$2.74

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

k.     Recently Issued Accounting Standards:

On April 1, 2008, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We have elected not to apply the fair value option to any of our financial instruments, except for those expressly required by U.S. GAAP.

On April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 (SFAS 161), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which for our company would be on April 1, 2009, our 2010 Fiscal Year), with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on our financial statement disclosures.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—A Replacement of FASB Statement No. 141. This statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred income tax balances, for the company beginning on January 1, 2009. We have not yet determined the impact, if any, the adoption of this statement will have on our financial position.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. For us it would be effective prospectively beginning on January 1, 2009. We have not yet determined the impact, if any, the adoption of this Statement will have on our financial position.

3.             Stock Option Plans

Our first stock option plan (the 1990 Plan) allowed us to grant key employees and non-employee consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. Under the 1990 Plan, our Board of Directors (our Board) had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Under the 2000 Plan, our Board and stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock, of which 31,655 shares remain available for future grants.

In August 2007, our stockholders approved our 2007 Stock Incentive Plan (the 2007 Plan). Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of common stock. The terms of the 2007 Plan are substantially the same as the 2000 Plan. As of September 30, 2008, there remain 1,033,500 shares available for future grants. In the 2007 Plan, we grant options to both employees and non-employee consultants, with vesting periods ranging from immediate to six years. For options granted under the 2007 plan, we have chosen to employ the simplified method of calculating the option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our options is ten years.

On September 30, 2008, the total unamortized stock-based compensation for the 1990, 2000 and 2007 plans is approximately $3,694, which will be expensed through the period ending June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, since we currently have a full valuation allowance against our deferred tax assets.

A summary of the stock option activity for employees and non-employee consultants under the 1990, 2000 and 2007 plans for the six months period ended September 30, 2008 is as follows:

				Weighted Average
	Number	Exercise	Weighted Average	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding March 31, 2008	6,130,369	$0.79-$4.30	$1.49	6.25 years
Granted	1,426,958	3.62-5.10	3.91
Exercised	(892,408)	0 .79-4.00	1.61
Canceled	(10,000)	2.05-3.20	2.91
Outstanding September 30, 2008	6,654,919	$0.79-$5.10	$1.98	7.43 years
Exercisable September 30, 2008	3,232,315	$0.79-$4.30	$1.41	5.60 years

In August 1993, we adopted the 1993 Director Option Plan (the 1993 Plan) under which we may grant up to 200,000 non-statutory stock options to non-employee directors of the company at the fair value of the stock on the date of grant. Options become exercisable over a four-year period from the date of grant. We reserved 200,000 shares of common stock for the exercise of stock options under the 1993 Plan. We no longer grant options under this plan.

In July 2003, we adopted, and our stockholders approved, a 2003 Director Option Plan (the 2003 Plan). The terms of the 2003 Plan were similar to the 1993 Plan, and included automatic grants of 4,000 shares to each outside member of our Board on the date of the annual meeting of stockholders, so long as such outside director does not hold at that time any outstanding options to purchase common stock under the 1993 Plan, which options are not fully exercisable. Options granted under the 2003 Plan are fully vested on the date of grant.

During our recent Annual Stockholders Meeting held on August 28, 2008, our stockholders approved our Board’s recommendation of new compensation for our outside directors (the Amended 2003 Plan). The Amended 2003 Plan increased the annual automatic grant to 10,000 options per director per year, and increased the maximum number of options available under the Amended 2003 Plan from 200,000 to 450,000. During this Annual Shareholders meeting, 10,000 options were granted to each our five outside directors. If the number of outside directors remains unchanged, we would be required to grant options to purchase an aggregate of 50,000 shares in each of August 2009 and August 2010. As of September 30, 2008, there remain 352,000 shares available for future grants under the Amended 2003 Plan.

A summary of the director option plans activity is as follows:

	Number	Exercise	Weighted Average
	of Shares	Price Range	Exercise Price
Outstanding March 31, 2008	104,000	$1.00-$2.10	$1.39
Granted	54,000	4.09-4.88	4.15
Exercised	—	—	—
Canceled	(20,000)	1.50-1.50	1.50
Outstanding September 30, 2008	138,000	$1.00-$4.88	$2.47
Exercisable September 30, 2008	138,000	$1.00-$4.88	$2.47

4. Segment Information

As of October 1, 2007, we operate in three reportable segments: medical, industrial, and health services.

Our medical segment designs, manufactures, and sells our advanced line of endoscopy based products for a variety of specialties, including our state-of-the-art flexible endoscopes and our Slide-On EndoSheath technology.

Our industrial segment, through our wholly-owned subsidiary, Machida, Inc., designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

Our health services segment is our wholly-owned subsidiary BEST DMS Inc., (BEST-DMS) which was established in October 2007. BEST-DMS is a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. (Please refer to Note 6. Subsequent Events, below).

The three segments follow the accounting policies described in the Summary of Significant Accounting Policies, above. We evaluate segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment and general corporate assets, such as cash and marketable securities are allocated to each segment.

Our segments are described in the following tables:

Three Months Ended
September 30, 2008 (Q2 09)	Medical	Industrial	Health	Adjustments		Total
Sales to external customers	$2,141	$644	$268	$—		$3,053
Gross Profit	(107)	332	88	—		313
Operating income (loss)	(3,833)	95	(586)	—		(4,324)
Other income (expense), net	95	—	—	—		95
Depreciation and amortization	82	8	16	—		106
Stock-based compensation	677	—	—	—		677
Expenditures for fixed assets	5	—	4	—		9
Total Assets	26,152	2,761	251	(4,082	)*	25,082

2007 (Q2 08)
Sales to external customers	$2,545	$582	$—	$—		$3,127
Gross Profit	430	448	—	—		878
Operating income (loss)	(2,253)	4	—	—		(2,249)
Interest income (expense), net	287	2	—	—		289
Depreciation and amortization	37	10	—	—		47
Stock-based compensation	256	3	—	—		259
Expenditures for fixed assets	215	1	—	—		216
Total assets	28,794	1,454	—	—		30,248

Six Months Ended
September 30, 2008 (YTD 09)	Medical	Industrial	Health	Adjustments		Total
Sales to external customers	$4,141	$1,340	$501	$—		$5,982
Gross Profit	371	503	128	—		1,002
Operating income (loss)	(7,032)	53	(774)	—		(7,753)
Other income (expense), net	160	—	—	—		160
Depreciation and amortization	163	17	25	—		205
Stock-based compensation	846	—	—	—		846
Expenditures for fixed assets	398	—	24	—		422
Total assets	26,152	2,761	251	(4,082	)*	25,082

2007 (YTD 08)
Sales to external customers	$4,377	$1,180	$—	$—		$5,557
Gross Profit	1,191	629	—	—		1,820
Operating income (loss)	(3,907)	17	—	—		(3,890)
Interest income (expense), net	566	3	—	—		569
Depreciation and amortization	68	19	—	—		87
Stock-based compensation	385	6	—	—		391
Loss in equity investments	213	—	—	—		213
Expenditures for fixed assets	596	1	—	—		597
Total assets	28,794	1,454	—	—		30,248

*Adjustments include the following elimination entries:

BEST-DMS purchase	$450
Intercompany eliminations	2667
Investment in subs	965
Total	$4,082

5.             Acquisitions

(i)  BEST DMS Inc.

On October 1, 2007, we purchased the assets of Best Dysphagia Management, Inc., a Florida based speech pathology company, which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers and assisted living settings via our new wholly-owned subsidiary (BEST- DMS). The purchase price was $1,500, which was comprised of (a) $450 (the Initial Purchase Price), paid at the closing, and (b) earn out payments payable over four years, in an aggregate amount not to exceed $1,050, based on certain mile stones being met.  The Initial Purchase Price of $450 has been allocated as follows: $135 to fixed assets and $315 to intangible assets. This acquisition was intended to allow us access to new markets, including the geriatric market, nursing homes and rehabilitation centers.  The operating results of BEST-DMS are included in the operating results as of the acquisition date, and proforma numbers are not presented since this acquisition was immaterial in amount. (For more information, please refer to Note 6. Subsequent Events, below).

(ii)  Minos Medical, Inc.

In April 2007, we executed a definitive investment agreement under which we acquired a strategic interest in Minos Medical, Inc. (Minos). Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate surgical procedures that require no incisions. We invested $1,000 in cash and agreed to expend $165 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. Our investment amounted to 30% of the outstanding shares of Minos, and we accounted for this transaction on our balance sheet as an equity investment.

During FY 08, we recorded our share of equity losses totaling $350, and at March 31, 2008, we wrote off our remaining investment balance of $650 due to liquidity issues at Minos. The $165 in development costs was never incurred. In September 2008, a new investor proposed to invest up to $2,000 in Minos, at a pre-money valuation of $8,000, conditioned on the company waiving certain rights. Minos repurchased our interest in Minos via a one year interest-bearing convertible note (the Note).  The Note will automatically convert into a new class of junior preferred Minos common stock at our original purchase price if the Note is not repaid in 12 months. No value has been attributable to this note since collectability is uncertain.  In addition, Minos waived our agreement to invest $165 in development costs as described above. In exchange, we agreed to terminate our shareholder and registration rights agreements, and gave up our board seat, but retained a board observer right.

6.             Subsequent Events

Since we acquired the assets of Best Dysphasia Management Services, Inc. in October 2007, our management and financial resources were diverted towards managing and growing the unprofitable health services segment. At the request of our Board of Directors, we evaluated BEST-DMS for possible sale or disposal. This evaluation was a result of our desire to focus our attention and financial resources on our core business in the medical segment, where we are currently launching the videoscope family of products.

This evaluation resulted in the sale of the BEST-DMS assets to Ghiglieri Winchester Inc., the successor to Best Dysphasia Management Services, Inc. This transaction was signed on November 7, 2008, closed on November 10, 2008 and was effective October 28, 2008. We therefore recorded an impairment of $315 for intangible assets.  The final proceeds of the asset sale will be recorded in our third fiscal quarter, and the health services segment will be discontinued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. These factors include, but are not limited to: pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in economic conditions that may adversely affect the level of demand for our products; changes in foreign exchange markets; and changes in financial markets and changes in the competitive environment. Other examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as expect, believe, anticipate, may, will, plan, intend, estimate, could, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of raw material components, our dependence on certain key distributors and customers, competition, technological difficulties, general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Registered Trademarks, Trademarks and Service Marks

Vision-Sciences, Inc. and its subsidiaries own the registered trademarks Vision Sciences®, Slide-On® and EndoSheath®.

Our fiscal year-end is on March 31 of each year, and is referred to herein as FY 08 and FY 09 (our current fiscal year), respectively.  Q2 09 refers to the period from July 1, 2008 to September 30, 2008 and Q2 08 refers to the period from July 1, 2007 to September 30, 2007.

We design, develop, manufacture and market products for endoscopy - the science of using an instrument, known as an endoscope - to provide minimally invasive access to areas not readily visible to the human eye.

We were incorporated in Delaware in 1987 under the name Machida Incorporated (Machida). Since that time, we acquired by merger Cyberex Corporation (October 1988), Vascu-Care, Inc. (March 1989), and we acquired Opielab, Inc. through a share exchange (September 1990). In December 1990, we changed our name to Vision-Sciences, Inc. and Machida became a wholly owned subsidiary. Another of our subsidiaries, Vision Sciences Ltd., an Israeli corporation, has been inactive since the fiscal year ended March 31, 2002.

Vision-Sciences primarily operates in the medical segment, while Machida primarily operates in the industrial segment. In October, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida based speech pathology company, which specializes in providing what is referred to as the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers and assisted living, facilities, via our new wholly-owned subsidiary BEST DMS Inc. (BEST-DMS). BEST-DMS is our health services segment. (For more information, please refer to Item 1, Note 6. Subsequent Events, above).

Our principal executive offices are currently located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600. Our corporate website is www.visionsciences.com. Through a link on the Investor Relations section of our website, we make available all our filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC).  All such filings are available free of charge.

As of October 1, 2008, we operated in three reportable segments: medical, industrial, and health services

Our medical segment designs, manufactures and sells our advanced line of endoscopy products for a variety of specialties, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology (Sheath or EndoSheath disposable).

Our longstanding primary line of high-quality fiber-based flexible endoscopes is now augmented with our first generation CCD (charge coupled device) based flexible digital video endoscope systems, which were announced and cleared for sale by the Food & Drug Administration (FDA) in Q3 and Q4 of FY 08. We expect this new high-performance imaging technology platform to redefine our place in the minimally invasive device market. These flexible video endoscopes are unlike conventional endoscopes, and when utilized with the EndoSheath technology, offer a multitude of benefits and advantages to the healthcare practice.

EndoSheath endoscopy, the differentiating term we give to procedures performed with our unique technology, consists of a reusable flexible endoscope combined with a single-use, sterile, protective disposable sheath, which is placed on to the insertion tube (patient contact area) of the endoscope. The use of the EndoSheath technology gives healthcare providers clinical and economic advantages, as it allows them to avoid the elaborate high level disinfection and sterilization routines required of conventional endoscopes. This design of “always ready” equipment, which allows for a rapid and less caustic cleaning process, provides a multitude of benefits such as: less capital inventory investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility, improved staff productivity and a more practical implementation of office-based endoscopy.

We believe EndoSheath technology allows for unprecedented practice efficiency in a wide array of healthcare settings, from private practices to busy academic hospitals. In addition, each EndoSheath disposable is a sterile device, providing patients with a contaminant-free insertion tube for each procedure and reducing the risk of cross-contamination from the reuse of conventional flexible endoscopes, which are difficult to clean and disinfect and cannot be sterilized.

We target four main areas for our fiber and video scopes and our EndoSheath technology: ENT (ear, nose and throat), urology, gastroenterology (GI) and pulmonology. Within the ENT area, we manufacture ENT endoscopes and sell these scopes exclusively to Medtronic.  In March 2007 we completed the sale to Medtronic of our ENT EndoSheath product line, which Medtronic now manufactures and distributes along with our ENT endoscopes. Our TNE (trans-nasal esophagoscopy) scopes and EndoSheaths sold only to ENT physicians are manufactured by us but marketed and distributed by Medtronic.  Within the urology area, we manufacture, market and sell our cystoscopes and EndoSheaths to urologists and other uro-gyn related physicians.  Within the GI area, we manufacture, market and sell our TNE scopes and EndoSheaths to GI physicians and primary care and other physicians with a GI focus as part of their practice.  We will manufacture, market and sell our soon to be introduced bronchoscopes and EndoSheaths to pulmonologists, oncologists, thoracic surgeons and other pulmonology related physicians.

Our industrial segment, through our wholly-owned subsidiary, Machida, Inc., designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument using optical fibers for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, casting parts and ground turbines, among other items. Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments.

Our health services segment, through our wholly-owned subsidiary BEST-DMS, is a service-based segment, providing the Bedside Endoscopic Swallowing Test to nursing homes, rehabilitation centers and assisted living settings.  (For more information, please refer to Item 1, Note 6. Subsequent Events, above).

Research and Development

During our previous fiscal quarter we released our new family of flexible videoscopes, with a miniature digital camera mounted on the distal, or far, end of the insertion tube. This videoscope line includes the ENT-5000 (ear, nose and throat) videoscope, the TNE-5000 (trans-nasal esophagoscopy) videoscopes and our urology video-based flexible cystoscope, the CST-5000. We expect to release our video-based bronchoscope for the pulmonology area before the end of this fiscal year.

We continue to develop our next generation of improved family of medical and industrial fiberscopes, which will no longer have any Pentax parts. We anticipate that we will be able to have completed the development and the FDA approval process for our new line of fiberscopes by the end of this fiscal year.

We are also working on improving our manufacturing processes, which we believe will result in lower costs to produce our endoscopes and EndoSheaths. We are also at various stages of exploration of opportunities in, and development of products for use in the medical fields of ENT, urology, gynecology, pulmonology and gastroenterology, among others.

The MINOS Medical Inc. Investment

In April 2007, we acquired a strategic interest in Minos. Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). N.O.T.E.S. is a new frontier in surgery, focusing on using natural orifices to enter the body to facilitate surgical procedures that require no incisions. We invested $1,000 in cash and agreed to expend $165 in development costs in collaboration with Minos, in order to exploit certain surgical procedures. Our investment amounted to 30% of the outstanding shares of Minos, and we accounted for this transaction on our balance sheet as an equity investment.

During FY 08, we wrote off our entire investment balance of $1,000 due to liquidity issues at Minos. The $165 in development costs was never incurred. In September 2008, a new investor proposed to invest up to $2,000 in Minos, at a pre-money valuation of $8,000, conditioned on our waiver of certain rights. Minos repurchased our interest in Minos via a one year interest-bearing convertible note (the Note).  The Note will automatically convert into a new class of junior preferred

Minos common stock at our original purchase price if the Note is not repaid in 12 months. In addition, Minos waived our additional investment of $165 in development costs as described above. In exchange, we agreed to terminate our shareholder and registration rights agreements, and gave up our board seat, but retained a board observer right.

Other Developments

(i)                                    SpineView Development and Supply Agreement

On June 19, 2008 we entered into a Development and Supply Agreement (the SpineView Agreement), pursuant to which we are to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. SpineView is engaged in the development and manufacture of miniature, minimally invasive, disposable spine surgery devices that include reusable endoscopes for visualization and image guidance.

SpineView agreed to pay us $225 for certain non-recurring engineering costs, and to reimburse us for up to $40 of our out-of-pocket costs. After the completion of certain milestones and delivery of a prototype, SpineView has agreed to place an initial firm order with us for 50 video endoscopes at a purchase price of $27 per unit (the Initial Order), for a total of $1,350. Following delivery of the Initial Order, SpineView shall submit a forecast for the following 12 months, of which the first six months will be considered a firm order at a price of $23.5 per video endoscope. Payment for certain of these items is subject to the closing of certain of SpineView’s fundraising activities. We are also to be the exclusive supplier to SpineView of visualization means for use with certain future SpineView products.

The initial term of the SpineView Agreement is for four years from the date of delivery of the Initial Order and will automatically renew for successive one year periods, unless either party gives the other notice of its intention not to renew.

Mr. Lewis C. Pell, the chairman of our board of directors (our Board), is the chairman of the SpineView board of directors and an investor in SpineView. Mr. Ron Hadani, our president and chief executive officer and a member of our Board, and Mr. Katsumi Oneda, a member of our Board, are also investors in SpineView.

Our policy with respect to transactions in which any of our directors or officers may have an interest, requires that such transaction be on terms no less favorable to us than could be obtained from unaffiliated third parties and be approved by a majority of the uninterested, outside members of the Board.

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

(ii)                                Gain on Sale of Product Line to Medtronic

In March of 2007, we completed the sale to Medtronic of certain assets with respect to our ENT EndoSheath business. As part of the transaction, we granted Medtronic an exclusive, royalty-free worldwide license to certain of our intellectual property, for use in making and selling EndoSheath products solely within the field of ENT (otolaryngology).  Additionally, as part of the transaction and under a separate transition agreement, we transferred our ENT production lines for the EndoSheath ENT products from our Natick, MA facility to a Medtronic facility in Jacksonville, FL. Medtronic now distributes, markets and sells our ENT endoscope products worldwide, on a co-branded basis, through Medtronic’s dedicated sales force.

Under the terms of the agreement, Medtronic paid us $34,000 as follows:

•                  $27,000 was paid at the closing;

•                  $3,000 was paid in the quarter ending June 30, 2008, representing the portion of the purchase price that was held back at closing for potential indemnification claims and to ensure that we complied with our obligations under the agreement with Medtronic;

•                  $4,000 relating to the transition agreement was paid in several installments, based on agreed upon milestones.

The table below summarizes the payment stream since the closing of the transaction.

Medtronic Transaction Payments

	10K	10Q	10Q		10K	10Q	10Q	Total
Date	FY 07	Sep-08	Dec-08	Mar-08	FY 08	Jun-08	Sep-08	Transaction
Revenues - Asset Purchase Agrmt	$27,000	$—	$—	$—	$—	$3,000	$—	$30,000
Revenues - Transition Agrmt	—	750	250	750	1,750	250	2,000	4,000
Expenses	(903)	(163)	(118)	(35)	(316)	(20)	(244)	(1,483)
Gain on Sale of Product Line	$26,097	$587	$132	$715	$1,434	$3,230	$1,756	$32,517

All payments were offset by certain expenses related to the transaction, as follows:

•                  Upon receipt at the closing of $27,000, we recognized a net gain of $26,097 from the transaction. This gain reflects the initial payment of $27,000 received at the closing less the net book value of the assets sold to Medtronic. The effect of this was to reduce our basis in the assets sold to Medtronic to zero;

•                  Total payments of $1,750 received during FY 08, were offset by $316 of expenses, primarily relating to the cost of a new production machine which was purchased by us and sold to Medtronic,  and travel expenses related to the transition agreement, for a net gain of $1,434;

•                  Total payments of $3,250 received during Q1 09, which were offset by $20 of mainly travel expenses related to the transition agreement for a net gain of $3,230;

•                  A payment of $2,000 received during Q2 09 which was offset by legal travel and other transition related expenses related to the transition agreement, for a net gain of $1,756;

Overall, as of the end of Q2 09, we booked a net gain of $32,517 out of total payments of $34,000.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (see the Notes to the Consolidated Financial Statements included elsewhere herein). Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in our judgment, the results could be materially different from our estimates. Our critical accounting policies include the following:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists (2) delivery has occurred or services were rendered (3) the fee is fixed and determinable (4) collectability is reasonably assured and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

Options Issued

Effective April 1, 2006 we began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (SFAS 123R). Prior to April 1, 2006, the Company accounted for stock options according to Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).

In accordance with SFAS 123R and EITF 96-18, we recorded $677 and $220 of stock-based compensation expense for Q2 09 and for Q2 08, respectively, in the following expense categories:

	(Unaudited)
	Three Months Ended
	September 30,
	2008	2007
COGS	$58	$17
SG&A	261	163
R&D	358	40
Total	$677	$220

The total of $677 for the three months ending September 30, 2008 includes a one-time adjustment of $299, of which $176 represents expense for FY 07 and FY 08, representing stock based compensation expense for non-employees consultants that should have been calculated and recognized according to EITF 96-18 between September 2006 and June 2008. During Q2 09, we discovered that we have accounted for our non-employees consultants compensation expenses according to FAS 123R instead of according to EITF 96-18. The adjustment impacted COGS by $23, SG&A by $22 and R&D by $254. We reviewed the impact of these adjustments on the results of operations for FY 07 ($75), FY 08 ($101) and Q1 09 ($123), and found it to be immaterial.

In accordance with SFAS 123R and EITF 96-18, the company recorded $846 and $391 of stock-based compensation expense in the statement of operations for the six month period ended September 30, 2008 and for the six month period ended September 30, 2007, in the following expense categories:

	(Unaudited)
	Six Months Ended
	September 30,
	2008	2007
COGS	$71	$30
SG&A	378	295
R&D	397	66
Total	$846	$391

The total of $846 for the six months ended September 30, 2008 includes a one-time adjustment of $299, representing stock based compensation expense for non-employees consultants that should have been calculated and recognized according to EITF 96-18 between September 2006 and June 2008. During Q2 09, we discovered that we have accounted for our non-employees consultants compensation expenses according to FAS 123R instead of according to EITF 96-18. The adjustment impacted COGS by $23, SG&A by $22 and R&D by $254.  We reviewed the impact of these adjustments on the results of operations for FY 07 ($75), FY 08 ($101) and Q1 09 ($123), and found it to be immaterial.

At September 30, 2008, the total value of unamortized stock based compensation was approximately $3,694. We will expense that amount over periods ending through June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, since we currently have a full valuation allowance on our deferred tax assets.

In the six months ended September 30, 2008, we granted options to purchase a total of 1,480,958 shares of our common stock. A total 1,403,500 of these options were granted from the 2007 Plan and 54,000 of these options were granted from our 2003 Plan. The fair value of these options measured at the option grant date was approximately $3,988, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. Our assumptions used in the Black-Scholes option-pricing model in the period were as follows:

September 30, 2008
Risk-free interest rate	3.07%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	78%
Weighted average value grant per share	$2.74

We account for options issued to directors, non-employees, consultants and employees in accordance with the provisions of SFAS 123R and EITF 96-18. We grant options with vesting periods ranging from immediate to six years. We use the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our options is ten years. The risk-free rate is based upon the daily treasury yield curve for a period approximately equal to the expected option term. We used historical data to estimate the expected price volatility and forfeiture rate. The expected dividend yield is 0%, based on our history of not paying dividends.

Income Taxes

We account for income taxes under the liability method, and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates. We have recorded a valuation allowance equal to our net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

Results of Operations

Net Sales

Three months ended September 30, 2008 (Q1 09) compared to the three months ended September 30, 2007 (Q1 08)

Net sales for Q2 09 were $3,053, a decrease of $74, or 2%, compared to sales of $3,127 for Q2 08. During Q2 09 net sales of the medical segment decreased by $404, or 16%, from $2,545 to $2,141, and net sales of the industrial segment increased by $62, or 11%, from $582 to $644. Sales of our new health services segment contributed $268 to our Q2 09 sales.

Sales by segment and category in Q2 09 and Q2 08 were as follows:

			Increase/
Segment:	Q2 09	Q2 08	(Decrease)	Percentage
Medical
Scopes	$1,626	$1,068	$558	52%
EndoSheaths	273	1,213	(940)	(77)%
Repairs, Peripherals and Accessories	242	264	(22)	(8)%
Total Medical	$2,141	$2,545	$(404)	(16)%

Industrial
Borescopes and Accessories	$446	$244	$202	83%
Repairs	198	338	(140)	(41)%
Total Industrial	$644	$582	$62	11%

Health Services
Total Health Services	$268	$—	$268	100%

Total Sales	$3,053	$3,127	$(74)	(2)%

Medical Sales—Scope Products

Net sales to the medical scope market include products used for ENT (including TNE), urology and other markets were as follows:

Medical Scope Market	Q2 09	Q2 08	Increase	Percentage
ENT and TNE	$1,266	$950	$316	33%
Urology and Other	360	118	242	205%
Total Scopes	$1,626	$1,068	$558	52%

Overall endoscope sales increased by $558, or 52%, from $1,068 to $1,626, mainly due to more than doubling our sales to the urology market. Sales to our urology and other markets increased by $242, or 205%, from $118 in Q2 08 to $360 in Q2 09. In Q2 09, our ENT scope sales increased by $316, or 33%, from $950 to $1,266, compared to Q2 08. The increase in our scope sales this quarter has partially benefited from the introduction of our videoscope family of products, which sells at higher price points than our fiberscope line.

Our ENT scopes are marketed and distributed globally by Medtronic’s ENT division, or MENT. As a result of our exclusive ENT distribution agreement with MENT, the success of our ENT endoscope lines depends substantially upon the success of the marketing and sales activities of MENT, over which we have limited control.

Medical Sales—EndoSheath Products

Net sales of EndoSheaths include products used for our ENT/TNE, urology and other markets as follows:

			Increase/
Products	Q2 09	Q2 08	(Decrease)	Percentage
ENT and TNE	$25	$1,098	$(1,073)	(98)%
Urology and Other	248	115	133	116%
Total EndoSheaths	$273	$1,213	$(940)	(77)%

Sales of our ENT and TNE EndoSheaths decreased by $1,073, or 98% in Q2 09, compared to Q2 08, as MENT stopped purchasing sheaths from us in December 2007, because it now manufactures the ENT EndoSheaths as part of its purchase of this product line.

The increase in sales of urology and other EndoSheaths of $133, or 116%, from $115 in Q2 08 to $248 in Q2 09 is a result of additional scope sales and re-orders from existing users.

Medical Sales—Repairs, Peripherals and Accessories

Revenue from repairs together with sales of peripherals and accessories decreased in Q2 09 by $22, or 8%, from $264 to $242, as compared to Q2 08.

Industrial Segment

Net sales of the industrial segment increased $62, or 11%, from $582 in Q2 08 to $644 in Q2 09. Although sales grew this quarter as compared to the same quarter last year, future sales in this segment may be negatively impacted by the slowdown in purchases from the airline industry.

Six months ended September 30, 2008 (YTD 09) compared to the six months ended September 30, 2007 (YTD 08)

Net sales for the six months ended September 30, 2008, were $5,982, an increase of $425, or 8%, compared to the six month period ended September 30, 2007. During YTD 09, net sales of medical segment decreased by $236, or 5%, to $4,141 and net sales of the industrial segment increased $160, or 14% to $1,340.  YTD 09 sales of our health services segment were $501.

Sales by segment and category were as follows:

			Increase/
Segment:	YTD 09	YTD 08	(Decrease)	Percentage
Medical
Scopes	$2,803	$1,745	$1,058	61%
EndoSheaths	489	2,059	(1,570)	(76)%
Repairs, Peripherals and Accessories	849	573	276	48%
Total Medical	$4,141	$4,377	$(236)	(5)%

Industrial
Borescopes and Accessories	$905	$727	$178	24%
Repairs, Peripherals and Accessories	435	453	(18)	(4)%
Total Industrial	$1,340	$1,180	$160	14%

Health Services
Total Health Services	$501	$—	$501	100%

Total Sales	$5,982	$5,557	$425	8%

Medical Sales-Scope Products

Net sales to the medical scope market include products for ENT/TNE, urology and other markets as follows:

Medical Scope Market	YTD 09	YTD 08	Increase/ (Decrease)	Percentage
ENT and TNE	$1,956	$1,526	$430	28%
Urology and Other	847	219	628	287%
Total Scopes	$2,803	$1,745	$1,058	61%

The primary reasons for the increase in revenues of scope products to the medical markets were: (i) an increase in orders from our exclusive distributor of the ENT products, Medtronic, which as of Q2 09, started sales of our videoscope ENT products worldwide and (ii) our investment in a dedicated independent sales force and our focus on the urology market has resulted in an increase in revenues to that market.  As a result of the sale of certain assets of our ENT sheath business to Medtronic, the success of our ENT product lines is substantially dependent upon Medtronic’s success in the marketing and sales over which we have limited control.

Medical Sales-EndoSheath Product

Net sales of EndoSheaths include products used for the ENT/TNE, urology and other markets as follows:

			Increase/
Products	YTD 09	YTD 08	(Decrease)	Percentage
ENT and TNE	$30	$1,822	$(1,792)	(98)%
Urology and Other	459	237	222	94%
Total EndoSheaths	$489	$2,059	$(1,570)	(76)%

Sales of our ENT and TNE EndoSheaths decreased by $1,792 in YTD 09, compared to YTD 08, as Medtronic ceased its purchases from us as of December 2007 as a result of purchasing our ENT EndoSheath product line.  Medtronic now manufactures and sells the ENT EndoSheaths as part of this transaction.

The increase in sales of urology and other EndoSheaths of $222, or 94%, from $237 in YTD 08 to $459 in YTD 09 is a result of additional scope sales and re-orders from existing users.

Gross Profit

Three months ended September 30, 2008 (Q2 09) compared to the three months ended September 30, 2007 (Q2 08)

Gross profit of $313 in Q2 09 decreased by $565 compared to gross profit of $878 in Q2 08. For the current quarter, gross profit was ($107), $332 and $88 for the medical, industrial and health services segments, respectively.  Our gross profit as a percentage of net sales was 10% in Q2 09, vs. 28% in Q2 08. The decrease in gross profit is mainly attributable to startup costs of our videoscope line of products.

Six months ended September 30, 2008 (YTD 09) compared to the six months ended September 30, 2007 (YTD 08)

Gross profit of $1002 in YTD 09 decreased by $818 compared to gross profit of $1,820 in YTD 08.  For YTD 09 gross profit was $371, $503 and $128 for the medical, industrial and health services segment, respectively.  Our gross profit as a percentage of net sales was 17% in YTD 09, vs. 33% in YTD 08.  The decrease in gross profit is mainly attributable to startup costs of our videoscope line of products.

Operating Expenses

Three months ended September 30, 2008 (Q2 09) compared to the three months ended September 30, 2007 (Q2 08)

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in Q2 09 were $2,934, an increase of $932, or 47%, compared to SG&A expenses of $2,002 in Q2 08. This increase in SG&A expenses is primarily from increases of $468 in sales and marketing expenses due to more trade shows attended, use of consultants, travel and accounting fees, as well as $359 in SG&A expenses in Q2 09 from the health services segment which we did not have in Q2 08. The increased level of expense reflects our commitment to establish our infrastructure to support our projected future growth.

Research and Development Expenses

Research and development (R&D) expenses in Q2 09 were $1,514, an increase of $389, or 35%, as compared to expenses of $1,125 in Q2 08. This increase resulted primarily from additional spending for materials, a feasibility study on a potential new product and on additional personnel developing our new lines of videoscope and EndoSheath products.

Intangible Assets Impairment

Since we acquired the assets of Best Dysphasia Management Services, Inc. in October 2007, our management and financial resources were diverted towards managing and growing the unprofitable health services segment. At the request of our Board of Directors, we evaluated BEST-DMS for possible sale or disposal. This evaluation was a result of our desire to focus our attention and financial resources on our core business in the medical segment, where we are currently launching the videoscope family of products.

This evaluation resulted in the sale of BEST-DMS assets to Ghiglieri Winchester Inc., the successor to Best Dysphasia Management Services, Inc. This transaction was signed on November 7, 2008, closed on November 10, 2008 and was effective October 28, 2008. We therefore recorded an impairment of $315 for intangible assets.  The final proceeds of the asset sale will be recorded in our third quarter, and the health services segment will be discontinued.  (Please refer to Note 6. Subsequent Events, above).

Restructuring Charge

During FY 08 Our Board of Directors decided to consolidate our Natick, MA (Natick) facility and our 40 Ramland Road, Orangeburg, NY facility under one roof, in a new location at One Ramland Road, Orangeburg, NY.

In Q4 08, based on SFAS 146, we recognized a liability of $660 for costs associated with closing down our Natick facility and moving the production of our EndoSheath products to our One Ramland Road facility. In Q1 09 and Q2 09, we measured this exit activity at fair market value and have updated the restructuring charge by adding an additional $28 and $70, respectively, for a total of $758.

Because of a disagreement with the landlord of our new facility at One Ramland Road regarding increased costs to the company of renovations relating to our potential move, there is a delay with the landlord’s renovation of the location, a process initially expected to be completed by December 2008. We are working expeditiously to resolve this disagreement.

We also re-evaluated our plans to close down our Natick facility, and decided that in order to protect our EndoSheath business we would stay in Natick. We therefore extended our Natick lease through December 2008.   In order to reduce costs, however, we reduced our Natick staff by approximately 50%.  These staff reduction will be effective November 17, 2008. We are currently negotiating with the Natick facility landlord to extend our lease beyond December 2008.

Total projected expenses for severance and other employee benefits is $358. Accordingly, we have reduced our restructuring charge by $400, from $758 to $358. Out of the $400 reduction, $165 was accrued for Paid Time Off (PTO) for the remaining employees and $235 was allocated back to SG&A and COGS in our EndoSheath product line. Overall, we reversed $126 of the restructuring charge in Q2 09.

Six months ended September 30, 2008 (YTD 09) compared to the six months ended September 30, 2007 (YTD 08)

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in YTD 09 were $5,853, an increase of $2,104, or 56%, compared to SG&A expenses of $3,749 in YTD 08. This increase in SG&A primarily resulted from increases of $1,415 in sales and marketing expenses due to more trade shows attended, travel, consulting, samples and administrative expenses due to legal, accounting fees, investor relations and computer expenses, as well as $587 in SG&A expenses in YTD 09 from the health services segment which we did not have in YTD 08. The increased level of expense reflects our commitment to establish our infrastructure to support our projected future accelerated growth.

Research and Development Expenses

Research and development (R&D) expenses in YTD 09 were $2,685, an increase of $724, or 37%, as compared to expenses of $1,961 in YTD 08. This increase resulted primarily from additional spending for materials, a feasibility study on a potential new product and on additional personnel developing our new lines of videoscope and EndoSheath products.

Intangible Assets Impairment

Since we acquired the assets of Best Dysphasia Management Services, Inc. in October 2007, our scarce management and financial resources were diverted towards managing and growing the unprofitable health services segment. On the request of our Board of Directors, we evaluated BEST-DMS for possible sale or disposal. This evaluation was a result of our desire to focus our attention and financial resources on our core business in the medical segment, where we are currently launching the videoscope family of products.

This evaluation resulted in the sale of BEST-DMS assets to Ghiglieri Winchester Inc., the successor to Best Dysphasia Management Services, Inc. This transaction was signed on November 7, 2008, closed on November 10, 2008 and was effective October 28, 2008. We therefore recorded an impairment of $315 for intangible assets.  The final proceeds of the asset sale will be recorded in our third quarter, and the health services segment will be discontinued.  (Please refer to Note 6. Subsequent Events, above).

Restructuring Charge

During FY 08 Our Board of Directors decided to consolidate our Natick facility and our 40 Ramland Road, Orangeburg, NY facility under one roof, in a new location at One Ramland Road, Orangeburg, NY.

In Q4 08, based on SFAS 146, we recognized a liability of $660 for costs associated with closing down our Natick facility and moving the production of our EndoSheath products to our One Ramland Road facility. In Q1 09 and Q2 09, we measured this exit activity at fair market value and have updated the restructuring charge by adding an additional $28 and $70, respectively, for a total of $758.

Because of a disagreement with the landlord of our new facility at One Ramland Road regarding increased costs to the company of renovations relating to our potential move, there is a delay with the landlord’s renovation of the location, a process initially expected to be completed by December 2008. We are working expeditiously to resolve this disagreement.

We also re-evaluated our plans to close down our Natick facility, and decided that in order to protect our EndoSheath business we would stay in Natick.  We therefore extended our Natick lease through December 2008.   In order to reduce costs, however, we reduced our Natick staff by approximately 50%.  These staff reduction will be effective November 17, 2008. We are currently negotiating with the Natick facility landlord to extend our lease beyond December 2008.

Total projected expenses for severance and other employee benefits is $358. Accordingly, we have reduced our restructuring charge by $400, from $758 to $358. Out of the $400 reduction, $165 was accrued for Paid Time Off (PTO) for the remaining employees and $235 was allocated back to SG&A and COGS in our EndoSheath product line. Overall, we reversed $98 of the restructuring charge in YTD 09.

Loss from Operations

Three months ended September 30, 2008 (Q2 09) compared to the three months ended September 30, 2007 (Q2 08)

Loss from operations by segment was as follows:

Segment	Q2 09	Q2 08	Increase/ (Decrease)
Medical	$(3,833)	$(2,253)	$(1,580)
Industrial	95	4	91
Health Services	(586)	—	(586)
Total	$(4,324)	$(2,249)	$(2,075)

In the medical segment, the increased loss from operations is primarily due to (i) an increase in our COGS, mainly due to startup costs of production for our new videoscope line of products and (ii) increases in our SG&A and R&D expenses, as discussed above. Our total loss from operations had an additional expense of $586 from our health services segment.

Six months ended September 30, 2008 (YTD 09) compared to the six months ended September 30, 2007 (YTD 08)

Operating income (loss) by segment was as follows:

Segment	YTD 09	YTD 08	Increase/ (Decrease)
Medical	$(7,032)	$(3,907)	$(3,125)
Industrial	53	17	36
Health Services	(774)	—	(774)
Total	$(7,753)	$(3,890)	$(3,863)

In the medical segment, the increased loss from operations is primarily due to (i) an increase in our COGS, mainly due to startup costs of production for our new videoscope line of products and (ii) increases in our SG&A and R&D expenses, as discussed above.  Our total loss from operations had an additional expense of $774 for our health services segment.

Liquidity and Capital Resources

At September 30, 2008 our principal source of liquidity was working capital of approximately $19,954, including $14,243 in cash and short term investments.

During the first 6 months of FY 09 we purchased $15,270 and sold $9,759 of short term investments for a net investment of $5,511. Net cash used in operating activities of $10,666 included (i) an increase of $2,581 in inventory, mainly for parts and sub assemblies related to the new videoscope production and for fiberscopes, (ii) an increase of $783 in accounts receivable, mainly due to higher sales volume during the end of the quarter and (iii) a decrease in accounts payable and accrued expenses of $1,128. In addition, we recorded $4,985 in net proceeds from the sale of our ENT EndoSheath product line to Medtronic.

Our cash and cash equivalents decreased by approximately $10,051 in YTD 09 as compared to a decrease of $27,301 in YTD 08. The decrease is due to the purchase of short term investments.

We expect that our current balance of cash and short term investments will be sufficient to fund our operations for at least the next twelve months.

In January 2008, we entered into a $10,000 revolving line of credit agreement with Merrill Lynch Bank USA (the Bank), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the Loan Agreement). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.75%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time to time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts. As of September 30, 2008, we have not requested any advances under the Loan Agreement.

We have incurred losses since our inception, and losses are expected to continue at least through FY 10. We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, and payments from Medtronic.

During FY 09, we expect total spending for property and equipment to be approximately $2,500, including approximately $1,600 for renovation of our new facility in Orangeburg, NY, subject to resolution of our disagreement with the landlord.

We conduct our operations in certain leased facilities. These leases expire on various dates through August 31, 2013. In addition, we have operating leases for certain office equipment. At September 30, 2008, the minimum lease and rent commitments are as follows:

Fiscal Year
2009	$550
2010	786
2011	593
2012	476
2013	269
$2,674

Notes to the lease commitments table:

(i)    SFAS 146 indicates that costs associated with the termination of a lease contract before the end of its term shall be recognized when the entity terminates the contract or moves out and does not use the facility.

(ii)   The above table includes a new lease for our current premises in Natick, which started on March 1, 2008 and will expire in December 2008. We are now negotiating to extend this lease.

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

On April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which for our company would be on April 1, 2009, our FY 2010), with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—a replacement of FASB Statement No. 141. This statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred income tax balances, for the company beginning on January 1, 2009. We have not yet determined the impact, if any, the adoption of this Statement will have on our financial position.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. For our company it would be effective prospectively beginning on January 1, 2009. We have not yet determined the impact, if any, the adoption of this statement will have on the financial position of the company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 4.  Controls and Procedures

See Item 4T of this Part I

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

We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 due to a lack of adequate resources within the accounting and finance department. The effect of the lack of resources has resulted in certain reviews of financial information not being performed on a timely basis or at all, leading to adjustments being made after the books and records were closed and reduced resources to complete the company’s review and preparation of an annual report and Quarterly Reports on Form 10-Q to be filed within the prescribed timeframe.  To address these lack of resources, in  March 2008 we retained a new controller, and since then have added two additional senior accountants and retained an outside certified public accounting firm on a consulting basis for Sarbanes Oxley compliance. In September 2008 we hired a new CFO and retained our former CFO as an accounting and finance consultant

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception (our net income in FY 07 resulted from the sale of our ENT EndoSheath product line to Medtronic) and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 09, because of additional spending for research and development, increasing our global network of independent sales representatives and distributors and investing in a small direct sales force, for the urology market, general business operations and capital expenditures. As of September 30, 2008, we had cash and cash equivalents including short term investments totaling $14.2 million. Although we do not anticipate the need for additional financing in FY 09, management may seek new financing, if terms are favorable. However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

Further, as we ramp up our manufacturing operations to accommodate our planned growth, we may encounter difficulties associated with increasing production scale, including shortages of qualified personnel to operate our equipment, assemble our products or manage manufacturing operations, as well as shortages of key raw materials or components for our products. In addition, we may also experience difficulties in producing sufficient quantities of products or in achieving desired product quality. If we are unable to successfully operate and manage our manufacturing operations to meet our needs, we may not be able to provide our customers with the quantity or quality of products they require in a timely manner. This could cause us to lose customers and result in reduced product sale revenues.

Our inability to continue to hire and retain key employees could have a negative impact on our future operating results

Our success depends on the services of our senior management team and other key employees in our research and development, manufacturing, operations, accounting and sales and marketing departments. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

Our products and manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies

Our products are medical devices and therefore subject to extensive regulation in the United States and in the foreign countries where we do business.

In the U.S., we are subject to regulation by the FDA and other regulatory agencies. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA’s Quality Systems Regulation (QSR) can be burdensome. FDA regulations govern, among other things, the following activities that we perform, and will continue to perform, in connection with our products: design and development, product testing; manufacturing, labeling and packaging, storage, shipping and receiving, pre-market clearance or approval, advertising and promotion and sales, distribution, and servicing.

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

The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with ISO 13485, CMDR, MDD and the FDA’s QSR and regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain the required regulatory clearances or to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

Reimbursements from third-party healthcare payers is uncertain because of factors beyond our control, and changes in third-party healthcare payers’ policies could adversely affect our sales growth

In the U.S. and other foreign countries, government-funded or private insurance programs, or third-party payers, pay a significant portion of the cost of a patient’s medical expenses. There is no uniform policy of reimbursement among all these payers. We believe that reimbursement is an important factor to the success of our product sales.

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

There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products. In addition, reimbursement standards and rates may change. We believe that the failure of users of our products to obtain adequate reimbursement from third-party payers has had a materially adverse effect on our sales, as we do not receive separate reimbursement for our EndoSheath disposable.

We currently purchase certain critical components from several single source manufacturers under various supply agreements, and if we are unable or unwilling to obtain components, meeting our specifications in quantities that meet our production needs, our business will be materially and adversely affected

In our medical and industrial segments, we purchase certain critical components for the majority of our fiberscopes, and our newly developed videoscopes, from several single source manufacturers. For example, some critical parts for our existing line of fiberscopes are purchased solely from a key supplier, Pentax, which is a competitor of ours. These components are being purchased pursuant to a supply agreement now due to expire in February 2009.

As a result of the approaching expiration of our supply agreement with Pentax in February 2008, we are designing a new line of fiberscopes that do not use any parts manufactured by Pentax. We anticipate that we will have completed the redesign and FDA approval process for our new line of fiberscopes by the end of FY 09. However, there are no assurances that we will be able to complete this process within such timeframe.  If we are not able to complete the redesign of the fiberscopes within this timeframe, our results of operations would be materially and adversely impacted until we complete the redesign. Furthermore, as with the fiberscopes produced with Pentax parts, certain critical components of our redesigned fiberscopes and our newly designed videoscopes are available only from one or two suppliers. An interruption of supply from one of these suppliers or our inability to obtain a sufficient quantity of such critical components on favorable terms could materially adversely affect our business.

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

We depend on a small group of independent sales representatives and distributors for all of our revenues, and a loss of these sales representatives and distributors may have a material adverse effect on our business. Although we intend to expand this group and invest in a small direct sales force, there is no assurance that we will be able to obtain or manage them

In our medical and industrial segments, we depend on independent sales representatives and distributors of medical devices, supplies, and industrial equipment, respectively, for all of our product sales. In particular, in Q2 09 Medtronic accounted for 47% of our sales and 67% of our medical segment sales. We expect that in any given period a relatively small and changing number of independent sales representatives or distributors will continue to account for all of our product sales revenues. We do not have long term contracts with our independent sales representatives and distributors, but rather typically sell to them on a unit-by-unit basis. We expect this relatively small group, which may change from year to year, to generate all of our product sales revenue. We also plan to build a small direct sales force. We cannot assure you that any distributor will continue to purchase our products at the same levels as in prior years, will purchase our new products (such as our videoscopes) or that such relationship will continue on favorable terms, if at all.

There is no assurance that we will succeed in expanding our distribution network in the short term. As we expand our distribution network, our inability to effectively manage this larger group may adversely impact our reputation among end users of our products, interfere with our ability to service existing customers and reduce our revenues from product sales.

If we fail to effectively manage our independent sales representative and distribution network, our business, prospects and brand may be materially and adversely affected by actions taken by our independent sales representatives and distributors

We have a limited ability to manage the activities of our third-party, outside distributors, who are independent from us. Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

•                  sell products that compete with our products in breach of their non-competition agreements with us;

•                  fail to adequately promote our products; or

•                  fail to provide proper service to our end-users.

Failure to adequately manage our distribution network, or the non-compliance of this network with their obligations under agreements with us could harm our corporate image among end users of our products and disrupt our sales, resulting in a failure to meet our sales goals. Although we do not have significantly large overseas sales, foreign governments have increased their anti-bribery efforts in the healthcare sector to reduce improper payments received by hospital administrators and doctors in connection with the purchase of pharmaceutical products and medical devices. To our knowledge, none of our independent sales representatives or distributors engages in corrupt practices. However, our independent sales representatives or distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products which would adversely affect our corporate image and business.

Competition in our industry is intense, and many of our competitors have greater resources than we do

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

•                  quality of customer support;

•                  product pricing;

•                  product safety;

•                  sales, marketing, and distribution capabilities;

•                  success and timing of new product development and introductions; and

•                  intellectual property protection.

We need to expand our sales force to maintain and grow our business and product sale revenues. Our failure to expand and maintain an effective sales force or successfully develop our relationship with other distributors, may materially and adversely affect our business, prospects and brand

We currently market and sell our existing videoscopes and fiberscopes for our ENT business through a single distributor, Medtronic, and our other endoscopes and EndoSheaths through other outside distributors and independent sales representatives.  We currently expect to build a small internal sales force. We have limited experience in managing a large sales force for all non-ENT markets and distributor network. We cannot assure you that we will be able to build an internal sales force, maintain an effective independent sales force or successfully develop our relationships with third-party, outside distributors. If we fail to do any one of those, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our sales force and distribution network is also likely to require a significant investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

If we fail to increase awareness and acceptance of our new videoscope system in the medical community, we will not be able to grow or even sustain our business

Our new, digital, video-based flexible scopes, which come with an integrated built-in LED light source, eliminating the need for a separate camera head, light cable and optical coupler, use new CCD technology, as opposed to older fiber optic technology. To penetrate the potential market for this family of videoscopes, we must increase market awareness and use of our new technology, which depends on, among other things, the following:

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

We may not have the financial and operational resources required to promote awareness and acceptance of our new videoscope systems as widely or rapidly as is necessary to grow or sustain our business. Even if we were to devote a substantial portion of our resources to promoting our product, we may not succeed in raising the levels of awareness and acceptance of our videoscopes as quickly as is necessary to grow or sustain our business, if at all. If we fail to increase awareness and acceptance of our videoscopes in the medical community, we will not be able to grow or even sustain our business as planned, harming our financial condition and results of operations.

We may not succeed in sustaining a market for our new videoscopes

Certain of our new line of videoscopes only recently received 510(k) clearance from the FDA. Going forward, the long-term success of our videoscope system depends on several factors, including our ability to:

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

Existing videoscope technology is a well-established method for obtaining clinical diagnoses. As a result, our videoscopes are competing in a market in which there are already several established industry players. We cannot assure you that we will be able to successfully market or sell our videoscopes in the future. We also cannot assure you that our videoscopes or any future enhancements to our videoscopes will generate adequate revenue to offset our investments and costs in acquiring, developing or marketing our videoscopes. If there is insufficient demand for our videoscopes, our business, financial condition and results of operations may be harmed. In addition, any announcement of new products, services or enhancements by us or our competitors may cause our customers to cancel or postpone purchasing decisions for our existing products in anticipation of these new products, services or enhancements.

New product development in the medical device and supply industry is both costly and labor intensive and has a very low rate of successful commercialization

Our success will depend in part on our ability to enhance our existing products and technologies, through the development of alternate manufacturing lines for our fiberscopes, and to develop and acquire new products, such our videoscopes. The development process for medical technology is complex and uncertain, as well as time consuming and costly. Product development requires the accurate assessment of technological and market trends as well as precise technological execution. We cannot assure you that:

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

If we do not continue to develop and commercialize new products and identify new markets for our products and technologies we may not remain competitive, and our revenues and operating results could suffer

The endoscopy industry is subject to continuous technological development and product innovation. If we do not continue to innovate in developing new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing new and innovative applications of our endoscopy technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products and identify new markets for our products and technology, our products and technology could become obsolete and our revenues and operating results could be adversely affected.

Our operating results could be negatively impacted if we are unable to capitalize on research and development spending

We have spent, and continue to spend, a significant amount of time and resources on research and development projects, in order to develop and validate new and innovative products. We believe that these projects will result in the manufacturing of new products and will create additional future sales. However, factors including regulatory delays, safety concerns or patent disputes could slow down the introduction or marketing of new products. Additionally, unanticipated issues may arise in connection with current and future clinical studies which could delay or terminate a product’s development prior to regulatory approval. We may also experience an unfavorable impact on our operating results if we are unable to capitalize on those efforts by attaining the proper FDA approval or other foreign regulatory approvals or to successfully market new products, including the new family of videoscope products or other flexible endoscope products.

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

•                  our entry into new markets, including markets with different pricing and cost structures, through acquisitions, or internal development;

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

Product quality problems could lead to reduced revenue, gross margins and net income

We produce highly complex videoscope products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our Quality Assurance testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. Although the cost of such remediation has not been material in the past, there can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

Our costs could substantially increase if we experience a significant number of warranty claims

We provide 12-month product warranties against technical defects of our fiberscopes and videoscopes and we offer a lifetime warranty for the LED light source on our videoscopes. Our product warranty requires us to repair defects arising from product design and production process, and if necessary, replace defective components. Historically, we have received a limited number of warranty claims for our fiberscopes, but we introduced a new line of videoscopes. The costs associated with our warranty claims have historically been relatively low. Thus, we generally do not accrue a significant liability contingency for potential warranty claims. As we only recently developed our videoscope line, we do not currently have historical data on potential warranty claims.

Our videoscope product is technologically superior to our fiberscope product, and was designed, built and tested against substantially higher benchmarks than our current fiberscope product line. Although we have insufficient historical warranty data to estimate the expected warranty claims from our videoscope product line, we expect that these warranty claims will be less than our historical warranty claims for the fiberscope product line. As of September 30, 2008, our warranty reserve was at 3.2% of our medical scope revenue, reflecting our expected future liability from fiberscopes and videoscopes warranty claims, based on our historical fiberscope warranty claims.

We do believe that by using the historical data of our fiberscope product line, and the superior technological nature of our videoscope product, our current warranty reserve is reasonable, and we believe that the fiberscope historical data represents a reasonable basis for the videoscopes’ warranty reserve. We will monitor the warranty data of our videoscope product line on a quarterly basis, and will update our warranty reserve accordingly.

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

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates

The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance and believe that our level of coverage is adequate, given our past sales levels, our anticipated sales levels for FY 09, and our claims experience. We are now evaluating the adequacy of our coverage due to our annual renewal of all our insurance policies.  No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

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

Our exposure to the credit risks may increase due to the current economic slowdown. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. Future credit losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. We maintain estimated accruals and allowances for our business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

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

We may attempt to acquire new products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time consuming and may strain our resources. Consequently, we may not achieve anticipated benefits of the acquisitions, which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.  DEFAULTS UPON SENIOR SECURITIES

N/A.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

We held our 2008 Annual General Meeting of Shareholders on August 28, 2008. Our stockholders took the following actions at the Annual Meeting:

1.     The stockholders elected Messrs. Ron Hadani and Katsumi Oneda as Class I directors to serve for a three year term. Holders of 29,217,467 shares of common stock voted for and holders of 1,104,012 shares of common stock withheld votes for Mr. Hadani.  Holders of 30,196,014 shares of common stock voted for and holders of 125,465 shares of common stock withheld votes for Mr. Oneda.  In addition to Messrs. Hadani and Oneda, Messrs. Anderson, Anstey, Bielke, Pell and Wallace will continue to serve on the Board of Directors.

2.     The stockholders ratified the selection of BDO Seidman, LLP as the company’s independent auditors for the current fiscal year. Holders of 32,260,327 shares of common stock voted for, holders of 6,375 shares of common stock voted against and holders of 54,776 shares of common stock abstained.

3.     The stockholders approved the amendment to the 2003 Directors’ Stock Option Plan to increase the number of options to be automatically granted to outside directors and the amount of options available for issuance.  Holders of 21,447,567shares of common stock voted for, holders of 1,345,007 shares of common stock voted against and holders of 11,350 shares of common stock abstained.

Item 5.  Other Information

N/A.

Item 6.  Exhibits

See exhibits below.

Exhibits
10.41	Consulting Agreement between NYC Advisors, LLC and the Company, effective October 1, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: November 14, 2008	/s/ RON HADANI
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: November 14, 2008	/s/ KATHERINE L. WOLF
Katherine L. Wolf
EVP, Corporate Development & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit No.		Description
3.	1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date

3.	2(2)	By-laws, as amended to date

*10.	1(3)	1990 Stock Option Plan, as amended

*10.	2(19)	2003 Director Option Plan, as amended

*10.	3(4)	2000 Stock Incentive Plan

10.	3.1(14)	2007 Stock Incentive Plan

*10.	4(2)	Vision-Sciences, Inc. 401(k) Plan, as amended

*10.	5(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees

*10.	6(17)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003

10.	9(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein

10.	10(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein

10.	11(9)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002

10.	12(15)	Termination Agreement between Pentax Corporation and Vision-Sciences, Inc. dated February 12, 2008

10.	14(6)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993

10.	15(7)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994

10.	16(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995

10.	17(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996

**10.	19(5)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)

10.	21(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000

10.	26(10)	Exclusive Distribution Agreement between the Company and Medtronic Xomed, Inc. dated August 6, 2003

10.	31(11)	Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company

10.	32(11)	Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.

10.	33(11)	License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.

*10.	34(17)	Amendment dated April 4, 2007 to Employment Letter Agreement of Yoav Cohen

*10.	35(17)	Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani

10.	36(12)	Merrill Lynch Loan Management Account Agreement (the “Agreement”) between Vision-Sciences, Inc. and Merrill Lynch Bank USA (“Bank”) and accompanying Commitment Letter from the Bank

10.	37(13)	Lease Agreement dated as of May 1, 2008 between Ramland Realty Associates LLC and Vision Sciences, Inc.

Exhibit No.		Description
10.	38(17)	Third Amendment to Lease between 30 Ramland Road, LLC dated as December 26, 2006 LLC and Vision Sciences, Inc.

10.	39(16)	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008

10.	40(18)	Employment Letter between Katherine Wolf and the Company, effective September 16, 2008

10.	41	Consulting Agreement between NYC Advisors, LLC and the Company, effective October 1, 2008.

21.	1(17)	Subsidiaries of the Company

31.	1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.	2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.

**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-53490).

(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(5)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 1998.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.

(8)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A.

(12)	Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2008.

(13)	Incorporated by reference to the Current Report on Form 8-K filed on May 5, 2008.

(14)	Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A.

(15)	Incorporated by reference to the current report on Form 8-K filed on February 15, 2008.

(16)	Incorporated by reference to the current report on Form 8-K filed on June 23, 2008.

(17)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

(18)	Incorporated by reference to the current report on Form 8-K filed on September 16, 2008.

(19)	Incorporated by reference Registration Statement on Form S-8, filed on October 10, 2008