Form 10-Q
period 2008-12-31
VISION SCIENCES INC /DE/
filed 2009-02-13
CIK 894237

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 13, 2009

Common Stock, par value of $.01	36,780,104
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE

SHEETS

	December 31	March 31,
	2008	2008 (A)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,539,811	$10,641,482
Short term investments	9,573,462	8,062,418
Accounts receivable, net of allowance for doubtful accounts of $301,923 and $162,800, respectively	2,261,274	974,835
Inventories, net	6,746,443	4,021,077
Prepaid expenses and deposits	439,674	442,835
Current assets of discontinued operations	13,589	135,023
Total current assets	20,574,253	24,277,670

Property and equipment, at cost:
Machinery and equipment	5,578,226	4,936,201
Furniture and fixtures	215,869	390,586
Leasehold improvements	596,743	594,953
	6,390,838	5,921,740
Property and equipment of discontinued operations	—	137,500
Less—Accumulated depreciation and amortization	4,532,619	4,259,866
Less - Accumulated depreciation and amortization of discontinued operations	—	22,917
Total property and equipment, net	1,858,219	1,776,457
Other assets, net of accumulated amortization of $75,609 and $72,200, respectively	50,815	68,725
Other assets of discontinued operations	—	294,500
Total assets	$22,483,287	$26,417,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$29,266	$56,810
Accounts payable	1,378,168	1,768,859
Accrued expenses	1,787,160	2,415,990
Current liabilities of discontinued operations	6,864	23,169
Total current liabilities	3,201,458	4,264,828
Capital lease obligations, net of current portion	81,083	81,083
Total liabilities	3,282,541	4,345,911

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value—
Authorized—5,000,000 shares issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—50,000,000 shares issued and outstanding—36,770,104 shares and 35,647,512 shares at December 31, 2008 and March 31, 2008, respectively	367,701	356,474
Additional paid-in capital	80,274,826	77,477,690
Accumulated deficit	(61,441,781)	(55,762,723)
Total stockholders’ equity	19,200,746	22,071,441
Total liabilities and stockholders’ equity	$22,483,287	$26,417,352

(A) Restated for discontinued operations

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007 (A)	2008	2007 (A)

Net sales	$3,610,033	$1,844,749	$9,090,956	$7,402,150
Cost of sales	2,845,386	1,397,911	7,451,968	5,135,257
Gross profit	764,647	446,838	1,638,988	2,266,893

Selling, general and administrative expenses	2,426,591	1,858,100	7,692,873	5,607,068
Research and development expense	1,478,402	649,689	4,163,289	2,610,343
Reversal of restructuring charge	—	—	(97,856)	—
Loss from operations	(3,140,346)	(2,060,951)	(10,119,318)	(5,950,518)

Interest income	85,029	288,637	237,352	857,749
Interest expense	—	(7,011)	(15,926)	(7,011)
Other income (expense), net	12,094	132,036	35,863	717,351
Gain on sale of product line, net of direct costs	—	—	4,985,411	—
Loss in equity investment	—	(118,912)	—	(332,006)
Loss before provision for income taxes	(3,043,223)	(1,766,201)	(4,876,618)	(4,714,435)
Provision for income taxes	9,861	180,000	18,983	—
Loss before discontinued operations	(3,053,084)	(1,946,201)	(4,895,601)	(4,714,435)
Loss from discontinued operations, net	(10,066)	(53,451)	(783,457)	(53,451)
Net Loss	$(3,063,150)	$(1,999,652)	$(5,679,058)	$(4,767,886)

Basic and diluted (loss) per common share
From continuing operations	$(0.08)	$(0.06)	$(0.14)	$(0.13)
From discontinued operations	—	—	(0.02)	(0.01)
Net (loss)	$(0.08)	$(0.06)	$(0.16)	$(0.14)
Weighted Average Shares Used in Computing net (Loss) per common share	36,754,852	35,263,031	36,208,808	35,263,031

(A) Restated for discontinued operations

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number	$0.01	Number	$0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Equity
Balance, March 31, 2008	5,000,000	$—	35,647,512	$356,474	$77,477,690	$(55,762,723)	$22,071,441

Exercise of stock options and warrants	—	—	1,122,592	11,227	1,531,520	—	1,542,747
Stock based compensation expense	—	—	—	—	1,265,616	—	1,265,616
Net loss	—	—	—	—	—	(5,679,058)	(5,679,058)
Balance December 31, 2008	5,000,000	$—	36,770,104	$367,701	$80,274,826	$(61,441,781)	$19,200,746

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net loss	$(5,679,058)	$(4,767,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,162	167,761
Gain on sale of product line	(4,985,411)	—
Gain on sale of fixed assets	(22,917)	—
Loss in equity investment	—	332,006
Stock-based compensation	1,265,616	591,300
Changes in assets and liabilities:
Accrued interest receivable	(58,616)	(465,573)
Accounts receivable	(1,199,711)	280,433
Inventories	(2,725,366)	(1,154,123)
Prepaid expenses and deposits	115,342	(639,612)
Other Assets	309,004	(24,902)
Accounts payable	(359,808)	(119,164)
Accrued expenses	(645,161)	89,880
Income taxes payable	—	(549,000)
Net cash used in operating activities	(13,709,924)	(6,258,880)
Cash flows from investing activities:
Purchase of short term investments	(15,617,287)	(20,197,372)
Sale of short term investments	14,056,525	—
Purchase of property and equipment	(469,099)	(627,286)
Net proceeds from sale of product line	4,985,411	—
Purchase of equity investment	—	(1,000,000)
Advance payment for acquisition	—	(450,000)
Proceeds from sales of fixed assets	137,500	—
Net cash provided by (used in) investing activities	3,093,050	(22,274,658)
Cash Flows from financing activities:
Payments of acceptances payable to a bank	—	(36,453)
Payments on capital leases	(27,544)	—
Exercise of stock options	1,542,747	20,666
Net cash provided by (used in) financing activities	1,515,203	(15,787)
Net decrease in cash and cash equivalents	(9,101,671)	(28,549,325)
Cash and cash equivalents, beginning of period	10,641,482	28,955,497
Cash and cash equivalents, end of period	$1,539,811	$406,172

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,926	$—

Cash paid during the period for income taxes	$—	$549,000

Supplemental disclosure of non-cash financing activities:
Capital leases entered into for equipment purchases	$—	$162,257

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

Vision-Sciences, Inc. and subsidiaries (the Company or we) have prepared the consolidated financial statements included herein accordance with generally accepted accounting principles in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Our fiscal year-end is on March 31 of each year. The year ended March 31, 2009 is our current fiscal year (FY09). Q3 09 refers to the period from October 1, 2008 to December 31, 2008, our current fiscal quarter, and Q3 08 refers to the period from October 1, 2007 to December 31, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (FY08).

All amounts in the financial notes except for share and per-share data are reported in ($000’s), unless otherwise indicated.

2.                                      Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies described below:

a.               Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions were eliminated in consolidation.

b.              Basic and Diluted Net Income (Loss) per Common Share:  Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. For the periods ended December 31, 2008 and December 31, 2007, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. In addition to the above calculation, we have calculated the discontinued operations basic and diluted net loss per common share as well.

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

d.         Revenue Recognition:  We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This bulletin requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services were rendered, (3) the fee is fixed and determinable, (4) collectability is reasonably assured and (5) the fair value of undelivered elements, if any, exists. Determination of criterion (4) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criterion is not met for certain future transactions, this could reduce revenue recognized for the relevant reporting period. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

e.               Inventories:  Inventories are measured at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	December 31, 2008	March 31, 2008
	(unaudited)
Raw materials	$4,973	$2,924
Work-in-process	356	497
Finished goods	1,417	600
	$6,746	$4,021

Raw materials include components purchased from independent suppliers.  While some of the components are available from multiple sources, several key components are only available to us from one supplier with whom we do not have a long term fixed supply agreement. Although we have had a long term supply agreement with Pentax for our fiberscope parts, such contract is expiring in February 2009, and will not be renewed. While we believe we have sufficient Pentax components in inventory for new sales of our existing line of fiberscopes until the time that our new line of fiberscopes (without Pentax parts), the 4000 series, is expected to be available in the quarter ended June 30, 2009 of our fiscal year ended March 31, 2010 (Q1 10), there can be no assurance that our supply in inventory will be adequate through such time or that our new fiberscope product line will be available for sale when anticipated by Q1 10. Any such gap in time in which we are unable to sell the existing line of fiberscopes, or our new fiberscope line, would result in a material adverse impact on our business and financial condition.  For more information with respect to our Pentax components inventory, see Risk Factors — Sourcing of critical components.

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

f.               Income Taxes:  We account for income taxes under the liability method, and deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates.

g.     Foreign Currency Transactions:  We charge to operations all foreign currency exchange gains or losses in connection with our purchases of products from foreign vendors. For the periods ended December 31, 2008 and December 31, 2007, these amounts were immaterial.

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

i.      Short Term Investments:  We classify investments with original maturities of greater than 90 days in government securities and high grade commercial paper as short term investments. We intend to hold these investments to maturity. The following table summarizes these securities classified as held to maturity:

	December 31, 2008
	(unaudited)		March 31, 2008
	Fair Value	Cost	Fair Value	Cost
Held to maturity less than one year:
Government securities	$7,958	$7,962	$6,563	$6,512
Commercial paper	1,656	1,720	1,534	1,550
Total short term investments including accrued interest	$9,614	$9,682	$8,097	$8,062

j.                  Stock-based Compensation Arrangements:  Effective April 1, 2006 we began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (SFAS 123R). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services EITF 96-18.

Compensation costs associated with stock options include: (i) amortization related to the remaining unvested portion of all stock options outstanding at March 31, 2006, based on the fair value determined on the grant date in accordance with the original provisions of SFAS No. 123, and (ii) amortization related to all stock option awards granted subsequent to March 31, 2006, based upon the fair value estimated in accordance with SFAS No. 123R. The compensation expense for stock-based compensation awards under SFAS No. 123R is recognized over the vesting period of the options, and includes an estimate for forfeitures.

In accordance with SFAS 123R and EITF 96-18, we recorded stock-based compensation expense for Q3 09 and Q3 08, respectively, and for the nine months ended December 31, 2008 (YTD 09) and December 31, 2007 (YTD 08) respectively, in the following expense categories:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
COGS	$17	$18	$88	$48
SG&A	177	143	555	438
R&D	226	39	623	105
Total	$420	$200	$1,266	$591

The total compensation expense for the nine months ending December 31, 2008 include a one-time adjustment of $299, recorded in Q2 09, of which $176 represents expense for fiscal year (FY) 07 and FY 08, for stock based compensation expense for non-employees consultants that should have been calculated and recognized according to EITF 96-18 for the period between September 2006 and June 2008. During Q2 09, we discovered that we had accounted for our non-employees consultants compensation expenses according to SFAS 123R instead of according to EITF 96-18. The adjustment impacted COGS by $23, SG&A by $22 and R&D by $254. We reviewed the impact of these adjustments on the results of operations for fiscal 07 ($75), FY 08 ($101) and Q1 09 ($123), and found it to be immaterial.

At December 31, 2008, total unamortized stock-based compensation was approximately $3,274. We will expense that amount over periods ending through June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, since we currently have a full valuation allowance against our deferred tax asset.

In the nine months ended December 31, 2008, we granted options to purchase a total of 1,552,958 shares of our common stock to employees, non-employee consultants and directors. The fair value of these options measured at the option grant date was approximately $4,079, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. We used the following assumptions in the Black-Scholes option-pricing model in that period:

Risk-free interest rate	1.71% - 3.55%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	82%
Weighted grant average value per share	$2.74

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

k.               Recently Issued Accounting Standards:

In November 2008, the Financial Accounting Standard Board (FASB) ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The adoption of EITF 08-6 is not expected to have an impact on our consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Since we currently do not have any such defensive intangible assets, the adoption of EITF 08-7 is not expected to have an impact on our consolidated financial statements.

On April 1, 2008, we adopted the provisions of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows companies to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We have elected not to apply the fair value option to any of our financial instruments, except for those expressly required by U.S. GAAP.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 (SFAS 161), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which for our company would be financial statements for the fourth quarter and fiscal year ended 3/31/09), with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on our financial statement disclosures.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—A Replacement of FASB Statement No. 141. This statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement was adopted on January 1, 2009 and is effective prospectively, except for certain retrospective adjustments to deferred income tax balances. We currently do not have any business combinations, and therefore the adoption of this statement is not expected to have an impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. This statement became effective prospectively as of January 1, 2009. The adoption of this statement does not have any impact on our financial position.

3.                                      Stock Option Plans

Our first stock option plan (the 1990 Plan) allowed us to grant key employees and non-employee consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. Under the 1990 Plan, our Board of Directors (our Board) had authorized the issuance of options for the purchase of up to 4,375,000 shares of our common stock. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Under the 2000 Plan, our Board and stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of our common stock, of which 20,655 shares remain available for future grants.

In August 2007, our stockholders approved our 2007 Stock Incentive Plan (the 2007 Plan). Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of our common stock. The terms of the 2007 Plan are substantially the same as the 2000 Plan. As of December 31, 2008, there remain 968,500 shares available for future grants. In the 2007

Plan, we grant options to both employees and non-employee consultants, with vesting periods ranging from immediate to six years. For options granted under the 2007 plan, we have chosen to employ the simplified method of calculating the option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our options is ten years.

On December 31, 2008, the total unamortized stock-based compensation for the 1990, 2000 and 2007 plans is approximately $3,274, which will be expensed through the period ending June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, since we currently have a full valuation allowance against our deferred tax assets.

A summary of the stock option activity for employees and non-employee consultants under the 1990, 2000 and 2007 plans for the nine months period ended December 31, 2008 is as follows:

				Weighted Average
	Number	Exercise	Weighted Average	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding March 31, 2008	6,130,369	$0 .79-$4.30	$1.49	6.25 years
Granted	1,552,958	3.62 - 5.10	3.91
Exercised	(922,880)	0.79 - 4.00	1.61
Canceled	(138,250)	2.05 - 3.20	2.91
Outstanding December 31, 2008	6,614,697	$0 .79-$5.10	$1.98	7.43 years
Exercisable December 31, 2008	3,255,593	$0 .79-$4.30	$1.41	5.60 years

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

During our Annual Stockholders Meeting held on August 28, 2008, our stockholders approved our Board’s recommendation of new compensation for our outside directors (the Amended 2003 Plan). The Amended 2003 Plan increased the annual automatic grant to 10,000 options per director per year, and increased the maximum number of options available under the Amended 2003 Plan from 200,000 to 450,000. During this Annual Shareholders meeting, 10,000 options were granted to each our five outside directors. If the number of outside directors remains unchanged, we would be required to grant options to purchase an aggregate of 50,000 shares at each of the Annual Shareholder’s meetings scheduled in August 2009 and August 2010. As of December 31, 2008, there remain 352,000 shares available for future grants under the Amended 2003 Plan.

A summary of the director option plans activity is as follows:

	Number	Exercise	Weighted Average
	of Shares	Price Range	Exercise Price
Outstanding March 31, 2008	104,000	$1.00-$2.10	$1.39
Granted	54,000	4.09-4.88	4.15
Exercised	—	—	—
Canceled	(20,000)	1.50-1.50	1.50
Outstanding December 31, 2008	138,000	$1.00-$4.88	$2.47
Exercisable December 31, 2008	138,000	$1.00-$4.88	$2.47

4. Segment Information

As of November 1, 2008, due to the asset sale of our health services segment, we returned to operating in the two reportable segments, medical and industrial, in which we operated from April 07 (FY08) through September 30, 2007 (Q2 08).  From October 1, 2007 (Q3 08) through October 30, 2008, (Q3 09), we operated in three reportable segments, medical, industrial and health services.

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products for a variety of specialties, including our state-of-the-art flexible endoscopes and our Slide-On EndoSheath technology.

Our industrial segment, through our wholly-owned subsidiary, Machida, Inc., designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

Our former health services segment consisted of our wholly-owned subsidiary BEST DMS Inc., (BEST-DMS) which was established in October 2007. BEST-DMS was a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. (Please refer to Note 5, Discontinued Operations and Asset Sale, below).

Our two current segments follow the accounting policies described in the Summary of Significant Accounting Policies, above. We evaluate segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment and general corporate assets, such as cash and marketable securities are allocated to each segment.

Our segments are described in the following tables:

					Total
Three Months Ended					Prior to	Discontinued
December 31, 2008 (Q3 09)	Medical	Industrial	Adjustments		Disc. Ops.	Operations	Total
Sales to external customers	$2,776	$834	$—		$3,610	$82	$3,692
Gross Profit	431	334	—		765	(12)	753
Income (Loss) from operations	(3,248)	108	—		(3,140)	(10)	(3,150)
Interest and other income (expense), net	97	—	—		97	—	97
Depreciation and amortization	88	8	—		96	(25)	71
Stock-based compensation	420	—	—		420	—	420
Expenditures for fixed assets	71	—	—		71	(24)	47
Total Assets	23,325	3,016	(3,872	)*	22,469	14	22,483

2007 (Q3 08)
Sales to external customers	$1,246	$599	$—		$1,845	$175	$2,020
Gross Profit	(149)	596	—		447	68	515
Income (Loss) from operations	(2,530)	469	—		(2,061)	(53)	(2,114)
Interest and other income (expense), net	414	—	—		414	—	414
Depreciation and amortization	78	3	—		81	—	81
Stock-based compensation	197	3	—		200	—	200
Loss in equity investment	(119)	—	—		(119)	—	(119)
Expenditures for fixed assets	193	—	—		193	72	265
Total Assets	25,511	2,753	—		28,264	130	28,394

					Total
Nine Months Ended					Prior to	Discontinued
December 31, 2008 (YTD 09)	Medical	Industrial	Adjustments		Disc. Ops.	Operations	Total
Sales to external customers	$6,917	$2,174	$—		$9,091	$583	$9,674
Gross Profit	802	837	—		1,639	116	1,755
Income (Loss) from operations	(10,280)	161	—		(10,119)	(783)	(10,902)
Interest and other income (expense), net	257	—	—		257	—	257
Depreciation and amortization	251	25	—		276	—	276
Stock-based compensation	1,266	—	—		1,266	—	1,266
Expenditures for fixed assets	469	—	—		469	(138)	331
Total Assets	23,325	3,016	(3,872	)*	22,469	14	22,483

2007 (YTD 08)
Sales to external customers	$5,623	$1,779	$—		$7,402	$175	$7,577
Gross Profit	1,248	1,019	—		2,267	68	2,335
Income (Loss) from operations	(6,437)	487	—		(5,950)	(54)	(6,004)
Interest and other income (expense), net	1,568	—	—		1,568	—	1,568
Depreciation and amortization	148	20	—		168	—	168
Stock-based compensation	582	9	—		591	—	591
Loss in equity investments	(332)	—	—		(332)	—	(332)
Expenditures for fixed assets	789	1	—		790	72	862
Total Assets	25,511	2,753	—		28,264	130	28,394

*Adjustments include the following elimination entries:

Discontinued Operations	$450
Intercompany eliminations	2,457
Investment in subs	965
Total	$3,872

5. Discontinued Operations and Asset Sale

Sale of non-core health services segment

Since our October 2007 acquisition of the assets of Best Dysphasia Management Services, Inc. part of our management and financial resources were diverted towards managing and growing our unprofitable health services segment. As a result of our desire to focus our attention and financial resources on our core business in the medical segment, where we are currently launching the videoscope family of products, we evaluated the health services segment for possible sale.

After careful evaluation, we sold the assets of the health services segment (the BEST-DMS assets) to Ghiglieri Winchester Inc., the successor to Best Dysphasia Management Services, Inc. This transaction was signed on November 7, 2008, closed on November 10, 2008 and was effective October 28, 2008.

Consistent with the provisions of Statement 144, Accounting for the Impairment or Disposal of Long-lived Assets (Statement 144), we classified the BEST-DMS assets that were sold as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, since all assets were part of the health services segment, we determined that these assets comprised operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

As a result of the BEST-DMS asset sale, we recorded a loss of $10 in Q3 09 and a loss of $783 for YTD 09 as a separate component in our consolidated statement of operations, entitled “Loss from discontinued operations, net.” Additionally, net income from the health services segment were classified as discontinued operations in the consolidated statements of operations, in the first nine months of FY 08 and FY 09, respectively. The net assets related to the health services segment were classified as discontinued operations as of December 31, 2008. We received net proceeds of $137, which were recorded in this quarter.

Summarized Financial Information of Discontinued Operations

Summarized operating results of discontinued operations are as follows:

	3 Months Ended		9 Months Ended
Description	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Revenue	$82	$175	$583	$175

Gross margin	(12)	68	116	68

Loss from discontinued operations (net of taxes of zero)	(10)	(53)	(783)	(53)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. These factors include, but are not limited to: pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; maintaining our manufacturing and distribution arrangement with Medtronic on acceptable terms; changes in economic conditions that may adversely affect the level of demand for our products; changes in foreign exchange markets; and changes in financial markets and changes in the competitive environment. Other examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as expect, believe, anticipate, may, will, plan, intend, estimate, could, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources, the availability of third-party reimbursement, government regulation, the availability of raw material components, our dependence on certain key distributors and customers, competition, technological difficulties, general economic conditions and other risks detailed in our most recent Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission (SEC). (Please refer to the section entitled “Risk Factors” in Part II of this Form 10-Q). We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Registered Trademarks, Trademarks and Service Marks

Vision-Sciences, Inc. and its subsidiaries own the registered trademarks Vision Sciences®, Slide-On® and EndoSheath®.

Our fiscal year-end is on March 31 of each year, and is referred to herein as FY 08 and FY 09 (our current fiscal year), respectively.  Q3 09 refers to the period from October 1, 2008 to December 31, 2008 and Q3 08 refers to the period from October 1, 2007 to December 31, 2007.

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

Vision-Sciences operates primarily in the medical segment, while Machida operates primarily in the industrial segment. In October, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida based speech pathology company, which specialized in providing what is referred to as the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers and assisted living, facilities, via our wholly-owned subsidiary BEST DMS Inc. (BEST-DMS). BEST-DMS was our health services segment. In Q3 09 we sold the assets of BEST-DMS, and as part of the asset sale agreement changed the subsidiary name to VSI Services Inc. For more information, please refer to Item 1, Note 5. Discontinued Operations and Asset Sale, above.

Our principal executive offices are currently located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600. Our corporate website is www.visionsciences.com. Through a link on the Investor Relations section of our website, we make available all our SEC filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  All such filings are available free of charge.

As of November 1, 2008, due to the asset sale of our health services segment, we are returning to operate in two reportable segments, medical and industrial, in which we operated from April 07 (FY08) in which we operated from April 07 (FY08) through September 30, 2007 (Q2 08). Between October 1, 2007(Q3 08) and October 30, 2008, (Q4 09), we operated in three reportable segments, medical, industrial and health service.

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

EndoSheath endoscopy, the differentiating term we give to procedures performed with our unique technology, consists of a reusable flexible endoscope combined with a single-use, sterile, protective disposable sheath, which is placed onto the insertion tube (patient contact area) of the endoscope. The use of the EndoSheath technology gives healthcare providers clinical and economic advantages, as it allows them to avoid the elaborate high level disinfection and sterilization routines required of conventional endoscopes. This design of “always ready” equipment, which allows for a rapid and less caustic cleaning process, provides a multitude of benefits such as: less capital inventory investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility, improved staff productivity and a more practical implementation of office-based endoscopy.

We believe EndoSheath technology allows for unprecedented practice efficiency in a wide array of healthcare settings, from private practices to busy academic hospitals. In addition, each EndoSheath disposable is a sterile device, providing patients with a contaminant-free insertion tube for each procedure and reducing the risk of cross-contamination found with the reuse of conventional flexible endoscopes, which are difficult to clean and disinfect and cannot be sterilized.

We target four main areas for our fiber and video scopes and our EndoSheath technology: ENT (ear, nose and throat), urology, gastroenterology (GI) and pulmonology. Within the ENT area, we manufacture ENT endoscopes and sell these scopes exclusively to Medtronic.  In March 2007 we completed the sale to Medtronic of our ENT EndoSheath product line, which Medtronic now manufactures and distributes along with our ENT endoscopes. Our TNE (trans-nasal esophagoscopy) endoscopes and EndoSheaths which sold only to ENT physicians are manufactured by us, but they are marketed and distributed by Medtronic.  Within the urology area, we manufacture, market and sell our cystoscopes and EndoSheaths to urologists and other uro-gyn related physicians.  Within the GI area, we manufacture, market and sell our TNE scopes and EndoSheaths to GI physicians and primary care and other physicians with a GI focus as part of their practice.  We intend to manufacture, market and sell our soon expected to be introduced bronchoscopes and EndoSheaths to pulmonologists, oncologists, thoracic surgeons and other pulmonology related physicians.

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

Our former health services segment consisted of our wholly-owned subsidiary BEST-DMS, which was established in October 2007. BEST-DMS was a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. (Please refer to Note 5. Discontinued Operations and Asset Sale, above).

Research and Development

At the end of Q1 09 we released our new family of flexible videoscopes, with a miniature digital camera mounted on the distal, or far, end of the insertion tube. This videoscope line includes the ENT-5000 (ear, nose and throat) videoscope, the TNE-5000 videoscope and our urology video-based flexible cystoscope, the CST-5000. We expect to release our video-based bronchoscope for the pulmonology area in the spring.

We continue to develop our next generation of improved family of medical and industrial fiberscopes, which will no longer have any Pentax parts. We anticipate that we will have completed the development and the FDA approval process for our new line of fiberscopes by the end of FY 09. While we believe we have enough Pentax parts inventory until we launch our new 4000 series line of fiberscopes, expected to occur in Q1 10, there can be no assurance that our supply of inventory will be adequate through such time when our new series of fiber scopes is launched.

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

Other Developments

(i)                                    SpineView Development and Supply Agreement

On June 19, 2008 we entered into a Development and Supply Agreement with SpineView, Inc. (the SpineView Agreement), pursuant to which we are to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. SpineView is engaged in the development and manufacture of miniature, minimally invasive, disposable spine surgery devices that include reusable endoscopes for visualization and image guidance.

SpineView agreed to pay us $225 for certain non-recurring engineering costs, and to reimburse us for up to $40 of our out-of-pocket costs. After the completion of certain milestones and delivery of a prototype, SpineView has agreed to place an initial firm order with us for 50 video endoscopes at a purchase price of $27 per unit (the Initial Order), for a total of $1,350. Following delivery of the Initial Order, SpineView is to submit a forecast for the following 12 months, of which the first six months will be considered a firm order at a price of $23.5 per video endoscope. Payment for certain of these items is subject to the closing of certain of SpineView’s fundraising activities. We are also to be the exclusive supplier to SpineView of visualization means for use with certain future SpineView products.  We are currently working with SpineView on the first prototype of CCD-based video endoscope.

The initial term of the SpineView Agreement is for four years from the date of delivery of the Initial Order and will automatically renew for successive one year periods, unless either party gives the other notice of its intention not to renew.

Mr. Lewis C. Pell, the chairman of our Board, is the chairman of the SpineView board of directors and an investor in SpineView. Mr. Ron Hadani, our president and chief executive officer and a member of our Board, and Mr. Katsumi Oneda, a member of our Board, are also investors in SpineView.

Our policy with respect to transactions in which any of our directors or officers may have an interest requires that such transaction be on terms no less favorable to us than could be obtained from unaffiliated third parties and be approved by a majority of the uninterested, outside members of the Board.

At a Board meeting held on May 29, 2008, the Board reviewed the terms of the final draft of the SpineView Agreement, outside of the presence of Mr. Pell, Mr. Oneda and Mr. Hadani. The remaining uninterested members of our Board determined that the SpineView Agreement was fair, properly negotiated, and would be at least as favorable to us as could have been obtained from unaffiliated third parties, and accordingly, after discussion, it was approved.

(ii)                                Gain on Sale of Product Line to Medtronic

In March of 2007, we completed the sale to Medtronic of certain assets with respect to our ENT EndoSheath business. As part of the transaction, we granted to Medtronic an exclusive, royalty-free worldwide license to certain of our intellectual property, for use in making and selling EndoSheath products solely within the field of ENT. Additionally, as part of the transaction and under a separate transition agreement, we transferred our ENT production lines for the EndoSheath ENT products from our Natick, MA facility to a Medtronic facility in Jacksonville, FL. Medtronic now distributes, markets and sells our ENT endoscope products worldwide, on a co-branded basis, through Medtronic’s dedicated sales force.

Under the terms of the agreement, Medtronic paid us $34,000 as follows:

•                  $27,000 at the closing;

•                  $3,000 in the quarter ending June 30, 2008, representing the portion of the purchase price that was held back at closing for potential indemnification claims and to ensure that we complied with our obligations under the agreement with Medtronic;

•                  $4,000 relating to the transition agreement in several installments, based on agreed upon milestones.

The table below summarizes the payment stream since the closing of the transaction.

All payments under this agreement are now complete.

Medtronic Transaction Payments

	10K	10Q	10Q		10K	10Q	10Q	Total
Date	FY 07	Sep-08	Dec-08	Mar-08	FY 08	Jun-08	Sep-08	Transaction
Revenues - Asset Purchase Agreement	$27,000	$—	$—	$—	$—	$3,000	$—	$30,000
Revenues — Transition Agreement	—	750	250	750	1,750	250	2,000	4,000
Expenses	(903)	(163)	(118)	(35)	(316)	(20)	(244)	(1,483)
Gain on Sale of Product Line	$26,097	$587	$132	$715	$1,434	$3,230	$1,756	$32,517

All payments were offset by certain expenses related to the transaction, as follows:

•                  During fiscal 07 (FY 07), upon receipt at the closing of $27,000, we recognized a net gain of $26,097 from the transaction. This gain reflects the initial payment of $27,000 received at the closing, less the net book value of the assets sold to Medtronic. The effect of this was to reduce our basis in the assets sold to Medtronic to zero;

•                  Total payments of $1,750 received during FY 08, were offset by $316 of expenses, primarily relating to the cost of a new production machine which we purchased and sold to Medtronic,  and travel expenses related to the transition agreement, for a net gain of $1,434;

•                  Total payments of $3,250 received during Q1 09, which were offset by $20 of mainly travel expenses related to the transition agreement for a net gain of $3,230;

•                  A payment of $2,000 received during Q2 09 which was offset by legal, travel and other transition related expenses related to the transition agreement, for a net gain of $1,756.

Overall, as of the end of Q2 09, we booked a net gain of $32,517 out of total payments of $34,000.

(iii)                            Termination of a Material Definitive Agreement

On May 1, 2008, we entered into a definitive lease agreement with a landlord, Ramland Realty Associates, L.L.C., for new premises, consisting of approximately 34,795 square feet at One Ramland Road, Orangeburg, New York.

On December 31, 2008, we signed a Surrender and Acceptance Agreement with the landlord which cancelled the lease. We never occupied the facility and no payments were made or received in connection with the lease. (Please refer to Restructuring Charge in this section below).

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

Options Issued

Effective April 1, 2006 we began accounting for compensation expense related to stock options in accordance with SFAS No. 123 (Revised 2004) Share-Based Payment (SFAS 123R). Prior to April 1, 2006, we accounted for stock options according to Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).

Three months ended December 31, 2008(Q3 09)

In accordance with SFAS 123R and EITF 96-18, we recorded $420 and $200 of stock-based compensation expense for Q3 09 and for Q3 08, respectively, in the following expense categories:

	(Unaudited)
	Three Months Ended
	December 31,
	2008	2007
COGS	$17	$18
SG&A	177	143
R&D	226	39
Total	$420	$200

Nine months ended December 31, 2008(YTD 09)

In accordance with SFAS 123R and EITF 96-18, we recorded $1,266 and $591 of stock-based compensation expense in the statement of operations for YTD 09 and for the nine month period ended December 31, 2007 (YTD 08), in the following expense categories:

	(Unaudited)
	Nine Months Ended
	December 31,
	2008	2007
COGS	$88	$48
SG&A	555	438
R&D	623	105
Total	$1,266	$591

The total compensation expense for YTD 09, 2008 includes a one-time adjustment of $299, recorded in Q2 09, of which $176 represents expense for FY 07 and FY 08, representing stock based compensation expense for non-employees consultants that should have been calculated and recognized according to EITF 96-18 for the period between September 2006 and June 2008. During Q2 09, we discovered that we had accounted for our non-employees consultants compensation expenses according to SFAS 123R instead of according to EITF 96-18. The adjustment impacted COGS by $23, SG&A by $22 and R&D by $254. We reviewed the impact of these adjustments on the results of operations for FY 07 ($75), FY 08 ($101) and Q1 09 ($123), and found it to be immaterial.

At December 31, 2008, the total value of unamortized stock based compensation was approximately $3,274. We will expense that amount over periods ending through June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, since we currently have a full valuation allowance on our deferred tax assets.

In the nine months ended December 31, 2008, we granted options to purchase a total of 1,522,958 shares of our common stock, as follows: (i) a total of 1,467,958 options were granted from the 2007 Plan; (ii) 31,000 options were granted from the 2000 Plan and (iii) 54,000 options were granted from our 2003 Plan. The fair value of these options measured at the option grant date was approximately $4,079, determined using the Black-Scholes option-pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. Our assumptions used in the Black-Scholes option-pricing model in the period were as follows:

Risk-free interest rate	1.71% - 3.55%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	82%
Weighted grant average value per share	$2.74

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

Results of Operations

Net Sales

Three months ended December 31, 2008 (Q3 09) compared to the three months ended December 31, 2007 (Q3 08)

Net sales for Q3 09 were $3,610, an increase of $1,766, or 96%, compared to sales of $1,844 for Q3 08. During Q3 09 net sales of our medical segment increased by $1,530, or 123%, from $1,246 to $2,776, and net sales of our industrial segment increased by $236, or 39%, from $598 to $834. Our sales growth this quarter is a result of (i) additional fiberscope sales over Q3 08, when our sales were severely impacted by the shortage of parts due to our dispute with Pentax; (ii) the availability of our new videoscopes, which were not available in Q3 08, and (iii) higher unit prices for our videoscope product line than for our fiberscope product line.

Sales by segment and category in Q3 09 and Q3 08 were as follows:

Segment:	Q3 09	Q3 08	Difference	Percentage
Medical
Scopes	$1,804	$456	$1,348	296%
EndoSheaths	327	488	(161)	(33)%
Repairs, Peripherals and Accessories	645	302	343	114%
Total Medical	2,776	1,246	1,530	123%

Industrial
Borescopes and Accessories	$664	$423	$241	57%
Repairs	170	175	(5)	(3)%
Total Industrial	834	598	236	39%

Total Sales	$3,610	$1,844	$1,766	96%

Medical Sales—Scope Products

Net sales to the medical scope market include products used for ENT (including TNE), urology and other markets were as follows:

Medical Scope Market	Q3 09	Q3 08	Difference	Percentage
ENT and TNE	$1,768	$311	$1,457	468%
Urology and Other	36	145	(109)	(75)%
Total Scopes	$1,804	$456	$1,348	296%

Overall endoscope sales increased by $1,348, or 296%, from $456 to $1,804, mainly due to sale of ENT videoscopes to Medtronic, which started selling this new product line at the end of Q2 09. Overall sales of ENT and TNE scopes rose by $1,457, or 468%, from $311 in Q3 08 to $1,768 in Q3 09. Sales to our urology and other markets decreased by $109, or 75%, from $145 in Q3

08 to $36 in Q3 09. This decrease in mainly due to changes we are making in our domestic distribution channel, by selectively replacing our independent sales representatives with a direct sales force.

Our ENT scopes are marketed and distributed globally by Medtronic’s ENT division. As a result of our exclusive ENT distribution agreement with Medtronic, the success of our ENT endoscope lines depends and thereby our financial condition depends substantially upon the success of Medtronic’s marketing and sales activities, over which we have limited control.

Medical Sales—EndoSheath Products

Net sales of EndoSheaths include products used for our ENT and TNE, urology and other markets as follows:

Products	Q3 09	Q3 08	Difference	Percentage
ENT and TNE	$126	$343	$(217)	(63)%
Urology and Other	201	145	56	39%
Total EndoSheaths	$327	$488	$(161)	(33)%

Sales of our EndoSheaths decreased from $488 in Q3 08 to $327 in Q3 09, a reduction of $161, or 33%. This decrease was mainly as a result of our ENT and TNE EndoSheaths sales, which decreased from $343 in Q3 08 to $126 in Q3 09, a decreased of $217, or 63%. In December 2007, Medtronic stopped purchasing ENT EndoSheaths from us, as it is now manufactures the ENT EndoSheaths as part of its purchase of this product line. This decrease was partially offset by an increase in sales of urology and other EndoSheaths of $56, or 39%, from $145 in Q3 08 to $201 in Q3 09, resulting  from sales of new scope sales and re-orders from existing users.

Medical Sales—Repairs, Peripherals and Accessories

Revenue from repairs together with sales of peripherals and accessories increased in Q3 09 by $343, or 114%, from $302 to $645, as compared to Q3 08.

Industrial Segment

Net sales of the industrial segment increased by $236, or 39%, from $598 in Q3 08 to $834 in Q3 09. The bulk of the sales growth, $240, or 57%, was derived from sales of new borescopes and accessories, offset by a slight decline in repairs of $5, or 3%.  Although sales grew this quarter as compared to the same quarter last year, future sales in this segment may be negatively impacted by the slowdown in purchases from the airline industry.

Nine months ended December 31, 2008 (YTD 09) compared to the nine months ended December 31, 2007 (YTD 08)

Net sales for YTD 09 were $9,091, an increase of $1,689, or 23%, compared to $7,402 in YTD 08. During YTD 09, net sales of the medical segment increased by $1,294, or 23%, from $5,623 to $6,917, and net sales of the industrial segment increased by $395, or 22%, from $1,779 to $2,174. Our sales growth for YTD 09 is a result of (i) additional fiberscope sales in Q3 09 versus Q3 08, when our sales were severely impacted by the shortage of parts due to our dispute with Pentax, and (ii) the availability of our new videoscopes, which were not available in Q3 08, and which command higher unit prices than our fiberscopes and (iii) higher unit prices.

Sales by segment and category were as follows:

Segment:	YTD 09	YTD 08	Difference	Percentage
Medical
Scopes	$4,607	$2,454	$2,153	88%
EndoSheaths	816	2,007	(1,191)	(59)%
Repairs, Peripherals and Accessories	1,494	1,162	332	29%
Total Medical	6,917	5,623	1,294	23%

Industrial
Borescopes and Accessories	$1,569	$1,151	$418	36%
Repairs, Peripherals and Accessories	605	628	(23)	(4)%
Total Industrial	2,174	1,779	395	22%

Total Sales	$9,091	$7,402	$1,689	23%

Medical Sales-Scope Products

Net sales to the medical scope market include products for ENT and TNE, urology and other markets as follows:

Medical Scope Market	YTD 09	YTD 08	Difference	Percentage
ENT and TNE	$3,724	$2,071	$1,653	80%
Urology and Other	883	383	500	131%
Total Scopes	$4,607	$2,454	$2,153	88%

Endoscope sales increased by $2,153, or 88%, from $2,454 to $4,607, mainly due to sale of ENT videoscopes to Medtronic, which started selling this new product at the end of Q2 09. Overall sales of ENT and TNE scopes rose by $1,653, or 80%, from $2,071 in Q3 08 to $3,724 in Q3 09. Sales to our urology and other markets increased by $500, or 131%, from $383 in Q3 08 to $883 in Q3 09, due to strong sales in the first six months of our fiscal year.

As a result of our exclusive ENT distribution agreement with Medtronic, the success of our ENT endoscope lines and thereby our financial condition depends substantially upon the success of Medtronic’s marketing and sales activities , over which we have limited control.

Medical Sales-EndoSheath Product

Net sales of EndoSheaths include products used for the ENT and TNE, urology and other markets as follows:

Products	YTD 09	YTD 08	Difference	Percentage
ENT and TNE	$156	$1,624	$(1,468)	(90)%
Urology and Other	660	383	277	72%
Total EndoSheaths	$816	$2,007	$(1,191)	(59)%

Sales of our ENT and TNE EndoSheaths decreased by $1,468, or 90%, in YTD 09, compared to YTD 08, as Medtronic ceased its ENT EndoSheaths purchases from us as of December 2007, a result of purchasing our ENT EndoSheath product line. Medtronic now manufactures and sells the ENT EndoSheaths as part of this product line.  We expect that our ENT EndoSheath sales to Medtronic will be limited to initial quantities for new products going forward, the effect of which will be immaterial.

The increase in sales of urology and other EndoSheaths of $277, or 72%, from $383 in YTD 08 to $660 in YTD 09 is a result of new fiberscopes and videoscope sales, and re-orders from existing users.

Gross Profit

Three months ended December 31, 2008 (Q3 09) compared to the three months ended December 31, 2007 (Q3 08)

Gross profit of $765 in Q3 09 increased by $318 compared to gross profit of $447 in Q3 08. For Q3 09, gross profit by segment was $431 and $334 for the medical and industrial segments, respectively.  Our gross profit as a percentage of net sales was 21% in Q3 09, vs. 24% in Q3 08. This 3% decrease is due to our higher than expected production start up cost for our videoscope line of products.

Nine months ended December 31, 2008 (YTD 09) compared to the nine months ended December 31, 2007 (YTD 08)

Gross profit of $1,639 in YTD 09 decreased by $628 compared to gross profit of $2,267 in YTD 08. For YTD 09, gross profit by segment was $802 and $838 for the medical and industrial segments, respectively.  Our gross profit as a percentage of net sales was 18% in YTD 09, vs. 31% in YTD 08. This decrease is mainly attributable to startup costs of our videoscope line of products.

Operating Expenses

Three months ended December 31, 2008 (Q3 09) compared to the three months ended December 31, 2007 (Q3 08)

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in Q3 09 were $2,427, an increase of $569, or 31%, compared to SG&A expenses of $1,858 in Q3 08. This increase in SG&A expenses is primarily from increases of $280 in sales and marketing expenses due to increased sales activity and additional trade shows attended, $175 in legal and accounting fees, and $110 of architectural and engineering expenses related to the consolidation of our Natick, MA and Orangeburg, NY, which was cancelled in Q2 09 (for more information, please refer to Restructuring Charge on page 24 below).

Research and Development Expenses

Research and development (R&D) expenses in Q3 09 were $1,478, an increase of $828, or 127%, as compared to expenses of $650 in Q3 08. This increase resulted primarily from (i) expenses related to videoscope development of $380, (ii) expenses related to our new fiberscope line (the 4000 series) and other products under development of $160, and (iii) a feasibility study on a potential new product of $200. We have also hired additional personnel to develop our new lines of videoscope and EndoSheath products.

Discontinued Operations

Since our October 2007 acquisition of the assets of Best Dysphasia Management Services, Inc., part of our management and financial resources were diverted towards managing and growing our unprofitable health services segment. As a result of our desire to focus our attention and financial resources on our core business in the medical segment, where we are currently launching the videoscope family of products, we evaluated the health services segment for possible sale.

After careful evaluation, we sold BEST-DMS’ assets to Ghiglieri Winchester Inc., the successor to Best Dysphasia Management Services, Inc. This transaction was signed on November 7, 2008, closed on November 10, 2008 and was effective October 28, 2008.

Consistent with the provisions of Statement 144, Accounting for the Impairment or Disposal of Long-lived Assets (Statement 144), we classified the BEST-DMS assets that were sold as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, since all assets were part of the health services segment, we determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

As a result of the BEST-DMS asset sale, we recorded a loss of $10 in Q3 09 and a loss of $53 in Q3 08, as a separate component in our consolidated statement of operations, entitled “Loss from discontinued operations, net.” The net assets related to the health services segment were classified as discontinued operations as of December 31, 2008.

Nine months ended December 31, 2008 (YTD 09) compared to the Nine months ended December 31, 2007 (YTD 08)

Selling, General and Administrative Expenses

SG&A expenses in YTD 09 were $7,693, an increase of $2,086, or 37%, compared to SG&A expenses of $5,607 in YTD 08. This increase in SG&A primarily resulted from increases of (i) $860 in additional personnel expenses and directors fees, (ii) $390 in sales, marketing and advertising expenses due to increased sales activity and additional trade shows attended, (iii) $230 in legal and accounting fees, (iv) $200 in non-cash stock—based compensation expense, and (v) $110 of architectural and engineering expenses related to the consolidation of our Natick, MA and Orangeburg, NY facilities, which was cancelled in Q2 09 (for more information, please refer to Restructuring Charge on page 24 below).

Research and Development Expenses

R&D expenses in YTD 09 were $4,163, an increase of $1,553, or 60%, as compared to expenses of $2,610 in YTD 08. This increase resulted primarily from (i) expenses related to videoscope development of $750, (ii) additional personnel expenses of $330, (iii) expenses related to the new fiberscope line (the 4000 series) and other new products under development of $270, and (iv) a feasibility study on a potential new product of $200.

Discontinued Operations

Since our acquisition of the assets of Best Dysphasia Management Services, Inc. in October 2007, part of our management and financial resources were diverted towards managing and growing the unprofitable health services segment. As a result of our desire to focus our attention and financial resources on our core business in the medical segment, where we are currently launching the videoscope family of products, we evaluated the health services segment for possible sale.

After careful evaluation, we sold BEST-DMS’ assets to Ghiglieri Winchester Inc., the successor to Best Dysphasia Management Services, Inc. This transaction was signed on November 7, 2008, closed on November 10, 2008 and was effective October 28, 2008.

Consistent with the provisions of Statement 144, Accounting for the Impairment or Disposal of Long-lived Assets, we classified the BEST-DMS assets that were sold as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, since all assets were part of the health services segment, we determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

As a result of the BEST-DMS asset sale, we recorded a loss of $783 and $53 in YTD 09 and YTD 08, respectively, in a separate component in our consolidated statement of operations, entitled “Loss from discontinued operations, net”. The net assets related to the health services segment were classified as discontinued operations as of December 31, 2008.

Restructuring Charge

During FY 08 our Board decided to consolidate our Natick facility and our 40 Ramland Road, Orangeburg, NY facility under one roof, in a new location at One Ramland Road, Orangeburg, NY. Because of a disagreement with the landlord of the proposed new facility regarding increased costs to us of renovations relating to our move, there was a delay with the landlord’s renovation of the location, a process initially expected to be completed by December 2008. On December 31, 2008 we signed a Surrender and Acceptance Agreement with the landlord, which cancelled the lease. We never occupied the facility and no payments were made or received in connection with the lease.

We also re-evaluated our plans to close down our Natick facility and decided that in order to protect our EndoSheath business we would remain in Natick. In order to reduce costs, however, we reduced our Natick staff by approximately 50%.  These staff reductions were effective November 17, 2008, and we have extended our lease with the Natick facility landlord to December 31, 2012.

In Q4 08, based on SFAS 146, we recognized a liability of $660 for costs associated with closing our Natick facility and moving the production of our EndoSheath products to the proposed One Ramland Road facility. As a result of not doing the proposed consolidation of the facilities, and the severance cost of staff reduction in our Natick facility, we reversed the remaining restructuring charge, as reflected by a credit $98.

Loss from Operations

Three months ended December 31, 2008 (Q3 09) compared to the three months ended December 31, 2007 (Q3 08)

Loss from operations by segment was as follows:

Segment	Q3 09	Q3 08	Difference	Percentage
Medical	$(3,248)	$(2,530)	$(718)	28%
Industrial	108	469	(361)	(77)%
Total	$(3,140)	$(2,061)	$(1,079)	52%

Total loss from operations in Q3 09 was $3,140, as opposed to a loss of $2,061 in Q3 08, an increase of $1,079, or 52%. In the medical segment, the increased loss from operations is primarily due to (i) an increase in our COGS, mainly due to startup costs of production for our new videoscope line of products and (ii) increases in our SG&A and R&D expenses, as discussed in detail above.

Nine months ended December 31, 2008 (YTD 09) compared to the nine months ended December 31, 2007 (YTD 08)

Operating income (loss) by segment was as follows:

Segment	YTD 09	YTD 08	Difference	Percentage
Medical	$(10,280)	$(6,437)	$(3,843)	60%
Industrial	161	486	(325)	(67)%
Total	$(10,119)	$(5,951)	$(4,168)	70%

Total loss from operations in YTD 09 was $10,119, as opposed to a loss of $5,951 in YTD 08, an increase of $4,168, or 70%. In the medical segment, the increased loss from operations is primarily due to (i) an increase in our COGS, mainly due to startup costs of production for our new videoscope line of products and (ii) increases in our SG&A and R&D expenses, as discussed in detail above.

Liquidity and Capital Resources

At December 31, 2008 our principal source of liquidity was working capital of approximately $17,373, including $11,113 in cash and short term investments.

During the first nine months of FY 09 we purchased $15,617 and sold $14,057 of short term investments for a net investment of $1,560. Net cash used in operating activities of $13,741 included (i) an increase of $2,725 in inventory, mainly for parts and sub- assemblies related to the videoscope production and for our newly developed line of fiberscopes, (ii) an increase of $1,200 in accounts receivable, mainly due to higher sales volume, and (iii) a decrease in accounts payable and accrued expenses of $1,036. In addition, we recorded $4,985 in net proceeds from milestone-based payment related to the sale of our ENT EndoSheath product line to Medtronic.

Our cash and cash equivalents decreased by approximately $9,133 in YTD 09 as compared to a decrease of $28,549 in YTD 08. The decrease in YTD 09 is due to the purchase of short term investments.

We expect that our current balance of cash and short term investments and availability under our loan agreement will be sufficient to fund our operations for the next twelve months. We are currently evaluating financing and cost-cutting options. Should such financing options not be available on acceptable terms, it will have a material adverse impact on our financial condition.

In January 2008, we entered into a $10,000 revolving line of credit agreement with Merrill Lynch Bank USA (the Bank), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the Loan Agreement). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.75%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time to time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts. As of December 31, 2008, we have not requested any advances under the Loan Agreement.

We have incurred losses since our inception, and losses are expected to continue through at least fiscal 2010. We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, and payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath business.

During the remainder of FY 09, we expect total spending for property and equipment to be approximately $250.

We conduct our operations in certain leased facilities. These leases expire on various dates through December 31, 2013. In addition, we have operating leases for certain office equipment. At December 31, 2008, our minimum lease and rent commitments are as follows:

Fiscal Year
2009	$117
2010	443
2011	247
2012	133
2013	90
$1,030

Notes to the lease commitments table:

(i)             SFAS 146 indicates that costs associated with the termination of a lease contract before the end of its term shall be recognized when the entity terminates the contract or moves out and does not use the facility.

(ii)          The above table includes a new lease for our current premises at 6 Mercer Road in Natick, MA, which started on January 1, 2009 and will expire on December 31, 2012. The premises consist of 9,835 square feet of office, production and warehouse space.

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The adoption of EITF 08-6 is not expected to have an impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Since we currently do not have any such defensive intangible assets, the adoption of EITF 08-07 is not expected to have an impact on our consolidated financial statements.

On April 1, 2008, we adopted the provisions of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We have elected not to apply the fair value option to any of our financial instruments, except for those expressly required by U.S. GAAP.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We currently do not have any such defensive intangible assets that would have an impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 (SFAS 161), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which for our company would be financial statements for the fourth quarter and fiscal year ended 3/31/09), with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on our financial statement disclosures.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—A Replacement of FASB Statement No. 141. This statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement was adopted on January 1, 2009 and is effective prospectively, except for certain retrospective adjustments to deferred income tax balances. We currently do not have any business combinations, and therefore the adoption of this statement is not expected to have an impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. This statement became effective prospectively as of January 1, 2009. The adoption of this statement does not have any impact on our financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 4.  Controls and Procedures

See Item 4T of this Part I

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of disclosure controls and procedures in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 due to the transition of new employees in the accounting and finance department. In March 2008 we retained a new controller, and since then have added two additional senior accountants and retained an outside certified public accounting firm on a consulting basis for Sarbanes-Oxley compliance. In September 2008 we hired a new CFO and retained our former CFO as an accounting and finance consultant.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The effects of the recent global economic crisis may impact our business, operating results or financial condition

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways.

For example, current or potential customers may be unable to fund endoscope and EndoSheath purchases, which could cause them to delay, decrease or cancel purchases of our products and services, or to not pay us or to delay paying us for previously purchased products and services. As a result, we may require more customers to purchase our products and services on a cash basis.  In addition, any material adverse condition occurring with a supplier or distributor, including Medtronic, would have a material adverse affect on our business.

Additionally, our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.  Financing alternatives also may not be available to us on acceptable terms, if at all.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception (our net income in FY 07 resulted from the sale of our ENT EndoSheath product line to Medtronic) and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 09, because of additional spending for research and development, increasing our global network of independent sales representatives and distributors and investing in a direct sales force for the North American market, general business operations and capital expenditures. As of December 31, 2008, we had cash and cash equivalents including short term investments totaling $11.1 million. We expect that our current balance of cash and short term investments will be sufficient to fund our operations for the next twelve months. We are currently evaluating financing and cost-cutting options. Should such options not be available on acceptable terms, it will have a material adverse impact on our financial condition.  However, there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

•                  variations in interest rates;

•                  general market conditions;

•                  any of the other factors described in “Risk Factors”.

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

•                  the effectiveness of our new direct sales force in North America;

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

•                  We may not be able to implement our growth strategy successfully or manage our expansion effectively.

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

There can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain required regulatory clearances or to comply with applicable regulations may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

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

Sourcing of critical components

In our medical and industrial segments, certain critical components for the majority of our fiberscopes, and components for our newly developed videoscopes, are generally only available from one source. For example, some critical parts for our existing line of fiberscopes are purchased solely from a key supplier, Pentax, which is a competitor of ours. These components are being purchased pursuant to a supply agreement that will expire in February 2009.

As a result of the approaching expiration of our supply agreement with Pentax, we have been designing a new line of fiberscopes, our 4000 series line, that do not use any parts manufactured by Pentax. We anticipate that we will have completed the redesign and FDA approval process for our new line of fiberscopes by the end of FY09, and we anticipate that our inventory of such existing line of fiberscopes will be sufficient until such time when we launch the 4000 series, expected to occur in Q110. However, there are no assurances that the new line of fiberscopes will be available in such timeframe or that our existing inventory will be sufficient for any such period.  If we are not able to complete the redesign and approval process of the fiberscopes within this timeframe or we do not have sufficient inventory of our existing line of fiberscopes during such period, our results of operations will be materially and adversely impacted until the new line of fiberscopes are available for sale.

We may not have sufficient Pentax components available to us to satisfy our repair and warranty claims under our existing line of fiberscopes containing Pentax components.  Our inability to provide such parts could have a material and adverse effect on our financial condition and results of operations.  We will have to satisfy these obligations by attempting to obtain such parts or provide other acceptable alternatives in lieu of satisfying the warranty or repair obligations, which may result in significant expense or liability to the Company.  There can be no assurance that we will have the ability to satisfy these obligations in a manner that would not result in a material adverse event to the Company.

Furthermore, as with the fiberscopes produced with Pentax parts, certain critical components of our redesigned fiberscopes and our newly designed videoscopes are available only from one or two suppliers for which we do not have long term fixed supply agreements. An interruption of supply from one of these suppliers, or our inability to obtain a sufficient quantity of such critical components on favorable terms, could materially adversely affect our business.

In addition, the success of our new videoscopes will depend in part on our ability to manufacture these videoscopes in sufficient quantities to meet customer demand. We do not have fixed long term supply agreements with our suppliers for our videoscopes. The failure or inability of one of these key suppliers to meet our production and quality needs on terms that are acceptable to us, if at all, could have a material adverse effect on the sales of our new videoscopes, their acceptance into the marketplace and our long term prospects.

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

In the past we have depended on a small group of independent sales representatives and distributors for all of our revenues, and a loss of these sales representatives and distributors may have a material adverse effect on our business. During this quarter we began transitioning to a direct sales model in North America by hiring a direct sales force, but there is no assurance that we will be able to manage them effectively

In our medical and industrial segments, we previously depended on independent sales representatives and distributors of medical devices, supplies, and industrial equipment, respectively, for all of our product sales. In particular, in Q3 09 Medtronic accounted for 63% of our total sales and 81% of our medical segment sales. We do not have long term contracts with our independent sales representatives and distributors, but rather typically sell to them on a unit-by-unit basis. We have limited experience in managing a direct sales force. As we begin to build our direct sales force in North America, we cannot assure you that we will be able to maintain sales at their current level, or increase sales. We also have no assurance that any distributor will continue to purchase our products at the same levels as in prior years, will purchase our new products (such as our videoscopes) or that such relationship will continue on favorable terms, if at all.

There is no assurance that we will succeed in expanding our distribution network in the short term or successfully develop a direct sales force in North America. As we expand our distribution network and sales force, our inability to effectively manage this group may adversely impact our reputation among end users of our products, interfere with our ability to service existing customers and reduce our revenues from product sales.

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

Competition in our industry is intense, and many of our competitors have greater resources than we do

The flexible endoscopes and related products we currently sell and develop face competition primarily from medical products companies such as Olympus Group, Pentax Imaging Company, Karl Storz GmbH & Co. and Stryker Corp. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for our products.

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

•                  success and timing of new product development and introductions; and

•                  intellectual property protection.

We need to expand our sales force to maintain and grow our business and product sale revenues. Our failure to expand and maintain an effective sales force or successfully develop our relationship with other distributors, may materially and adversely affect our business, prospects and brand

We market and sell our existing videoscopes and fiberscopes for our ENT business through a single distributor, Medtronic, and our other endoscopes and EndoSheaths through other outside distributors and independent sales representatives.  During Q3 09 we started building a direct sales force in North America. We have limited experience in managing a direct sales force and we cannot assure you that we will be able to build an effective direct sales force, maintain a smaller effective independent sales force or successfully develop our relationships with third-party, outside distributors. If we fail to do any one of those, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our sales force and distribution network is also likely to require an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

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

•                  manufacture products in a timely and cost effective fashion on acceptable terms;

•                  competitively price our videoscopes and add-on components;

•                  develop new applications to expand our family of videoscopes;

•                  select effective distributors and build an effective direct sales force in North America; and

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

•                  our ability to reduce supply and production costs;

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

Our costs could substantially increase if we experience a significant number of warranty claims

We provide 12-month product warranties against technical defects of our fiberscopes and videoscopes and we offer a lifetime warranty for the LED light source on our videoscopes. Our product warranty requires us to repair defects arising from product design and production process, and if necessary, replace defective components. Should we be required to make repairs of fiber scopes made with Pentax parts and we do not have such parts, it may result in significant expense of liability to us. Historically, we have received a limited number of warranty claims for our fiberscopes, but we recently introduced a new line of videoscopes. The costs associated with our warranty claims have historically been relatively low. Thus, we generally do not accrue a significant liability contingency for potential warranty claims. As we only recently developed our videoscope line, we do not currently have historical data on potential warranty claims.

Our videoscope product is technologically superior to our fiberscope product, and was designed, built and tested against substantially higher benchmarks than our current fiberscope product line. Although we have insufficient historical warranty data to estimate the expected warranty claims from our videoscope product line, we expect that these warranty claims will be less than our historical warranty claims for the fiberscope product line. As of December 31, 2008, our warranty reserve was at 3.2% of our medical scope revenue, reflecting our expected future liability from fiberscopes and videoscopes warranty claims, based on our historical fiberscope warranty claims.

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

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates

The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance and believe that our level of coverage is adequate, given our past sales levels, our anticipated sales levels for FY 09 and fiscal 10 (FY 10), and our claims experience. We have just completed our annual evaluation of the adequacy of the coverage of all our insurance policies, and adjusted our coverage accordingly. No product liability claims have been brought against us to date. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

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

Conditions in Israel affect our operations and may limit our ability to produce and sell our products

Political, economic and military conditions in Israel have a direct influence on us because we use several subcontractors in Israel to develop and produce some of our products. Our operations could be adversely affected by current hostilities involving Israel and the Hamas, a U.S. State Department-designated foreign terrorist organization. Although the current hostilities in Israel have had no immediate and direct impact on us, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from our Israeli subcontractors to us.  We cannot assure you that ongoing hostilities related to Israel will not have a material adverse effect on our business or on our share price.

Since Israel frequently has been subject to terrorist activity, with varying levels of severity, the United States Department of State has issued an advisory regarding travel to Israel. Also, although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom we have contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

In addition, since some of the components of our manufacturing and research and development subcontractors are located in Israel, we could experience disruption of our manufacturing, and research and development activities due to terrorist attacks. If terrorist acts were to result in substantial damage to our sub-contractors facilities, our business activities would be disrupted, and our revenues may be severely impacted. Our business interruption insurance may not adequately compensate us for losses that may occur, and any losses or damages sustained by us could have a material adverse effect on our business.

Currency exchange rate fluctuations could adversely affect our operating results

Because some of our business includes international business transactions, costs and prices of our products or components in overseas countries are affected by foreign exchange rate changes. As a result, foreign exchange rate fluctuations may adversely affect our business, operating results and financial condition. Given the weakness of the dollar, it is likely that we will have to pay more for certain components or subassemblies, which may harm our results, particularly as most of our sales take place in the United States.

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

See exhibits below.

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

VISION-SCIENCES, INC.

Date: February 13, 2009	/s/ RON HADANI
Ron Hadani
President, CEO (Duly Authorized Officer)

Date: February 13, 2009	/s/ KATHERINE L. WOLF
Katherine L. Wolf
EVP, Corporate Development & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit No.		Description
	3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date

	3.2(2)	By-laws, as amended to date

*	10.1(3)	1990 Stock Option Plan, as amended

*	10.2(19)	2003 Director Option Plan, as amended

*	10.3(4)	2000 Stock Incentive Plan

	10.3.1(14)	2007 Stock Incentive Plan

*	10.4(2)	Vision-Sciences, Inc. 401(k) Plan, as amended

*	10.5(2)	Form of Vision-Sciences, Inc. Invention, Non-Disclosure and Non-Competition Agreement for employees

*	10.6(17)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003

	10.9(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein

	10.10(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein

	10.11(9)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002

	10.12(15)	Termination Agreement between Pentax Corporation and Vision-Sciences, Inc. dated February 12, 2008

	10.14(6)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993

	10.15(7)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994

	10.16(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995

	10.17(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996

**	10.19(5)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)

	10.21(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000

	10.26(10)	Exclusive Distribution Agreement between the Company and Medtronic Xomed, Inc. dated August 6, 2003

	10.31(11)	Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company

	10.32(11)	Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.

	10.33(11)	License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.

*	10.34(17)	Amendment dated April 4, 2007 to Employment Letter Agreement of Yoav Cohen

*	10.35(17)	Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani

	10.36(12)	Merrill Lynch Loan Management Account Agreement (the “Agreement”) between Vision-Sciences, Inc. and Merrill Lynch Bank USA (“Bank”) and accompanying Commitment Letter from the Bank

	10.37(13)	Lease Agreement dated as of May 1, 2008 between Ramland Realty Associates LLC and Vision Sciences, Inc.

Exhibit No.	Description
10.38(17)	Third Amendment to Lease between 30 Ramland Road, LLC dated as December 26, 2006 LLC and Vision Sciences, Inc.

10.39(16)	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008

10.40(18)	Employment Letter between Katherine Wolf and the Company, effective September 16, 2008

10.41 (20)	Consulting Agreement between NYC Advisors, LLC and the Company, effective October 1, 2008.

10.42 (21)	Surrender and Acceptance Agreement between Ramland Realty Associates L.L.C. and the Company dated December 31, 2008.

21.1(17)	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.

**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-53490).

(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(5)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 1998.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.

(8)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A.

(12)	Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2008.

(13)	Incorporated by reference to the Current Report on Form 8-K filed on May 5, 2008.

(14)	Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A.

(15)	Incorporated by reference to the current report on Form 8-K filed on February 15, 2008.

(16)	Incorporated by reference to the current report on Form 8-K filed on June 23, 2008.

(17)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

(18)	Incorporated by reference to the current report on Form 8-K filed on September 16, 2008.

(19)	Incorporated by reference Registration Statement on Form S-8, filed on October 10, 2008

(20)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(21)	Incorporated by reference to the current report on Form 8-K filed on January 6, 2009.