Form 10-K
period 2009-03-31
VISION SCIENCES INC /DE/
filed 2009-06-29
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2009
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer” in “accelerated filer” and “smaller filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 30, 2008, the last business day of the registrant’s most recently completed second quarter, based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ was $71,306,870. The registrant has no non-voting equity

Number of shares outstanding of the Registrant’s Common Stock as of June 23, 2009 is 36,854,001

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2009, are incorporated by reference into Part I and Part III of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products, maintaining or renewing our exclusive distribution agreement with Medtronic Xomed, Inc. on acceptable terms, changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Other examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our dependence on certain distributors and customers; competition; technological difficulties; general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission (SEC). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Registered Trademarks, Trademarks and Service Marks

Vision-Sciences, Inc. owns the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, and The Vision System®.

Not all products referenced in this report are approved or cleared for sale, distribution or use.

PART I

Item 1.  Business

1.	Corporate Background and History

This business section should be read in conjunction with our Consolidated Financial Statements attached here as Appendix A, including the related notes. Our fiscal year-end is on March 31 of each year, and is referred to here as Fiscal 2009 (FY 09) and Fiscal 2008 (FY 08), respectively. All amounts in the financial statements, except for share and per-share data, are reported in ($000’s), unless otherwise indicated. FY 08 results were adjusted herein, reflecting discontinued operations of our former health services segment.

We (Vision-Sciences or the Company) design, develop, manufacture and market products for endoscopy - the science of using an instrument, known as an endoscope to provide minimally invasive access to areas not readily visible to the human eye.

Vision-Sciences was incorporated in Delaware, and is the successor to operations originally begun in 1987. In December 1990, Machida Incorporated (Machida) became our wholly owned subsidiary. Another Vision-Sciences subsidiary, Vision Sciences Ltd., an Israeli corporation, has been inactive since the fiscal year ended March 31, 2002.

Our principal executive offices are currently located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600. Our corporate website is www.visionsciences.com. Through a link on the Investor Relations section of our website, we make available all our SEC filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All filings are available free of charge.

As of November 1, 2008, in connection with the asset sale of our health services segment, we returned to operating in two reportable segments, medical and industrial.

Vision-Sciences primarily operates in the medical segment, while Machida primarily operates in the industrial segment. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

In October, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida based speech pathology company, via our wholly-owned subsidiary BEST DMS Inc. (BEST-DMS). BEST-DMS was our health services segment. In Q3 FY 09 we sold the assets of BEST-DMS, and as part of the asset sale agreement changed the subsidiary name to VSI Services Inc. For more information, please refer to “Notes to Consolidated Financial Statement, Note (10) Discontinued Operations and Asset Sale.”

Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products for a variety of specialties, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology referred to as a sheath or EndoSheath disposable.

Our long-standing primary lines of high quality fiber-based flexible endoscopes are now augmented with our first generation CCD (charge-coupled device) based flexible video endoscope systems, which were announced and cleared for sale by the Food & Drug Administration (FDA) in Q3 and Q4 of FY 08. We expect this high performance imaging technology platform to redefine our place in the minimally invasive medical device market. These flexible endoscopes are unlike conventional endoscopes, and when utilized with our EndoSheath technology, offer a multitude of benefits and advantages to the healthcare practice.

EndoSheath Endoscopy, the differentiating term we give to procedures performed with our unique technology, consists of a reusable flexible endoscope combined with a single-use, sterile protective sheath, which is placed onto the insertion tube (patient contact area) of the endoscope. The use of the EndoSheath technology gives healthcare providers clinical and economic advantages, as it allows them to avoid the elaborate high level disinfection and sterilization routines required of conventional endoscopes. This design of “always ready” equipment, which allows for a rapid and less caustic cleaning process, provides a multitude of benefits such as less capital inventory investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility, improved staff productivity and a more practical implementation of office-based endoscopy.

We believe our EndoSheath technology allows for unprecedented practice efficiency in a wide array of healthcare settings, from private practice to busy academic hospitals. In addition, each EndoSheath disposable is a sterile device, providing patients with a sterile insertion tube for each procedure, reducing the risk of cross-contamination associated with the reuse of conventional flexible endoscopes, which cannot be sterilized and are difficult to clean and disinfect.

We target four main areas for our fiber and video scopes and our EndoSheath technology: ENT (ear, nose and throat), urology, gastroenterology (GI) and pulmonology. Within the ENT area, we manufacture ENT endoscopes and sell these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (Medtronic) for use by ENT physicians.  In March 2007 we completed the sale to Medtronic of our ENT EndoSheath product line, which Medtronic now manufactures and distributes along with our ENT endoscopes. Our TNE (trans-nasal esophagoscopy) endoscopes are manufactured by us, and are marketed to ENT and GI physicians. The TNE endoscopes which are sold to the ENT physicians are marketed and distributed by Medtronic.  Within the urology area, we manufacture, market and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians.  Within the GI area, we manufacture, market and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians and others with a GI focus as part of their practice. We manufacture, market and sell our recently released bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons and other pulmonology-related physicians.

Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, casting parts and ground turbines, among other items. Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. During FY 09, Machida introduced its new line of video borescopes, including a portable borescope video system. For more information on Machida’s products, please refer to its website at www.machidascope.com.

Our former health services segment consisted of our wholly-owned subsidiary BEST-DMS, which was established in October 2007. BEST-DMS was a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. In Q3 FY 09 we sold the assets of BEST-DMS, and the net assets were classified as discontinued operations as of December 31, 2008. As part of the asset sale agreement we changed the subsidiary name to VSI Services Inc. Please refer to “Notes to Consolidated Financial Statement, Note (10) Discontinued Operations and Asset Sale”.

2.	Segments: Background and Directives

a.	Medical Segment: Vision-Sciences, Inc.

i.	Segment Information

Endoscopy Background

Endoscopy is a minimally invasive technique used with increasing frequency in several medical applications including a growing number of screening, diagnostic and therapeutic procedures. Subsequent advances in endoscopic technology have also led to increased use in therapeutic procedures, as a significantly less invasive alternative to more traditional surgical procedures. Endoscopic therapeutic procedures, unlike more traditional “open” surgical procedures, can be performed without a major incision, in most cases without general anesthesia, and are therefore safer and less expensive than traditional surgical procedures.

Endoscopic procedures are also typically performed on an outpatient basis, generally involving less recovery time and patient discomfort than traditional surgery. The significant patient benefits and cost savings associated with endoscopy have caused many governmental reimbursement programs and private health insurance plans to encourage the use of endoscopic procedures in a number of medical applications. In many instances, eliminating hospital visits through the use of endoscopes allows physicians to receive higher insurance compensation for performing procedures in their offices compared to performing them in hospitals.

Flexible endoscopes are tubular instruments with plastic parts and components that enter the body through a natural orifice, enabling physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic and therapeutic procedures, such as taking biopsies and retrieval of foreign objects. Flexible endoscopes generally utilize fiber optic bundles or video camera technology for image production. Physicians can steer the far, or distal, portion of a flexible endoscope with control levers, or knobs, on the endoscope’s  handle. By maneuvering the distal tip of the endoscope, physicians can access body regions through lengthy and twisted passageways and perform a variety of procedures. Most conventional flexible endoscopes contain one or more working channels, which run the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments. Some conventional endoscopes are used for only visualization, and therefore do not have a channel.

Flexible endoscopes are widely used in hospitals, clinics and physicians’ offices, primarily on an outpatient basis. We estimate based on various industry sources that over 20 million flexible endoscopic procedures are performed annually in the United States.

Applications

While endoscopes are used in a number of specialties and sub-specialties, our flexible endoscopes are currently designed for screening, diagnostic and therapeutic procedures in three primary fields:  ENT, urology, and GI.  In addition, we launched our bronchoscope for the pulmonology field in the beginning of our Fiscal 2010 (FY10).

ENT Endoscopes.  These endoscopes, generally referred to as flexible laryngoscopes, typically do not have channels, are used for viewing the nose and throat, specifically the larynx, for diagnosing throat cancer, chronic cough, hoarseness, sleep apnea, vocal cord dysfunction, and swallowing disorders. We estimate based on industry sources that over one million flexible laryngoscopies are performed annually in the United States, generally by otolaryngologists and allergists in an outpatient setting within hospitals, clinics and physicians’ offices.

Urology Endoscopes.  These endoscopes, generally referred to as cystoscopes, allow for detailed viewing and access to the lower urinary tract, including the urethra and the bladder. Flexible cystoscopes are commonly used to diagnose and treat bladder cancer, urinary tract infections, incontinence, obstruction of the bladder, prostate cancer symptoms, urinary stones, and to install and remove stents as part of surgical procedures. We estimate based on industry sources that over one million flexible cystoscopies are performed annually in the United States, typically by urologists in an outpatient setting within hospitals, clinics, and physicians’ offices.

Gastrointestinal (GI) Endoscopes.  The three primary endoscopes of this specialty are generally broken out into two areas, upper and lower GI tracts and are commonly referred to as gastroscopes (upper), and colonoscopes and sigmoidoscopes (lower). Our product offering currently addresses the upper GI area. Gastroscopy (esophagogastro-duodenoscopy or EGD) is performed for diagnosing and treating ulcers, intestinal bleeding, esophagitis, gastritis, polyps, cancers, lesions, gastroesophageal reflux disease (GERD), and GI bleeding. Colonoscopy and sigmoidoscopy procedures diagnose and treat polyps, colitis (ulcerative or Crohn’s), diverticulosis and diverticulitis, bleeding lesions, abdominal symptoms, chronic diarrhea, constipation, or a change in bowel habits, and anemia. Based on the 2006 Frost & Sullivan report, U.S. Endoscope Market, it is estimated that approximately 3.3 million gastroscopic procedures, over 14.2 million colonoscopies (to view the entire large intestine), and approximately 3.0 million sigmoidoscopies (to view the lower part of the colon) are performed in the United States annually. These procedures are generally performed in an outpatient setting by gastroenterology physicians and gastroenterology nurse practitioners in hospitals, clinics, and physicians’ offices.

A new, emerging procedure referred to as trans-nasal esophagoscopy, or TNE, offers a new methodology for improving the surveillance, diagnostics, and treatment of esophageal disorders. Allowing practitioners to pass a small diameter endoscope through the nose eliminates the need for upper GI patient sedation, thus allowing for immediate visual diagnostics of the esophagus. This procedure provides physicians the opportunity to diagnose the extent of GERD, esophageal cancer, and other disorders during the initial consultation, rather than scheduling patients for a future visual exam that requires sedation. This new procedure may provide the opportunity for far greater early detection of deadly disorders. TNE, with its procedural simplicity, may also present physicians a better tool for monitoring patient pathology progress, such as continued review of Barrett’s esophagus (a condition in which the tissue lining the esophagus—the muscular tube that connects the mouth to the stomach—is replaced by tissue that is similar to the lining of the intestine. This process is called intestinal metaplasia).

Bronchoscopes.  Pulmonology endoscopes, generally referred to as bronchoscopes, allow for detailed viewing of the lungs.  Flexible bronchoscopes are commonly used to diagnose and treat upper airway diseases such as lung cancer and emphysema.  We estimate, based on industry sources, that approximately one million bronchoscopies are performed annually in the United States, typically by pulmonologists, oncologists, thoracic surgeons and other pulmonogy-related physicians.

Potential Problems with Conventional Flexible Endoscopes

While endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes (those endoscopes without sterile, disposable EndoSheath technology) may present a number of health risks and problems to both patients and medical personnel. Flexible endoscopes are intended for repeated use in hundreds to thousands of procedures, and depending on the area of use, come in contact with the patient’s blood, tissue, mucus, saliva, urine or stool. Conventional flexible endoscopes cannot be sterilized as the sterilization degrades the plastic components of the flexible endoscopes.  Conventional flexible endoscopes without EndoSheath technology must therefore be meticulously and manually cleaned and disinfected after each procedure. However, the design of flexible endoscopes, especially those with one or more working channels which run the length of the endoscope, makes it difficult to attain high-level disinfection after cleaning. The stringent requirements of cleaning and disinfecting endoscopes (a routine known as reprocessing) and the limitation of conventional endoscope design presents five basic challenges:

a)	Patients, and to a lesser degree the physicians and clinical and cleaning staff, may be exposed to the risk of infection from contaminated endoscopes;
b)	Nurses or other medical personnel who clean conventional endoscopes face health risks from exposure to toxic disinfecting agents used during reprocessing;
c)	Reprocessing of conventional endoscopes is relatively expensive, time-consuming and arduous;
d)	Repeated reprocessing of conventional endoscopes subjects the equipment to wear and tear, reducing its useful life and impairing the quality of endoscope function; and
e)
Time needed to reprocess a conventional endoscope after each use results in a long period of “down time” relative to the actual procedure time. This requires users to buy and maintain multiple endoscopes to compensate for the inefficient equipment downtime.

Difficulty of Proper Cleaning

The problems associated with reprocessing conventional flexible endoscopes (endoscopes without EndoSheath technology) can be better understood by examining the reprocessing procedures they require. Reprocessing of conventional endoscopes is generally the responsibility of the nurse, endoscopic assistant or technician, and is often considered an arduous and meticulous task.

Proper cleaning of conventional flexible endoscopes, even when done in compliance with the Society of Gastroenterology Nurses and Associates (SGNA) Standards, is difficult to achieve and dependent not just on following meticulous processes, but also on strict quality assurance, process validation, and extensive training of personnel responsible for endoscope reprocessing. The design of these conventional endoscopes, which includes channels, joints and crevices, makes it difficult to clean and disinfect all parts of the endoscope. Verification of the efficacy of the reprocessing routine can only be accomplished if the healthcare facility performs microbiological sampling.  For instance, the SGNA Guidelines state that the “Complex endoscope design features may allow organic debris and microorganisms to accumulate… Biofilm formation may harbor microorganisms making strict and meticulous adherence to reprocessing guidelines imperative in order to prevent cross-contamination between patients and nosocomial infections.” The opportunity for human error is always present, especially in the hectic arena of today’s healthcare settings. According to the American Society of Gastrointestinal Endoscopy Guideline “Reprocessing failure incidents typically arise as a result of human error, or because of equipment (AER [Automatic Endoscope Reprocessor]) or product (HLD [High Level Disinfection Chemical]) failure.” The difficulties of maintaining proper standards and processes becomes even more challenging when the procedures are moved from the hospital setting with their specific personnel and oversight to outside clinics and private practices.

Patient to Patient Cross Infection Risks

Because conventional flexible endoscopes are difficult to clean properly, and reprocessing routines have become more elaborate than ever before, the risk for cross-contamination, or cross-infection between patients, remains a significant concern throughout the infection control community.

Numerous infectious agents, including pseudomonas, tuberculosis and salmonella, have been reported in the medical literature as having been transmitted to originally uninfected patients through the use of contaminated endoscopes. Professional organizations have considered the overall risk to patient safety low. However, as reported in a 2004 article regarding poor endoscope cleaning from the New York Times, “…some scientists said as many as 470,000 people each year contract infections from endoscopes, though many do not report their illnesses.” While the overall documented numbers of transmissions remains relatively low, the exposure rate to patients when there is a breakdown in conventional endoscope reprocessing efficacy is typically very large, sometimes with notification campaigns to patients exposed from a healthcare facility numbering in the thousands.

Health Risks with Toxic Chemicals

The conventional flexible endoscope reprocessing procedures required for endoscopes also subject medical personnel (nurses, technicians, and physicians), and to a lesser extent patients, to health risks such as severe eye, nose and throat irritation, chronic bronchitis, nausea, headaches, asthma and skin rashes due to exposure to toxic disinfecting agents. Personnel responsible for reprocessing endoscopes may be subjected to the handling of toxic chemicals several times each day. The Occupational Safety and Health Administration (OSHA) has classified the chemical glutaraldehyde, a primary method of endoscope disinfection, as a highly toxic material and requires hospitals, clinics and physicians’ offices to maintain strict guidelines for handling and maintaining disinfection areas, such as wearing eye and skin protection, suitable body protection, process enclosures, and costly local exhaust ventilation, which is required to reduce the level of toxic emissions to 0.2 parts per million. Additionally, toxic disinfectants must be disposed of in compliance with applicable environmental laws.

Practice Inefficiency and the Costs of Inefficiency

In addition to the health problems posed by the use and cleaning of conventional flexible endoscopes, the required reprocessing routine of this equipment is relatively expensive, time consuming, and arduous. Depending on the preferred cleaning and disinfection procedure a practice utilizes following each use of a conventional flexible endoscope (endoscopes without EndoSheath technology), the time the FDA and manufacturers recommend for complete processes may range from 45 minutes to as much as 24 hours before a conventional flexible endoscope may be used again. This delay is generally unacceptable for a busy endoscopy practice, therefore, the practice must invest in a significant inventory of conventional endoscopes to allow for a time efficient equipment rotation schedule, compensating for the imbalance of a short medical procedure followed by extended equipment unavailability. This system is ingrained in conventional endoscopy practices, which typically must supplement this tight equipment limitation with a patient scheduling system that accounts for equipment not being ready when the patient is prepared for the procedure. Thus, the number of patients receiving conventional endoscopy care each day is often restricted by the limitations of conventional equipment.

Additionally, the repeated reprocessing in harsh, toxic chemical disinfectants also subjects a flexible endoscope to significant wear and tear, reducing its useful life and impairing the quality of its optics. This often requires a practice to provide significant budget expense to the repair and maintenance of their sizeable inventory of conventional flexible endoscopes.

Lastly, the trend of moving endoscopy from the traditional hospital setting to a private clinic or office setting presents staffing limitations. Unlike the hospital, which may have dedicated equipment reprocessing staff, the personnel responsible for cleaning and disinfecting the conventional endoscope equipment in the private setting are often the nurse or an assistant who generally have a significant number of additional responsibilities. We believe this staffing limitation, combined with the challenges of reprocessing conventional flexible endoscopes and the typical budget constraints form a bottleneck and create a problem in providing safe, efficient and necessary healthcare to the general patient population.

Our EndoSheath Technology Solution

We believe our EndoSheath technology is the solution to the challenges and problems with conventional flexible endoscopes.  By developing a technology that provides simpler and quicker endoscope reprocessing and sterility derived from use of a single-use disposable sheath, we have removed the limitations of conventional flexible endoscopy.

EndoSheath endoscopy differs from conventional endoscopy through the use of a sterile, disposable cover or sheath that is placed onto the insertion tube (patient contact area) of the endoscope. This provides an effective barrier between the functional endoscope and the patient. The EndoSheath technology is not just a simple cover, but a high-performing disposable device which includes a working channel. This two part system—the reusable endoscope plus the EndoSheath disposable, offers significant advantages to tackling the problems of conventional endoscopes.

Our EndoSheath technology offers these key elements:

Sterile, Contaminant-Free Patient Contact Areas.  The reusable endoscope never comes in contact with the patient at any point during the procedure. The EndoSheath barrier is designed to prevent not only external contact with the patient, but the working channel which is part of the sheath carries all the patient tissue material, such as biopsies and aspirated patient fluids.

Rapid Equipment Turnaround.  Because the flexible endoscope utilizing the EndoSheath technology does not have to undergo the same time-consuming reprocessing routines as conventional endoscopes, the EndoSheath endoscope is ready for the next procedure in typically ten minutes.

Less Capital Equipment Costs.  Because an EndoSheath endoscope is essentially ready on a moment’s notice once a new sheath has been placed on the insertion tube, physicians do not have to invest in the extensive inventory of conventional endoscopes necessary to operate the practice. In very busy endoscopy clinics this capital savings may be very significant.

Less Maintenance Costs.  Because an EndoSheath endoscope does not undergo the rigorous, caustic reprocessing routine that a conventional flexible endoscope must receive, EndoSheath endoscopes require fewer repairs, and the endoscope has a longer lifetime of use.

Increased Scheduling Flexibility.  As flexible endoscopy becomes more prevalent, the need for more procedures in a given day has become paramount. EndoSheath endoscopy allows a physician the opportunity, with a single endoscope, to perform upwards of 25 procedures in an eight hour day. We believe that the ability to have a flexible endoscope that is “always ready” provides a unique opportunity to any healthcare facility setting that may see additional patients sent to their practice throughout the day.

Eliminating Toxic Chemical Exposure.  According to a survey by the Environmental Working Group “…health care workers are still inhaling and absorbing unknown amounts of glutaraldehyde, in common disinfection procedures, at facilities all over the country.” EndoSheath endoscopy does not require reprocessing with glutaradehyde or similarly caustic and toxic chemicals between procedures, dramatically reducing the exposure to healthcare workers, specifically nurses.

EndoSheath Endoscopy Compared to Conventional Endoscopy

In June 2007 the EndoSheath technology was part of an award-winning clinical study performed at the University of Wisconsin, which focused on the efficacy of our technology in a purely clinical setting. The study results were published in the June 2009 edition of American Journal of Infection Control, a well known peer-reviewed journal of epidemiology.

The study was conducted at an ambulatory ENT clinic using standard flexible laryngoscopes and the disposable, sterile EndoSheath technology. During the study, 100 flexible EndoSheath larygoscopies were performed. Each EndoSheath disposable unit was then evaluated for integrity, and each endoscope was evaluated for bacterial contamination after procedural use in patients.

For the study, each endoscope was cultured:

a)	PRIOR to its use, for a baseline evaluation of insertion tube and control head;
b)	AFTER use and removal of the EndoSheath barrier; and
c)	POST REPROCESSING (disinfection).

Immediately after use, the EndoSheath disposable was tested, confirming that there were no tears or holes created during use. Additionally, 20 unused sheaths were also leak-tested to assess the possibility of pre-use leaks. All sheaths passed the leak test, confirming no failures. The study showed that following the use of EndoSheath technology and the product’s recommended cleaning procedure that includes intermediate level disinfection such as swabbing with an alcohol wipe, or detergent, the scopes were negative for any bacterial presence.

Carla J. Alvarado, Ph.D., a research scientist in human factors engineering at the Center for Quality and Productivity Improvement, University of Wisconsin-Madison, and lead researcher on the study indicated that in the study results, the laryngoscopes fitted with the sterile EndoSheath technology in combination with thorough post-use cleaning followed by a 70% ethanol wipe, provided a patient-ready instrument equivalent to high-level disinfection. In this particular use environment, it provides an alternative to chemicals requiring more time and labor intensive processes. Dr. Alvarado received the APIC-sponsored 2007 William A. Rutula Award for her abstract. The award is given to an APIC member whose abstract most closely reflects the excellence demonstrated by William A. Rutula, a world-renowned expert in disinfection.

This independent study validated the premise that our EndoSheath technology is an effective barrier to bacterial presence. Along with enhancing healthcare practice efficiency, the technology allows for minimizing patient and employee exposure to harsh chemicals generally required for endoscope reprocessing. We also believe that the compelling data reflects the benefits of our EndoSheath product lines in urology, gastroenterology and future endoscopic applications.

ii.	Medical Segment: Products

1.  Technology

Endoscopy Platforms

We have developed two visualization platforms for flexible endoscopy:  fiber optic and video. Since our inception, our product line was based on fiber optic technology. In the past five years, we invested heavily in research and development (R&D), and developed two new lines of endoscopes. In Q1 09 we introduced our state of the art videoscopes, the 5000 Series. During Q1 10, we began manufacturing our next generation ENT 4000 Series fiberscopes.

Our lightweight, advanced, digital video-based endoscopes facilitate diagnostic and therapeutic procedures.  Our videoscopes contain the world’s smallest diameter insertion tube, with a high resolution, tiny CCD camera at the tip of the scope, offering a sharp, high definition, vibrant, full screen image. The 5000 Series of video endoscopes also feature pioneering functional aspects, including the elimination of an external light source, the inclusion of an integrated light emitting diode (LED), industry leading small diameter sizes and robust durability.

Our new fiberscopes contain state-of-the-art fiber optic imaging systems with high quality functional aspects, such as small diameter insertion tubes and portability options, through the use of a battery-powered light source.

EndoSheath Technology

We have developed EndoSheath technology for all of our proprietary endoscopes. EndoSheath technology is made with materials using our own proprietary process that makes the sheath lubricious (smooth), allowing the healthcare practitioner to easily slide and place the sheath onto the insertion tube of an endoscope. In addition, our EndoSheath technology has an optically clear window that fits securely over the endoscope tip, providing a clear image. Once installed, the disposable sheath offers a complete barrier between the endoscope and the patient. After the procedure is completed, the sheath disposable easily slides off and is removed from the endoscope and discarded.

Our EndoSheath technology offers various size working channels, unlike conventional flexible endoscopes, which have the working channel inside the scope (or insertion tube) itself, allowing the healthcare provider to customize the insertion tube to the procedure (i.e. diagnostic cystoscopy, which requires a small channel, or therapeutic cystoscopy, which requires a larger channel). This enables us to develop procedure-specific EndoSheath technology without requiring physicians to purchase new endoscopes.

During FY 08 we successfully completed viral microorganism barrier testing per FDA guidance for the video-based EndoSheath technology, demonstrating that the sheath barrier is effective for microorganisms as small as 27 nanometers- the FDA’s benchmark.  This testing is similar to previous testing we successfully performed for our fiber-based sheaths.

2.  ENT

ENT Endoscope Technology (Ear, Nose and Throat)

Our flexible laryngoscopes, which we refer to as ENT scopes, and flexible esophagoscopes, which we refer to as TNE, or trans-nasal esophagoscopy scopes, are inserted in the nose down to the throat, providing precise, vivid images of the internal structures of the nasal cavity, vocal folds, larynx and other areas of the throat. Our TNE system allows for excellent visualization further down the esophagus and all the way down to the stomach, and as a result, we generally group our TNE scopes within our GI platform.

Endoscopes (Video and Fiber-optic Based)

In FY 08, we received clearance from the FDA to market our line of advanced digital, video-based flexible endoscopes, which come with an integrated built-in LED light source, eliminating the need for a separate camera head, light cable and optical coupler. The ENT and TNE scopes, the ENT-5000 and TNE-5000, were the first two advanced digital video endoscopy platforms we introduced.

During March and April 2009, we received clearance from the FDA, and the Canadian and European regulatory agencies to market our newly developed line of ENT-4000 fiberscopes. We have begun manufacturing this new ENT-4000 line of products, which includes fiberscopes that will replace the ENT-2000, a standard scope for office and hospital based laryngeny care, and the ENT-3000, a portable laryngoscope utilizing a battery-powered LED light source. The ENT-1000, a small diameter fiber laryngoscope primarily used for small cavity and pediatric procedures, will be replaced by a next generation small diameter ENT fiberscope, which is planned to be introduced during our Q3 10.

Our ENT videoscopes and fiberscopes can be used with or without the EndoSheath technology, as they do not feature any working channels and are diagnostic only. Our ENT videoscopes and fiberscopes are manufactured by us and sold to Medtronic for use within the ENT field. Medtronic then markets and sells these endoscopes worldwide exclusively within the ENT field.  Our TNE scopes that are sold to ENT physicians are also sold through Medtronic.

ENT EndoSheath Technology

We developed a family of EndoSheath products for use with our own ENT endoscopes and with other manufacturers’ ENT endoscopes - our Slide-On EndoSheath technology, our Channeled EndoSheath technology and our Sensory EndoSheath technology.

a)
The Slide-On ENT EndoSheath technology provides a simple barrier between the ENT endoscope and the patient. Since most ENT endoscopes do not contain any channels, our basic Slide-On ENT EndoSheath does not contain channels;

b)
The Slide-On ENT Channeled EndoSheath technology contains a 2.0mm working channel within the Slide-On EndoSheath disposable, enabling physicians to perform biopsies or other therapeutic procedures using their conventional (non-channeled) endoscope; and

c)	The Sensory EndoSheath technology allows for a calibrated air pulse to be delivered to the larynx to test the swallowing reflex.

Medtronic has an exclusive, royalty-free worldwide license for our ENT EndoSheath technology for use within the ENT field. As of November 2007 we formally discontinued the manufacture of the ENT EndoSheath disposable product line, as the production lines for these products were transferred to Medtronic in conjunction with our sale to Medtronic in March 2007 of our ENT EndoSheath disposable business. We continue, on a limited basis, to manufacture various EndoSheath technology products for Medtronic, as we develop and transfer new EndoSheath technology to them.

3.  Urology

Urology Endoscope  Technology

We have developed unique products for urology with our video and fiber cystoscope, both utilizing our EndoSheath technology. We differentiate our cystoscopy system in a clinical setting by referring to the procedures using our system as EndoSheath cystoscopy.

Our cystoscopes consist of two components - a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile, EndoSheath disposable unit. The sheath slides easily onto the insertion tube of the cystoscope; it includes a covering for the insertion tube and a working channel, which may be used for irrigation, suction and therapeutic tool delivery. The sheath disposable is the only component that comes into contact with the patient, and is discarded after each procedure.

In FY 08 we received 510(k) clearance from the FDA to market our advanced digital, video-based flexible cystoscope, which we call the CST-5000.  It is utilized with our EndoSheath technology.

The CST-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor. This video cystoscope eliminates the need for a separate camera head, light source and video monitor and the need for the physician to perform the entire procedure viewing through an eyepiece, as with fiber-based cystoscopes. The CST-5000 is based on the same technology as our video larynogoscope (ENT-5000) and video esophagoscope (TNE-5000), and is the third of our series of proprietary, uniquely advanced digital endoscopy systems.

We developed and continue to market a fiber optic-based flexible cystoscope utilizing the EndoSheath system for use by urologists. In November 2006, we released to the market a fiber optic flexible cystoscope, the CST-2000A, which included improvements and enhancements designed to better meet the needs of urologists. In FY 10 we plan to introduce our next generation 4000 Series fiberscopes, which will include new cystoscopes to replace our current model, the CST-2000A.

Urology EndoSheath Technology

Currently, we market two sheath models for each of our fiber and video cystoscopes: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides urologists with two choices: a diagnostic sheath with a smaller insertion tube (due to a smaller sheath circumference) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional endoscopes.

4.  Gastroenterology (GI) and Primary Care

GI Endoscope Technology

We believe that trans-nasal esophagoscopy, or TNE, offers gastroenterologists and primary care physicians a practical methodology for diagnosing and treating patients with esophageal pathology, especially patients with manifestations of GERD and other disorders. Our methodology uses a trans-nasal approach with a small diameter endoscope, without the need for sedation, rather than the typical larger gastroscope which requires a trans-oral approach, where the  patient must be  sedated.

In FY 08 we received 510(k) clearance from the FDA to market our advanced digital, video-based flexible esophagoscope, or TNE scope, which is utilized with our EndoSheath technology. The TNE-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor. This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor, and  the need for the physician to perform the entire procedure viewing through an eyepiece, a practice  no longer acceptable  in gastroenterology.

GI EndoSheath Technology

Currently, we market two sheath models for the video TNE: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides gastroenterologists and primary care physicians with two choices: a diagnostic sheath with a smaller insertion tube (due to a smaller sheath circumference) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional endoscopes.

5.  Pulmonology

Pulmonology Endoscope  Technology

We developed products for pulmonology and airway management using our video bronchoscopes, which we introduced in Q1 10. Our bronchoscopes utilize our EndoSheath technology.

In Q1 10 we introduced our BRS-5000, our new advanced digital, video-based flexible bronchoscope which is utilized with our EndoSheath technology.  The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor.  This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor.  In Q2 10 we plan to introduce a flexible fiberoptic bronchoscope, the BRS-4000.

Pulmonology EndoSheath Technology

We plan to introduce five EndoSheath models for video and fiber bronchoscopy. Four models will have a working channel, with the following sizes - 1.5mm, 2.1mm, 2.8mm and 3.2mm, and one model will have no working channel.  The multiple sizes are necessary due to various procedures which are performed by the pulmonologist. Depending on the type of procedure in the airways, a pulmonologist may use a very small EndoSheath disposable, with or without a working channel, or a larger EndoSheath disposable with a working channel.

iii. Medical Segment: Sales & Marketing

The end users of our endoscopy systems, our EndoSheath technology and related products primarily consist of ENT doctors, urologists, gastroenterologists and primary care physicians. Additionally, as of Q1 10, our end users will also consist of pulmonologists (and other airway management doctors) in hospitals, medical clinics and physicians’ private offices. However, our medical devices may also be used by other physicians performing the procedures in alternate settings.

Between September 2003 and April 2007, we distributed our ENT product line through Medtronic to customers in the U.S. and Canada, and through a network of independent sales representatives throughout the rest of the world. As part of our sale of the ENT EndoSheath disposable business line to Medtronic in March 2007, Medtronic now distributes, markets and sells our ENT endoscope line to the ENT market worldwide on a co-branded basis, through Medtronic ENT’s global sales force. Medtronic is our largest customer, with 71% of our medical segment sales in FY 09.  Although our exclusive distribution agreement with Medtronic expired, we are currently negotiating a new agreement with them. During the negotiation period, Medtronic has continued to market our ENT and TNE products sold to the ENT market, and to purchase those products from us on substantially comparable terms to those in effect pursuant to the distribution agreement.

We market and distribute our urology and gastroenterology products worldwide through our direct sales force, augmented by a network of independent sales representatives and distributor organizations. We do the same with our bronchoscopy products. In the U.S. and Canada, our direct sales force is managed by us and we also manage a small network of independent representatives and distributors.  Internationally, we utilize regional or national distributors who market and distribute our products to their local areas. In Europe, our distributors are managed directly from Belgium.

We periodically evaluate the effectiveness of all our sales channels, and may change them if we believe a different method will increase our revenues.

International Sales and Sales to Major Customers

In the medical segment, sales to customers outside of the United States were approximately $1,593 and $580 for FY 09 and FY 08, respectively. Although our ENT endoscope products are distributed internationally, we ship  all our ENT  products directly to Medtronic in the U.S., and therefore all ENT-related sales are reflected as domestic sales. Our other non-ENT products were sold internationally through our independent distributors in FY 09 and FY 08.

FY 09 net sales to Medtronic were $7,107, representing 55% of our net sales, or 71% of our medical segment net sales. FY 08 net sales to Medtronic were $5,276, representing 55% of our net sales, or 76% of our medical segment net sales.)

Backlog

On March 31, 2009, our medical segment had an order backlog of approximately $462, compared to a backlog of approximately $590 at March 31, 2008. We filled these orders during the first quarter of FY 10.

iv. Medical Segment: Research & Development (R&D)

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

New Product Development

During FY 09 we continued to develop and design our family of videoscopes, with a miniature CCD-based digital camera mounted on the far end, or distal tip, of the insertion tube. This videoscope line includes the ENT-5000 (ear, nose and throat) videoscope, the TNE-5000 (trans-nasal esophagoscopy) videoscopes, the urology CST-5000 video cystoscope, and our pulmonology BRS-5000 bronchoscopy videoscope, which was launched during our Q1 10.

We believe our endoscopes are the only ones which do not contain difficult-to-clean operating channels associated with scopes from other manufacturers. Instead, our scopes are used in combination with our EndoSheath disposables, which covers the entire scope and prevents any contact between the patient and the scope’s insertion tube.

Our newly developed BRS-5000 flexible video bronchoscope is inserted down the mouth and into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. Later in FY 10, we plan to launch a small diameter video laryngoscope (ENT scope), which we believe will be the smallest diameter video ENT scope ever released. We are also working on a CCD-based flexible ureteroscope, an endoscope for visually examining and passing instruments into the interior of the urethra (the tube that carries urine from the bladder to outside of the body). This revolutionary ureteroscope will be the smallest video ureteroscope released. In addition, during FY 10 we plan to release our next generation video processor to replace our 5000 Series processor. This next generation processor will contain more features, while retaining the same compact size of our current models.

We believe that our new family of videoscopes with the EndoSheath technology is poised to replace existing, pervasive fiber optic technology. While gastroenterologists have been using costly conventional video endoscopes for years, other specialties were limited to using the old fiber technology due to high conversion costs. This is the first time physicians will have the opportunity to have a videoscope, uniquely combined with the practice efficiency of our EndoSheath technology.

During Q3 08 we started developing our next generation, improved family of fiberscopes. This new line of fiberscopes, the 4000 Series, which is scheduled to be released during FY 10, will not use Pentax Imaging Company’s (Pentax) supplied parts, and will include scopes for the ENT, urology and pulmonology areas. During Q1 10 we began manufacturing our ENT 4000 Series models.

New Product Release

During the months of March and April 2009, we received clearance from the FDA, and the Canadian and European regulatory agencies to market our newly developed line of ENT 4000. We then started manufacturing this new ENT 4000 line of products, which includes fiberscopes that will replace the ENT-2000, a standard scope for office and hospital based laryngen care, and the ENT-3000, a portable laryngoscope utilizing a battery-powered LED light source.

In Q1 10 we started the marketing and sales of our BRS-5000, our new advanced digital, video-based flexible bronchoscope (an endoscope which allows detailed viewing of the lungs) which is utilized with our EndoSheath technology.

The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000-Series processor.  This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor. It is marketed to pulmonologists, oncologists, thoracic surgeons and other pulmonology related physicians.

v.  Medical Segment: Competition

We believe that the primary competitive benefits in the medical market for our flexible endoscopes and EndoSheath technology are safety and effectiveness, the optical quality of our product offering, product reliability, price, physician familiarity with the manufacturer and its products, ease of use and third party reimbursement policies.

Our ability to compete is directly affected by several factors, such as our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology which our products are based upon, our manufacturing and marketing skills and our ability to attract and retain skilled employees.

Our current and future product line face global competition, primarily from companies such as Olympus, Pentax, Karl Storz GmbH & Co. and Stryker Corp. Some of our competitors and some potential competitors may have greater financial resources, research and development personnel, manufacturing and marketing capabilities than we do. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the disinfection process, or significantly improve the current methods of disinfecting flexible endoscopes, may result in competition for our products.

We believe our proprietary EndoSheath technology platform currently allows us a significant differentiating factor from our competition. Currently, all our competitors are selling only endoscopes that require elaborate and time-consuming disinfection procedures.

vi.  Medical Segment: Manufacturing

Disposables (EndoSheath Technology)

We currently produce the EndoSheath line of disposable sheaths at our Natick, Massachusetts (Natick) facility using raw materials, molded parts and components purchased from independent vendors, some of which are manufactured to our specifications. We also design and build our own production machines and tools. Our EndoSheath technology line includes products for all markets we currently serve, except for EndoSheath products for the ENT market, which Medtronic purchased from us in March 2007.

Until the sale of our ENT EndoSheath assets to Medtronic, we manufactured our ENT EndoSheath technology using proprietary processes, utilizing forming and assembly machines which were manufactured to our specifications. During FY 08 and FY 09, we transferred the manufacturing of the ENT EndoSheath technology line to Medtronic. We continue, on a limited basis, to manufacture various EndoSheath technology products for Medtronic as we develop and transfer new EndoSheath technology to them.

For most of our purchases of components and subassemblies, we have no long-term agreements with our vendors or suppliers and they are available from only one or a limited source of suppliers. We purchase our required components and supplies on a purchase order basis. We contract with third parties for the sterilization of all of our EndoSheath disposables.

Fiberscopes, Videoscopes and Peripherals

We assemble our flexible endoscopes for the medical and industrial segments at our Orangeburg, NY (Orangeburg) facility, using purchased components and subassemblies, as well as certain proprietary components produced by us or via sub-contractors. Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long term agreements with our vendors or suppliers, and we purchase our required components and supplies on a purchase order basis. For certain critical components we have long term supply agreements, such as with Applitec LTD, which is based in Israel and with Sony Electronics Inc.

One previous long term agreement was with Pentax, our former key supplier of components for our existing  fiber-based flexible endoscopes. In Q3 08, Pentax advised us that it intended to significantly increase the price and limit the quantities of certain components it supplied to us that are necessary for our fiber-based ENT, TNE and cystoscopes. In Q4 08, we reached a satisfactory arrangement for the transition of our supply relationship with Pentax. The agreement modified the terms of our supply agreement with Pentax, dated March 16, 1992, as amended, by, among other things, (i) moving forward the termination date of the supply relationship to February 28, 2009 from March 15, 2009 and (ii) providing an agreed upon purchase order and delivery schedule of components from Pentax through February 28, 2009. Pentax is no longer our supplier.

 The agreement reached with Pentax enabled us to meet our estimated production requirements for fiberscopes   through the gradual launch of our next generation 4000 Series fiberscope family, and to maintain a certain amount of parts for warranty and repairs of our existing Pentax based fiberscope line. We began manufacturing our ENT 4000 Series models during Q1 10, and the rest of the 4000 Series products will be launched throughout FY 10. Pentax does not supply any components used in any of our new products, including our 4000 Series fiberscopes, our line of videoscopes and all new products under development. However, there can be no assurance that we will not experience difficulties or delays in the future with other suppliers as we increase our manufacturing capacity.

vii.  Medical Segment: Healthcare Reimbursement

Hospitals, medical clinics and physicians’ offices that purchase medical devices such as our EndoSheath technology and flexible endoscopes generally rely on third-party payers, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon factors such as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge and experience of third-party reimbursement practices, and advice from consultants in this area, that third-party reimbursement is available for most procedures that utilize our products. However, not all third-party payers will reimburse health-care providers separately for the cost of our EndoSheath disposables.

Third-party payers use a variety of mechanisms to determine reimbursement amounts for procedures such as endoscopies. In most cases, payment is based upon amounts determined by the Centers for Medicare & Medicaid Services (CMS), a governmental agency under the U.S. Department of Health and Human Services. As part of its responsibilities, CMS assigns relative value units (RVUs) to over 10,000 physician services. An RVU for a specific procedure is comprised of values for work, practice expense and malpractice insurance, and when multiplied by a conversion factor, represents a dollar value for a specific procedure.

CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center (ASC) and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility RVUs to accommodate the overhead costs. If the physician performs the service in a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. As it relates to our procedures, the 2009 physician fee schedule did not change significantly from 2008. There was little change in hospital outpatient payments under Medicare, as well. Based upon a review of calendar year 2009 fee schedules for the hospital outpatient and physician payment for procedures that utilize our TNE EndoSheath endoscopy systems, physicians will receive between 49% and 154% more by performing procedures in their offices than if they performed those procedures in hospitals, due to the increased office expense for the purchase of the device. For a diagnostic cystoscopy, physicians will receive approximately 87% more by doing the procedure in their offices, than if they performed that procedure in the hospital, again because the increase in fee accommodates the cost of the device purchased by the physician practice.

We believe that the number of procedures performed in non-facility settings will increase, primarily as a result of the increased differential in payments that physicians will receive for performing these procedures outside of hospital, or ASC. However, as these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess endoscopes. We believe our EndoSheath technology will provide an economically beneficial alternative to the use of endoscopes without EndoSheath technology based upon the provider not having to purchase multiple conventional endoscopes, expensive disinfecting equipment and supplies, as well as not having to spend valuable time cleaning endoscopes. In addition, we believe that with approximately 79 million people in the United States over the age of 50, there will be an increase in the potential number of procedures that physicians will perform. We believe our EndoSheath technology, combined with the resource-based system for setting values for physician services, represents a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices, however, we  currently do not receive separate reimbursement for our EndoSheath disposable.

viii.  Medical Segment: Quality and Regulatory

FDA Clearance

The medical products that we currently market and which we are developing are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the FDC Act), and require regulatory clearance prior to commercialization in the United States. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the United States. Various states and other countries in which our products may be sold in the future may impose additional regulatory requirements.

Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into one of three classes, Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA’s Quality System Regulations (QSR). Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

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

Following submission of the 510(k) Pre-market Notification, a manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within approximately 90 days. The FDA may declare that the device is “substantially equivalent” to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the market introduction of our products and could have a material adverse effect on us.

Flexible endoscopes and accessory products have been classified by the FDA as Class II devices and EndoSheath technology products have been classified by the FDA as class I sterile devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance, including three of our new video-based endoscopes described above. We expect that we may be required to obtain 510(k) clearance for each additional EndoSheath endoscopy system that we develop in the future, including the new 4000 Series fiberscopes we are designing to replace those manufactured solely with Pentax components. During the months of March and April 2009, we received clearance from the FDA, and the Canadian and European regulatory agencies to market our newly developed line of ENT-4000 fiberscopes.

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

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Devices Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. We have received CE (Conformité Européne) certification from Underwriters Laboratories UK for conformity with the European Union Medical Devices Directive allowing us to use the CE mark on our product lines currently sold in Europe. This quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. No additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark

Quality Standards

During April 2007, our Orangeburg facility underwent an expansion audit which was successfully completed and we were awarded International Organization for Standardization (ISO) 13485: 2003 certification for this location. This certification allowed us to start shipping scopes from our Orangeburg facility, in addition to shipments from our Natick facility. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA’s QSR, which regulate their design, manufacturing, testing, quality control and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations.

In August 2005, our Natick quality system certification was updated to establish conformance with ISO 13485: 2003 and continued conformance with Medical Devices Directive (MDD) 93/42/EEC and the Canadian Medical Device Regulations (CMDR). In addition to the three-year certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system.

We recently relocated our Natick facility to a new location in Natick which continues to operate in compliance with applicable quality standards and certifications.

The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements is monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485, CMDR and MDD status.

ix.  Medical Segment: Business Development

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

SpineView agreed to pay us $225 for certain non-recurring engineering costs, and to reimburse us for up to $40 of our out-of-pocket costs, pending completion of certain fundraising activities, which were not complete as of the end of FY 09. Accordingly, SpineView has not yet made any payments under the agreement. After the completion of certain milestones and delivery of a prototype, SpineView has agreed to place an initial firm order with us for 50 video endoscopes at a purchase price of $27 per unit (the Initial Order), for a total of $1,350. Following delivery of the Initial Order, SpineView is to submit a forecast for the following 12 months, of which the first six months will be considered a firm order at a price of $23.5 per video endoscope. Payment for certain of these items is subject to the closing of certain of SpineView’s fundraising activities. We are also to be the exclusive supplier to SpineView of visualization means for use with some future SpineView products.  We are currently working with SpineView on the first prototype of a CCD-based video endoscope.

The initial term of the SpineView Agreement is for four years from the date of delivery of the Initial Order and will automatically renew for successive one year periods, unless either party gives the other notice of its intention not to renew. For more information, please refer to “(8) Related Party Transactions”, on page F-17.

b.  Industrial Segment: Machida, Inc.

i. Segment Information

Under the Machida brand name, we design, manufacture and market flexible borescopes. Borescopes are endoscopes used for inspection and quality-control in industrial applications, such as the inspection of aircraft engines.  Machida was the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay.

ii.  Industrial Segment: Products

Machida’s borescopes are constructed in a variety of body types, including a portable model, each specifically designed to cover a multitude of needs and applications:

a)	Modular (MBS)—for borescopes 0.6mm to 2mm in diameter. This is Machida’s smallest body type.
b)	Slim Lever—these borescopes are from 2mm to 6mm in diameter; it provides angulations in two directions. Machida’s most widely used body type includes high quality optics and illumination.
c)
Knob—used primarily with 8mm and 11mm insertion tubes, this four-way, ambulating scope is particularly suited for longer (up to 20 feet) borescopes. It comes in different configurations, including direct view with different types of covers, side views, with a working channel and with a permanent side-view option.

d)
Battery Operated Portable Flexible Borescope—a small battery handle attaches to the scope and makes this borescope ideal for field inspections. The borescope kit includes the scope, light guide and sleeve, a light source, battery and handle and a carrying case.

e)
Industrial Videoscope – during FY 09, Machida launched a new 3mm video borescope product line, the smallest diameter videscope offered in the industrial market.  The video borescope uses a CCD-based video system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional processor.

More information on Machida can be found at www.machidascope.com

iii.  Industrial Segment: Sales & Marketing

Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

International Sales and Sales to Major Customers

In the industrial segment, sales to customers outside of the United States were approximately $784 and $810 for FY 09 and FY 08, respectively, or 28% and 30% of our industrial segment sales, respectively, and 6% and 8% of the Company’s net sales, respectively.

FY 09 net sales to our two major customers, Pratt & Whitney (P&W), a division of United Technology Corporation, and Alcoa Howmet Corporation (Alcoa), were $747 and $198, respectively, or 27% and 7% of our industrial segment sales, respectively. P&W FY 09 sales represented 6% of the Company’s net sales.  FY 08 net sales to P&W were $497, or 5% of industrial segment sales.

Backlog

On March 31, 2009, we had an order backlog of approximately $152, compared to a backlog of approximately $30 at March 31, 2008. We filled these orders during our first fiscal quarter of FY 10.

iv.  Industrial Segment: New Product Development

Our ability to custom design for specific applications, research and development and new products are a common factor in our business. On-wing inspections with blending borescopes have become an indispensable tool for aircraft engine manufacturers. We work closely with Pratt & Whitney, GE and Rolls Royce to ensure production of the most efficient borescopes for their new engines.

v.  Industrial Segment: Research & Development

During FY 09, we released a new video borescope, the VSC-3-140-N. During FY 10, we plan to leverage our videoscope technology to broaden the industrial videoscope product line, including developing a portable processor.

vi.  Industrial Segment: Competition

In our industrial markets, we believe that our over 35 year history of product effectiveness, ease of use, product reliability and competitive pricing are the principal competitive factors to our success. Among our competitors are Olympus, GE Inspection Technologies and Karl Storz Industrial.

vii. Industrial Segment: Manufacturing

We assemble our borescopes for our industrial segment at our Orangeburg facility, using components and subassemblies that are purchased from independent vendors, as well as certain proprietary components produced by us.

viii. Industrial Segment: Quality and Regulatory

Unlike our medical scopes, the manufacturing of our Machida industrial scopes is not subject to direct government regulation.

c.  Former Health Services Segment

Our former health services segment consisted of our wholly-owned subsidiary BEST-DMS, which was established in October 2007. BEST-DMS was a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. In Q3 FY 09 we sold the assets of BEST-DMS, and the net assets were classified as discontinued operations as of December 31, 2008. As part of the asset sale agreement we changed the subsidiary name to VSI Services Inc. Please refer to “Notes to Consolidated Financial Statement, Note (10) Discontinued Operations and Asset Sale.”

3.  Product Liability Insurance

The nature of our products exposes us to significant product liability risks. We believe that our level of coverage is appropriate, given our business, products, past sales levels and our anticipated sales levels for FY 10. We evaluate the adequacy of our coverage periodically to determine if adjustments should be made.

4.  Research and Development

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.  Generally, the cost of our R&D is not borne by our customers.

Our R&D expenses in FY 09 and FY 08 were approximately $4,831 and $3,441, respectively, representing 38% and 36% of sales, respectively.

5.  Patents, Intellectual Property and Licensing

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We routinely file applications for and obtain patent, copyright and trademark protection in the United States and in selected foreign countries, where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy includes a vigorous protection of our current proprietary rights, as well as actively developing new proprietary innovations that strengthens our place in the markets for the future with additional patents and intellectual property.  If we lose our patent rights or they expire, it could have a material adverse effect on our business.

Patents

We hold 29 U.S. patents, and we have 17 U.S. patent applications pending. In addition, we have 12 foreign patents issued and have 17 foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related. The issued patents will expire on various dates in the years 2010 through 2022. We also hold worldwide, perpetual and exclusive rights to two U.S. patents which are royalty-free for ENT endoscopy applications.

Trademark Property

Vision-Sciences, Inc. owns the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, and The Vision System®.

6.  Employees

As of March 31, 2009 we had 110 full time employees and 1 part time employee, for a total of 111 employees. None of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties we describe below and other information in this Annual Report or which is incorporated by reference before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are not material, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 10, because of spending for research and development, increasing our global network of independent sales representatives and distributors, investing in a direct sales force for the North American market, general business operations and capital expenditures. As of March 31, 2009, we had cash and cash equivalents including short term investments totaling $9.9 million. We expect that our current balance of cash and short term investments will be sufficient to fund our operations for the next twelve months. We are currently evaluating financing and cost-cutting options. Should such options not be available on acceptable terms, it will have a material adverse impact on our financial condition. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our failure to maintain our relationships with our key distributors on acceptable terms would have a material adverse effect on our results of operations and financial condition

We have no assurance that any distributor will continue to purchase our products at the same levels as in prior years, will purchase our new products (such as our videoscopes) or that such relationship will continue on favorable terms, if at all. For our ENT sales to the ENT market, we depend on a single worldwide distributor, Medtronic ENT. In FY 09 Medtronic accounted for 55% of our total sales and 71% of our medical segment’s sales. Our exclusive distribution agreement with Medtronic has expired and we are currently negotiating a new agreement with them. During the negotiation period, Medtronic has continued to market our ENT and TNE products sold to the ENT market, and to purchase those products from us on terms acceptable to us and on terms substantially similar to those in effect under our agreement with them. There can be no assurance that we will be able to renew the agreement on satisfactory terms. The loss of Medtronic as a customer or distributor would have an adverse material negative effect on our future operating results. For our industrial segment sales, we rely on a worldwide network of independent distributors. There is no assurance that we will succeed in expanding our distribution network in the short term.

Failure to obtain sourcing of critical components on acceptable terms will have a material adverse effect on our results of operations and financial conditions

In our medical and industrial segments, certain critical components for the majority of our fiberscopes, and components for our newly developed videoscopes, are generally only available from one source with which we do not have a long or short term agreement for purchases. For example, some critical parts for our existing line of fiberscopes were purchased solely from a key supplier, Pentax, which is a competitor of ours. These components were purchased pursuant to a supply agreement that expired in February 2009.

As a result of the expiration of our supply agreement with Pentax, we have designed a new line of fiberscopes, our 4000 Series line, that do not use any parts manufactured by Pentax. We anticipate that our inventory of our line of fiberscopes including Pentax parts will be sufficient through the gradual launching of the 4000 Series. We began manufacturing our ENT-4000 during Q1 10 and plan to introduce subsequent models for urology and bronchoscopy over the course of FY 10. However, there are no assurances that the 4000 Series of fiberscopes will be available in such timeframe or that our existing inventory will be sufficient for any such period.  If we are not able to complete the distribution of the fiberscopes within this timeframe, or we do not have sufficient inventory of our existing line of fiberscopes during such period for warranties or purchases, our results of operations will be materially and adversely impacted until the complete 4000 Series line of fiberscopes are available for sale.

We may not have sufficient Pentax components available to us to satisfy our repair and warranty claims under our existing line of fiberscopes containing Pentax components.  Our inability to provide such parts could have a material and adverse effect on our financial condition and results of operations.  We will have to satisfy these obligations by attempting to obtain such parts or provide other acceptable alternatives in lieu of satisfying the warranty or repair obligations, which may result in significant expense or liability to us.  There can be no assurance that we will have the ability to satisfy these obligations in a manner that would not result in a material adverse effect to us.

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

In the industrial segment, borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from limited key suppliers with which we do not have long or short term contracts.  Our failure to obtain a sufficient quantity of such components on favorable terms could materially adversely affect our business.

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

a)	sell products that compete with our products in breach of their non-competition agreements with us;
b)	fail to adequately promote our products; or
c)	fail to provide proper service to our end-users.

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

Our failure to expand and maintain an effective sales force may materially and adversely affect our business, prospects and brand

During FY 09 we started building a direct sales force in North America. We have limited experience in managing a direct sales force and we cannot assure you that we will be able to build an effective direct sales force, maintain a smaller effective independent sales force or successfully develop our relationships with third-party, outside distributors. If we fail to do any one of those, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our sales force and distribution network is also likely to require an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

We expect gross margins to vary over time, and our level of product gross margins may not be sustainable

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

a)	introduction of new products, including the introduction of the videoscopes;
b)	our ability to reduce supply and production costs;
c)	increases in material or labor costs;
d)	changes in shipment volume;
e)	loss of cost savings due to changes in component pricing including the affect of foreign exchange rates for components purchased overseas;
f)	changes in distribution channels; and
g)	increased warranty costs.

Our costs could substantially increase if we experience a significant number of warranty claims

We provide 12-month product warranties against technical defects of our fiberscopes and videoscopes, and we offer a lifetime warranty for the LED light source on our videoscopes. Our product warranty requires us to repair defects arising from product design and production processes, and if necessary, replace defective components. Should we be required to make repairs of fiberscopes made with Pentax parts and we do not have such parts, it may result in significant expense of liability to us. Historically, we have received a limited number of warranty claims for our fiberscopes. The costs associated with our warranty claims have historically been relatively low. Thus, we generally do not accrue a significant liability contingency for potential warranty claims. As we only recently developed our videoscope line, we have limited historical data on potential warranty claims against videoscopes.

As of March 31, 2009, our warranty reserve was at 2.7% of our fiberscope revenue and 3.2% of our videoscope revenue, reflecting our expected future liability from fiberscopes and videoscopes warranty claims, based on our historical fiberscope warranty claims and limited historical videoscope warranty claims against videoscopes.

We believe that by using the historical data of our fiberscope product line, and the limited historical data of our videoscope product, our current warranty reserve is reasonable, and we believe that the fiberscope historical data and the limited historical videoscope data represents a reasonable basis for the videoscopes’ warranty reserve, although, since the videoscope is based on limited historical data, this amount may go up or down as we gain more experience with videoscope warranty claims.  We monitor the warranty data of our fiberscope and videoscope product lines on a quarterly basis, and update our warranty reserves accordingly.

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

We may not succeed in sustaining a market for our new videoscopes

Certain of our new line of videoscopes only recently received 510(k) clearance from the FDA. Going forward, the long-term success of our videoscope system depends on several factors, including:

a)	our ability to successfully promote product awareness of our videoscopes;
b)	our ability to manufacture products in a timely and cost effective fashion on acceptable terms;
c)	competitive pricing of our videoscopes and add-on components;
d)	our ability to develop new applications to expand our family of videoscopes;
e)	selecting effective distributors and direct sales force in North America;
f)	obtain additional regulatory approvals or clearances for new components or systems in a timely manner;
g)	the relative costs and benefits of procedures using our videoscope system as compared to other procedures; and
h)	the financial or other benefits gained by doctors that use our videoscopes with our EndoSheath disposables.

Existing videoscope technology is a well-established method for obtaining clinical diagnoses. As a result, our videoscopes are competing in a market in which there are already several established industry players. We cannot assure you that we will be able to successfully market or sell our videoscopes in the future. We also cannot assure you that our videoscopes or any future enhancements to our videoscopes will generate adequate revenue to offset our investments and costs in acquiring, developing or marketing our videoscopes. If there is insufficient demand for our videoscopes, our business, financial condition and results of operations would be materially adversely affected. In addition, any announcement of new products, services or enhancements by us or our competitors may cause our customers to cancel or postpone purchasing decisions for our existing products in anticipation of these new products, services or enhancements.

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

For example, current or potential customers may be unable to fund endoscope and EndoSheath disposable purchases, which could cause them to delay, decrease or cancel purchases of our products and services, or to not pay us or to delay paying us for previously purchased products. As a result, we may require more customers to purchase our products and services on a cash basis. In addition, any material adverse condition occurring with a supplier or distributor, including Medtronic, would have a material adverse affect on our business.

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

Our stock price is volatile, and you may not be able to sell your shares for a profit

The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

a)	actual or anticipated variations in operating results;
b)	conditions or trends in the medical device market;
c)	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors;
d)	technological innovations, new products or services;
e)	addition or departures of key personnel;
f)	sales of a large number of shares of our common stock;
g)	adverse litigation;
h)	unfavorable legislative or regulatory decisions;
i)	variations in interest rates;
j)	general market conditions;
k)	availability of components on acceptable terms;
l)	availability of distributor arrangements with Medtronic on favorable terms; and
m)	any of the other factors described in “Risk Factors”.

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

Rapid growth and a rapidly changing operating environment may strain our limited resources

Our growth strategy includes our efforts to build our brand, develop new products, increase market penetration of our new videoscopes and our newly developed line of fiber-based scopes to replace those manufactured with components supplied by Pentax. This growth strategy requires significant capital resources, and we may not generate an adequate return on our investment. Our growth may involve the acquisition of new technologies, businesses, products or services, or the creation of strategic alliances in areas in which we do not currently operate. This could require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. We may also experience difficulties integrating these acquired businesses, products or services into our existing business and operations. The success of our growth strategy also depends in part on our ability to utilize our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success of our growth strategy depends on a number of internal and external factors, such as:

a)	the growth of our addressable market for medical devices and supplies;
b)	the effectiveness of our new direct sales force in North America;
c)	our ability to simultaneously develop a new line of fiber-based scopes and expand our videoscope family;
d)	increase customer awareness and acceptance of our products;
e)	continued enhancement of our research and development capabilities;
f)	competition from other manufacturers of similar devices; and
g)	competition from other companies that offer these products.

We may not be able to implement our growth strategy successfully or manage our expansion effectively. Further, as we ramp up our manufacturing operations to accommodate our planned growth, we may encounter difficulties associated with increasing production scale, including shortages of qualified personnel to operate our equipment, assemble our products or manage manufacturing operations, as well as shortages of key raw materials or components for our products. In addition, we may also experience difficulties in producing sufficient quantities of products or in achieving desired product quality. If we are unable to successfully operate and manage our manufacturing operations to meet our needs, we may not be able to provide our customers with the quantity or quality of products they require in a timely manner. Any loss of customers may result in reduced product sale revenues and could have a material adverse effect on our business.

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

Reimbursement from third-party healthcare payers is uncertain because of factors beyond our control, and changes in third-party healthcare payers’ policies could adversely affect our sales growth

In the U.S. and other foreign countries, government-funded or private insurance programs, or third-party payers, pay a significant portion of the cost of a patient’s medical expenses. There is no uniform policy of reimbursement among all these payers. We believe that reimbursement is an important factor to the success of our product sales.

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

Competition in our industry is intense, and many of our competitors have greater resources than we do

The flexible endoscopes and related products we currently sell and develop face competition primarily from medical products companies such as Olympus, Pentax, Karl Storz and Stryker Corp. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for our products.

The principal competitors for our industrial products are Olympus, General Electric-Inspection Technologies and Karl Storz Industrial. Many of our competitors and potential competitors have far greater financial resources, research and development personnel, and manufacturing and marketing capabilities than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as to acquire new technologies or products that could effectively compete with our product lines. In addition, it is possible that other large healthcare companies may enter the flexible endoscope market in the future.

Our ability to compete effectively depends upon our ability to distinguish our Company and our products from our competitors and their products. Factors affecting our competitive position include:

a)	product performance design;
b)	ability to sell products tailored to meet the applications needs of clients and patients;
c)	quality of customer support;
d)	product pricing;
e)	product safety;
f)	sales, marketing, and distribution capabilities;
g)	success and timing of new product development and introductions; and
h)	intellectual property protection.

New product development in the medical device and supply industry is both costly and labor intensive and has a very low rate of successful commercialization

Our success will depend in part on our ability to enhance our existing products and technologies, through the development of alternate manufacturing lines for our fiberscopes, and to develop and acquire new products, such our videoscopes. The development process for medical technology is complex and uncertain, as well as time consuming and costly. Product development requires the accurate assessment of technological and market trends as well as precise technological execution. We cannot assure you that (i) our product or technology development will be successfully completed; (ii) necessary regulatory clearances or approvals will be granted by the FDA or other regulatory bodies as required on a timely basis, or at all; or (iii) any product or technology we develop can be commercialized or will achieve market acceptance.

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

Product quality problems could lead to reduced revenue, gross margins and net income

We produce highly complex videoscope products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with operations. There can be no guarantee that our Quality Assurance testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. Although the cost of such remediation has not been material in the past, there can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates

The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance and believe that our level of coverage is adequate, given our business, products, past sales levels, our anticipated sales levels for FY 10 and our claims experience. We evaluate annually the adequacy of the coverage of all our insurance policies and adjust our coverage accordingly. There can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

We sell our products in numerous international markets

Our operating results may suffer if we are unable to manage our international sales and marketing activities effectively. We sell some of our products in foreign countries, and we therefore are subject to risks associated with having international sales, such as:

a)	foreign certification and regulatory requirements;
b)	maintenance of agreements with competent distributors;
c)	import and export controls;
d)	currency exchange fluctuation; and
e)	political and economic instability.

Sales to customers outside of the U.S. were approximately $2,478 and $1,390 for FY 09 and FY 08 respectively, representing 19% and 14% of net sales, respectively.

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

Conditions in Israel affect our operations and may limit our ability to produce and sell our products

Currently we use several subcontractors in Israel to develop and produce some of our products, the most material of which are Applitec LTD., and Beckermus Technologies Ltd., for parts of our videoscopes.  Political, economic and military conditions in Israel have a direct influence on us because we use several subcontractors in Israel to develop and produce some of our products. Our operations could be adversely affected by current hostilities involving Israel and the Hamas, a U.S. State Department-designated foreign terrorist organization. Although the current hostilities in Israel have had no immediate and direct impact on us, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from our Israeli subcontractors to us.  We cannot assure you that ongoing hostilities related to Israel will not have a material adverse effect on our business or on our share price.

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

In addition, since some of the components of our manufacturing and research and development subcontractors are located in Israel, we could experience disruption of our manufacturing, and research and development activities due to terrorist attacks. If terrorist acts were to result in substantial damage to our sub-contractors facilities, our business activities would be disrupted, and our revenues would be severely impacted. Our business interruption insurance may not adequately compensate us for losses that may occur, and any losses or damages sustained by us could have a material adverse effect on our business.

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

Our industrial segment’s financial performance is substantially dependent on the conditions of the commercial aviation industry

The results of our industrial segment, which generated approximately 22% of our revenues in FY 09, are influenced by a number of external factors including the economic conditions, and are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature, and airlines’ financial performance can also be influenced by production and utilization of transport equipment.

The challenging operating environment currently faced by commercial airlines is expected to continue. As a result, capital spending by commercial airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, airline insolvencies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce both the demand for air travel and the aftermarket sales and margins of our aerospace businesses. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our aerospace businesses aftermarket sales and margins. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

Our common stock may be thinly traded, so you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock is thinly traded, meaning there has been a low volume of buyers and sellers of the shares. Although we continue to undertake efforts to develop our market recognition and support for our shares of common stock in the public market, the price and volume for our common stock cannot be assured. The number of persons interested in purchasing our common stock at or near ask prices at any given time, may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we capture the attention of these persons, they may be risk-averse and would be reluctant to follow company such as ours or purchase or recommend the purchase of our shares until such time as our share price and volume becomes more viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish. In addition, if our stock does not satisfy the NASDAQ minimum closing bid price requirement of $1 for a period of 30 consecutive business days, subject to any grace or cure period and subject to NASDAQ current suspension of this requirement, we may not continue to comply with NASDAQ market listing requirements.  If we no longer qualify, trading of our shares may be limited to OTC Bulletin Board.  This may further limit our trading volume because many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During FY 09 we moved into a new facility in Natick, which occupies approximately 10,000 square feet under a lease which expires in December 2012. Our Orangeburg facility occupies approximately 20,500 square feet, and our current lease expires in July 2015.

On April 12, 2009, we signed our fourth amendment (the amended lease) to extend our lease at 40 Ramland Road South, Orangeburg, NY (the Orangeburg facility). The amended lease is for a six year period. Rents range from $15.75 per month for the first two years of the lease term, to $16.75 per month in the final two years of the amended lease term. As part of the amended lease, we will add an additional 5,250 square feet for a total of 20,500 square feet. The amended lease term will commence upon substantial completion of the landlord's renovation of the location, a process we expect to be completed by August 2009. We will spend approximately $30 to cover the cost of the renovations and approximately $35 on new furniture. The balance of the renovations will be covered by the landlord.

On May 1, 2008, we had entered into a definitive lease agreement, with Ramland Realty Associates, L.L.C., for new premises, consisting of approximately 34,795 square feet at One Ramland Road, Orangeburg, New York. However, on December 31, 2008, we signed a Surrender and Acceptance Agreement with the landlord which cancelled the lease. We never occupied the facility and no payments were made or received in connection with the lease.

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

Item 3.  Legal Proceedings

As of March 31, 2009, we had no material legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties are subject.

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

We believe that the agreement reached with Pentax enables us to meet our estimated production requirements for fiberscopes until we complete the gradual launch of our next generation 4000 Series fiberscope family, which does not use any Pentax parts. Pentax does not supply any components used in any other products, including our 4000 Series fiberscopes and our videoscopes, and all products under development. However, there can be no assurance that we will not experience difficulties or delays in the future with other suppliers as we increase our manufacturing capacity.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since October 30, 1997, our common stock has been quoted on the NASDAQ Small Cap Market under the symbol VSCI. The following table sets forth the high and low sale prices for the common stock on the NASDAQ Small Cap Market, as reported by NASDAQ during the periods indicated:

Fiscal Year Ended
March 31, 2009	High	Low
1st Quarter	$6.08	$3.26
2nd Quarter	4.95	3.32
3rd Quarter	4.00	1.40
4th Quarter	1.76	0.75

Fiscal Year Ended
March 31, 2008	High	Low
1st Quarter	$1.45	$1.03
2nd Quarter	2.29	1.19
3rd Quarter	2.45	1.65
4th Quarter	4.34	1.95

Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of June 23, 2009 there were 36,854,001 outstanding shares of common stock held by 160 stockholders of record. We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under an Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2009:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(i)(ii)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a)(i)(ii)
Equity compensation plans approved by security holders	6,238,869	$1.49	2,193,571
Equity compensation plans not approved by security holders (iii)	—	—	—
Total	6,238,869	$1.49	2,193,571

i.
Does not reflect amounts available for future issuance upon exercise of options that may be granted after March 31, 2009, shares issuable under the 2000 and 2007 Stock Incentive Plans may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

ii.	Includes any shares of common stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003, and amended on August 28, 2008 (the Amended 2003 Plan).

iii.	All of our equity compensation plans have been approved by our stockholders.

Recent Sales of Unregistered Securities; Purchases of Equity Securities

Within the past three years we did not sell any securities that were not registered under the Securities Act, and there were no repurchases of registered equity securities during FY 09.

Item 6.  Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

We design, develop, manufacture and market products for endoscopy- the science of using an instrument, known as an endoscope—to provide minimally invasive access to areas not readily visible to the human eye.

As of November 1, 2008, in connection with the asset sale of our health services segment, we returned to operating in two reportable segments, medical and industrial, in which we operated from April 07 (FY 08) through September 30, 2007 (Q2 08). Between October 1, 2007 (Q3 08) and October 30, 2008 (Q4 09) we operated in three reportable segments, medical, industrial and health services. Our former health services segment was classified as discontinued operations, as described in more detail in “Notes to Consolidated Financial Statement, Note (10) Discontinued Operations and Asset Sale.”

Vision-Sciences primarily operates in the medical segment, while Machida primarily operates in the industrial segment. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

Our former health services segment consisted of our wholly-owned subsidiary BEST-DMS, which was established in October 2007. BEST-DMS was a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. In Q3 FY 09 we sold the assets of BEST-DMS, and the net assets were classified as discontinued operations as of December 31, 2008. As part of the asset sale agreement we changed the subsidiary name to VSI Services Inc. Please refer to “Notes to Consolidated Financial Statement, Note (10) Discontinued Operations and Asset Sale”.

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

Management believes that of its significant accounting policies, an understanding of the following critical accounting policies is important in obtaining an overall understanding of the consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services were rendered; (iii) the fee is fixed and determinable; (iv) collectability is reasonably assured; and (v) the fair value of undelivered elements, if any, exists. Determination of criterion (iv) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

Stock-based Compensation

We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ. In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

Compensation cost associated with stock options includes: (i) amortization related to the remaining unvested portion of all stock options outstanding at March 31, 2006, based on the fair value determined on the grant date in accordance with the original provisions of SFAS 123, and (ii) amortization related to all stock option awards granted subsequent to March 31, 2006, based upon the fair value estimated in accordance with SFAS 123R. We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services EITF 96-18. Options granted to non-employees consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.

We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards. In order to determine the estimated period of time that we expect employees, consultants and directors to hold their stock options, we have used historical rates based on two group classifications, (i) employees and consultants and (ii) outside directors. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

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

Results of Operations

Fiscal Year Ended March 31, 2009 Compared to the Fiscal Year Ended March 31, 2008 (FY 08 results were adjusted herein, reflecting discontinued operations of our former health services segment)

Net Sales

Net sales in FY 09 were $12,833, an increase of $3,221, or 34%, compared to net sales in FY 08 of $9,612. During the same period, sales in the medical segment increased by $3,113, or 45%, to $10,020, while sales of the industrial segment increased by $108, or 4% to $2,813, as compared to $2,705 in FY 08.

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market.

Sales by segment and by category in FY 09 and FY 08 were as follows:

Category	FY 09	FY 08	Difference	Percentage
ENT and TNE	$5,901	$5,291	$610	12%
Urology	2,274	633	1,641	259%
Repairs	819	374	445	119%
Peripherals and accessories	1,026	609	417	68%
Total Medical	$10,020	$6,907	$3,113	45%
Borescopes	1,961	1,884	77	4%
Repairs	852	821	31	4%
Total Industrial	$2,813	$2,705	$108	4%
Total Sales	$12,833	$9,612	$3,221	34%

Medical Segment

Medical Segment - ENT and TNE Markets

Sales to the ENT and TNE market include both our ENT and TNE endoscopes, peripherals and EndoSheath disposables for the domestic and international markets, as follows:

ENT/TNE Market	FY 09	FY 08	Difference	Percentage
Domestic	$5,829	$5,059	$770	15%
International	72	232	(160)	-69%
Total ENT/TNE	$5,901	$5,291	$610	12%

Overall ENT/TNE sales in FY 09 increased by $610, or 12%, to $5,901. Our FY 09 domestic ENT/TNE sales increased by $770, or 15%, to $5,829, primarily due to increased sales through our exclusive ENT distributor, Medtronic. During the same period, our international sales were reduced by $160, or 69%, to $72. It should be noted that although Medtronic distributes our ENT endoscopes internationally, we ship all ENT products to Medtronic in the U.S., thus counting these sales as domestic sales. The $72 in international sales reflects ENT and TNE sales through our own distributors to non-ENT physicians.

We further delineate the products sold to the domestic and international markets, as follows:

Domestic

Products	FY 09	FY 08	Difference	Percentage
Slide-On EndoSheaths	$248	$2,487	$(2,239)	-90%
Endoscopes	5,581	2,572	3,009	117%
Total Domestic ENT/TNE	$5,829	$5,059	$770	15%

Overall ENT/TNE domestic sales in FY 09 were $5,829, an increase of $770, or 15%. Our FY 09 domestic EndoSheath disposable sales decreased by $2,239, or 90%, to $248, due to the sale of our ENT sheath business to Medtronic. Our ENT/TNE endoscope domestic sales increased by $3,009, or 117%, primarily as a result of increased orders from Medtronic.

International

Products	FY 09	FY 08	Difference	Percentage
Slide-On EndoSheaths	$6	$232	$(226)	-97%
Endoscopes	66	0	66	100%
Total International ENT/TNE	$72	$232	$(160)	-69%

Overall ENT/TNE international sales in FY 09 were $72, a 69% decline from FY 08. Our FY 09 international EndoSheath disposable sales decrease of $226, or 97%, is primarily due to the sale of our ENT EndoSheath technology business to Medtronic. The $66 increase in ENT/TNE international endoscope sales over FY 08 reflects ENT and TNE endoscopes sales through our own distributors to non-ENT physicians.

Medical Segment - Urology Market

Sales to the urology market include urology endoscopes, peripherals and EndoSheath disposables for the domestic and international markets, as follows:

Urology Market	FY 09	FY 08	Difference	Percentage
Domestic	$1,002	$183	$819	448%
International	1,272	450	822	183%
Total	$2,274	$633	$1,641	259%

Overall urology sales in FY 09 were $2,274, an increase of $1,641, or 259%, over FY 08. Domestic sales increased by $819, or 448%, and international sales increased by $822, or 183%. The increase in sales is a result of the introduction of our urology videoscope line in late Q1 09, and continuing sales of our urology fiberscope line.

We further delineate the urology products sold to the domestic and international markets, as follows:

Domestic

Products	FY 09	FY 08	Difference	Percentage
Slide-On EndoSheaths	$414	$35	$379	1083%
Endoscopes	588	148	440	297%
Total Domestic Urology	$1,002	$183	$819	448%

Our overall urology domestic sales in FY 09 increased by $819, or 448%, to $1,002. Our FY 09 domestic EndoSheath disposable sales increase of $379, or 1,083%, over FY 08 is due to increasing urology procedures performed using our video and fiberscopes EndoSheath disposables. Our FY 09 domestic endoscope sales increase of $440, or 297%, over FY 08 is due to the introduction of our urology videoscope in late Q1 09, and continuing sales of our urology fiberscope line.

International

Products	FY 09	FY 08	Difference	Percentage
Slide-On EndoSheaths	$540	$84	$456	543%
Endoscopes	732	366	366	100%
Total International Urology	$1,272	$450	$822	183%

Our overall international urology sales in FY 09 increased by $822, or 183%, to $1,272 over FY 08. Our FY 09 international EndoSheath disposable sales increase of $456, or 543%, is due to increasing urology procedures performed using our video and fiberscopes. Our FY 09 international endoscope sales increase of $366, or 100%, over FY 08 is due to the introduction of our urology videoscope in late Q1 09, and continuing sales of our urology fiberscope line.

Medical Segment - Repairs

Our repairs business grew to $819 in FY 09 from $374 in FY 08, representing a 119% increase. The increase in repairs income is due to additional endoscopes being sold over the past several years.

Medical Segment—Peripherals and Accessories

Our FY 09 peripheral and accessories sales were $1,026, as compared to $609 in FY 08, an increase of 68%. The increase reflects the additional endoscope sales during FY 09, which increased demand for our peripherals and accessories.

Industrial Segment

Total sales of industrial products in FY 09 of $2,813, increased by $108, or 4% over FY 08. Sales of borescopes increased by $77, or 4%, to $1,961 in FY 09 from $1,884 in FY 08. Repair revenue increased by $31, or 4%, to $852 in FY 09 from $821 in FY 08. This segment’s products are mature, and therefore we expect future sales to remain relatively flat.

Gross Profit

Our gross profit in FY 09 was $2,377, representing an increase of $1,092, or 85%, from a gross profit of $1,285 in FY 08.

Gross Profit	FY 09	FY 08	Difference	Percentage
Medical	$1,321	$982	$339	35%
As Percentage of Sales	13%	14%	-1%	-
Industrial	1,056	303	753	249%
As Percentage of Sales	38%	11%	27%	-
Total Gross Profit	$2,377	$1,285	$1,092	85%
As Percentage of Sales	19%	13%	6%

The gross profit increase in FY 09 reflects higher sales price and higher cost of goods sold (COGS) for our videoscope systems. FY 09 gross profit in the medical segment and the industrial segment was $1,321 and $1,056, respectively, representing 13% and 38% of sales, respectively. In FY 08, gross profit in the medical segment and the industrial segment was $982 and $303, respectively, representing 14% and 11%, respectively.

Gross profit as a percent of sales in FY 09 was 19%, versus 13% in FY 08. The increase is attributable to higher priced product mix. Whereas in FY 08 we sold only fiberscopes, in FY 09 we sold videoscope systems with much higher average sales price than the fiberscopes.

Operating Expenses

Our total operating expenses of $15,099 increased by $3,149, or 26%, from FY 08. SG&A expenditure increased by $2,377, or 30%, and R&D expenditure increased by $1,390, or 40%. A restructuring charge of $660 from FY 08 was reversed to a credit of $98 in FY 09, as explained in “(iv) Restructuring charge”, below. Additionally, we lost $140 on disposal of fixed assets.

Operating expenses, by segment, were as follows:

Operating Expenses	FY 09	FY 08	Difference	Percentage
SG&A
Medical	$8,973	$7,218	$1,755	24%
Industrial	1,253	631	622	99%
Total SG&A	10,226	7,849	2,377	30%
R&D Medical	4,831	3,441	1,390	40%
Sub-Total Operating Expenses	15,057	11,290	3,767	33%
Restructuring charge	(98)	660	(758)	-115%
Loss on disposal of fixed assets	140	-	140	100%
Total Operating Expenses	$15,099	$11,950	$3,149	26%

1.  SG&A – medical segment:

In the medical segment, the increase in SG&A expenses of $1,755, or 24%, in FY 09 compared to FY 08, was due primarily to increases in the following expense categories:

a)	Sales and marketing:

Sales and marketing expenses increased by approximately $1,028, mainly due to the following expense categories:

i.
As part of our effort to expand our market penetration and introduce our new line of videoscopes, we added additional direct sales and support staff, increasing our expenses by $430. Additionally, our commission expenses increased by $92 over FY 08;

ii.	In order to introduce our new line of videoscope equipment, we have attended more trade shows, and used more demo equipment and samples, adding an additional $381 over prior year; and
iii.	In order to support increased sales volume, we have expanded our customer service department, adding an additional $102 to our salary and benefits expenses.

b)	Corporate administration:

Corporate expenses have increased by approximately $725 over prior year. In order to build a strong operations infrastructure to support our expected accelerated growth, we incurred these additional expenses in FY 09 as compared to FY 08:

i.	$436 in additional compensation expenditure, primarily due to additional staff and an additional $218 in non-cash stock based compensation expense;
ii.	$130 in travel and entertainment expenses primarily related to new business development;
iii.
$111 of architectural and engineering expenses related to the consolidation of our Natick and Orangeburg facilities, which was cancelled in Q2 09 (for more information, please refer to “(iv) Restructuring Charge” below); and

iv.	Our senior management did not receive any bonus payments in FY 09, and we have reversed $170 of accrued management bonuses, partially offsetting the above corporate expenses.

2.  SG&A – industrial segment:

In our industrial segment, the increase in SG&A costs of $622, or 99%, was primarily due to:

a)	An allowance for tax related matters of $325, and an allowance for bad debt of $20;
b)	An increase in sales and marketing expenses of approximately $180, primarily due to additional trade shows attendance, increased advertising, and higher cost of travel and shipping expenses; and
c)	$40 in non-cash stock compensation expenses.

3.  R&D

R&D expenses increased in the medical segment by approximately $1,390, or 40%. The increase is attributed mainly to:

a)	Salary and non-cash stock compensation expense of $600, due to additional personnel hired to develop our new lines of videoscope, fiberscope and the EndoSheath technology products;
b)	Expenses related to videoscope development of $380;
c)	$200 for a feasibility study on potential new product; and
d)	$105 in expenses related to our new fiberscope line, the 4000 Series, and other products under development.

In the industrial segment there were no material R&D expenses.

4.  Restructuring charge:

During FY 08 our Board of Directors (our Board) decided to consolidate our Natick facility and our Orangeburg facility under one roof, in a new location at One Ramland Road, Orangeburg, NY (One Ramland). Because of a disagreement with the landlord of the proposed new facility regarding increased costs to us of renovations relating to our move, there was a delay with the landlord’s renovation of the location, a process initially expected to be completed by December 2008. On December 31, 2008 we signed a Surrender and Acceptance Agreement with the landlord, which cancelled the lease. We never occupied the facility and no payments were made or received in connection with the lease.

We also re-evaluated our plans to close down our Natick facility and decided that in order to protect our EndoSheath technology business we would remain in Natick. In order to reduce costs, however, we reduced our Natick staff by approximately 50%.  These staff reductions were effective November 17, 2008, and we have extended our lease with the Natick facility landlord to December 31, 2012.

In Q4 08, based on SFAS 146, we recognized a liability of $660 for anticipated costs associated with closing our Natick facility and moving the production of our EndoSheath technology products to One Ramland. Since we did not consolidate our facilities, we used a part of the restructuring charge for severance cost of staff reduction in our Natick facility, and we reversed the remaining balance of the restructuring charge, as reflected by a credit of $98.

5.  Loss on disposal of fixed assets:

During FY 09 we performed a physical count of our fixed assets, and adjusted our fixed assets records by $140 to account for the difference between our records and the physical count.

Other Income/(Expense)

In FY 09, our Other Income was $5,318, as compared to $1,542 in FY 08.

Other Income/(Expense)	FY 09	FY 08	Difference	Percentage
Interest income	$312	$1,021	$(709)	-69%
Interest expense	(16)	(9)	(7)	-78%
Other income (expense), net	36	95	(59)	-62%
Gain on sale of product line, net of direct costs	4,986	1,435	3,551	247%
Loss on investments	-	(1,000)	1,000	100%
Total Other Income/(Expense), Net	$5,318	$1,542	$3,776	245%

Following is a detailed explanation of other income/(expense), by category:

1.  Interest Income:

        FY 09 interest income decreased from $1,021 to $312, or 69%, primarily due to lower cash and short term investment balance.

2.  Interest Expense:

Interest expense of $16 in FY 09 increased from $9 in FY 08 due to additional office equipment leases signed during FY 09.

3.  Other Income/(Expense):

In FY 09 we booked an additional income of $36 versus $95 in FY 08. The $36 was derived from accounts receivable late fees, versus $23 of late fees income in FY 08. The balance of the FY 08 income, $72, was related to property insurance claim.

4.  Gain on sale of product line, net of direct costs:

In March of 2007, we completed the sale to Medtronic of certain assets with respect to our ENT EndoSheath technology business. As part of the transaction, we granted to Medtronic an exclusive, royalty-free worldwide license to certain of our intellectual property, for use in making and selling EndoSheath technology products solely within the field of ENT. Additionally, as part of the transaction and under a separate transition agreement, we transferred our ENT production lines for the ENT EndoSheath disposables from our Natick facility to a Medtronic facility in Jacksonville, FL. Medtronic distributes, markets and sells our ENT endoscope products worldwide, on a co-branded basis, through Medtronic’s dedicated sales force.

Under the terms of the agreement, Medtronic paid us $34,000 as follows:

•	$27,000 at the closing;
•
$3,000 in the quarter ending June 30, 2008, representing the portion of the purchase price that was held back at closing for potential indemnification claims and to ensure that we complied with our obligations under the agreement with Medtronic;

•	$4,000 relating to the transition agreement in several installments, based on agreed upon milestones.

The table below summarizes the payment stream since the closing of the transaction.

	10K	10K	10K	Total
	FY 07	FY 08	FY 09	Transaction
Revenues - Asset Purchase Agrmt.	$27,000	$-	$3,000	$30,000
Revenues - Transition Agrmt.	-	1,750	2,250	4,000
Expenses	(903)	(315)	(264)	(1,482)
Gain on Sale of Product Line	$26,097	$1,435	$4,986	$32,518

All payments under this agreement are now complete. The payments were offset by certain expenses related to the transaction, as follows:

•
During our fiscal year ended March 31, 2007 (FY 07), upon receipt at the closing of $27,000, we recognized a net gain of $26,097 from the transaction. This gain reflects the initial payment of $27,000 received at the closing, less the net book value of the assets sold to Medtronic. The effect of this was to reduce our basis in the assets sold to Medtronic to zero;

•
Total payments of $1,750 received during FY 08, were offset by $315 of expenses, primarily relating to the cost of a new production machine which we purchased and sold to Medtronic,  and travel expenses related to the transition agreement, for a net gain of $1,435; and

•
Total payments of $5,250 received during the first two quarters of FY 09, which were offset by $264 of legal, travel and other transition expenses related to the transition agreement, for a net gain of $4,986.

Overall, in the past three fiscal years we booked a net gain of $32,518 out of total payments of $34,000.

5.  Loss on Equity Investments:

In April 2007, we executed a definitive investment agreement under which we acquired a strategic interest in Minos Medical, Inc. (Minos). Minos is a privately held California-based development-stage medical device company concentrating in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). We invested $1,000 in cash and agreed to expend $165 in development costs. Our investment amounted to 30% of the outstanding shares of Minos, and we accounted for this transaction on our balance sheet as an equity investment.

During FY 08, we wrote off our entire investment of $1,000 due to liquidity issues at Minos. The $165 in development costs was never incurred. In September 2008, a new investor proposed to make an additional investment in Minos, conditioned on our waiving certain rights. Minos repurchased our 30% equity interest via a one year interest-bearing convertible note (the Note).  The Note will automatically convert into a new class of junior preferred Minos stock at our original purchase price if the Note is not repaid by September 2009. No value has been attributable to this Note since collectability is uncertain.  In addition, Minos waived our agreement to invest $165 in development costs as described above. In exchange, we agreed to terminate our shareholder and registration rights agreements, and gave up our board seat, but retained a board observer right.

Net (Loss) Income

Our FY 09 net loss was $8,225, versus $9,343 in FY 08, a reduction of $1,118, or 12%. In FY 09, net loss before discontinued operations was $7,404 versus a net loss of $9,123 in FY 08, a reduction of $1,719, or 19%.

Net Loss/(Income):	FY 09	FY 08	Difference	Percentage
Loss before provision for income taxes	$(7,404)	$(9,123)	$1,719	19%
Provision for income taxes	21	-	21	100%
Loss before discontinued operations	(7,425)	(9,123)	1,698	19%
Loss from discontinued operations, net	(800)	(220)	(580)	-264%
Net Loss	$(8,225)	$(9,343)	$1,118	12%

The reduced net loss in FY 09 is primarily due to (i) higher gross profit income of $1,092; (ii) additional gain on sale of a product line, reflecting an additional income of $3,551 received from Medtronic; and (iii) additional other income of $225 in FY 09 versus FY 08. The additional income was offset by (i) higher operating expenses of $3,384; (ii) additional $580 in losses from discontinued operations; and (iii) additional provision for income taxes of $21 in FY 09 versus FY 08.

Below are summarized operating results of discontinued opeartions, as follows:

	March 31,
Description	2009	2008	Difference	Percentage
Revenue	$583	$337	$246	73%
Gross margin	$100	$108	$(8)	-7%
Loss from discontinued operations
(net of taxes of zero)	$(800)	$(220)	$(580)	-264%

Loss from discontinued operations was $800 in FY 09, an increase of $580 from FY 08. This loss reflects the increased losses of our former health services segment, which was discontinued and sold in October 2008. Please refer to “Notes to Consolidated Financial Statement, Note (10) Discontinued Operations and Asset Sale”.

Income Tax Expense

We recorded income tax expense of $21 in FY 09 compared to none in FY 08.

We recorded a valuation allowance equal to our net deferred tax asset due to its assessment that it would be more likely than not, that realization of the benefit of this asset will not occur. The uncertainty is due to current and projected net losses.

As indicated in the chart below, during FY 09 the valuation allowance increased from $16,228 to $19,598, an increase of $3,370, primarily due to the net operating losses in the current fiscal year.

	March 31,
	2009	2008
Net operating loss carry-forwards	$15,941	$13,082
Nondeductible reserves	164	301
Tax credit carry-forwards	828	285
Stock based compensation	1,677	1,605
Depreciation and amortization	396	374
Restructuring	-	231
Loss in equity investment	350	350
Other reserves and accruals	242	-
Gross deferred tax asset	19,598	16,228
Less—Valuation allowance	(19,598)	(16,228)
Net deferred tax asset	$-	$-

On March 31, 2009, we had operating loss carry-forwards available to offset future federal taxable income of approximately $45,545. These operating loss carry-forwards expire at various dates through 2028, commencing in 2010. On March 31, 2009, we had tax credit carry-forwards available to offset future federal taxable income of approximately $828. The federal alternative minimum tax credit of $412 does not expire. The balance of our tax credits may expire beginning in 2010 through 2028.

On April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

Liquidity and Capital Resources

During FY 09 we purchased $20,799 and sold $20,928 of short term investments for a net investment of $129. Net cash used in operating activities of $14,720 includes:

a)	a net loss of $8,225;
b)	an increase in gain on sale of product line of $4,986, reflecting net final payments from the sale of our ENT EndoSheath technology product line to Medtronic;
c)	an increase in inventory of $1,465, mainly for parts related to the new videoscope production and the newly developed 4000 Series fiberscope line;
d)	an increase in accounts receivables of $726 due to higher sales volume; and
e)	a decrease in accounts payable and accrued expenses of $1,222

The above operating activities were offset by:

a)	a non-cash stock compensation expense of $966;
b)	a non-cash depreciation expense of $471; and
c)	an increase in pre-paid and other assets of $341.

At March 31, 2009, our cash and cash equivalents from continued operations decreased from $10,641 to $1,975, a reduction of $8,666 (includes $8 of discontinued operations utilization), and our short term investments decreased by $114, reflecting use of cash to finance our operations.

At March 31, 2009, our principal source of liquidity was working capital of approximately $14,586, including $9,923 in cash and short term investments.

On January 18, 2008, we entered into a $10,000 revolving line of credit agreement with Merrill Lynch Bank USA (the Bank), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the Loan Agreement). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.25%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time to time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce, Fenner & Smith Incorporated. As of March 31, 2009 $6,107 was available to be borrowed.  Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts. As of March 31, 2009, we have not requested any advances under the Loan Agreement.

We have incurred losses since our inception, and losses are expected to continue through at least FY 10. We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, and payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business. We believe that our cash and cash equivalents on-hand will be sufficient to fund our working capital, capital expenditures, future operating losses for the next twelve months. We are currently evaluating financing and cost cutting options. Should such options not be available on acceptable terms, it will have a material adverse impact on our financial condition.

Days Sales Outstanding (DSO)

At March 31, 2009, our DSO (an analysis which provides general information about the number of days, on average, that customers take to pay invoices) was 39 days, a decrease of three days from our DSO of 42 days at March 31, 2008. Our medical segment DSO was 44 days, same as at March 31, 2008. Our industrial segment DSO was 21 days as compared to 36 days at March 31, 2008. The overall reduction in DSO is due to our tightening of payment terms, requiring some customers to pre-pay for their orders.

The primary composition of our customers in the medical and industrial segments includes Medtronic, Pratt & Whitney, Alcoa Howmet and our network of domestic and international distributors. We have good relations with these customers and our distributors, and expect our collection experience will remain approximately the same in FY 10 as in FY 09.

Overall, our accounts receivable net balance on March 31, 2009 was $1,818 versus $975 on March 31, 2008, an increase of $843. Over the same period, our allowance for doubtful accounts increased from $152 to $283, mainly due to several foreign customers’ accounts. We will continue to monitor our receivables and will adjust the allowance for doubtful accounts accordingly.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 (SFAS 161), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which for our company would be financial statements for the fourth quarter and fiscal year ended 3/31/09), with early adoption encouraged. We currently do not have any such derivative instruments and hedging activities that would have an impact on our financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—A Replacement of FASB Statement No. 141. This statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement was adopted on January 1, 2009 and is effective prospectively, except for certain retrospective adjustments to deferred income tax balances. We currently do not have any ongoing business combinations, and therefore the adoption of this statement does not have any impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 Fair Value Measurements (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 is effective for years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material effect on the Company’s financial position and results of operations.  The FASB voted to delay the required adoption of SFAS 157 for certain non-financial assets and liabilities for one year.  The Company does not anticipate that the adoption of SFAS 157 relating to non-financial assets and liabilities in 2010 to have a material impact on its financial statements.

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

We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles. Under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of March 31, 2009 covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information

Our exclusive distribution agreement with Medtronic has expired and we are currently negotiating a new agreement with them. During the negotiation period, Medtronic has continued to market our ENT and TNE products sold to the ENT market, and to purchase those products from us on terms acceptable to us and on terms substantially similar to those in effect under our agreement with them. There can be no assurance that we will be able to renew the agreement on satisfactory terms.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of our Company

Ron Hadani, age 52, has been our President and Chief Executive Officer since February 2003. He is also the Chief Executive Officer and a director of Machida (since 2003) and of VSI Services Inc., the successor company to BEST-DMS Inc.  (since October 2007). From 2001 to February 1, 2003, Mr. Hadani was a self-employed consultant, working in various capacities with early stage companies in the U.S. and Israel. From 1999-2001, he served as President of Kontron Medical, LLC. From 1997-1999 he served as Divisional Vice President of U.S. Surgical, a division of Tyco International, Ltd., following the sale of his company Ultrasound Technologies to U.S. Surgical.

Katherine L. Wolf, age 42, Chief Financial Officer and Executive Vice President, Corporate Development joined us in September 2008. From 2005-2008, Ms. Wolf was a Managing Director at HSBC Securities in its investment banking division, where she was a member of the firm’s Health Care Group and ran the investment banking MedTech effort. Prior to HSBC, she worked at Bear, Stearns & Co. from 2000-2005 in the Health Care Group, rising to the level of Managing Director.  Ms. Wolf holds an M.B.A. from Harvard Business School and a B.A. from Williams College.

Mark S. Landman, age 54, has served as Vice President and General Manager of our Natick facility since 2007, and as Vice President of the medical segment since July 1999. Mr. Landman joined us from Boston Scientific in January 1991, and served in a variety of roles in product development, project management, manufacturing engineering and material control from that date to July 1999.

Jitendra Patel, age 55, is Vice President, Sales and Marketing of Machida Inc. (our industrial segment), a wholly-owned subsidiary of Vision Sciences, since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that segment.

Officers are elected on an annual basis and serve at the discretion of the Board.

Other information required by this Item 10 will appear under the headings Proposal 1: Election of Directors Board Structure, Committee of the Board and Meetings and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the 2009 Proxy Statement), which will be filed no later than 120 days after the close of our fiscal year ended March 31, 2009, and which sections are incorporated herein by reference.

We have adopted a Code of Ethics applicable to our directors, officers and employees and those of our subsidiaries, including our principal executive officer, the principal financial officer, principal accounting officer, the controller, and other officers of the Company or our subsidiaries. We require all employees, including our senior officers, to read and to adhere to the Code of Ethics in discharging their work-related responsibilities. Our compliance and ethics program involves the administration of, training regarding and enforcement of the Code of Ethics and is under the direction of our Chief Financial Officer. Employees are expected to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. Our Code of Conduct, as amended, is posted on our website under Corporate Governance in the Investors tab, at http://ir.visionsciences.com/governance.cfm, and we intend to disclose any future amendments to or waivers granted to our executive officers from a provision to the Code of Conduct on our website.

Item 11.  Executive Compensation

The information required by this Item will appear under the headings Proposal 1: Election of Directors-Board Compensation, Executive Compensation and Compensation Committee Report in the 2009 Proxy Statement which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear under the heading Stock Ownership of Certain Beneficial Owners and Management in the 2009 Proxy Statement, which section is incorporated herein by reference, and in Part II hereof under the caption Securities Authorized for Issuance Under Equity Compensation Plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item will appear under the headings Proposal 1: Election of Directors, and Proposal 1: Election of Directors-Board Structure, Committees and Meetings and Certain Relationships and Related Transactions in the 2009 Proxy Statement, which sections are incorporated herein by reference, and in Part II hereof under the caption Market for Registrant’s Common Stock, Related Stockholder Matters and Purchases of Securities.

Item 14.  Principal Accountants Fees and Services

The information required in this Item will appear under the heading Audit Fees and Services in the 2009 Proxy Statement which section is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Index to Consolidated Financial Statements.

(a)	1. Financial Statements. The following financial statements and schedules of Vision-Sciences, Inc. are included
Appendix A of this Report:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets—March 31, 2009 and 2008	F-2

	Consolidated Statements of Operations—For the years ended March 31, 2009 and 2008	F-3

	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2009 and 2008	F-4

	Consolidated Statements of Cash Flows—For the years ended March 31, 2009 and 2008	F-5

	Notes to Consolidated Financial Statements	F-6

(a)	2. Financial Statements Schedules: S-X schedules do not apply to smaller reporting company

(a)	3. Exhibits. The exhibits are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.

Date: June 29, 2009	By:	/s/ Ron Hadani
Ron Hadani President, Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Hadani and Katherine L. Wolf, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Ron Hadani Ron Hadani	President and CEO (Principal Executive Officer), Director	June 29, 2009

/s/ Katherine L. Wolf Katherine L. Wolf	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2009

/s/ Lewis C. Pell Lewis C. Pell	Chairman of the Board of Directors	June 29 , 2009

/s/ Katsumi Oneda Katsumi Oneda	Director	June 29, 2009

/s/ David W. Anderson David W. Anderson	Director	June 29, 2009

/s/ Kenneth Anstey Kenneth Anstey	Director	June 29, 2009

/s/ Warren L. Bielke Warren L. Bielke	Director	June 29, 2009

/s/ John J. Rydzewski John J. Rydzewski	Director	June 29, 2009

APPENDIX A

Vision-Sciences, Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2009 and 2008
and For the Years Then Ended

Together with Report of Independent Registered
Public Accounting Firm

VISION-SCIENCES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vision-Sciences, Inc.
Orangeburg, New York

We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Vision-Sciences, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Valhalla, New York
June 24, 2009

Vision-Sciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands except per share amounts)

	March 31,
	2009	2008*
ASSETS
Current assets:
Cash and cash equivalents	$1,975	$10,641
Short term investments	7,948	8,062
Accounts receivable, net of allowance for doubtful accounts of $283
and $152, respectively	1,818	975
Inventories, net	5,486	4,021
Prepaid expenses and deposits	397	442
Current assets of discontinued operations	9	135
Total current assets	17,633	24,276

Property and equipment, at cost:
Machinery and equipment	3,069	4,936
Furniture and fixtures	132	391
Leasehold improvements	163	595
	3,364	5,922
Property and equipment of discontinued operations	-	138
Less—Accumulated depreciation and amortization	1,576	4,260
Less - Accumulated depreciation and amortization of discontinued operations	-	23
Total property and equipment, net	1,788	1,777
Other assets, net of accumulated amortization of $76 and $72,
respectively	65	69
Other assets of discontinued operations	-	295
Total assets	$19,486	$26,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$61	$57
Accounts payable	1,014	1,769
Accrued expenses	1,966	2,416
Current liabilities of discontinued operations	6	23
Total current liabilities	3,047	4,265
Capital lease obligations, net of current portion	28	81
Total liabilities	3,075	4,346

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value—
Authorized—5,000 shares
issued and outstanding—none	-	-
Common stock, $.01 par value—
Authorized—50,000 shares
issued and outstanding—36,818 shares and 35,648
shares at March 31, 2009 and March 31, 2008, respectively	368	356
Additional paid-in capital	80,031	77,478
Accumulated deficit	(63,988)	(55,763)
Total stockholders’ equity	16,411	22,071
Total liabilities and stockholders’ equity	$19,486	$26,417

*	Fiscal 2008 results were adjusted, reflecting discontinued operations of our health services segment

The accompanying notes are an integral part of these consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries
Consolidated Statements of Operations
for Fiscal Years Ended March 31, 2009 and 2008
(In thousands except per share)

	2009	2008*

Net sales	$12,833	$9,612
Cost of sales	10,456	8,327
Gross profit	2,377	1,285

Selling, general and administrative expenses	10,226	7,849
Research and development expense	4,831	3,441
Restructuring charge (credit)	(98)	660
Loss on disposal of fixed assets	140	-
Loss from operations	(12,722)	(10,665)

Interest income	312	1,021
Interest expense	(16)	(9)
Other income (expense), net	36	95
Gain on sale of product line, net of direct costs	4,986	1,435
Loss on equity investment	-	(1,000)
Loss before provision for income taxes	(7,404)	(9,123)
Provision for income taxes	21	-
Loss before discontinued operations	(7,425)	(9,123)
Loss from discontinued operations, including loss on disposal of BEST-DMS in FY09 of $235	(800)	(220)
Net Loss	$(8,225)	$(9,343)

Basic and diluted loss per common share:
From continued operations	$(0.22)	$(0.26)
Fron discontinued operations	(0.02)	(0.01)
Net loss basic and diluted
per common share	$(0.24)	$(0.27)
Shares used in computing net loss
per common share	36,817,941	35,286,184

*	Fiscal 2008 results were adjusted, reflecting discontinued operations of our health services segment

The accompanying notes are an integral part of these consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for Fiscal Years Ended March 31, 2009 and 2008
(In thousands)

	Preferred Stock		Common Stock		Additional		Total
	Number	$0.01	Number	$0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Equity
Balance, March 31, 2007	-	$-	35,244	$352	$76,484	$(46,420)	$30,416
Exercise of stock options	-	-	404	4	525	-	529
Stock based compensation
expense	-	-	-	-	469	-	469
Net loss	-	-	-	-	-	(9,343)	(9,343)
Balance, March 31, 2008	-	-	35,648	356	77,478	(55,763)	22,071
Exercise of stock options	-	-	1,170	12	1,587	-	1,599
Stock based compensation
expense	-	-	-	-	966	-	966
Net loss	-	-	-	-	-	(8,225)	(8,225)
Balance, March 31, 2009	-	$-	36,818	$368	$80,031	$(63,988)	$16,411

The accompanying notes are an integral part of these consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for Fiscal Years Ended March 31, 2009 and 2008
(In thousands except per share)

	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(8,225)	$(9,343)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	471	255
Loss on disposal of fixed assets	140	-
Gain on sale of product line	(4,986)	(1,435)
Loss in equity investment	-	1,000
Stock-based compensation	966	469
Changes in assets and liabilities:
Accrued interest receivable	(14)
Accounts receivable	(726)	138
Inventories	(1,465)	(1,918)
Prepaid expenses and deposits	50	(345)
Other assets	291	-
Accounts payable	(755)	1,178
Accrued expenses	(467)	996
Income taxes payable	-	(549)
Net cash used in operating activities	(14,720)	(9,554)
Cash flows from investing activities:
Purchase of short term investments	(20,799)	(47,122)
Sale of short term investments	20,928	39,059
Purchase of property and equipment	(617)	(1,332)
Net proceeds from sale of product line	4,986	1,435
Purchase of equity investment	-	(1,000)
Advance payment for acquisition	-	(450)
Net cash provided by (used in) investing activities	4,498	(9,410)
Cash flows from financing activities:
Payments on capital leases	(49)	134
Exercise of stock options	1,599	529
Net cash provided by financing activities	1,550	663
Net decrease in cash and cash equivalents	(8,672)	(18,301)
Cash and cash equivalents from continuing operations, beginning period	$10,641	$28,956
Cash and cash equivalents from discontinued operations, beginning of period	$14	$-
Cash and cash equivalents from discontinued operations, end of period	$8	$14
Cash and cash equivalents from continued operations, end of period	$1,975	$10,641

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16	$9

Cash paid during the period for income taxes	$21	$-

Supplemental disclosure of non-cash financing activities:
Capital leases entered into for equipment purchases	$-	$184

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in the notes except for share and per-share data are reported in ($000’s), unless otherwise indicated. FY 08 results were adjusted, reflecting discontinued operations of our former health services segment

 (1) Operations and Significant Accounting Policies

The consolidated financial statements include the accounts of Vision-Sciences, Inc. (Vision-Sciences, we or the Company), a Delaware corporation, and its wholly-owned subsidiaries.

We design, develop, manufacture and market products for endoscopy - the science of using an instrument, known as an endoscope - to provide minimally invasive access to areas not readily visible to the human eye.

Vision-Sciences was incorporated in Delaware, and is the successor to operations originally begun in 1987. In December 1990, Machida Incorporated (Machida) became our wholly owned subsidiary. Another Vision-Sciences subsidiary, Vision Sciences Ltd., an Israeli corporation, has been inactive since the fiscal year ended March 31, 2002.

Vision-Sciences primarily operates in the medical segment, while Machida primarily operates in the industrial segment. In October, 2007 we purchased the assets of BEST Dysphagia Management Services, Inc., a Florida based speech pathology company, via our wholly-owned subsidiary BEST DMS Inc. (BEST-DMS). BEST-DMS was our health services segment. In October 2008 we sold the assets of BEST-DMS, and as part of the asset sale agreement changed the subsidiary name to VSI Services Inc. Please refer to “Notes to Consolidated Financial Statement, Note (10) Discontinued Operations and Asset Sale”.

Vision-Sciences’ fiscal year-end is on March 31 of each year, and is referred to here as Fiscal 2009 (FY 09) and Fiscal 2008 (FY 08), respectively.

In FY 09, the principal markets we served were in the United States and Europe, representing approximately 81% and 12% of total sales, respectively. The balance of our revenues, 7%, is derived from sales in other international markets. In FY 08, the principal markets we served were the United States and Europe, representing approximately 86% and 8% of total sales, respectively. The balance of our revenues, 6%, was derived from sales in other international markets.

As of November 1, 2008, due to the asset sale of our health services segment, we returned to operating in two reportable segments, medical and industrial, in which we operated from April 07 (FY 08) through September 30, 2007 (Q2 08). Between October 1, 2007 (Q3 08) and October 30, 2008 (Q4 09), we operated in three reportable segments, medical, industrial and health services.

We expect to derive a substantial portion of our future revenues from our medical device segments, mainly from various endoscope and EndoSheath disposable. We have invested substantial funds developing these products. We have incurred losses since inception, except for FY 07 (our net income in FY 07 resulted from a one-time sale of a product line). We expect to incur a loss for the fiscal year ending March 31, 2010. We will require more financing to fund operations in the future. We are also subject to risks, including, but not limited to, availability of critical components, satisfactory agreements with distributors, the successful marketing of its products, FDA clearance and regulation, and dependence on key personnel.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

• Revenue Recognition
• Accounting for Income Taxes
• Legal and Other Contingencies
• Stock-Based Compensation
• Allowances for Doubtful Accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. For FY 09 and FY 08, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. In addition to the above calculation, we have calculated the discontinued operations basic and diluted net loss per common share.

(c) Depreciation and Amortization

We provide for depreciation and amortization using the straight-line method in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	3 - 15 years
Furniture and fixtures	5 years
Intangible assets	6 - 15 years

Leasehold improvements are amortized over the shorter of their estimated useful life or the lease life.

(d) Property Plant & Equipment

At March 31, 2009 our property, plant and equipment includes equipment in process and projects in process, which consists of $25 and $47, respectively.

(e) Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services were rendered; (iii) the fee is fixed and determinable; (iv) collectability is reasonably assured; and (v) the fair value of undelivered elements, if any, exists. Determination of criterion (iv) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

For FY 09, our medical segment has distributed all of its products for the ENT market globally through Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (Medtronic). Medtronic distributes, markets, and sells our ENT endoscope line worldwide, on a co-branded basis, through Medtronic’s global sales force, as part our exclusive Distribution Agreement (the Medtronic Agreement) with Medtronic. The Medtronic Agreement does not provide for any contingencies, nor does it provide any terms related to product acceptance or warranty that are different from the normal terms provided by us to our other customers.

Our medical segment distributes its products for the urology, pulmonary and GI markets through a direct sales force in North America, supplemented by a network of independent domestic sales representatives and distributors.  Internationally, we distribute our medical products through a network of independent international sales representatives and distributors.

Our industrial segment distributes all its products using direct sales personnel and a network of independent sales representatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f) Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The components of inventories are as follows:

	March 31,
	2009	2008
Raw materials	$4,253	$2,924
Work-in-process	369	497
Finished goods	864	600
	$5,486	$4,021

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of several key components which are supplied to us by key suppliers, with whom we have long term supply agreements. Our long term agreement with one of these key suppliers, Pentax Imaging Company (Pentax), expired in February 2009, and was not renewed. We purchased approximately $2,257 and $941 of products under the supply agreement with Pentax in FY 09 and FY 08, respectively. FY 09 purchases from Pentax were higher than FY 08 to allow for accumulation of parts for future repair and warranty claims. We replaced Pentax with other vendors from which we buy parts for our new 4000 Series fiberscopes. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(g) Other Assets

Other assets consist primarily of deposits and patents. Patents are amortized on a straight-line basis over a period of up to 15 years.

(h) Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We believe that the carrying value of these assets is fully realizable at March 31, 2009.

(i) Income Taxes

We account for income taxes under the liability method and deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates.

(j) Foreign Currency Transactions

We charge foreign currency exchange gains or losses in connection with our purchases of products from foreign vendors to operations. For each of the two years in the period ended March 31, 2009, these amounts were immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2009		March 31, 2008
	Fair Value	Cost	Fair Value	Cost
Held to maturity less than one year:
Government securities	$5,036	$5,073	$6,563	$6,512
Commercial paper	2,768	2,875	1,534	1,550
Total short term investments, including accrued interest	$7,804	$7,948	$8,097	$8,062

(m) Research and Development Expenses

Research and development expenses are charged to operations as incurred.

(n) Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk are principally cash, marketable securities and accounts receivable. We place our cash and marketable securities with highly reputable financial institutions.

Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom we make substantial sales. Investment policies have been implemented that limit investments to investment grade securities. To reduce risk, we routinely assess the financial strength of our customers and, when appropriate, we obtain letters of credit or advance payments for our international sales. As a consequence, we believe that our accounts receivable credit risk exposure is limited. We had two customers who individually accounted for 47% and 10% of the total accounts receivable balance as of March 31, 2009. We had two customers who individually accounted for 23% and 20% of the total accounts receivable balance at March 31, 2008. We maintain an allowance for potential credit losses, but historically we have not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area. In the year ended March 31, 2009 and March 31, 2008, we had one customer, Medtronic, which accounted for 55% and 53% of net sales, respectively, and its accounts receivable balance was $985 and $293, respectively.

(o) Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, accounts receivable, short term investments and capital lease obligations. The estimated fair value of these financial instruments approximates their carrying value at March 31, 2009 and 2008. The estimated fair values have been determined through information obtained from market sources and management estimates.

(p) Stock-Based Compensation Arrangements

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans in accordance with FASB Statement No. 123R (revised 2004), Share-Based Payment, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and Emerging Issues Task Force (EITF) Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services EITF 96-18.

We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ. In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

Compensation cost associated with stock options includes: (i) amortization related to the remaining unvested portion of all stock options outstanding at March 31, 2006, based on the fair value determined on the grant date in accordance with the original provisions of SFAS 123, and (ii) amortization related to all stock option awards granted subsequent to March 31, 2006, based upon the fair value estimated in accordance with SFAS 123R and EITF 96-18. We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate the fair value of stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards. In order to determine the estimated period of time that we expect employees and directors to hold their stock options, we have used historical rates based on two group classifications, (i) employees and (ii) outside directors. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

In FY 09, we recorded stock-based compensation expenses of $966, or $0.03 per diluted share. In FY 08, we recorded expenses of $469, or $0.01 per diluted share. This compensation expense was recorded in FY 09 and FY 08, as follows:

	FY 09	FY 08
Cost of Goods Sold	$168	$31
SG&A	531	358
R&D Expense	267	80
Total Stock Based Compensation	$966	$469

(q) Recently Issued Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 (SFAS 161), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (which for our Company would be financial statements for the fourth quarter and fiscal year ended 3/31/09), with early adoption encouraged. We currently do not have any such derivative instruments and hedging activities that would have an impact on our financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations—A Replacement of FASB Statement No. 141. This statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement was adopted on January 1, 2009 and is effective prospectively, except for certain retrospective adjustments to deferred income tax balances. We currently do not have any ongoing business combinations, and therefore the adoption of this statement does not have any impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement No. 157 Fair Value Measurements (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 is effective for years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material effect on the Company’s financial position and results of operations.  The FASB voted to delay the required adoption of SFAS 157 for certain non-financial assets and liabilities for one year.  The Company does not anticipate that the adoption of SFAS 157 relating to non-financial assets and liabilities in 2010 to have a material impact on its financial statements.

 (r)  Reclassifications

As a result of our discontinued operations of our former health services segment, we have reclassified certain items from our prior year financial statements for presentation purposes.

(2) Financing Arrangement

On January 18, 2008, we entered into a $10,000 revolving line of credit agreement with Merrill Lynch Bank USA (the Bank), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the Loan Agreement). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable or term rates. The current rate for our borrowing is set at LIBOR plus 1.25%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time to time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce, Fenner & Smith Incorporated. As of March 31, 2009, $6,107 was available to be borrowed.  Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time, of any outstanding amounts. As of March 31, 2009, we have not requested any advances under the Loan Agreement.

(3) Income Taxes

We account for income taxes under the liability method and deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates. The provision for income taxes in 2009 consists of current state taxes.

On April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We currently believe that we have no tax liability, and therefore did not set any reserves. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

 We file tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before our fiscal year 2005 (FY 05). State jurisdictions that remain subject to examination range from FY 05 to FY 08. Any tax penalties that may be assessed for years currently subject to examination, cannot be determined by us. Penalties, if any, will be included in income taxes.

The difference between the provision for income taxes and statutory rate is as follows:

	March 31,
	2009	2008
U.S. statutory rate	34%	34%
State taxes, net of federal tax benefit	1%	1%
Change in valuation allowance	-35%	-35%
Effective tax rate	-%	-%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference As indicated in the chart below, during FY 09 the valuation allowance increased from $16,228 to $19,598, an increase of $3,370, primarily due to the net operating losses in the current fiscal year.

	March 31,
	2009	2008
Net operating loss carry-forwards	$15,941	$13,082
Nondeductible reserves	164	301
Tax credit carry-forwards	828	285
Stock based compensation	1,677	1,605
Depreciation and amortization	396	374
Restructuring	-	231
Loss in equity investment	350	350
Other reserves and accruals	242	-
Gross deferred tax asset	19,598	16,228
Less—Valuation allowance	(19,598)	(16,228)
Net deferred tax asset	$-	$-

We recorded a valuation allowance equal to our net deferred tax asset due to its assessment that it would be more likely than not, that realization of the benefit of this asset will not occur. The uncertainty is due to current and projected net losses.

On March 31, 2009, we had operating loss carry-forwards available to offset future federal taxable income of approximately $45,545. These operating loss carry-forwards expire at various dates through 2028, commencing in 2010. On March 31, 2009, we had tax credit carry-forwards available to offset future federal taxable income of approximately $828. The federal alternative minimum tax credit of $412 does not expire. The balance of our tax credits may expire beginning in 2010 through 2028. The internal Revenue Code limits the amounts of net operating loss carry-forwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three year period.

 (4) Stockholders’ Equity

Stock Option Plans

Our first stock option plan (the 1990 Plan) allowed us to grant key employees and non-employee consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. Our Board of Directors (our Board) had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Under the 2000 Plan, our Board and stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock of which 69,405 shares remain available for future grants. We do not grant any new options under the 1990 Plan.

In August 2007, our stockholders approved our 2007 Stock Incentive Plan (the 2007 Plan). Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of common stock. The terms of the 2007 Plan are substantially the same as the 2000 Plan. As of March 31, 2009, there remain 1,772,166 shares available for future grants under the 2007 Plan. In the 2007 Plan, we grant options to both employees and non-employee consultants, with vesting periods ranging from immediate to six years. We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services EITF 96-18. Options granted to non-employees consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2009, the total unamortized stock-based compensation for the 1990, 2000 and 2007 plans is approximately $2,513, which will be expensed through the period ending March 31, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

A summary of the 2007, 2000 and 1990 plans activity for employees and non-employees is as follows:

				Weighted Avg.
	Number	Exercise	Weighted Avg.	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding March 31, 2007	4,628,700	$0.79–$4.30	$1.23	6.25
Granted	2,124,750	1.10–3.20	1.52
Exercised	(403,581)	0.89–2.05	1.47
Canceled	(219,500)	1.19–2.05	1.41
Outstanding March 31, 2008	6,130,369	$0.79–$ 4.30	$1.49	6.25
Granted	1,992,958	1.15–5.10	3.31	5.14
Exercised	(978,217)	0.79–4.00	1.59
Canceled	(1,342,416)	0.89–4.88	1.73
Outstanding March 31, 2009	5,802,694	$0.79–$ 5.10	$2.03	6.55
Exercisable, March 31, 2008	3,630,969	$0.79–$ 4.30	$1.46
Exercisable, March 31, 2009	3,256,006	$0.79–$ 4.88	$1.47	5.35

As of March 31, 2009, there remains a total of 5,802,694 outstanding options under the 1990, 2000, and 2007 plans comprising of 143,527, 3,484,295 and 2,174,872 outstanding options, respectively.

The assumptions we used in the Black-Scholes option-pricing model were as follows:

	Year Ended	Year Ended
	March 31, 2009	March 31, 2008
Risk-free interest rate	1.54%-3.78%	2.58%-4.72%
Expected dividend yield	—	—
Expected life	6.25 years	6.25 years
Expected volatility	77%-86%	65%-66%
Weighted average fair value grant per share	$1.25	$0.98
Intrinsic value of options exercised	$2,504	$1,320
Intrinsic value of options exercisable	$419	$6,572
Intrinsic value of options outstanding, vested and expected to vest	$465	$10,920

In July 2003, we adopted, and our stockholders approved, the 2003 Director Option Plan, replacing a former plan, the 1993 Director Option Plan. During our Annual Stockholders’ Meeting held on August 28, 2008 (the August 2008 meeting), our stockholders approved our Board’s recommendation of new compensation for our outside directors (the Amended 2003 Plan). The Amended 2003 Plan increased the annual automatic grant from 4,000 options to 10,000 options per director per year, and increased the maximum number of options available under the Amended 2003 Plan from 200,000 to 450,000. During the 2008 meeting, 10,000 options were granted to each of our then five outside directors. If the number of outside directors remains unchanged, we would be required to grant options to purchase an aggregate of 50,000 shares at each of the Annual Shareholder’s meetings scheduled in August 2009 and August 2010. As of March 31, 2009, there remain 352,000 shares available for future grants under the Amended 2003 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Director Option Plans activity is as follows:

				Weighted Avg.
	Number	Exercise	Weighted Avg.	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding March 31, 2007	88,000	$1.00–$2.10	$1.41	6.25
Granted	16,000	1.41	1.41
Exercised	—	—	—
Canceled	—	—	—
Outstanding March 31, 2008	104,000	$1.00–$2.10	$1.39	5.96
Granted	54,000	$4.09 - $4.88	4.15
Exercised	—	—	—
Canceled	(20,000)	1.50 - 1.50	1.50
Outstanding March 31, 2009	138,000	$1.00–$ 4.88	$2.47	6.70
Exercisable, March 31, 2008	104,000	$1.00–$ 2.10	$1.39
Exercisable, March 31, 2009	138,000	$1.00–$ 4.88	$2.47	6.70

As of March 31, 2009, there remains a total of 138,000 outstanding options under the 1993 and the Amended 2003 plans – 40,000 and 98,000 outstanding options, respectively.

The assumptions we used in the Black-Scholes option-pricing model were as follows:

	Year Ended	Year Ended
	March 31, 2009	March 31, 2008
Risk-free interest rate	3.28.%-3.26%	4.34%
Expected dividend yield	—	—
Expected life	6.25 years	6.25 years
Expected volatility	77%-86%	67%
Weighted average fair value grant per share	$3	$1
Intrinsic value of options exercised	$-	$-
Intrinsic value of options exercisable	$6	$158
Intrinsic value of options outstanding, vested and expected to vest	$6	$158

Below is a table which summarizes the assumptions for all of our plans were as follows:

	Year Ended	Year Ended
	March 31, 2009	March 31, 2008
Risk-free interest rate	1.54%-3.78%	2.58%-4.72%
Expected dividend yield	—	—
Expected life	6.25 years	6.25 years
Expected volatility	77%-86%	65%-67%
Weighted average fair value grant per share	$1.29	$1.49
Intrinsic value of options exercised	$2,504	$1,320
Intrinsic value of options exercisable	$425	$6,730
Intrinsic value of options outstanding, vested and expected to vest	$471	$11,078

 (5) Commitments

We rent our facilities in Natick, MA (Natick) and Orangeburg, NY (Orangeburg) from non-related parties The various leasing agreements are due to expire between December 2012 and 2015. We also lease some office and production equipment under leases that expire in 2011. Rental expense charged to operations under leases was approximately $404 and $474 for the years ended March 31, 2009, and March 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximate future minimum lease commitments under all operating leases and capital are as follows:

	Office Lease	Capital
Year Ending March 31,	Commitments	Leases
2010	$399	$75
2011	436	16
2012	413	6
2013	333	-
2014	338	-
Thereafter	515	-
Total minimum lease payments	$2,434	$97
Less portion attributable to interest		(8)
		$89

As of March 31, 2009, we had no material legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties are subject.

 (6) Segment Information

As of November 1, 2008, due to the asset sale of our health services segment, we returned to operating in two reportable segments, medical and industrial.

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products for a variety of specialties, including our state-of-the-art flexible endoscopes and our Slide-On EndoSheath technology.

Our industrial segment, through our wholly-owned subsidiary, Machida, designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

Our former health services segment consisted of our wholly-owned subsidiary BEST-DMS, which was established in October 2007. BEST-DMS was a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. In Q3 FY 09 we sold the assets of BEST-DMS, and the net assets were classified as discontinued operations as of December 31, 2008. As part of the asset sale agreement we changed the subsidiary name to VSI Services Inc. Please refer to “Notes to Consolidated Financial Statement, Note (10) Discontinued Operations and Asset Sale”.

Our two current reportable segments follow the accounting policies described in the Summary of Significant Accounting Policies, above. We evaluate segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment and general corporate assets, such as cash and short term investments are allocated to each segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our major income statement and balance sheet categories, per segment, are:

					Total
Fiscal Year					Prior to	Discontinued
Ended March 31,	Medical	Industrial	Adjustments		Disc. Ops.	Operations	Total
2009
Sales to external customers	$10,020	$2,813	$-		$12,833	$583	$13,416
Gross Profit	1,321	1,056	-		2,377	100	2,477
Operating (loss)	(12,525)	(197)	-		(12,722)	(800)	(13,522)
Interest income	312	-	-		312	-	312
Depreciation and amortization	416	32	-		448	23	471
Stock-based compensation	912	54	-		966	-	966
Total assets	20,474	2,239	(3,227	) *	19,486	-	19,486
Expenditures for fixed assets	617	-	-		617	-	617

2008
Sales to external customers	$6,907	$2,705	$-		$9,612	$337	$9,949
Gross Profit	982	303	-		1,285	108	1,393
Inter-segment sales	-	-	-		-	55	55
Operating (loss)	(10,338)	(327)	-		(10,665)	(220)	(10,885)
Interest income	1,016	5	-		1,021	-	1,021
Depreciation and amortization	175	37	-		212	43	255
Stock-based compensation	460	9	-		469	-	469
Total assets	26,597	2,484	(3,208	) *	25,873	544	26,417
Expenditures for fixed assets	1,193	1	-		1,194	138	1,332

* Adjustments	FY 09	FY 08
Discontinued operations	$450	$450
Intercompany eliminations	1,898	1,879
Investment in subs	879	879
Total assets	$3,227	$3,208

The following table identifies sales by geographic region. Sales are attributable to geographic regions based upon the location of customers:

	Fiscal Years Ended March 31,
Geographic Region	2009		2008
United States	$10,355	81%	$8,222	85%
Europe	1,509	12%	839	9%
Asia and Australia	352	3%	185	2%
Canada	270	2%	167	2%
Middle East and Africa	265	2%	86	1%
Central & South America	82	0%	113	1%
Total:	$12,833	100%	$9,612	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers

Medical segment:

FY 09 net sales to Medtronic were $7,107, representing 55% of our net sales, or 71% of our medical segment net sales. FY 08 net sales to Medtronic were $5,276, representing 55% of our net sales, or 76% of our medical segment net sales. In the year ended March 31, 2009 and March 31, 2008, Medtronic’s accounts receivable balance was $985 and $192, respectively.

Industrial segment:

FY 09 net sales to the industrial segment’s two major customers, Pratt & Whitney (P&W), a division of United Technology Corporation, and Alcoa Howmet Corporation (Alcoa), were $747 and $198, respectively, or 27% and 7% of our industrial segment sales, respectively. P&W FY 09 sales represented 6% of the Company’s net sales. FY 08 net sales to P&W were $497 or 5% of industrial segment sales.

In the year ended March 31, 2009 and March 31, 2008, P&W accounts receivable balance was $77 and $75, respectively, and for Alcoa they were $44 and $24, respectively.

 (7) Accrued Expenses

	March 31,
	2009	2008
Accrued payroll and related expenses	$856	$714
Accrued restructuring charge (see Note 11)	-	660
Accrued sales tax liability	325	-
Accrued other	785	1,042
Total Accrued Expenses	$1,966	$2,416

(8) Related Party Transactions

 Pentax:

In the fiscal year ended March 31, 2008, we purchased approximately $941 of flexible endoscope components from Pentax, a former key supplier, Pentax, pursuant to a 1992 supply agreement which expired in February 2009 and was not renewed. Pentax is a minority holder of our outstanding common stock. We purchased approximately $2,257 and $941 of products under the supply agreement with Pentax in FY 09 and FY 08, respectively

In Q3 08, Pentax advised us that it intended to significantly increase the price and limit the quantities of certain components it supplies to us that are necessary for our fiber-based ENT, TNE and cystoscopes. In Q4 08, we reached a satisfactory arrangement for the transition of our supply relationship with Pentax. Under the terms of the agreement entered into with Pentax, we ended our dispute and agreed to dismiss all related legal proceedings over pricing, volumes and delivery schedules for the components supplied by Pentax. The agreement modified the terms of our supply agreement with Pentax, dated March 16, 1992, as amended, by, among other things, (i) moving forward the termination date of the supply relationship to February 28, 2009 from March 15, 2009 and (ii) providing an agreed upon purchase order and delivery schedule of components from Pentax through February 28, 2009. Pentax is no longer our supplier.

The agreement reached with Pentax enabled us to meet our estimated production requirements for fiberscopes   through the gradual launch our next generation 4000 Series fiberscope family, and to maintain a certain amount of parts for warranty and repairs of our existing Pentax based fiberscope line. Pentax does not supply any components used in any of our new products, including our line of video based flexible endoscopes and all new products under development.

SpineView Development and Supply Agreement:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SpineView agreed to pay us $225 for certain non-recurring engineering costs, and to reimburse us for up to $40 of our out-of-pocket costs, pending completion of certain fundraising activities, which were not complete as of the end of FY 09. Accordingly, SpineView has not yet made any payments under the agreement. After the completion of certain milestones and delivery of a prototype, SpineView has agreed to place an initial firm order with us for 50 video endoscopes at a purchase price of $27 per unit (the Initial Order), for a total of $1,350. Following delivery of the Initial Order, SpineView is to submit a forecast for the following 12 months, of which the first six months will be considered a firm order at a price of $23.5 per video endoscope. Payment for certain of these items is subject to the closing of certain of SpineView’s fundraising activities. We are also to be the exclusive supplier to SpineView of visualization means for use with some future SpineView products.  We are currently working with SpineView on the first prototype of a CCD-based video endoscope.

 (9) Sale of Product Line

Gain on Sale of Product Line to Medtronic

In March of 2007, we completed the sale to Medtronic of certain assets with respect to our ENT EndoSheath technology business. As part of the transaction, we granted to Medtronic an exclusive, royalty-free worldwide license to certain of our intellectual property, for use in making and selling EndoSheath technology products solely within the field of ENT. Additionally, as part of the transaction and under a separate transition agreement, we transferred our ENT production lines for the ENT EndoSheath technology products from our Natick facility to a Medtronic facility in Jacksonville, FL. Medtronic distributes, markets and sells our ENT endoscope products worldwide, on a co-branded basis, through Medtronic’s dedicated sales force.

Under the terms of the agreement, Medtronic paid us $34,000 as follows:

•	$27,000 at the closing;
•
$3,000 in the quarter ending June 30, 2008, representing the portion of the purchase price that was held back at closing for potential indemnification claims and to ensure that we complied with our obligations under the agreement with Medtronic; and

•	$4,000 relating to the transition agreement in several installments, based on agreed upon milestones.

The table below summarizes the payment stream since the closing of the transaction:

	10K	10K	10K	Total
	FY 07	FY 08	FY 09	Transaction
Revenues - Asset Purchase Agrmt.	$27,000	$-	$3,000	$30,000
Revenues - Transition Agrmt.	-	1,750	2,250	4,000
Expenses	(903)	(315)	(264)	(1,482)
Gain on Sale of Product Line	$26,097	$1,435	$4,986	$32,518

All payments under this agreement are now complete. The payments were offset by certain expenses related to the transaction, as follows:

•
During our fiscal year ended March 31, 2007 (FY 07), upon receipt at the closing of $27,000, we recognized a net gain of $26,097 from the transaction. This gain reflects the initial payment of $27,000 received at the closing, less the net book value of the assets sold to Medtronic. The effect of this was to reduce our basis in the assets sold to Medtronic to zero;

•
Total payments of $1,750 received during FY 08, were offset by $315 of expenses, primarily relating to the cost of a new production machine which we purchased and sold to Medtronic,  and travel expenses related to the transition agreement, for a net gain of $1,435; and

•
Total payments of $5,250 received during the first two quarters of FY 09, which were offset $264 of legal, travel and other transition expenses related to the transition agreement, for a net gain of $4,986.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overall, in the past three fiscal years we booked a net gain of $32,518 out of total payments of $34,000.

 (10) Discontinued Operations and Asset Sale

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

Consistent with the provisions of Statement 144, Accounting for the Impairment or Disposal of Long-lived Assets (Statement 144), we classified the BEST-DMS assets that were sold as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, since all assets were part of the health services segment, we determined that these assets comprised operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our operations.

As a result of the BEST-DMS asset sale, we recorded in FY 09 a loss of $800 as a separate component in our consolidated statement of operations, entitled “Loss from discontinued operations, net.” Additionally, net income from the health services segment were classified as discontinued operations in the consolidated statements of operations for FY 08 and FY 09, respectively. The net assets related to the health services segment were classified as discontinued operations as of December 31, 2008. We received net proceeds of $137, which were recorded in Q3 09.

Summarized operating results of discontinued operations are as follows:

	March 31,
Description	2009	2008	Difference	Percentage
Revenue	$583	$337	$246	73%
Gross margin	$100	$108	$(8)	-7%
Loss from discontinued operations
(net of taxes of zero)	$(800)	$(220)	$(580)	-264%

 (11) Commitments and Contingencies

(i) 401K Plan

We have a 401(k) plan (the Plan) whereby employees may contribute a certain percentage of their annual compensation, up to a defined maximum. We may, but are not obligated to, make a matching contribution up to a certain percentage of each employee’s contribution. During the years ended March 31, 2009 and 2008, we recorded matching contributions of approximately $54 and $55, respectively, relating to the Plan.

(ii) Restructuring charge

During FY 08 our Board decided to consolidate our Natick facility and our Orangeburg facility under one roof, in a new location at One Ramland Road, Orangeburg, NY (One Ramland). Because of a disagreement with the landlord of the proposed new facility regarding increased costs to us of renovations relating to our move, there was a delay with the landlord’s renovation of the location, a process initially expected to be completed by December 2008. On December 31, 2008 we signed a Surrender and Acceptance Agreement with the landlord, which cancelled the lease. We never occupied the facility and no payments were made or received in connection with the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also re-evaluated our plans to close down our Natick facility and decided that in order to protect our EndoSheath technology business we would remain in Natick. In order to reduce costs, however, we reduced our Natick staff by approximately 50%.  These staff reductions were effective November 17, 2008, and we have extended our lease with the Natick facility landlord to December 31, 2012.

In Q4 08, based on SFAS 146, we recognized a liability of $660 for anticipated costs associated with closing our Natick facility and moving the production of our EndoSheath technology products to One Ramland. Since we did not consolidate our facilities, we used a part of the restructuring charge for severance cost of staff reduction in our Natick facility, and we reversed the remaining balance of the restructuring charge, as reflected by a credit a $98.

(12) Subsequent Event

Lease Extension of our Orangeburg Facility

On April 12, 2009, we signed our fourth amendment (the amended lease) to extend our lease in Orangeburg, NY (the Orangeburg facility). The amended lease is for a six year period. Rent range from $15.75 per month for the first two years of the lease term, to $16.75 per month in the final two years of the amended lease term. As part of the amended lease, we will add additional space. The amended lease term will commence upon substantial completion of the landlord's renovation of the location, a process we expect to be completed by August 2009. We will spend approximately $30 to cover the cost of the renovations and approximately $35 on new furniture. The balance of the renovations will be covered by the landlord.

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2(2)	By-laws, as amended to date
*10.1(17)	1990 Stock Option Plan, as amended
*10.2(3)	2003 Director Option Plan, as amended
*10.3(4)	2000 Stock Incentive Plan
*10.3.1(12)	2007 Stock Incentive Plan, as amended
*10.5(2)	Form of Vision-Sciences, Inc.’s Invention, Non-Disclosure and Non-Competition Agreement for employees
*10.6(15)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.9(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11(9)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
10.12(13)	Termination Agreement between Pentax Corporation and Vision-Sciences, Inc. dated February 12, 2008
10.14(6)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15(7)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.19(5)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.21(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000.
10.31(10)	Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company
10.32(10)	Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
10.33(10)	License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
*10.35(15)	Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani
10.36(11)	Merrill Lynch Loan Management Account Agreement (the “Agreement”) between Vision-Sciences, Inc. and Merrill Lynch Bank USA (“Bank”) and accompanying Commitment Letter from the Bank.
10.38(15)	Third Amendment to Lease between 30 Ramland Road, LLC and the Company dated as December 26, 2006.
10.39(14)	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008
* 10.40(18)	Employment Letter between Katherine L. Wolf and the Company, effective September 16, 2008
10.41 (18)	Consulting Agreement between NYC Advisors LLC and the Company, effective October 1, 2008
10.42(19)	Surrender and Acceptance Agreement between Ramland Realty Associates L.L.C. and the Company dated December 31, 2008.
10.43	Consulting Agreement between Warren Bielke and the company, effective April 7, 2009.
10.44	Fourth Amendment to Lease between 30 Ramland Road, LLC and the Company dated as April 12, 2009.
21.1	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.

**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-53490).
(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.
(8)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002.
(10)	Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A.
(11)	Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2008.
(12)	Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A.
(13)	Incorporated by reference to the current report on Form 8-K filed on February 15, 2008.
(14)	Incorporated by reference to the current report on Form 8-K filed on June 23, 2008.
(15)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
(16)	Incorporated by reference to the current report on Form 8-K filed on September 16, 2008.
(17)	Incorporated by reference Registration Statement on Form S-8, filed on October 10, 2008.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(19)	Incorporated by reference to the current report on Form 8-K filed on January 6, 2009.