Form 10-Q
period 2009-06-30
VISION SCIENCES INC /DE/
filed 2009-08-14
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2009

Common Stock, par value of $.01	36,854,001
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands except per share amounts)

	June 30	March 31,
	2009	2009
ASSETS	( unaudited )
Current assets:
Cash and cash equivalents	$36	$1,975
Short term investments	6,936	7,948
Accounts receivable, net of allowance for doubtful accounts of $293
and $283, respectively	2,503	1,818
Inventories, net	5,523	5,486
Prepaid expenses and deposits	356	397
Current assets of discontinued operations	-	9
Total current assets	15,354	17,633

Property and equipment, at cost:
Machinery and equipment	3,041	3,069
Furniture and fixtures	278	132
Leasehold improvements	228	163
	3,547	3,364
Less—Accumulated depreciation and amortization	1,717	1,576
Total property and equipment, net	1,830	1,788
Other assets, net of accumulated amortization of $80 and $76,
respectively	71	65
Total assets	$17,255	$19,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$52	$61
Accounts payable	1,151	1,014
Accrued expenses	1,700	1,966
Current liabilities of discontinued operations	19	6
Total current liabilities	2,922	3,047
Capital lease obligations, net of current portion	28	28
Total liabilities	2,950	3,075

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value—
Authorized—5,000 shares
issued and outstanding—none	-	-
Common stock, $.01 par value—
Authorized—50,000 shares
issued and outstanding—36,854 shares and 36,818
shares at June 30, 2009 and March 31, 2009, respectively	369	368
Additional paid-in capital	80,392	80,031
Accumulated deficit	(66,456)	(63,988)
Total stockholders’ equity	14,305	16,411
Total liabilities and stockholders’ equity	$17,255	$19,486

See accompanying notes to consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per share)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008*

Net sales	$3,318	$2,696
Cost of sales	2,530	2,047
Gross profit	788	649

Selling, general and administrative expenses	2,482	2,691
Research and development expense	786	1,171
Restructuring charge	-	28
Loss from operations	(2,480)	(3,241)

Interest income	50	79
Interest expense	-	(14)
Gain on sale of product line, net of direct costs	-	3,230
Loss on equity investment	(28)	-
(Loss)/income before provision for income taxes	(2,458)	54
Provision for income taxes	10	9
(Loss)/income before discontinued operations	(2,468)	45
Loss from discontinued operations, including
loss on disposal of BEST DMS	-	(188)
Net loss	$(2,468)	$(143)

Basic and diluted loss per common share:
From continuing operations	$(0.07)	$-
From discontinued operations	-	-
Net loss per common share - basic and diluted	$(0.07)	$-
Shares used in computing net loss
per common share	36,854,001	36,661,899

*  The quarter ending June 2008 results were adjusted to reflect discontinued operations of our former health services segment

See accompanying notes to consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number	$0.01	Number	$0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Equity
Balance, March 31, 2008	5,000	$-	35,648	$356	$77,478	$(55,763)	$22,071
Exercise of stock options	-	-	1,170	12	1,587	-	1,599
Stock based compensation
expense	-	-	-	-	966	-	966
Net loss	-	-	-	-	-	(8,225)	(8,225)
Balance, March 31, 2009	5,000	-	36,818	368	80,031	(63,988)	16,411
Exercise of stock options	-	-	36	1	40	-	41
Stock based compensation
expense	-	-	-	-	321	-	321
Net loss	-	-	-	-	-	(2,468)	(2,468)
Balance, June 30, 2009	5,000	$-	36,854	$369	$80,392	$(66,456)	$14,305

See accompanying notes to consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands except per share)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,468)	$(143)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	150	100
Gain on sale of product line	-	(3,230)
Stock-based compensation	321	169
Changes in assets and liabilities:
Accrued interest receivable	3	(21)
Accounts receivable	(685)	(930)
Inventories	(37)	(1,621)
Prepaid expenses and deposits	41	193
Other assets	(3)	-
Accounts payable	150	(780)
Accrued expenses	(266)	(94)
Net cash used in operating activities	(2,794)	(6,357)
Cash flows from investing activities:
Purchase of short term investments	-	(11,167)
Sale of short term investments	1,009	5,835
Purchase of property and equipment	(183)	(413)
Net proceeds from sale of product line	-	3,230
Net cash provided by (used in) investing activities	826	(2,515)
Cash flows from financing activities:
Payments on capital leases	(9)	(14)
Exercise of stock options	41	1,478
Net cash provided by financing activities	32	1,464
Net decrease in cash and cash equivalents	(1,936)	(7,408)
Cash and cash equivalents from continuing operations, beginning period	$1,975	$10,655
Cash and cash equivalents from discontinued operations, beginning of period	$8	$-
Cash and cash equivalents from discontinued operations, end of period	$(11)	$-
Cash and cash equivalents from continued operations, end of period	$36	$3,247

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$(14)

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  Basis of Presentation

Vision-Sciences, Inc. and subsidiaries (the Company or we) have prepared the consolidated financial statements included herein accordance with generally accepted accounting principles in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to such rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Our fiscal year-end is on March 31 of each year. The year ended March 31, 2010 is our current fiscal year (FY 10). Q1 10 refers to the period from April 1, 2009 to June 30, 2009, our current fiscal quarter, and Q1 08 refers to the period from April 1, 2008 to June 30, 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (FY 09).  Events subsequent to June 30, 2009 were evaluated until the time of the Form 10Q filing with the SEC on August 14, 2009.

All amounts in the financial notes except for share and per-share data are reported in ($000’s), unless otherwise indicated.

Note 2.  Summary of Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are any differences (other than nominal differences) between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

• Revenue Recognition
• Accounting for Income Taxes
• Other Contingencies
• Stock-Based Compensation
• Allowances for Doubtful Accounts
• Inventory obsolescence reserves

The accompanying consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors (the Board).

During the first three months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Critical Accounting Policies and Estimates in Part IV, Page F-6 of our Annual Report on Form 10-K for our fiscal year ended March 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Note 3.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following:

	June 30,	March 31,
	2009	2009
Raw materials	$4,334	$4,253
Work-in-process	545	369
Finished goods	644	864
	$5,523	$5,486

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources. However, some components are available only from a limited number of suppliers, and several key components are supplied to us by single source suppliers, with whom we have long term supply agreements.

Note 4.  Short Term Investments

We classify investments with original maturities of greater than 90 days in government securities and high grade commercial paper as short term investments. We intend to hold these investments to maturity. The following table summarizes theses securities classified as held to maturity.

	June 30, 2009		March 31, 2009
Held to maturity less than one year:	Fair Value	Cost	Fair Value	Cost
Government securities	$4,353	$4,356	$5,036	$5,073
Commercial paper	2,530	2,580	2,768	2,875
Total short term investments	$6,883	$6,936	$7,804	$7,948

Note 5.  Stock-Based Compensation & Stock Option Plans

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

We account for equity instruments issued to consultants in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services EITF 96-18. Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

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

Stock Option Plans

Our first stock option plan (the 1990 Plan) allowed us to grant key employees and consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. Our Board had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Under the 2000 Plan, our Board and stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock of which 72,833 shares remain available for future grants. We do not grant any new options under the 1990 Plan.

In August 2007, our stockholders approved our 2007 Stock Incentive Plan (the 2007 Plan). Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of common stock. The terms of the 2007 Plan are substantially the same as the 2000 Plan. As of June 30, 2009, there remain 1,429,502 shares available for future grants under the 2007 Plan. In the 2007 Plan, we grant options to both employees and consultants, with vesting periods ranging from immediate to six years. We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years.

In Q1 10, we recorded stock based compensation expenses of $321, or $0.01 per diluted share. In Q1 09, we recorded expenses of $169, or $0.00 per diluted share. This compensation expense was recorded in Q1 10 and Q1 09, as follows:

	Three Months Ended
	June 30,
	2009	2008
Cost of Goods Sold	$73	$13
SG&A	180	117
R&D Expense	68	39
Total Stock Based Compensation	$321	$169

In the three months ended June 30, 2009, we granted options to purchase a total of 502,136 shares of our common stock to employees and consultants. The fair value of these options measured at the option grant date was approximately $605, determined using the Black-Scholes option pricing model. This amount is reduced by an estimated forfeiture rate and is being recorded as an expense over the vesting period. The assumptions we used in the Black-Scholes option pricing model in the period were as follows:

Three Month Ended
June 30, 2009
Risk-free interest rate	1.95%-3.01%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	87%
Weighted average fair value grant per share	$0.88
Intrinsic value of options exercised	$6
Intrinsic value of options exercisable	$5
Intrinsic value of options outstanding, vested and expected to vest	$5

At June 30, 2009, the total unamortized stock-based compensation for the 1990, 2000 and 2007 plans is approximately $2,573, which will be expensed through the period ending June 30, 2013. We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

A summary of the 2007, 2000 and 1990 plans activity for employees and consultants is as follows:

				Weighted Avg.
				Remaining
	Number	Exercise	Weighted Avg.	Contractual Life
	of Shares	Price Range	Exercise Price	in Years
Outstanding March 31, 2009	5,802,694	$0.79–$ 5.10	$2.03	6.55
Granted	502,136	$0.93 - $ 1.28	1.20	6.24
Exercised	(36,060)	$1.12 - $ 1.12	1.12
Canceled	(172,900)	$1.12 - $ 3.73	1.43
Outstanding June 30, 2009	6,095,870	$0.79–$ 5.10	$1.99	6.78
Exercisable, June 30, 2009	3,286,819	$0.79–$ 5.10	$1.53	4.94

In July 2003, we adopted, and our stockholders approved, the 2003 Director Option Plan, which was amended in August 2008 (the Amended 2003 Plan). The Amended 2003 Plan increased the annual automatic grant from 4,000 options to 10,000 options per outside director per year, and increased the maximum number of options available under the Amended 2003 Plan from 200,000 to 450,000. During our 2008 annual meeting, 10,000 options were granted to each of our then five outside directors. In May and June 2009 two outside directors resigned for personal reasons and were replaced by two new outside directors.

The Amended 2003 Plan also provides for granting newly elected outside directors a one-time grant of 10,000 options. Accordingly, in July 2009 the two new outside directors were each granted 10,000 options. If the number of outside directors remains unchanged, we would be required to grant options to purchase an aggregate of 50,000 shares at each of the annual shareholder’s meetings scheduled in September 2009 and September 2010. As of June 30, 2009, there remain 352,000 shares available for future grants under the Amended 2003 Plan.

During Q1 10, no shares were granted from our Amended 2003 Directors Plan.

Note 6. Segment Information

As of November 1, 2008, due to the asset sale of our former health services segment, we returned to operating in two reportable segments, medical and industrial.

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products for a variety of specialties, including our state-of-the-art flexible endoscopes and our Slide-On EndoSheath technology.

Our industrial segment, through our wholly-owned subsidiary, Machida, Inc. (Machida), designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

Our former health services segment consisted of our wholly-owned subsidiary BEST-DMS, which was established in October 2007. BEST-DMS was a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. In Q3 FY 09 we sold the assets of BEST-DMS, and the net assets were classified as discontinued operations as of December 31, 2008. As part of the asset sale agreement we changed the subsidiary name to VSI Services Inc. Please refer to “Note 5, Discontinued Operations and Asset Sale” below.

Our two current reportable segments follow the accounting policies described in the Critical Accounting Policies and Estimates section of our form 10-K for FY 09, on page F-6. We evaluate segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment and general corporate assets, such as cash and short term investments are allocated to each segment.

The following table presents key financial highlights, by reportable segments:

				Total
				Prior to	Discontinued
Three months Ended June 30,	Medical	Industrial	Adjustments *	Disc. Ops.	Operations	Total
2009
Sales to external customers	$2,605	$713	$-	$3,318	$-	$3,318
Gross Profit	440	348	-	788	-	788
Operating (loss)	(2,616)	136	-	(2,480)	-	(2,480)
Interest income	50	-	-	50	-	50
Depreciation and amortization	145	5	-	150	-	150
Stock-based compensation	307	14	-	321	-	321
Total assets	18,207	2,272	(3,224)	17,255	-	17,255
Expenditures for fixed assets	183	-	-	183	-	183

2008
Sales to external customers	$2,000	$696	$-	$2,696	$233	$2,929
Gross Profit	478	171	-	649	40	689
Operating (loss)	(3,199)	(42)	-	(3,241)	(188)	(3,429)
Interest income	79	-	-	79	-	79
Depreciation and amortization	82	9	-	91	9	100
Stock-based compensation	169	-	-	169	-	169
Total assets	27,625	2,473	(3,651)	26,447	587	27,034
Expenditures for fixed assets	393	-	-	393	20	413

	Three Months Ended
	June 30,
* Adjustments	2009	2008
Intercompany eliminations	(1,810)	(2,237)
Investment in subs	(1,414)	(1,414)
Total assets	$(3,224)	$(3,651)

Note 7.  Discontinued Operations and Asset Sale

Sale of non-core health services segment

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

As a result of the BEST-DMS asset sale, we recorded in FY 09 a loss of $800 as a separate component in our consolidated statement of operations, entitled “Loss from discontinued operations, net.”  Out of the $800, $188 is attributable to Q1 09. There is no impact on current fiscal year.

Note 8.  Subsequent Events

None.

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

We design, develop, manufacture and market products for endoscopy - the science of using an instrument, known as an endoscope - to provide minimally invasive access to areas not readily visible to the human eye. We operate in two segments, medical and industrial. Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products for a variety of specialties, including our state-of-the-art flexible fiber and video endoscopes and our Slide-On EndoSheath technology. Our industrial segment, through our wholly-owned subsidiary, Machida, designs, manufactures and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

We believe that our medical segment’s endoscopes are the only ones which do not contain difficult-to-clean operating channels associated with endoscopes from other manufacturers. Instead, our endoscopes are used in combination with our EndoSheath disposables, which covers the entire scope and prevents any contact between the patient and the scope’s insertion tube.

Within our medical segment we target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose and throat), urology, gastroenterology (GI) and pulmonology. Within the ENT area, we manufacture ENT endoscopes and sell these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (Medtronic) for use by ENT physicians.  In March 2007, we completed the sale to Medtronic of our ENT EndoSheath product line, which Medtronic now manufactures and distributes along with our ENT endoscopes. Our TNE (trans-nasal esophagoscopy) endoscopes are manufactured by us, and are marketed to ENT and GI physicians. The TNE endoscopes which are sold to the ENT physicians are marketed and distributed by Medtronic.  Within the urology area, we manufacture, market and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians.  Within the GI area, we manufacture, market and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians and others with a GI focus as part of their practice. We manufacture, market and sell our recently released bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons and other pulmonology-related physicians.

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

In Q1 10 we started marketing and selling of our BRS-5000, our new advanced digital, video-based flexible bronchoscope (an endoscope which allows detailed viewing of the lungs) which is utilized with our EndoSheath technology. The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000-Series processor.  This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor. It is marketed to pulmonologists, oncologists, thoracic surgeons and other pulmonology related physicians.

Results of Operations

Three months ended June 30, 2009 (Q1 10) compared to the three months ended June 30, 2008 (Q1 09), in (000’s)

Net Sales

Net sales for Q1 10 were $3,318, an increase of $622, or 23%, compared to the sales of $2,696 for Q1 09. During Q1 10 our medical segment’s net sales of $2,605 increased by $605, or 30%, and our industrial segment’s net sales of $713, increased by $17, or 2%.

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market and by category in Q1 10 and Q1 09 were as follows:

	Three Months Ended
	June 30,
Market/Category	2009	2008	Difference	Percentage
ENT and TNE	$1,187	$695	$492	71%
Urology	738	698	40	6%
Bronchoscopy	196	-	196	100%
Repairs	147	499	(352)	-71%
Peripherals and accessories	337	108	229	212%
Total Medical	$2,605	$2,000	$605	30%
Borescopes	560	459	101	22%
Repairs	153	237	(84)	-35%
Total Industrial	$713	$696	$17	2%
Total Sales	$3,318	$2,696	$622	23%

Medical Segment

Medical Segment - ENT and TNE Markets

Sales to the ENT and TNE market include both our ENT and TNE endoscopes and EndoSheath disposables, as follows:

	Three Months Ended
	June 30,
ENT/TNE Market	2009	2008	Difference	Percentage
Endoscopes	$1,158	$690	$468	68%
Slide-On EndoSheaths	29	5	24	480%
Total ENT/TNE	$1,187	$695	$492	71%

ENT/TNE net sales in Q1 10 were $1,187, an increase of $492, or 71%, over Q1 09 sales of $695. The increase in net sales is mainly due to a higher sales volume of fiberscopes and the positive impact of our videoscope product line which commands a higher price per unit. In Q 1 09, we had limited sales of videoscopes as they were introduced only by the end of the quarter.

Medical Segment - Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables, as follows:

	Three Months Ended
	June 30,
Urology Market	2009	2008	Difference	Percentage
Endoscopes	$372	$487	$(115)	-24%
Slide-On EndoSheaths	366	211	155	73%
Total Urology Market	$738	$698	$40	6%

Net sales to the urology market in Q1 10 were $738, an increase of $40, or 6%, over Q1 09 net sales of $698. Our urology endoscope sales decrease of $115, or 24%, was offset by an increase in EndoSheath disposable net sales of $155, or 73%.  The increase of EndoSheath disposable sales was mainly due to an initial order of $100 from a European distributor.

Medical Segment – Bronchoscopy Market

	Three Months Ended
	June 30,
Bronchoscopy Market	2009	2008
Endoscopes	$182	$-
Slide-On EndoSheaths	14	-
Total Bronchoscopy Market	$196	$-

In Q1 10, we launched our video bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons and other pulmonology-related physicians. Net sales were $196, of which $182 was from endoscopes sales and $14 was from EndoSheath disposable sales.

Medical Segment – Repairs

Our repairs business decreased from $499 in Q1 09 to $147 in Q1 10, representing a 71% decline. Our Q1 09 net sales of $499 included delayed repairs from prior quarters due to the shortage of Pentax parts we experienced in the second half of fiscal year ended March 31, 2008 (FY 08).

Medical Segment—Peripherals and Accessories

Our peripherals and accessories net sales in Q1 10 were $337, an increase of $229, or 212%, over Q1 09 net sales of $108. The increase reflects the additional endoscope sales during Q1 10, which increased demand for our peripherals and accessories.

Industrial Segment

Net sales of industrial products in Q1 10 of $713, increased by $17, or 2% over Q1 09 net sales of $696. Sales of borescopes increased by $101, or 22%, to $560 in Q1 10 from $459 in Q1 09. Repair revenue decreased by $84, or 35%, to $153 in Q1 10 from $237 in Q1 09. This segment’s products are mature, and therefore we expect future sales to remain relatively flat.

Gross Profit

Gross profit of $788 in Q1 10 increased by $139 compared to gross profit of $649 in Q1 09.

	Three Months Ended
	June 30,
Gross Profit	2009	2008	Difference	Percentage
Medical	$440	$478	$(38)	-8%
As Percentage of Sales	17%	24%	-7%
Industrial	348	171	177	104%
As Percentage of Sales	49%	25%	24%
Total Gross Profit	$788	$649	$139	21%
As Percentage of Sales	24%	24%	0%

For the current quarter, gross profit was $440 and $348 for the medical and industrial segments, respectively, as opposed to $478 and $171 in Q1 09.

Our total gross profit as a percentage of net sales in Q1 10 was unchanged from Q1 09 at 24%. In the medical segment gross profit as percentage of sales decreased by 7%, from 24% in Q1 09 to 17% in Q1 10 due to product mix – in Q1 09 we had more fiberscope produced, whereas in Q1 10 we produced more videoscopes, and we are still in the process of improving manufacturing efficiencies for our videoscope family of products. In the industrial segment, our gross profit as percentage of sales increased by 24%, from 25% to 49%, mainly due to manufacturing efficiencies.

Operating Expenses

Our Q1 10 total operating expenses of $3,268 decreased by $622, or 16%, from Q1 09. Sales, General and Administrative (SG&A) expenditures decreased by $209, or 8%, and Research and development (R&D) expenditures decreased by $385, or 33%.

Operating expenses, by segment, were as follows:

	Three Months Ended
	June 30,
Operating Expenses	2009	2008	Difference	Percentage
SG&A
Medical	$2,270	$2,478	$(208)	-8%
Industrial	212	213	(1)	-
Total SG&A	2,482	2,691	(209)	-8%
R&D Medical	786	1,171	(385)	-33%
Sub-Total Operating Expenses	3,268	3,862	(594)	-15%
Restructing Charge	-	28	(28)	100%
Total Operating Expenses	$3,268	$3,890	$(622)	-16%

Following is a detailed explanation of operating expenses, by categories:

SG&A – medical segment:

In Q1 10 SG&A decreased by $208 from Q1 09, mainly due to the following expense reductions (i) $100 in compensation expense; (ii) $41 in consulting expense (iii) $33 on investor relations and (iv) $30 in sales commissions.

SG&A – industrial segment

In Q1 10, SG&A expenditures in the industrial segment were virtually flat at $212 when compared to Q1 09.

R&D

Q1 09 R&D expenses were down by $385 from Q1 09, mainly due to (i) reduced expenses on new product development of $250, (ii) reduced consulting expenses of $65, and (iii) a $30 reduction in compensation expenses.

Restructuring charge:

A one-time restructuring charge of $28 in Q1 09 was related to expected severance and other termination expenses due to the staff reduction and relocation of our Natick, MA facility. This restructuring charge was reversed in the quarter ending September 30, 2008 (Q2 09).

Other Income/(Expense)

In Q1 10, our Other Income was $22 as compared to $3,295 in Q1 09, as follows:

	Three Months Ended
	June 30,
Other Income/(Expense)	2009	2008	Difference	Percentage
Interest income	$50	$79	$(29)	-37%
Interest expense	-	(14)	14	-100%
Gain on sale of product line, net of direct costs	-	3,230	(3,230)	-100%
Loss on investments	(28)	-	(28)	-
Total Other Income/(Expense), Net	$22	$3,295	$(3,273)	-99%

Following is a detailed explanation of other income/(expense), by category:

 Interest Income

        Q1 10 interest income decreased from $79 to $50, or 37%, primarily due to lower cash and short term investment balance.

 Gain on sale of product line, net of direct costs

In March of 2007, we completed the sale to Medtronic of certain assets with respect to our ENT EndoSheath technology business. As part of the transaction, we granted to Medtronic an exclusive, royalty-free worldwide license to certain of our intellectual property, for use in making and selling EndoSheath technology products solely within the ENT field.

 Additionally, as part of the transaction and under a separate transition agreement, we transferred our ENT production lines for the ENT EndoSheath disposables from our Natick facility to a Medtronic facility in Jacksonville, FL. Medtronic distributes, markets and sells our ENT endoscope products worldwide, on a co-branded basis, through Medtronic’s dedicated sales force.

Total payments under this transaction were $34,000, which we received in full. In Q1 09 we received net payments of $3,230 related to the transition agreement.

Net (Loss) Income

Our Q1 10 net loss was $2,468, versus a net loss of $143 in Q1 09, an increase in net loss of $2,325, as follows:

	Three Months Ended
	June 30,
Net (loss)/income:	2009	2008	Difference
(Loss)/income before provision for income taxes	$(2,458)	$54	$(2,512)
Provision for income taxes	10	9	1
(Loss)/income before discontinued operations	(2,468)	45	(2,513)
Loss from discontinued operations, net	-	(188)	188
Net loss	$(2,468)	$(143)	$(2,325)

(Loss)/income before provision for income taxes

In Q1 10, our loss before provision for income taxes was $2,458 versus income of $54, a $2,512 increased loss. Q1 09 income was a result of the net gain on sale of product line generated from our transition agreement with Medtronic, for a total of $3,230.

Provision for income taxes

Our provision for taxes in Q1 10 of $10 was slightly higher than that $9 in the same quarter last year.

(Loss)/Income before discontinued operations

In Q1 10, our loss before discontinued operations of BEST DMS was $2,468 versus an income of $45, a $2,513 increased loss. Q1 09 income was a result of net income generated from our transition agreement with Medtronic, for a total of $3,230.

Discontinued operations

Below are summarized operating results of discontinued operations, as follows:

	Three Months Ended
	June 30,
Description	2009	2008
Revenue	$-	$233
Gross margin	-	17.2%
Loss from discontinued operations	$-	$(188)
(net of taxes of zero)

Net Loss

Our net loss in Q1 10 was $2,468 versus a loss of $143, a $2,325 increase in loss. Q1 09 net loss was offset by the income generated from our transition agreement with Medtronic, for a total of $3,230.

Liquidity and Capital Resources

At June 30, 2009 our principal source of liquidity was working capital of approximately $12,432 including $6,972 in cash and short term investments.

During Q1 10 we sold $1,009 of short term investments for a net investment of $6,936. Net cash used in operating activities of ($2,794) included (i) a decrease of $685 in accounts receivable, mainly due to higher sales volume during the end of the quarter; (ii) non-cash stock-based compensation of $321 offset by $41 in cash for exercise of options; and (iii) a net decrease of $116 in accounts payable and accrued expenses.

Our cash and cash equivalents decreased by approximately $1,936 in Q1 10 as compared to a decrease of $7,408 in Q1 09. This decrease was mainly due to cash uses in operating activities of $2,794 and cash provided by investment activities of $826, and net cash provided by financing of $32.

We have incurred losses since our inception, and losses are expected to continue through at least FY 10 and fiscal 2011 (FY 11). We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business and the sale of other assets. We believe that our cash and cash equivalents on-hand will be sufficient to fund our working capital, capital expenditures, and future operating losses until June 30, 2010.  However, if our performance expectations fall short, we will need to either secure additional financing or cut costs or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition.

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

We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles. Under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of June 30, 2009 covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors, on page 22 of our Annual Report on Form 10-K for the year ended March 31, 2009, except for the information discussed below. You should carefully consider the risks and uncertainties we discussed on our Form 10-K and the risks described below in this quarterly report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during FY 10 and FY 11, because of spending for research and development, increasing our global network of independent sales representatives and distributors, investing in a direct sales force for the North American market, general business operations and capital expenditures. As of June 30, 2009, we had cash and cash equivalents including short term investments totaling approximately $7.0 million. We expect that our current balance of cash and short term investments will be sufficient to fund our operations until June 30, 2010.  However, if our performance expectations fall short, we will need to either secure additional financing or cut costs or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition.  There can be no assurance that such financing will be available on terms acceptable to us, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.  Defaults Upon Senior Securities

N/A.

Item 4.  Submission of Matters to a Vote of Stockholders

Our 2009 Annual Meeting of Stockholders will be held on September 3, 2009 (the Annual Meeting). Proxies for the Annual Meeting were solicited pursuant to our proxy statement under Regulation 14A of the Securities Exchange Act of 1934, as amended, filed with the SEC on July 21, 2009 (the Proxy Statement) and made available electronically to shareholders. The following matters are submitted to a vote of our security holders: (i) to elect the Class III Directors and (ii) to ratify the selection of BDO Seidman, LLP as the independent registered public accountants of Vision-Sciences, Inc.  On July 24, 2009, we provided access to our Proxy Statement over the internet at www.proxyvote.com, and sent a Notice Regarding the Availability of Proxy Materials for the shareholder meeting to our stockholders of record as of July 10, 2009.

Item 5.  Other Information

a)
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

b)	Our exclusive distribution agreement with Medtronic has expired and we are currently negotiating a new agreement with them. During the negotiation period, Medtronic has continued to market our ENT and TNE products sold to the ENT market, and to purchase those products from us on terms acceptable to us and on terms substantially similar to those in effect under our agreement with them. There can be no assurance that we will be able to renew the agreement on satisfactory terms.

Item 6.  Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: August 14, 2009	/s/ Ron Hadani
Ron Hadani President, CEO (Duly Authorized Officer)
Date: August 14, 2009	/s/ Katherine L. Wolf
Katherine L. Wolf Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2(20)	By-laws, as amended to date
*10.1(3)	1990 Stock Option Plan, as amended
*10.2(17)	2003 Director Option Plan, as amended
*10.3(4)	2000 Stock Incentive Plan
*10.3.1(12)	2007 Stock Incentive Plan, as amended
*10.5(2)	Form of Vision-Sciences, Inc.’s Invention, Non-Disclosure and Non-Competition Agreement for employees
*10.6(15)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.9(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11(9)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
10.12(13)	Termination Agreement between Pentax Corporation and Vision-Sciences, Inc. dated February 12, 2008
10.14(6)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15(7)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.19(5)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.21(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000.
10.31(10)	Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company
10.32(10)	Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
10.33(10)	License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
*10.35(15)	Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani
10.36(11)	Merrill Lynch Loan Management Account Agreement (the “Agreement”) between Vision-Sciences, Inc. and Merrill Lynch Bank USA (“Bank”) and accompanying Commitment Letter from the Bank.
10.38(15)	Third Amendment to Lease between 30 Ramland Road, LLC and the Company dated as December 26, 2006.
10.39(14)	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008
* 10.40(18)	Employment Letter between Katherine L. Wolf and the Company, effective September 16, 2008
10.41 (18)	Consulting Agreement between NYC Advisors LLC and the Company, effective October 1, 2008
10.42(19)	Surrender and Acceptance Agreement between Ramland Realty Associates L.L.C. and the Company dated December 31, 2008.
10.43(21)	Consulting Agreement between Warren Bielke and the company, effective April 7, 2009.
10.44(21)	Fourth Amendment to Lease between 30 Ramland Road, LLC and the Company dated as April 12, 2009.
21.1(21)	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.

**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-53490).
(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.
(8)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002.
(10)	Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A.
(11)	Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2008.
(12)	Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A.
(13)	Incorporated by reference to the current report on Form 8-K filed on February 15, 2008.
(14)	Incorporated by reference to the current report on Form 8-K filed on June 23, 2008.
(15)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
(16)	Incorporated by reference to the current report on Form 8-K filed on September 16, 2008.
(17)	Incorporated by reference Registration Statement on Form S-8, filed on October 10, 2008.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(19) (20) (21)
Incorporated by reference to the current report on Form 8-K filed on January 6, 2009.
Incorporated by reference to the current report on Form 8-K filed on July 15, 2009.
Incorporated by reference to the Annual Report on Form 10-K filed for the fiscal year ended March 31, 2009.