Form 10-Q
period 2009-09-30
VISION SCIENCES INC /DE/
filed 2009-11-12
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2009

Common Stock, par value of $0.01	36,855,776
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	March 31,
	2009	2009
ASSETS	( unaudited )
Current assets:
Cash and cash equivalents	$661	$1,975
Short-term investments	4,431	7,948
Accounts receivable, net of allowance for doubtful accounts of $310
and $283, respectively	1,851	1,818
Inventories, net	5,349	5,486
Prepaid expenses and other current assets	404	397
Current assets of discontinued operations	-	9
Total current assets	12,696	17,633

Property and equipment, at cost:
Machinery and equipment	3,227	3,069
Furniture and fixtures	226	132
Leasehold improvements	343	163
	3,796	3,364
Less—accumulated depreciation and amortization	1,878	1,576
Total property and equipment, net	1,918	1,788
Other assets, net of accumulated amortization of $81 and $76,
respectively	85	65
Total assets	$14,699	$19,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$46	$61
Accounts payable	1,088	1,014
Accrued expenses	1,807	1,966
Current liabilities of discontinued operations	-	6
Total current liabilities	2,941	3,047
Capital lease obligations, net of current portion	28	28
Total liabilities	2,969	3,075

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—
Authorized—5,000 shares
issued and outstanding—none	-	-
Common stock, $0.01 par value—
Authorized—50,000 shares
issued and outstanding—36,854,001 shares and 36,817,941 shares
at September 30, 2009 and March 31, 2009, respectively	369	368
Additional paid-in capital	80,987	80,031
Accumulated deficit	(69,626)	(63,988)
Total stockholders’ equity	11,730	16,411
Total liabilities and stockholders’ equity	$14,699	$19,486

See accompanying notes to consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$2,889	$2,785	$6,207	$5,481
Cost of sales	2,424	2,560	4,954	4,607
Gross profit	465	225	1,253	874

Selling, general, and administrative expenses	2,707	2,575	5,189	5,266
Research and development expenses	897	1,514	1,683	2,685
Restructuring charge reversal	-	(126)	-	(98)
Loss from operations	(3,139)	(3,738)	(5,619)	(6,979)

Interest income	21	72	71	151
Interest expense	(46)	(2)	(46)	(16)
Other, net	-	26	(28)	26
Gain on sale of product line, net of direct costs	-	1,755	-	4,985
Loss before provision for income taxes	(3,164)	(1,887)	(5,622)	(1,833)
Provision for income taxes	6	-	16	9
Net loss from continuing operations	(3,170)	(1,887)	(5,638)	(1,842)
Net loss from discontinued operations	-	(586)	-	(774)
Net loss	$(3,170)	$(2,473)	$(5,638)	$(2,616)

Net loss per common share - basic and diluted:
Continuing operations	$(0.09)	$(0.05)	$(0.15)	$(0.05)
Discontinued operations	-	(0.02)	-	(0.02)
Net loss per common share - basic and diluted	$(0.09)	$(0.07)	$(0.15)	$(0.07)
Shares used in computing net loss
per common share	36,854,001	36,700,766	36,851,220	36,012,908

See accompanying notes to consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number	$0.01	Number	$0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Equity
Balance, March 31, 2008	5,000	$-	35,648	$356	$77,478	$(55,763)	$22,071
Exercise of stock options	-	-	1,170	12	1,587	-	1,599
Stock based compensation
expense	-	-	-	-	966	-	966
Net loss	-	-	-	-	-	(8,225)	(8,225)
Balance, March 31, 2009	5,000	-	36,818	368	80,031	(63,988)	16,411
Exercise of stock options	-	-	36	1	40	-	41
Stock based compensation
expense	-	-	-	-	916	-	916
Net loss	-	-	-	-	-	(5,638)	(5,638)
Balance, September 30, 2009	5,000	$-	36,854	$369	$80,987	$(69,626)	$11,730

See accompanying notes to consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,638)	$(2,616)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	305	206
Gain on sale of product line	-	(4,985)
Stock-based compensation expense	916	846
Intangible assets impairment	-	315
Loss on investments	28	-
Changes in assets and liabilities:
Accrued interest receivable	34	(65)
Accounts receivable	(33)	(783)
Inventories	137	(2,581)
Prepaid expenses and other current assets	22	104
Other assets	(23)	22
Accounts payable	74	(874)
Accrued expenses	(165)	(255)
Net cash used in operating activities	(4,343)	(10,666)
Cash flows from investing activities:
Purchase of short-term investments	(2,572)	(15,270)
Proceeds from short-term investment sales/maturities	5,998	9,759
Purchase of property and equipment	(431)	(422)
Proceeds from sale of product line, net of direct costs	-	4,985
Net cash provided by (used in) investing activities	2,995	(948)
Cash flows from financing activities:
Payments on capital leases	(15)	(28)
Exercise of stock options	41	1,591
Net cash provided by financing activities	26	1,563
Net decrease in cash and cash equivalents	(1,322)	(10,051)
Cash and cash equivalents from continuing operations, beginning of period	$1,975	$10,655
Cash and cash equivalents from discontinued operations, beginning of period	8	-
Cash and cash equivalents from continuing operations, end of period	$661	$604

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$16
Cash paid during the period for income taxes	$16	$9

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1.       Basis of Presentation

Vision-Sciences, Inc. and subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”) have prepared the consolidated financial statements included here according to generally accepted accounting principles in the United States of America (“U.S. GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to those rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The condensed consolidated statements of operations for the three and six months ended September 30, 2008 have been reclassified to reflect discontinued operations. Events subsequent to September 30, 2009 were evaluated until the time of the filing of this Form 10-Q with the SEC on November 12, 2009.

Note 2.       Summary of Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are any differences (other than nominal differences) between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

• Revenue recognition
• Accounting for income taxes
• Other contingencies
• Stock-based compensation expense
• Allowances for doubtful accounts
• Inventory obsolescence reserves

The accompanying condensed consolidated financial statements reflect the accounts of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors (the “Board”).

During the first six months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Critical Accounting Policies and Estimates in Part IV, Page F-6 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FAS Statement No. 162 (“SFAS 168”). SFAS 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. The adoption of the Codification changed our references to U.S. GAAP accounting standards, but did not impact our results of operations, financial position, or liquidity.

Accounting Standards Updates Not Yet Effective

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to Accounting Standards Codification (“ASC”) 820 (Topic 820, Fair Value Measurements and Disclosures). This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair values of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for our interim consolidated financial statements for the quarter ended December 31, 2009 (our third quarter of fiscal 2010). We do not expect that the provisions of the update will have a material effect on our results of operations, financial position, or liquidity.

Note 3.       Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	September 30,	March 31,
	2009	2009
Raw materials	$4,342	$4,253
Work-in-process	454	369
Finished goods	553	864
	$5,349	$5,486

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources. However, some components are available only from a limited number of suppliers, and several key components are supplied to us by single source suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 4.       Financial Instruments

Short-Term Investments

We classify investments with original maturities of greater than 90 days in certificates of deposit, corporate bonds, and government securities as short-term investments. We intend to hold these investments to maturity. Our short-term investments are carried at amortized cost in our condensed consolidated balance sheets.

The following table summarizes these securities classified as held to maturity.

	September 30, 2009		March 31, 2009
Held to maturity less than one year:	Fair Value	Cost	Fair Value	Cost
Certificates of deposit	$3,496	$3,504	$4,262	$4,299
Corporate bonds	801	802	2,768	2,875
Government securities	125	125	774	774
Total short-term investments	$4,422	$4,431	$7,804	$7,948

Fair Value Measurements

The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and capital lease obligations approximate fair value due to their short-term nature.

Note 5.       Stock-Based Awards

Stock Option Plans

Our first stock option plan (the “1990 Plan”) allowed us to grant key employees and consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. The Board had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Under the 2000 Plan, the Board and our stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock of which 45,583 shares remain available for future grants as of September 30, 2009. We do not grant any new options under the 1990 Plan.

In August 2007, our stockholders approved our 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of common stock. The terms of the 2007 Plan are substantially the same as the 2000 Plan. Under the 2007 Plan, we grant options to both employees and consultants with vesting periods ranging from immediate to six years. As of September 30, 2009, there remain 1,381,338 shares available for future grants under the 2007 Plan.

In July 2003, we adopted, and our stockholders approved, the 2003 Director Option Plan, which was amended in August 2008 (the “Amended 2003 Plan”). The Amended 2003 Plan increased the annual automatic grant from 4,000 options to 10,000 options per outside director per year, and increased the maximum number of options available under the Amended 2003 Plan from 200,000 to 450,000. The automatic grant is issued at the annual shareholder’s meeting, typically held in September of each year. During each of our 2008 and 2009 annual meetings held in August 2008 and September 2009, respectively, 10,000 options were granted to each of our then and current five outside directors. If the number of outside directors remains unchanged, we would be required to grant options to purchase an aggregate of 50,000 shares at each of the annual shareholder’s meeting scheduled for September 2010.

The Amended 2003 Plan also provides for granting newly elected outside directors a one-time grant of 10,000 options. In May and June 2009, two outside directors resigned for personal reasons and were replaced by two new outside directors. Accordingly, in July 2009, the two new outside directors were each granted 10,000 options. As of September 30, 2009, there remain 282,000 shares available for future grants under the Amended 2003 Plan.

Stock-Based Compensation Expense

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

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

We recorded stock-based compensation expense for the three and six months ended September 30, 2009 and 2008 in the condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of sales	$130	$58	$203	$71
Selling, general, and administrative expenses	466	261	646	378
Research and development expenses	(1)	358	67	397
Total stock-based compensation expense	$595	$677	$916	$846

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards. The expected life (estimated period of time that we expect employees, consultants and directors to hold their stock options) was estimated based on historical rates for two group classifications, (i) employees and consultants and (ii) outside directors. Expected volatility was based on historical volatility of our stock price for a period equal to the stock option’s expected life and calculated on a daily basis. The expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.75%	2.95%	2.46%	3.07%
Expected life (in years)	6.25	6.25	6.24	6.25
Expected volatility	88%	79%	87%	78%
Expected dividend yield	--	--	--	--

A summary of our stock options activity for the six months ended September 30, 2009 was as follows:

				Weighted Avg.
				Remaining
	Number	Exercise	Weighted Avg.	Contractual Life
	of Shares	Price Range	Exercise Price	in Years
Outstanding, March 31, 2009	5,940,694	$ 0.79–$ 5.10	$2.04	6.61
Granted	798,636	$ 0.85–$ 1.50	1.19
Exercised	(36,060)	$1.12	1.12
Canceled	(343,986)	$ 0.98–$ 4.88	2.03
Outstanding, September 30, 2009	6,359,284	$ 0.79–$ 5.10	$1.94	6.57
Vested and expected to vest, September 30, 2009	5,547,422	$ 0.79–$ 5.10	$1.86	6.27
Exercisable, September 30, 2009	3,858,681	$ 0.79–$ 5.10	$1.64	5.13

At September 30, 2009, unrecognized stock-based compensation expense related to stock options was approximately $2.4 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The weighted average fair value of options granted during the three months ended September 30, 2009 and 2008 was $0.87 and $2.59 per share, respectively. The weighted average fair value of options granted during the six months ended September 30, 2009 and 2008 was $0.88 and $2.74 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $1.1 million for stock options outstanding, $0.8 million for stock options exercisable, and $1.0 million for stock options vested and expected to vest as of September 30, 2009. The total intrinsic value for stock options exercised during the three months ended September 30, 2008 was approximately $0.2 million. There were no stock options exercised during the three months ended September 30, 2009. The total intrinsic value for stock options exercised during the six months ended September 30, 2009 and 2008 was approximately $6 thousand and $2.5 million, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Note 6.     Discontinued Operations

During the third quarter of fiscal 2009, we sold the assets of BEST DMS Inc. (“BEST-DMS”) to Ghiglieri Winchester Inc., the successor to Best Dysphasia Management Services, Inc. This transaction was signed on November 7, 2008, closed on November 10, 2008, and was effective October 28, 2008. BEST-DMS formerly constituted our health services segment.

In accordance with the provisions of ASC 205-20 (Subtopic 20 “Discontinued Operations” of Topic 205, Presentation of Financial Statements), we classified the BEST-DMS assets that were sold as discontinued operations for all periods presented. Accordingly, depreciation and amortization associated with those assets was discontinued. Additionally, since all assets were part of the health services segment, we determined that these assets comprised operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our operations.

Net sales and pretax loss from discontinued operations for the three and six months ended September 30, 2008 are shown below. There was no impact for discontinued operations in our condensed consolidated statement of operations for the current fiscal year.

	Net Sales	Pretax Loss
Three months ended September 30, 2008	$268	$(586)

Six months ended September 30, 2008	$501	$(774)

Note 7.     Segment Information

We design, develop, manufacture, and market products for endoscopy in two reportable segments, medical and industrial.

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible endoscopes and our Slide-On EndoSheath® technology, for a variety of specialties and markets.

Our industrial segment, through our wholly-owned subsidiary, Machida, Inc. (“Machida”), designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

Our two current reportable segments follow the accounting policies described in the Critical Accounting Policies and Estimates section of our Form 10-K for fiscal 2009, on page F-6. We evaluate segment performance based upon operating income. Identifiable assets are those used directly in the operations of each segment and general corporate assets, such as cash and short-term investments are allocated to each segment.

The following table presents key financial highlights, by reportable segments:

				Continuing
Three months ended September 30,	Medical	Industrial	Adjustments *	Operations
2009
Sales to external customers	$2,248	$641	$-	$2,889
Gross profit	293	172	-	465
Operating loss	(3,066)	(73)	-	(3,139)
Interest expense, net	(25)	-	-	(25)
Depreciation and amortization	150	5	-	155
Stock-based compensation	539	56	-	595
Total assets	15,625	2,268	(3,194)	14,699
Expenditures for fixed assets	241	-	-	241

2008
Sales to external customers	$2,141	$644	$-	$2,785
Gross profit	(107)	332	-	225
Operating (loss) income	(3,833)	95	-	(3,738)
Interest income, net	70	-	-	70
Depreciation and amortization	82	8	-	90
Stock-based compensation	677	-	-	677
Total assets	26,152	2,761	(4,082)	24,831
Expenditures for fixed assets	5	-	-	5

Six months ended September 30,
2009
Sales to external customers	$4,853	$1,354	$-	$6,207
Gross profit	733	520	-	1,253
Operating (loss) income	(5,682)	63	-	(5,619)
Interest income, net	25	-	-	25
Depreciation and amortization	295	10	-	305
Stock-based compensation	846	70	-	916
Expenditures for fixed assets	431	-	-	431

2008
Sales to external customers	$4,141	$1,340	$-	$5,481
Gross profit	371	503	-	874
Operating (loss) income	(7,032)	53	-	(6,979)
Interest income, net	135	-	-	135
Depreciation and amortization	163	17	-	180
Stock-based compensation	846	-	-	846
Expenditures for fixed assets	398	-	-	398

	September 30,
* Adjustments	2009	2008
Intercompany eliminations	$(1,779)	$(2,667)
Investment in subsidiaries	(1,415)	(1,415)
Total assets	$(3,194)	$(4,082)

Note 8.     Subsequent Events

On November 9, 2009, we entered into a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”). Any amounts drawn against the Loan (an “Advance”) accrue interest at a per annum rate of 7.5%. The Lender will receive an availability fee equal to a per annum rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan in the event of a change of control of the Company and we will be required to prepay part or all of the amounts outstanding in the event we secure other financing or consummate a sale or license of assets, in each case resulting in net proceeds of $5.0 million or greater.

In addition, the Lender will receive two five-year warrants to purchase an aggregate of up to 651,515 shares of our common stock. The first warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock) is immediately vested upon issuance. The second warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which shall be the amount of the new Advance and (B) the denominator of which shall be $5.0 million.

On November 8, 2009, the Board received the resignation, effective immediately, of Mr. Ron Hadani as our President and Chief Executive Officer and as a member of the Board. Mr. Hadani resigned due to personal reasons and his resignation was not caused by any disagreement with us or the management or the Board. In connection with Mr. Hadani’s resignation, we have offered Mr. Hadani certain severance payments and other benefits.

On November 9, 2009, the Board appointed Mr. Warren Bielke, age 62, a current member of the Board to serve, effective immediately, as Interim Chief Executive Officer (“Interim CEO”), until the earlier of his resignation or such time as a Chief Executive Officer is selected by the Board. Mr. Bielke will continue to serve as a member on the Board. Mr. Bielke has served as a member of the Board since 2005, served on the Audit Committee until April 2009 and, until his appointment as Interim CEO, served as a consultant to us managing our sales and marketing efforts. Mr. Bielke served as a consultant to us pursuant to a Consulting Agreement between Mr. Bielke and us effective April 7, 2009 and filed with the SEC as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. This Consulting Agreement will be terminated in connection with his role as Interim CEO.

In connection with Mr. Bielke’s position as Interim CEO, we entered into an Employment Agreement, effective November 9, 2009, with Mr. Bielke, pursuant to which he will be entitled to receive a base salary of $255,000 per year, a performance-based incentive compensation as determined by the Compensation Committee of the Board, and certain other benefits. Upon entering into the Employment Agreement and with respect to each three month period of employment, Mr. Bielke will be granted an immediately vested option to purchase 100,000 shares of our common stock in accordance with our 2007 Plan.

On November 9, 2009, we issued a press release announcing the resignation of Mr. Hadani and the appointment of Mr. Bielke as Interim CEO.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products, renewing our exclusive distribution agreement with Medtronic Xomed, Inc. on acceptable terms, changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our dependence on certain distributors and customers; competition; technological difficulties; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Registered Trademarks, Trademarks and Service Marks

Vision-Sciences, Inc. owns the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

Executive Summary

We design, develop, manufacture, and market products for endoscopy - the science of using an instrument, known as an endoscope - to provide minimally invasive access to areas not readily visible to the human eye. We operate in two segments, medical and industrial. Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible fiber and video endoscopes and our Slide-On EndoSheath technology, for a variety of specialties and markets. Our industrial segment, through our wholly-owned subsidiary, Machida, Inc. (“Machida”), designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

Within our medical segment we target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and sell these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. Our TNE (trans-nasal esophagoscopy) endoscopes are manufactured by us, and are marketed to ENT and GI physicians. The TNE endoscopes, which are sold to the ENT physicians, are marketed and distributed by Medtronic.  Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians.  Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice. We manufacture, market, and sell our recently released bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

New Product Releases

In the first quarter of fiscal 2010, we began commercial manufacturing and sales of our newly developed line of ENT-4000 products, a new line of products incorporating state-of-the-art fiber optic technology to replace the ENT-2000, a standard scope for office and hospital based laryngeal care, and the ENT-3000, a portable laryngoscope utilizing a battery-powered LED light source.

In the first quarter of fiscal 2010, we also initiated commercial manufacturing and sales of the BRS-5000, our new, digital, video-based flexible bronchoscope (an endoscope which allows detailed viewing of the lungs), which is utilized with our EndoSheath technology. The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000-Series processor. This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor. It is marketed to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

Results of Operations

Net sales by market and by category for the three and six months ended September 30, 2008 have been reclassified to conform to the current year’s presentation.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008 (in thousands, except percentages)

Net Sales

Net sales increased $0.1 million, or 4%, in the second quarter of fiscal 2010 to $2.9 million compared to $2.8 million in the second quarter of fiscal 2009. During the second quarter of fiscal 2010, our medical segment’s net sales of $2.2 million increased by $0.1 million, or 5%, while our industrial segment’s net sales of $0.6 million remained flat compared to the same period last year.

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market, and by category for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,
Market/Category	2009	2008	Difference	Percentage
ENT and TNE	$1,007	$1,249	$(242)	-19%
Urology	520	718	(198)	-28%
Bronchoscopy	136	-	136	100%
Repairs, peripherals, and accessories	585	174	411	236%
Total medical sales	$2,248	$2,141	$107	5%
Borescopes	411	446	(35)	-8%
Repairs	230	198	32	16%
Total industrial sales	$641	$644	$(3)	0%
Total sales	$2,889	$2,785	$104	4%

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	September 30,
ENT/TNE market	2009	2008	Difference	Percentage
Endoscopes	$974	$1,231	$(257)	-21%
Slide-On EndoSheaths	33	18	15	83%
Total ENT/TNE market	$1,007	$1,249	$(242)	-19%

Net sales to the ENT and TNE markets decreased $0.2 million, or 19%, in the second quarter of fiscal 2010 to $1.0 million compared to $1.2 million in the second quarter of fiscal 2009. The decrease in net sales was primarily attributable to a lower sales to Medtronic  of our fiberscopes ($0.1 million) and digital processing units, a component of our videoscope product line ($0.2 million), which was partially offset by increased sales of our videoscopes ($0.1 million).

Medical Segment – Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	September 30,
Urology market	2009	2008	Difference	Percentage
Endoscopes	$176	$473	$(297)	-63%
Slide-On EndoSheaths	344	245	99	40%
Total urology market	$520	$718	$(198)	-28%

Net sales to the urology market decreased $198 thousand, or 28%, in the second quarter of fiscal 2010 to $520 thousand compared to $718 thousand in the second quarter of fiscal 2009. The second quarter of fiscal 2009 benefited from initial orders for videoscopes from our then-independent sales representatives and international distributors ($306 thousand), which were not repeated in the current fiscal year. Higher international sales of our EndoSheath disposables partially offset the decrease in net sales of urology endoscopes ($85 thousand).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	September 30,
Bronchoscopy market	2009	2008	Difference	Percentage
Endoscopes	$131	$-	$131	100%
Slide-On EndoSheaths	5	-	5	100%
Total bronchoscopy market	$136	$-	$136	100%

In the first quarter of fiscal 2010, we launched our video bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories increased $411 thousand, or 236%, in the second quarter of fiscal 2010 to $585 thousand compared to $174 thousand in the second quarter of fiscal 2009. The increase was primarily attributable to higher repairs sales ($69 thousand) and higher sales volume of peripherals and accessories for our ENT endoscopes ($342 thousand).

Industrial Segment

Net sales of industrial products remained relatively flat in the second quarter of fiscal 2010 at $641 thousand compared to $644 thousand in the second quarter of fiscal 2009. This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit

Gross profit, measured as net sales less cost of sales, was as follows:

	Three Months Ended
	September 30,
Gross profit	2009	2008	Difference	Percentage
Medical	$293	$(107)	$400	374%
As percentage of sales	13%	-5%	18%
Industrial	172	332	-160	-48%
As percentage of sales	27%	52%	-25%
Total gross profit	$465	$225	$240	107%
As percentage of sales	16%	8%	8%

Gross profit increased $240 thousand, or 107%, in the second quarter of fiscal 2010 to $465 thousand, or 16% of net sales, compared to $225 thousand, or 8% of net sales, in the second quarter of fiscal 2009. In the medical segment, gross profit in the second quarter of fiscal 2009 reflected the start-up costs associated with manufacturing our videoscope line of products. We achieved an improved gross profit for our videoscope family of products in the second quarter of fiscal 2010 as net sales for these products increased by $113 thousand, or 26%, compared to the same period last year. We have put into place continuous improvements for our videoscope line of products, which we believe should result in improved gross margins across our entire family of products. In the industrial segment, gross profit decreased $160 thousand, or 48%, in the second quarter of fiscal 2010 to $172 thousand compared to $332 thousand in the second quarter of fiscal 2009. The decrease was primarily attributable to unfavorable labor and overhead absorption ($37 thousand) and lower borescope sales ($35 thousand).

Operating Expenses

Total operating expenses decreased $0.4 million, or 9%, in the second quarter of fiscal 2010 to $3.6 million compared to $4.0 million in the second quarter of fiscal 2009. Selling, general, and administrative (“SG&A”) expenses increased $0.1 million, or 5%, and research and development (“R&D”) expenses decreased $0.6 million, or 41%.

Operating expenses, by segment, were as follows:

	Three Months Ended
	September 30,
Operating expenses	2009	2008	Difference	Percentage
SG&A
Medical	$2,462	$2,338	$124	5%
Industrial	245	237	8	3%
Total SG&A	2,707	2,575	132	5%
R&D Medical	897	1,514	(617)	-41%
Sub-total operating expenses	3,604	4,089	(485)	-12%
Restructing charge reversal	-	(126)	126	100%
Total operating expenses	$3,604	$3,963	$(359)	-9%

SG&A Expenses – Medical Segment:

SG&A expenses in the medical segment increased $124 thousand, or 5%, in the second quarter of fiscal 2010 primarily attributable to higher stock-based compensation ($161 thousand), partially offset by lower legal fees ($54 thousand).

SG&A Expenses – Industrial Segment

SG&A expenses in the industrial segment increased $8 thousand, or 3%, in the second quarter of fiscal 2010 primarily attributable to higher stock-based compensation ($44 thousand) and sales commissions ($17 thousand), partially offset by lower expenses for office supplies ($29 thousand) and bad debt ($18 thousand).

R&D Expenses

R&D expenses decreased $617 thousand, or 41%, in the second quarter of fiscal 2010 primarily attributable to lower stock-based compensation ($359 thousand), reduced R&D materials purchases ($131 thousand), lower consulting expenses ($57 thousand), and reduced spending for new product development as the latest product innovations moved from the development stage into production ($46 thousand).

Restructuring Charge Reversal

In the second quarter of fiscal 2009, we reduced our restructuring reserve for severance and other termination costs related to the staff reduction and relocation of our Natick, MA facility by $126 thousand.

Other Income (Expense)

Other income (expense) was as follows:

	Three Months Ended
	September 30,
Other (expense) income	2009	2008	Difference	Percentage
Interest income	$21	$72	$(51)	-71%
Interest expense	(46)	(2)	(44)	2200%
Gain on sale of product line, net of direct costs	-	1,755	(1,755)	-100%
Other, net	-	26	(26)	-100%
Total other (expense) income	$(25)	$1,851	$(1,876)	-101%

Interest Income

Interest income decreased $51 thousand, or 71%, in the second quarter of fiscal 2010 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $44 thousand, or 2200%, in the second quarter of fiscal 2010 as a result of the amortization of interest for our short-term investments in corporate bonds. We carry these investments at amortized cost in our condensed consolidated balance sheet.

Gain on Sale of Product Line, Net of Direct Costs

In the second quarter of fiscal 2009, we received $2.0 million from Medtronic in connection with achieving certain milestones related to the transition of the ENT EndoSheath disposables production from our Natick facility to Medtronic’s facility in Jacksonville, FL. This payment was partially offset by direct costs of $0.2 million resulting in a net gain of $1.8 million.

Other, Net

In the second quarter of fiscal 2009, we recorded other income of $26 thousand related to the collection of accounts receivable balances that were previously written off as bad debt.

Net Loss

Net loss was as follows:

	Three Months Ended
	September 30,
Net loss	2009	2008	Difference
Loss before provision for income taxes	$(3,164)	$(1,887)	$(1,277)
Provision for income taxes	6	-	6
Net loss from continuing operations	(3,170)	(1,887)	(1,283)
Net loss from discontinued operations	-	(586)	586
Net loss	$(3,170)	$(2,473)	$(697)

Loss Before Provision for Income Taxes

Loss before provision for income taxes increased $1.3 million in the second quarter of fiscal 2010 to $3.2 million compared to $1.9 million in the second quarter of fiscal 2009. The higher loss was primarily attributable to the net gain on sale of product line of $1.8 million recognized in the second quarter of fiscal 2009, partially offset by reduced R&D expenses of $0.6 million in the second quarter of fiscal 2010.

Provision for Income Taxes

In the second quarter of fiscal 2010, we recorded a provision for state income taxes of $6 thousand. We did not record a provision in the second quarter of fiscal 2009 as a result of the operating losses we sustained.

Net Loss from Continuing Operations

Net loss from continuing operations increased $1.3 million in the second quarter of fiscal 2010 to $3.2 million compared to $1.9 million in the second quarter of fiscal 2009. The higher loss was primarily attributable to items noted for the loss before provision for income taxes (net effect of $1.1 million).

Net Loss from Discontinued Operations

Operating results for discontinued operations were as follows:

	Three Months Ended
	September 30,
Description	2009	2008
Net sales	$-	$268
Gross margin	-	32.8%
Net loss from discontinued operations	-	(586)

Net Loss

Net loss increased $0.7 million in the second quarter of fiscal 2010 to $3.2 million compared to $2.5 million in the second quarter of fiscal 2009. The higher loss was primarily attributable to items noted for the loss before provision for income taxes (net effect of $1.1 million), partially offset by the net loss from discontinued operations of $0.6 million in the second quarter of fiscal 2009.

Six months ended September 30, 2009 compared to the six months ended September 30, 2008 (in thousands, except percentages)

Net Sales

Net sales increased $0.7 million, or 13%, in the first half of fiscal 2010 to $6.2 million compared to $5.5 million in the first half of fiscal 2009. During the first half of fiscal 2010, our medical segment’s net sales of $4.9 million increased by $0.7 million, or 17%, and our industrial segment’s net sales of $1.3 million increased by $14 thousand, or 1%, compared to the same period last year.

Sales by segment, market, and by category for the six months ended September 30, 2009 and 2008 were as follows:

	Six Months Ended
	September 30,
Market/Category	2009	2008	Difference	Percentage
ENT and TNE	$2,194	$2,201	$(7)	0%
Urology	1,258	1,356	(98)	-7%
Bronchoscopy	332	-	332	100%
Repairs, peripherals, and accessories	1,069	584	485	83%
Total medical sales	4,853	4,141	712	17%
Borescopes	971	905	66	7%
Repairs	383	435	(52)	-12%
Total industrial sales	1,354	1,340	14	1%
Total sales	$6,207	$5,481	$726	13%

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets were as follows:

	Six Months Ended
	September 30,
ENT/TNE market	2009	2008	Difference	Percentage
Endoscopes	$2,132	$2,172	$(40)	-2%
Slide-On EndoSheaths	62	29	33	114%
Total ENT/TNE market	$2,194	$2,201	$(7)	0%

Net sales to the ENT and TNE markets remained relatively flat in the first half of fiscal 2010 at $2.2 million as compared with the first half of fiscal 2009.

Medical Segment – Urology Market

Sales to the urology market were as follows:

	Six Months Ended
	September 30,
Urology market	2009	2008	Difference	Percentage
Endoscopes	$548	$897	$(349)	-39%
Slide-On EndoSheaths	710	459	251	55%
Total urology market	$1,258	$1,356	$(98)	-7%

Net sales to the urology market decreased $0.1 million, or 7%, in the first half of fiscal 2010 to $1.3 million compared to $1.4 million in the first half of fiscal 2009. The first half of fiscal 2009 benefited from initial orders for videoscopes from our then independent sales reps and international distributors ($0.3 million), which was not repeated in the current fiscal year. Higher international sales of our EndoSheath disposables partially offset the decrease in net sales of urology endoscopes ($0.2 million).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market were as follows:

	Six Months Ended
	September 30,
Bronchoscopy market	2009	2008	Difference	Percentage
Endoscopes	$313	$-	$313	100%
Slide-On EndoSheaths	19	-	19	100%
Total bronchoscopy market	$332	$-	$332	100%

In the first quarter of fiscal 2010, we launched our video bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons and other pulmonology-related physicians.

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories increased $0.5 million, or 83%, in the first half of fiscal 2010 to $1.1 million compared to $0.6 million in the first half of fiscal 2009. The increase was primarily attributable to higher repairs sales ($0.1 million) and higher sales volume of peripherals and accessories for our ENT endoscopes ($0.4 million).

Industrial Segment

Net sales of industrial products increased $14 thousand, or 1%, in the first half of fiscal 2010 to $1.4 million compared to $1.3 million in the first half of fiscal 2009. This segment’s products are mature, and we therefore expect future sales to remain relatively flat.

Gross Profit

Gross profit was as follows:

	Six Months Ended
	September 30,
Gross profit	2009	2008	Difference	Percentage
Medical	$733	$371	$362	98%
As percentage of sales	15%	9%	6%
Industrial	520	503	17	3%
As percentage of sales	38%	38%	0%
Total gross profit	$1,253	$874	$379	43%
As percentage of sales	20%	16%	4%

Gross profit increased $0.4 million, or 43%, in the first half of fiscal 2010 to $1.3 million, or 20% of net sales, compared to $0.9 million, or 16% of net sales, in the first half of fiscal 2009. In the medical segment, gross profit in the first half of fiscal 2009 reflected the start-up costs associated with manufacturing our videoscope line of products. We improved our gross profit for our videoscope family of products in the first half of fiscal 2010 as net sales for these products increased by $0.5 million, or 65%, compared to the same period last year. In the industrial segment, gross profit increased $17 thousand, or 3%, in the first half of fiscal 2010 to $520 thousand compared to $503 thousand in the first half of fiscal 2009. The increase was primarily attributable to manufacturing efficiencies.

Operating Expenses

Total operating expenses decreased $1.0 million, or 12%, in the first half of fiscal 2010 to $6.9 million compared to $7.9 million in the first half of fiscal 2009. SG&A expenses decreased $0.1 million, or 1%, and R&D expenses decreased $1.0 million, or 37%.

Operating expenses, by segment, were as follows:

	Six Months Ended
	September 30,
Operating expenses	2009	2008	Difference	Percentage
SG&A
Medical	$4,732	$4,816	$(84)	-2%
Industrial	457	450	7	2%
Total SG&A	5,189	5,266	(77)	-1%
R&D Medical	1,683	2,685	(1,002)	-37%
Sub-total operating expenses	6,872	7,951	(1,079)	-14%
Restructing charge reversal	-	(98)	98	100%
Total operating expenses	$6,872	$7,853	$(981)	-12%

SG&A Expenses – Medical Segment:

SG&A expenses in the medical segment decreased $84 thousand, or 2%, in the first half of fiscal 2010 primarily attributable to lower bonus expense ($135 thousand) and reduced spending on tradeshows ($66 thousand), partially offset by higher consulting expenses ($125 thousand).

SG&A Expenses – Industrial Segment

SG&A expenses in the industrial segment increased $7 thousand, or 2%, in the first half of fiscal 2010 primarily attributable to higher stock-based compensation ($54 thousand), partially offset by lower expenses for office supplies ($28 thousand) and bad debt ($18 thousand).

R&D Expenses

R&D expenses decreased $1.0 million, or 37%, in the first half of fiscal 2010 primarily attributable to lower stock-based compensation ($0.3 million), reduced spending for new product development as the latest product innovations moved from the development stage into production ($0.2 million), reduced R&D materials purchases ($0.1 million), reduced consulting expenses ($0.1 million), and lower allocations from manufacturing ($0.1 million).

Restructuring Charge Reversal

In the first half of fiscal 2009, we recorded a net adjustment of $98 thousand reducing our restructuring reserve for severance and other termination costs related to the staff reduction and relocation of our Natick, MA facility.

Other Income (Expense)

Other income (expense) was as follows:

	Six Months Ended
	September 30,
Other (expense) income	2009	2008	Difference	Percentage
Interest income	$71	$151	$(80)	-53%
Interest expense	(46)	(16)	(30)	188%
Gain on sale of product line, net of direct costs	-	4,985	(4,985)	-100%
Other, net	(28)	26	(54)	-208%
Total other (expense) income	$(3)	$5,146	$(5,149)	-100%

Interest Income

Interest income decreased $80 thousand, or 53%, in the first half of fiscal 2010 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $30 thousand, or 188%, in the first half of fiscal 2010 as a result of the amortization of interest for our short-term investments in corporate bonds.

Gain on Sale of Product Line, Net of Direct Costs

In the first half of fiscal 2009, we received $5.0 million from Medtronic, of which $3.0 million was related to the asset purchase agreement and $2.0 million was in connection with achieving certain milestones related to the transition of the ENT EndoSheath disposables production from our Natick facility to Medtronic’s facility in Jacksonville, FL.

Other, Net

In the first half of fiscal 2010, we recorded a loss on investments of $28 thousand. In the first half of fiscal 2009, we recorded other income of $26 thousand related to the collection of accounts receivable balances that were previously written off as bad debt.

Net Loss

Net loss was as follows:

	Six Months Ended
	September 30,
Net loss	2009	2008	Difference
Loss before provision for income taxes	$(5,622)	$(1,833)	$(3,789)
Provision for income taxes	16	9	7
Net loss from continuing operations	(5,638)	(1,842)	(3,796)
Net loss from discontinued operations	-	(774)	774
Net loss	$(5,638)	$(2,616)	$(3,022)

Loss Before Provision for Income Taxes

Loss before provision for income taxes increased $3.8 million in the first half of fiscal 2010 to $5.6 million compared to $1.8 million in the first half of fiscal 2009. The higher loss was primarily attributable to the net gain on sale of product line of $5.0 million recognized in the first half of fiscal 2009, partially offset by reduced R&D expenses of $1.0 million in the first half of fiscal 2010.

Provision for Income Taxes

Provision for income taxes increased $7 thousand in the first half of fiscal 2010 to $16 thousand compared to $9 thousand in the first half of fiscal 2009.

Net Loss from Continuing Operations

Net loss from continuing operations increased $3.8 million in the first half of fiscal 2010 to $5.6 million compared to $1.8 million in the first half of fiscal 2009. The higher loss was primarily attributable to items noted for the loss before provision for income taxes (net effect of $4.0 million).

Net Loss from Discontinued Operations

Operating results for discontinued operations were as follows:

	Six Months Ended
	September 30,
Description	2009	2008
Net sales	$-	$501
Gross margin	-	25.6%
Net loss from discontinued operations	-	(774)

Net Loss

Net loss increased $3.0 million in the first half of fiscal 2010 to $5.6 million compared to $2.6 million in the first half of fiscal 2009. The higher loss was primarily attributable to items noted for the loss before provision for income taxes (net effect of $4.0 million), partially offset by the net loss from discontinued operations of $0.8 million in the first half of fiscal 2009.

Liquidity and Capital Resources

At September 30, 2009, our principal source of liquidity was working capital of approximately $9.8 million, including $5.1 million in cash and short-term investments. Our cash and cash equivalents decreased $1.3 million during the first half of fiscal 2010 as compared to $10.1 million in the first half of fiscal 2009. The lower decrease was primarily attributable to lower net cash used in operating activities ($6.3 million).

In the first half of fiscal 2010, we used $4.3 million of net cash in our operating activities compared to a decrease of $10.7 million in the first half of fiscal 2009. The decrease in cash used in operations was primarily attributable to favorable changes in inventories ($2.7 million), accounts payable ($0.9 million), and accounts receivable ($0.8 million).

In the first half of fiscal 2010, we provided $3.0 million of net cash from our investing activities compared to $0.9 million used in investing activities in the first half of fiscal 2009. The increase was primarily attributable to the proceeds yielded from sales and maturities of our short-term investments ($6.0 million), partially offset by purchases of short-term investments ($2.6 million).

In the first half of fiscal 2010, we provided $27 thousand of net cash from our financing activities compared to $1.6 million in the first half of fiscal 2009. The decrease was primarily attributable to lower proceeds from the exercise of stock options ($1.6 million).

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2010 and 2011. We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We believe that our cash, short-term investments, and capital available under the $5.0 million revolving loan agreement with our Chairman, which was signed on November 9, 2009, will be sufficient to fund our working capital, capital expenditures, and future operating losses until September 30, 2010. However, if our performance expectations fall short or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

On November 9, 2009, we entered into a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”). Any amounts drawn against the Loan (an “Advance”) accrue interest at a per annum rate of 7.5%. The Lender will receive an availability fee equal to a per annum rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan in the event of a change of control of the Company and we will be required to prepay part or all of the amounts outstanding in the event we secure other financing or consummate a sale or license of assets, in each case resulting in net proceeds of $5.0 million or greater.

In addition, the Lender will receive two five-year warrants to purchase an aggregate of up to 651,515 shares of our common stock. The first warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock) is immediately vested upon issuance. The second warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which shall be the amount of the new Advance and (B) the denominator of which shall be $5.0 million.

On November 8, 2009, the Board received the resignation, effective immediately, of Mr. Ron Hadani as our President and Chief Executive Officer and as a member of the Board. Mr. Hadani resigned due to personal reasons and his resignation was not caused by any disagreement with us or the management or the Board. In connection with Mr. Hadani’s resignation, we have offered Mr. Hadani certain severance payments and other benefits.

On November 9, 2009, the Board appointed Mr. Warren Bielke, age 62, a current member of the Board to serve, effective immediately, as Interim Chief Executive Officer (“Interim CEO”), until the earlier of his resignation or such time as a Chief Executive Officer is selected by the Board. Mr. Bielke will continue to serve as a member on the Board. Mr. Bielke has served as a member of the Board since 2005, served on the Audit Committee until April 2009 and, until his appointment as Interim CEO, served as a consultant to us managing our sales and marketing efforts. Mr. Bielke served as a consultant to us pursuant to a Consulting Agreement between Mr. Bielke and us effective April 7, 2009 and filed with the SEC as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009. This Consulting Agreement will be terminated in connection with his role as Interim CEO.

In connection with Mr. Bielke’s position as Interim CEO, we entered into an Employment Agreement, effective November 9, 2009, with Mr. Bielke, pursuant to which he will be entitled to receive a base salary of $255,000 per year, a performance-based incentive compensation as determined by the Compensation Committee of the Board, and certain other benefits. Upon entering into the Employment Agreement and with respect to each three month period of employment, Mr. Bielke will be granted an immediately vested option to purchase 100,000 shares of our common stock in accordance with our 2007 Stock Incentive Plan.

On November 9, 2009, we issued a press release announcing the resignation of Mr. Hadani and the appointment of Mr. Bielke as Interim CEO.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Interim CEO and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon the foregoing, our Interim CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal years 2010 and 2011, because of spending for research and development, increasing our global network of independent sales representatives and distributors, investing in a direct sales force for the North American market, general business operations and capital expenditures. As of September 30, 2009, we had cash and cash equivalents, including short- term investments, totaling approximately $5.1 million. We expect that our current balance of cash, short-term investments, and capital available under the $5.0 million revolving loan agreement with our Chairman, which was signed on November 9, 2009, will be sufficient to fund our operations until September 30, 2010 (see Note 8. Subsequent Events).  However, if our performance expectations fall short or our expenses increase, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition.  There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Our failure to maintain our relationships with our key distributors on acceptable terms would have a material adverse effect on our results of operations and financial condition

We have no assurance that any distributor will continue to purchase our products at the same levels as in prior years, will purchase our new products (such as our videoscopes) or that such relationship will continue on favorable terms, if at all. For our ENT sales to the ENT market, we depend on a single worldwide distributor, Medtronic ENT. In the first half of fiscal 2010, Medtronic accounted for 45% of our total sales and 58% of our medical segment’s sales. Our exclusive distribution agreement with Medtronic has expired and as of September 30, 2009, we are still negotiating a new agreement with them. During the negotiation period, Medtronic has continued to market our ENT and TNE products sold to the ENT market, and to purchase those products from us on terms acceptable to us and on terms substantially similar to those in effect under our agreement with them. There can be no assurance that we will be able to renew the agreement on satisfactory terms. The loss of Medtronic as a customer or distributor would have an adverse material negative effect on our financial condition and future prospects. For our industrial segment sales, we rely on a worldwide network of independent distributors. There is no assurance that we will succeed in expanding our distribution network in the short-term.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Stockholders

Our 2009 Annual Meeting of Stockholders was held on September 3, 2009 for the purpose of electing three Class III Directors to serve a three-year term and to ratify the appointment of BDO Seidman, LLP as our independent registered public accountants.

David W. Anderson, Warren Bielke, and Lothar Koob were elected to serve as Class III Directors. Votes cast for the election of directors were as follows:

Election of Class III Directors
David W. Anderson	For:	21,186,905	Withheld:	833,588
Warren Bielke	For:	19,025,302	Withheld:	2,995,191
Lothar Koob	For:	21,186,840	Withheld:	833,653

The vote on the ratification of the appointment of BDO Seidman, LLP as the independent registered public accountants was as follows:

For:	21,462,654	Against:	509,189
		Abstain:	48,649

Katsumi Oneda, Lewis C. Pell, and John J. Rydzewski continued to serve as members of our Board of Directors after the annual meeting.

Item 5.  Other Information

N/A

Item 6.  Exhibits

Exhibits
10.45	Loan Agreement between Lewis C. Pell and the Company, dated November 9, 2009
10.46	Common Stock Warrants of the Company issued to Lewis C. Pell, dated November 9, 2009
10.47	Employment Agreement between Warren Bielke and the Company, dated November 9, 2009
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: November 12, 2009	/s/ Warren Bielke Warren Bielke Interim Chief Executive Officer (Duly Authorized Officer)

Date: November 12, 2009	/s/ Katherine L. Wolf Katherine L. Wolf Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2(20)	By-laws, as amended to date
*10.1(3)	1990 Stock Option Plan, as amended
*10.2(17)	2003 Director Option Plan, as amended
*10.3(4)	2000 Stock Incentive Plan
*10.3.1(12)	2007 Stock Incentive Plan, as amended
*10.5(2)	Form of Vision-Sciences, Inc.’s Invention, Non-Disclosure and Non-Competition Agreement for employees
*10.6(15)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.9(2)	Registration Rights Agreement dated as of February 28, 1992 among the Registrant and the persons listed therein
10.10(1)	Piggyback Registration Rights Agreement, dated January 2, 2001, between the Company and the individuals and entities listed therein
10.11(9)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
10.12(13)	Termination Agreement between Pentax Corporation and Vision-Sciences, Inc. dated February 12, 2008
10.14(6)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15(7)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.19(5)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.21(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000.
10.31(10)	Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company
10.32(10)	Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
10.33(10)	License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
*10.35(15)	Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani
10.36(11)	Merrill Lynch Loan Management Account Agreement (the “Agreement”) between Vision-Sciences, Inc. and Merrill Lynch Bank USA (“Bank”) and accompanying Commitment Letter from the Bank.
10.38(15)	Third Amendment to Lease between 30 Ramland Road, LLC and the Company dated as December 26, 2006.
10.39(14)	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008
* 10.40(18)	Employment Letter between Katherine L. Wolf and the Company, effective September 16, 2008
10.41 (18)	Consulting Agreement between NYC Advisors LLC and the Company, effective October 1, 2008
10.42(19)	Surrender and Acceptance Agreement between Ramland Realty Associates L.L.C. and the Company dated December 31, 2008.
10.43(21)	Consulting Agreement between Warren Bielke and the Company, effective April 7, 2009.
10.44(21)	Fourth Amendment to Lease between 30 Ramland Road, LLC and the Company dated as April 12, 2009.
10.45	Loan Agreement between Lewis C. Pell and the Company, dated November 9, 2009
10.46	Common Stock Warrants of the Company issued to Lewis C. Pell, dated November 9, 2009
*10.47	Employment Agreement between Warren Bielke and the Company, dated November 9, 2009
21.1(21)	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.

**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-53490).
(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.
(8)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002.
(10)	Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A.
(11)	Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2008.
(12)	Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A.
(13)	Incorporated by reference to the current report on Form 8-K filed on February 15, 2008.
(14)	Incorporated by reference to the current report on Form 8-K filed on June 23, 2008.
(15)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
(16)	Incorporated by reference to the current report on Form 8-K filed on September 16, 2008.
(17)	Incorporated by reference Registration Statement on Form S-8, filed on October 10, 2008.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(19) (20) (21)
Incorporated by reference to the current report on Form 8-K filed on January 6, 2009.
Incorporated by reference to the current report on Form 8-K filed on July 15, 2009.
Incorporated by reference to the Annual Report on Form 10-K filed for the fiscal year ended March 31, 2009.