Form 10-Q
period 2009-12-31
VISION SCIENCES INC /DE/
filed 2010-02-11
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 11, 2010

Common Stock, par value of $0.01	36,855,776
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,	March 31,
	2009	2009
ASSETS	( unaudited )
Current assets:
Cash and cash equivalents	$394	$1,975
Short-term investments	2,112	7,948
Accounts receivable, net of allowance for doubtful accounts of $357
and $283, respectively	1,244	1,818
Inventories, net	5,262	5,486
Prepaid expenses and other current assets	634	397
Current assets of discontinued operations	-	9
Total current assets	9,646	17,633

Property and equipment, at cost:
Machinery and equipment	3,389	3,069
Furniture and fixtures	225	132
Leasehold improvements	351	163
	3,965	3,364
Less—accumulated depreciation and amortization	2,065	1,576
Total property and equipment, net	1,900	1,788
Other assets, net of accumulated amortization of $82 and $76,
respectively	84	65
Deferred debt cost, net	209	-
Total assets	$11,839	$19,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$39	$61
Accounts payable	720	1,014
Accrued expenses	2,081	1,966
Current liabilities of discontinued operations	-	6
Total current liabilities	2,840	3,047
Capital lease obligations, net of current portion	19	28
Total liabilities	2,859	3,075

Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value—
Authorized—5,000,000 shares
issued and outstanding—none	-	-
Common stock, $0.01 par value—
Authorized—50,000,000 shares
issued and outstanding—36,855,776 shares and 36,817,941 shares
at December 31, 2009 and March 31, 2009, respectively	369	368
Additional paid-in capital	81,471	80,031
Accumulated deficit	(72,860)	(63,988)
Total stockholders’ equity	8,980	16,411
Total liabilities and stockholders’ equity	$11,839	$19,486

See accompanying notes to consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$2,600	$3,610	$8,807	$9,091
Cost of sales	2,250	2,845	7,204	7,452
Gross profit	350	765	1,603	1,639

Selling, general, and administrative expenses	2,919	2,427	8,108	7,693
Research and development expenses	659	1,478	2,342	4,163
Restructuring charge reversal	-	-	-	(98)
Loss from operations	(3,228)	(3,140)	(8,847)	(10,119)

Interest income	14	85	85	237
Interest expense	(6)	-	(52)	(16)
Debt cost expense	(12)	-	(12)	-
Other, net	-	12	(28)	36
Gain on sale of product line, net of direct costs	-	-	-	4,985
Loss before provision for income taxes	(3,232)	(3,043)	(8,854)	(4,877)
Provision for income taxes	2	10	18	19
Net loss from continuing operations	(3,234)	(3,053)	(8,872)	(4,896)
Net loss from discontinued operations	-	(10)	-	(783)
Net loss	$(3,234)	$(3,063)	$(8,872)	$(5,679)

Net loss per common share - basic and diluted:
Continuing operations	$(0.09)	$(0.08)	$(0.24)	$(0.14)
Discontinued operations	-	-	-	(0.02)
Net loss per common share - basic and diluted	$(0.09)	$(0.08)	$(0.24)	$(0.16)
Shares used in computing net loss
per common share	36,855,429	36,754,852	36,852,628	36,208,808

See accompanying notes to consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number	$0.01	Number	$0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Equity
Balance, March 31, 2008	5,000	$-	35,648	$356	$77,478	$(55,763)	$22,071
Exercise of stock options	-	-	1,170	12	1,587	-	1,599
Stock based compensation
expense	-	-	-	-	966	-	966
Net loss	-	-	-	-	-	(8,225)	(8,225)
Balance, March 31, 2009	5,000	-	36,818	368	80,031	(63,988)	16,411
Exercise of stock options	-	-	38	1	42	-	43
Issuance of stock warrants	-	-	-	-	221	-	221
Stock based compensation
expense	-	-	-	-	1,177	-	1,177
Net loss	-	-	-	-	-	(8,872)	(8,872)
Balance, December 31, 2009	5,000	$-	36,856	$369	$81,471	$(72,860)	$8,980

See accompanying notes to consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,872)	$(5,679)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	494	276
Gain on sale of product line	-	(4,985)
Gain on sale of fixed assets	-	(23)
Stock-based compensation expense	1,177	1,266
Loss on investments	34	-
Debt cost expense	12	-
Changes in assets and liabilities:
Accrued interest receivable	48	(59)
Accounts receivable	574	(1,200)
Inventories	224	(2,725)
Prepaid expenses and other current assets	(221)	115
Other assets	(23)	309
Accounts payable	(294)	(360)
Accrued expenses	109	(645)
Net cash used in operating activities	(6,738)	(13,710)
Cash flows from investing activities:
Purchase of short-term investments	(2,572)	(15,617)
Proceeds from short-term investment sales/maturities	8,310	14,057
Purchase of property and equipment	(601)	(469)
Proceeds from sale of product line, net of direct costs	-	4,985
Proceeds from sale of fixed assets	-	137
Net cash provided by investing activities	5,137	3,093
Cash flows from financing activities:
Payments on capital leases	(31)	(28)
Exercise of stock options	43	1,543
Net cash provided by financing activities	12	1,515
Net decrease in cash and cash equivalents	(1,589)	(9,102)
Cash and cash equivalents from continuing operations, beginning of period	$1,975	$10,642
Cash and cash equivalents from discontinued operations, beginning of period	8	-
Cash and cash equivalents from continuing operations, end of period	$394	$1,540

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$16
Income taxes	$18	$-

Non-cash financing activities:
Stock warrants issuance	$221	$-

See accompanying notes to consolidated financial statements.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1.    Basis of Presentation

Vision-Sciences, Inc. and subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”) have prepared the consolidated financial statements included herein according to generally accepted accounting principles in the United States of America (“U.S. GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to those rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The condensed consolidated statements of operations for the three and nine months ended December 31, 2008 have been reclassified to reflect discontinued operations. Events subsequent to December 31, 2009 were evaluated until the time of the filing of this Form 10-Q with the SEC on February 11, 2010.

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

During the first nine months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Critical Accounting Policies and Estimates in Part IV, Page F-6 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to Accounting Standards Codification (“ASC”) 820 (Topic 820, Fair Value Measurements and Disclosures). This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair values of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The adoption of ASC Update 2009-05 did not have a material effect on our results of operations, financial position, or liquidity.

Accounting Standards Updates Not Yet Effective

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”), an update to ASC 820. This update provides amendments to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASC Update 2010-06 will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 measurements, which will become effective for us with the reporting period beginning April 1, 2011 (our fiscal year 2012). We do not expect that the provisions of the update will have a material effect on our results of operations, financial position, or liquidity.

Note 3.    Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	December 31,	March 31,
	2009	2009
Raw materials	$4,146	$4,253
Work-in-process	442	369
Finished goods	674	864
	$5,262	$5,486

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

The following table summarizes these securities classified as held to maturity.

	December 31, 2009		March 31, 2009
Held to maturity less than one year:	Fair Value	Cost	Fair Value	Cost
Certificates of deposit	$2,126	$2,112	$4,262	$4,299
Corporate bonds	-	-	2,768	2,875
Government securities	-	-	774	774
Total short-term investments	$2,126	$2,112	$7,804	$7,948

Fair Value Measurements

The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and capital lease obligations approximate fair value due to their short-term nature.

Note 5.    Commitments and Contingencies

Revolving Loan Agreement

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

In connection with the Loan, the Lender received  a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock), which was immediately vested upon issuance. The second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which shall be the amount of the new Advance and (B) the denominator of which shall be $5.0 million.

On the date of issuance, the fair value of the Initial and Additional Warrant Shares was approximately $221 thousand and $249 thousand, respectively. We defer costs associated with securing a line-of-credit or revolving loan agreement over the applicable term. These costs are amortized as debt cost expense in our condensed consolidated statement of operations. Accordingly, we recorded the $221 thousand associated with the Initial Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost will be amortized on a straight-line basis over the three-year term of the Loan. In the third quarter of fiscal 2010, we began amortizing the deferred debt cost resulting in the recognition of $12 thousand as debt cost expense. Upon an Advance of the Loan, the fair value of the Additional Warrant Shares will be recalculated and recognized as debt cost expense over the remaining life of the Loan using the effective interest method.

At December 31, 2009, we had no outstanding borrowings under the Loan. The $5.0 million revolving loan expires in November 2012. During the three and nine months ended December 31, 2009, we recorded approximately $4 thousand as interest expense related to the availability fee in our condensed consolidated statement of operations.

Note 6.    Stock-Based Awards

Stock Option Plans

Our first stock option plan (the “1990 Plan”) allowed us to grant key employees and consultants incentive and non-statutory stock options at the fair value of the stock on the date of grant. Options became exercisable at varying dates ranging up to five years from the date of grant. The Board had authorized the issuance of options for the purchase of up to 4,375,000 shares of common stock under the 1990 Plan. This plan expired in 2001 and was replaced with the 2000 Plan. The terms of the 2000 Plan are substantially the same as the 1990 Plan. Under the 2000 Plan, the Board and our stockholders authorized the issuance of options for the purchase of up to 4,500,000 shares of common stock of which 261,587 shares remain available for future grants as of December 31, 2009. We do not grant any new options under the 1990 Plan.

In August 2007, our stockholders approved our 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2007 Plan, we are authorized to issue options for the purchase of up to 4,000,000 shares of common stock. The terms of the 2007 Plan are substantially the same as the 2000 Plan. Under the 2007 Plan, we grant options to both employees and consultants with vesting periods ranging from immediate to six years. As of December 31, 2009, there remain 1,117,776 shares available for future grants under the 2007 Plan.

In July 2003, we adopted, and our stockholders approved, the 2003 Director Option Plan, which was amended in August 2008 (the “Amended 2003 Plan”). The Amended 2003 Plan increased the annual automatic grant from 4,000 options to 10,000 options per outside director per year, and increased the maximum number of options available under the Amended 2003 Plan from 200,000 to 450,000. The automatic grant is issued at the annual shareholder’s meeting, typically held in September of each year. During each of our 2008 and 2009 annual meetings held in August 2008 and September 2009, respectively, 10,000 options were granted to each of our then five outside directors. Currently, we have four outside directors. If the number of outside directors remains unchanged, we would be required to grant options to purchase an aggregate of 40,000 shares at each of the annual shareholder’s meeting scheduled for September 2010.

The Amended 2003 Plan also provides for granting newly elected outside directors a one-time grant of 10,000 options. In May and June 2009, two outside directors resigned for personal reasons and were replaced by two new outside directors. Accordingly, in July 2009, the two new outside directors were each granted 10,000 options. As of December 31, 2009, there remain 282,000 shares available for future grants under the Amended 2003 Plan.

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

We recorded stock-based compensation expense for the three and nine months ended December 31, 2009 and 2008 in the condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Cost of sales	$85	$17	$288	$88
Selling, general, and administrative expenses	135	177	781	555
Research and development expenses	41	226	108	623
Total stock-based compensation expense	$261	$420	$1,177	$1,266

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Risk-free interest rate	3.00%	2.45%	2.66%	2.50%
Expected life (in years)	7.04	6.17	6.51	5.95
Expected volatility	87%	83%	87%	84%
Expected dividend yield	--	--	--	--

The following table summarizes stock options activity for the nine months ended December 31, 2009:

				Weighted Avg.
				Remaining
	Number	Exercise	Weighted Avg.	Contractual Life
	of Shares	Price Range	Exercise Price	in Years
Outstanding, March 31, 2009	5,940,694	$0.79 – $5.10	$2.04	6.61
Granted	1,231,136	$0.85 – $1.50	1.21
Exercised	(37,835)	$1.12 – $1.28	1.13
Canceled	(728,928)	$0.98 – $4.88	1.71
Outstanding, December 31, 2009	6,405,067	$0.79 – $5.10	$1.93	5.86
Vested and expected to vest, December 31, 2009	5,614,799	$0.79 – $5.10	$1.84	5.44
Exercisable, December 31, 2009	4,098,069	$0.79 – $5.10	$1.62	4.17

At December 31, 2009, unrecognized stock-based compensation expense related to stock options was approximately $2.1 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The weighted average fair value of options granted during the three months ended December 31, 2009 and 2008 was $0.96 and $1.57 per share, respectively. The weighted average fair value of options granted during the nine months ended December 31, 2009 and 2008 was $0.91 and $1.37 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $413 thousand for stock options outstanding, $351 thousand for stock options exercisable, and $393 thousand for stock options vested and expected to vest as of December 31, 2009. The total intrinsic value for stock options exercised during the three months ended December 31, 2009 and 2008 was approximately $1 thousand and $19 thousand, respectively. The total intrinsic value for stock options exercised during the nine months ended December 31, 2009 and 2008 was approximately $6 thousand and $2.5 million, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Stock Warrants

The following table summarizes stock warrants activity related to the Loan with the Lender for the nine months ended December 31, 2009:

	Number	Exercise	Weighted Avg.
	of Shares	Price Range	Exercise Price
Nonvested, March 31, 2009	--	--	--
Granted	651,515	$1.375 – $1.65	$1.53
Vested	(272,727)	$1.375	1.375
Forfeited	--	--	--
Nonvested, December 31, 2009	378,788	$1.65	$1.65

The weighted average fair value of warrants granted during the three and nine months ended December 31, 2009 was $0.72 per share.

At December 31, 2009, unrecognized debt cost expense related to the Initial Warrant Shares was approximately $209 thousand,  which  is expected to be recognized over a weighted average period of approximately 2.8 years. Upon an Advance of the Loan, the fair value of the Additional Warrant Shares will be recalculated and recognized as debt cost expense over the remaining life of the Loan using the effective interest method (see Note 5. Commitments and Contingencies).

Note 7.  Discontinued Operations

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

Net sales and pretax loss from discontinued operations for the three and nine months ended December 31, 2008 are shown below. There was no impact for discontinued operations in our condensed consolidated statement of operations for the current fiscal year.

	Net Sales	Pretax Loss
Three months ended December 31, 2008	$82	$(9)

Nine months ended December 31, 2008	$583	$(783)

Note 8. Segment Information

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

The following table presents key financial highlights, by reportable segments:

				Continuing
Three months ended December 31,	Medical	Industrial	Adjustments *	Operations
2009
Net sales to external customers (1)	$1,842	$758	$-	$2,600
Gross profit	8	342	-	350
Operating (loss) income	(3,324)	96	-	(3,228)
Interest income, net	8	-	-	8
Depreciation and amortization	184	5	-	189
Stock-based compensation	239	22	-	261
Total assets	11,631	2,570	(2,362)	11,839
Expenditures for fixed assets	162	8	-	170

2008
Net sales to external customers	$2,776	$834	$-	$3,610
Gross profit	431	334	-	765
Operating (loss) income	(3,248)	108	-	(3,140)
Interest income, net	85	-	-	85
Depreciation and amortization	88	8	-	96
Stock-based compensation	420	-	-	420
Total assets	23,325	3,016	(3,872)	22,469
Expenditures for fixed assets	71	-	-	71

Nine months ended December 31,
2009
Net sales to external customers (1)	$6,695	$2,112	$-	$8,807
Gross profit	552	1,051	-	1,603
Operating (loss) income	(9,194)	347	-	(8,847)
Interest income, net	33	-	-	33
Depreciation and amortization	479	15	-	494
Stock-based compensation	1,085	92	-	1,177
Expenditures for fixed assets	593	8	-	601

2008
Net sales to external customers	$6,917	$2,174	$-	$9,091
Gross profit	802	837	-	1,639
Operating (loss) income	(10,280)	161	-	(10,119)
Interest income, net	221	-	-	221
Depreciation and amortization	251	25	-	276
Stock-based compensation	1,266	-	-	1,266
Expenditures for fixed assets	469	-	-	469

	December 31,
* Adjustments	2009	2008
Intercompany eliminations	$(1,397)	$(2,457)
Investment in subsidiaries	(965)	(1,415)
Total assets	$(2,362)	$(3,872)

(1) Includes $0.2 million of milestone revenue from SpineView, Inc. (see Note 9. Related Party Transaction).

Note 9. Related Party Transaction

In the first quarter of fiscal 2009, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. In the third quarter of fiscal 2010, pursuant to the terms of the SpineView, we recorded $0.2 million in connection with the milestone achievement for delivery of the first working prototype of the SpineView spinoscope. The milestone revenue related to non-recurring engineering costs for the development of the spinoscope prototype.

Mr. Pell, our Chairman, is the Chairman of the SpineView board and an investor in SpineView. Mr. Katsumi Oneda, a member of our Board, is also an investor in SpineView. Our policy with respect to transactions in which any of our directors or officers may have an interest, requires that such transaction (i) be on terms no less favorable to us than could be obtained from unaffiliated third parties and (ii) be approved by a majority of the uninterested, outside members of the Board.

At a Board meeting held during the first quarter of fiscal 2009, the Board reviewed the terms of the final draft of the SpineView Agreement, outside of the presence of Messrs. Pell and Oneda. The remaining (uninterested) members of our Board determined that the SpineView Agreement was fair, properly negotiated, and would be at least as favorable to us as could have been obtained from unaffiliated third parties, and accordingly, after discussion, it was approved.

Note 10. Subsequent Event

On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT (ear, nose, and throat) endoscopes. Medtronic and we have agreed to a transition period through April 1, 2010 during which time we will continue to support the Medtronic sales force and Medtronic will assist us in transitioning Medtronic’s customer service needs directly to us, among other items. After April 1, 2010, we will sell our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Metronic; our dependence on certain distributors and customers; competition; technological difficulties; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

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

Medical Segment Areas

Within our medical segment we target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and have sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT endoscopes.  Medtronic and we have agreed to a transition period through April 1, 2010 during which time we will continue to support the Medtronic sales force and Medtronic will assist us in transitioning Medtronic’s customer service needs directly to us, among other items. After April 1, 2010, we will sell our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. Our TNE (trans-nasal esophagoscopy) endoscopes are manufactured by us, and are marketed to ENT and GI physicians. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians.  Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice. We manufacture, market, and sell our recently released bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

Strategy and Value Proposition

By increasing our sales and marketing efforts in our medical segment, we intend to transform ourselves from a research and development-focused company to a sales and marketing-driven company, with the primary goal of increasing top line revenue and margins. We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability. Our EndoSheath technology allows our customers to buy fewer endoscopes to service their patients and enables them to schedule more patient appointments in a single day. Our single-use EndoSheath technology provides a sterile barrier between patients and our reusable endoscopes, eliminating the need for time-consuming reprocessing routines necessary with conventional endoscopes. Our endoscopes are therefore typically ready for the next procedure in ten minutes, unlike conventional endoscopes which may take from 45 minutes to a day to reprocess. Our plan is to place significant efforts into branding, messaging opportunities and clinical support research within all of our medical segment areas to ensure that the value of our products is communicated more effectively to our customers.

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

Revolving Loan Agreement

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

In connection with the Loan, the Lender received  a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock), which was immediately vested upon issuance. The second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which shall be the amount of the new Advance and (B) the denominator of which shall be $5.0 million.

On the date of issuance, the fair value of the Initial and Additional Warrant Shares was approximately $221 thousand and $249 thousand, respectively. We defer costs associated with securing a line-of-credit or revolving loan agreement over the applicable term. These costs are amortized as debt cost expense in our condensed consolidated statement of operations. Accordingly, we recorded the $221 thousand associated with the Initial Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost will be amortized on a straight-line basis over the three-year term of the Loan. In the third quarter of fiscal 2010, we began amortizing the deferred debt cost resulting in the recognition of $12 thousand as debt cost expense. Upon an Advance of the Loan, the fair value of the Additional Warrant Shares will be recalculated and recognized as debt cost expense over the remaining life of the Loan using the effective interest method.

Results of Operations

Net sales by market and by category for the three and nine months ended December 31, 2008 have been reclassified to conform to the current year’s presentation.

Three months ended December 31, 2009 compared to the three months ended December 31, 2008 (in thousands, except percentages)

Net Sales

Net sales decreased $1.0 million, or 28%, in the third quarter of fiscal 2010 to $2.6 million compared to $3.6 million in the third quarter of fiscal 2009. During the third quarter of fiscal 2010, our medical segment’s net sales of $1.8 million decreased by $0.9 million, or 34%, primarily attributable to lower sales in the ENT and TNE market ($1.3 million) and our industrial segment’s net sales of $0.8 million decreased by $0.1 million, or 9%, primarily attributable to lower sales of our borescopes ($0.1 million) compared to the same period last year.

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market, and by category for the three months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended
	December 31,
Market/Category	2009	2008	Difference	Percentage
ENT and TNE	$550	$1,894	$(1,344)	-71%
Urology	444	237	207	87%
Bronchoscopy	94	-	94	100%
SpineView milestone (1)	225	-	225	100%
Repairs, peripherals, and accessories	529	645	(116)	-18%
Total medical sales	1,842	2,776	(934)	-34%
Borescopes	610	664	(54)	-8%
Repairs	148	170	(22)	-13%
Total industrial sales	758	834	(76)	-9%
Total sales	$2,600	$3,610	$(1,010)	-28%

(1) See Note 9. Related Party Transaction.

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	December 31,
ENT/TNE market	2009	2008	Difference	Percentage
Endoscopes	$541	$1,768	$(1,227)	-69%
Slide-On EndoSheaths	9	126	(117)	-93%
Total ENT/TNE market	$550	$1,894	$(1,344)	-71%

Net sales to the ENT and TNE markets decreased $1.3 million, or 71%, in the third quarter of fiscal 2010 to $0.6 million compared to $1.9 million in the third quarter of fiscal 2009. The decrease in net sales was primarily attributable to lower sales to Medtronic of our fiberscopes and videoscopes ($0.8 million) and digital processing units, a component of our videoscope product line ($0.2 million).

Medical Segment – Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	December 31,
Urology market	2009	2008	Difference	Percentage
Endoscopes	$163	$36	$127	353%
Slide-On EndoSheaths	281	201	80	40%
Total urology market	$444	$237	$207	87%

Net sales to the urology market increased $0.2 million, or 87%, in the third quarter of fiscal 2010 to $0.4 million compared to $0.2 million in the third quarter of fiscal 2009. The increase in net sales was primarily attributable to higher sales of our fiberscopes ($0.1 million) and EndoSheath disposables ($0.1 million).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	December 31,
Bronchoscopy market	2009	2008	Difference	Percentage
Endoscopes	$74	$-	$74	100%
Slide-On EndoSheaths	20	-	20	100%
Total bronchoscopy market	$94	$-	$94	100%

In the first quarter of fiscal 2010, we launched our video bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

Medical Segment – SpineView Milestone

In the third quarter of fiscal 2010, pursuant to the terms of the Development and Supply agreement between us and SpineView, Inc., we recorded $0.2 million in connection with the milestone achievement for delivery of the first working prototype of the SpineView spinoscope. The milestone revenue related to non-recurring engineering costs for the development of the spinoscope prototype.

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories decreased $0.1 million, or 18%, in the third quarter of fiscal 2010 to $0.5 million compared to $0.6 million in the third quarter of fiscal 2009. The decrease was primarily attributable to lower sales volume of peripherals and accessories for our ENT endoscopes ($0.1 million).

Industrial Segment

Net sales of industrial products of $0.8 million decreased $0.1 million, or 9%, in the third quarter of fiscal 2010 compared to the same period last year. The decrease was primarily attributable to lower sales of our borescopes ($0.1 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit

Gross profit, measured as net sales less cost of sales, was as follows:

	Three Months Ended
	December 31,
Gross profit	2009	2008	Difference	Percentage
Medical	$8	$431	$(423)	-98%
As percentage of sales	0%	16%	-16%
Industrial	342	334	8	2%
As percentage of sales	45%	40%	5%
Total gross profit	$350	$765	$(415)	-54%
As percentage of sales	13%	21%	-8%

Gross profit decreased $0.4 million, or 54%, in the third quarter of fiscal 2010 to $0.4 million, or 13% of net sales, compared to $0.8 million, or 21% of net sales, in the third quarter of fiscal 2009. In the medical segment, gross profit decreased $0.4 million, or 98%, in the third quarter of fiscal 2010 compared to the same period last year. The decrease was primarily due to unfavorable overhead absorption as result of the lower sales volume ($0.3 million). In the industrial segment, gross profit increased by a marginal 2% in the third quarter of fiscal 2010 to $0.3 million compared to the same period last year. The increase was primarily attributable to manufacturing efficiencies.

Operating Expenses

Total operating expenses decreased $0.3 million, or 8%, in the third quarter of fiscal 2010 to $3.6 million compared to $3.9 million in the third quarter of fiscal 2009. Selling, general, and administrative (“SG&A”) expenses increased $0.5 million, or 20%, and research and development (“R&D”) expenses decreased $0.8 million, or 55%, compared to the same period last year.

Operating expenses, by segment, were as follows:

	Three Months Ended
	December 31,
Operating expenses	2009	2008	Difference	Percentage
SG&A
Medical	$2,673	$2,201	$472	21%
Industrial	246	226	20	9%
Total SG&A	2,919	2,427	492	20%
R&D Medical	659	1,478	(819)	-55%
Total operating expenses	$3,578	$3,905	$(327)	-8%

SG&A Expenses – Medical Segment

SG&A expenses in the medical segment increased $0.5 million, or 21%, in the third quarter of fiscal 2010 primarily attributable to one-time termination costs for the former Chief Executive Officer (“CEO”) ($0.5 million).

SG&A Expenses – Industrial Segment

SG&A expenses in the industrial segment increased by 9% in the third quarter of fiscal 2010 to $0.2 million primarily due to higher corporate allocations as a result of the one-time termination costs associated with the former CEO.

R&D Expenses

R&D expenses decreased $0.8 million, or 55%, in the third quarter of fiscal 2010 primarily attributable to reduced spending for our videoscope product line as this latest product innovation moved from the development stage into production ($0.3 million), lower stock-based compensation ($0.2 million), and the reclassification of labor and materials associated with the development of the working spinoscope prototype to cost of goods sold ($0.2 million).

Other Income

Other income was as follows:

	Three Months Ended
	December 31,
Other (expense) income	2009	2008	Difference	Percentage
Interest income	$14	$85	$(71)	-84%
Interest expense	(6)	-	(6)	100%
Debt cost expense	(12)	-	(12)	100%
Other, net	-	12	(12)	-100%
Total other (expense) income	$(4)	$97	$(101)	-104%

Interest Income

Interest income decreased $71 thousand, or 84%, in the third quarter of fiscal 2010 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $6 thousand, or 100%, in the third quarter of fiscal 2010 primarily attributable to the availability fee associated with the $5.0 million revolving loan with the Lender.

Debt Cost Expense

In the third quarter of fiscal 2010, we recorded debt cost expense of $12 thousand associated with the issuance of the Initial Warrant Shares.

Other, Net

In the third quarter of fiscal 2009, we recorded other income of $12 thousand related to the collection of accounts receivable balances that were previously written off as bad debt.

Net Loss

Net loss was as follows:

	Three Months Ended
	December 31,
Net loss	2009	2008	Difference
Loss before provision for income taxes	$(3,232)	$(3,043)	$(189)
Provision for income taxes	2	10	(8)
Net loss from continuing operations	(3,234)	(3,053)	(181)
Net loss from discontinued operations	-	(10)	10
Net loss	$(3,234)	$(3,063)	$(171)

Loss Before Provision for Income Taxes

Loss before provision for income taxes increased $0.2 million in the third quarter of fiscal 2010 to $3.2 million primarily attributable to the lower gross profit of $0.4 million, which was partially offset by reduced operating expenses of $0.3 million.

Provision for Income Taxes

We recorded a provision for state income taxes of $2 thousand and $10 thousand in the third quarter of fiscal 2010 and 2009, respectively.

Net Loss from Continuing Operations

Net loss from continuing operations increased $0.2 million in the third quarter of fiscal 2010 to $3.2 million primarily attributable to the lower gross profit, which was partially offset by reduced operating expenses.

Net Loss from Discontinued Operations

Operating results for discontinued operations were as follows:

	Three Months Ended
	December 31,
Description	2009	2008
Net sales	$-	$82
Gross margin	-	18%
Net loss from discontinued operations	-	(10)

Net Loss

Net loss increased $0.2 million in the third quarter of fiscal 2010 to $3.2 million primarily attributable to the lower gross profit, which was partially offset by reduced operating expenses.

Nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 (in thousands, except percentages)

Net Sales

Net sales decreased $0.3 million, or 3%, in the first nine months of fiscal 2010 to $8.8 million compared to $9.1 million in the first nine months of fiscal 2009. During the first nine months of fiscal 2010, our medical segment’s net sales of $6.7 million decreased by $0.2 million, or 3%, primarily attributable to lower sales in the ENT and TNE market ($1.1 million), partially offset by sales of our video bronchoscopes ($0.4 million) and our industrial segment’s net sales of $2.1 million decreased by $0.1 million, or 3%, primarily attributable to lower repairs sales ($0.1 million) compared to the same period last year.

Sales by segment, market, and by category for the nine months ended December 31, 2009 and 2008 were as follows:

	Nine Months Ended
	December 31,
Market/Category	2009	2008	Difference	Percentage
ENT and TNE	$2,744	$3,880	$(1,136)	-29%
Urology	1,702	1,543	159	10%
Bronchoscopy	426	-	426	100%
SpineView milestone (1)	225	-	225	100%
Repairs, peripherals, and accessories	1,598	1,494	104	7%
Total medical sales	6,695	6,917	(222)	-3%
Borescopes	1,581	1,569	12	1%
Repairs	531	605	(74)	-12%
Total industrial sales	2,112	2,174	(62)	-3%
Total sales	$8,807	$9,091	$(284)	-3%

 (1) See Note 9. Related Party Transaction.

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets were as follows:

	Nine Months Ended
	December 31,
ENT/TNE market	2009	2008	Difference	Percentage
Endoscopes	$2,673	$3,724	$(1,051)	-28%
Slide-On EndoSheaths	71	156	(85)	-54%
Total ENT/TNE market	$2,744	$3,880	$(1,136)	-29%

Net sales to the ENT and TNE markets decreased $1.1 million, or 29%, in the first nine months of fiscal 2010 to $2.7 million primarily attributable to lower sales to Medtronic  of our fiberscopes ($0.8 million) and digital processing units, a component of our videoscope product line ($0.3 million).

Medical Segment – Urology Market

Sales to the urology market were as follows:

	Nine Months Ended
	December 31,
Urology market	2009	2008	Difference	Percentage
Endoscopes	$711	$883	$(172)	-19%
Slide-On EndoSheaths	991	660	331	50%
Total urology market	$1,702	$1,543	$159	10%

Net sales to the urology market increased $0.2 million, or 10%, in the first nine months of fiscal 2010 to $1.7 million compared to $1.5 million in the first nine months of fiscal 2009. The first nine months of fiscal 2009 benefited from initial orders for videoscopes from our then independent sales reps and international distributors ($0.3 million), which was not repeated in the current fiscal year. Higher sales of our EndoSheath disposables offset the decrease in net sales of urology endoscopes ($0.3 million).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market were as follows:

	Nine Months Ended
	December 31,
Bronchoscopy market	2009	2008	Difference	Percentage
Endoscopes	$387	$-	$387	100%
Slide-On EndoSheaths	39	-	39	100%
Total bronchoscopy market	$426	$-	$426	100%

In the first quarter of fiscal 2010, we launched our video bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons and other pulmonology-related physicians.

Medical Segment – SpineView Milestone

In the third quarter of fiscal 2010, we recorded $0.2 million in connection with the milestone achievement for delivery of the first working prototype of the SpineView spinoscope. The milestone revenue related to non-recurring engineering costs for the development of the spinoscope prototype.

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories increased $0.1 million, or 7%, in the first months of fiscal 2010 to $1.6 million compared to $1.5 million in the first nine months of fiscal 2009. The increase was primarily attributable to higher sales volume of peripherals and accessories for our ENT endoscopes ($0.1 million).

Industrial Segment

Net sales of industrial products decreased $0.1 million, or 3%, in the first nine months of fiscal 2010 to $2.1 million primarily attributable to lower repairs revenue ($0.1 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit

Gross profit was as follows:

	Nine Months Ended
	December 31,
Gross profit	2009	2008	Difference	Percentage
Medical	$552	$802	$(250)	-31%
As percentage of sales	8%	12%	-4%
Industrial	1,051	837	214	26%
As percentage of sales	50%	39%	11%
Total gross profit	$1,603	$1,639	$(36)	-2%
As percentage of sales	18%	18%	0%

Gross profit remained relatively flat at $1.6 million, or 18% of net sales, for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. In the medical segment, gross profit decreased $0.3 million, or 31%, in the first nine months of fiscal 2010 compared to the same period last year primarily attributable to a higher inventory reserve recorded ($0.3 million). In the industrial segment, gross profit increased $0.2 million, or 26%, in the first nine months of fiscal 2010 to $1.1 million compared to the same period last year. The increase was primarily attributable to favorable overhead absorption ($0.4 million).

Operating Expenses

Total operating expenses decreased $1.3 million, or 11%, in the first nine months of fiscal 2010 to $10.5 million compared to $11.8 million in the first nine months of fiscal 2009. SG&A expenses increased $0.4 million, or 5%, and R&D expenses decreased $1.8 million, or 44%, compared to the same period last year.

Operating expenses, by segment, were as follows:

	Nine Months Ended
	December 31,
Operating expenses	2009	2008	Difference	Percentage
SG&A
Medical	$7,404	$7,017	$387	6%
Industrial	704	676	28	4%
Total SG&A	8,108	7,693	415	5%
R&D Medical	2,342	4,163	(1,821)	-44%
Sub-total operating expenses	10,450	11,856	(1,406)	-12%
Restructing charge reversal	-	(98)	98	100%
Total operating expenses	$10,450	$11,758	$(1,308)	-11%

SG&A Expenses – Medical Segment:

SG&A expenses in the medical segment increased $0.4 million, or 5%, in the first nine months of fiscal 2010 primarily attributable to one-time termination costs for the former CEO ($0.5 million).

SG&A Expenses – Industrial Segment

SG&A expenses in the industrial segment increased by 4% in the first nine months of fiscal 2010 to $0.7 million primarily due to higher corporate allocations as a result of the one-time termination costs associated with the former CEO.

R&D Expenses

R&D expenses decreased $1.8 million, or 44%, in the first nine months of fiscal 2010 primarily attributable to reduced spending for our videoscope product line as this latest product innovation moved from the development stage into production ($0.6 million), lower stock-based compensation ($0.5 million), reduced consulting expenses ($0.2 million), and the reclassification of labor and materials associated with the development of the working spinoscope prototype to cost of goods sold ($0.2 million).

Restructuring Charge Reversal

In the first nine months of fiscal 2009, we recorded a net adjustment of $98 thousand reducing our restructuring reserve for severance and other termination costs related to the staff reduction and relocation of our Natick, MA facility.

Other Income (Expense)

Other income (expense) was as follows:

	Nine Months Ended
	December 31,
Other (expense) income	2009	2008	Difference	Percentage
Interest income	$85	$237	$(152)	-64%
Interest expense	(52)	(16)	(36)	225%
Debt cost expense	(12)	-	(12)	100%
Gain on sale of product line, net of direct costs	-	4,985	(4,985)	-100%
Other, net	(28)	36	(64)	-178%
Total other (expense) income	$(7)	$5,242	$(5,249)	-100%

 Interest Income

Interest income decreased $152 thousand, or 64%, in the first nine months of fiscal 2010 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $36 thousand, or 225%, in the first nine months of fiscal 2010 primarily attributable to the amortization of interest for our short-term investments in corporate bonds. We carry these investments at amortized cost in our condensed consolidated balance sheet.

Debt Cost Expense

In the first nine months of fiscal 2010, we recorded debt cost expense of $12 thousand associated with the issuance of the Initial Warrant Shares.

Gain on Sale of Product Line, Net of Direct Costs

In the first nine months of fiscal 2009, we received $5.0 million from Medtronic, of which $3.0 million was related to the asset purchase agreement and $2.0 million was in connection with achieving certain milestones related to the transition of the ENT EndoSheath disposables production from our Natick facility to Medtronic’s facility in Jacksonville, FL.

Other, Net

In the first nine months of fiscal 2010, we recorded a loss on investments of $28 thousand. In the first nine months of fiscal 2009, we recorded other income of $36 thousand related to the collection of accounts receivable balances that were previously written off as bad debt.

Net Loss

Net loss was as follows:

	Nine Months Ended
	December 31,
Net loss	2009	2008	Difference
Loss before provision for income taxes	$(8,854)	$(4,877)	$(3,977)
Provision for income taxes	18	19	(1)
Net loss from continuing operations	(8,872)	(4,896)	(3,976)
Net loss from discontinued operations	-	(783)	783
Net loss	$(8,872)	$(5,679)	$(3,193)

Loss Before Provision for Income Taxes

Loss before provision for income taxes increased $4.0 million in the first nine months of fiscal 2010 to $8.9 million compared to $4.9 million in the first nine months of fiscal 2009. The higher loss was primarily attributable to the net gain on sale of product line of $5.0 million recognized in the first nine months of fiscal 2009, partially offset by reduced R&D expenses of $1.8 million in the first nine months of fiscal 2010.

Provision for Income Taxes

Provision for income taxes decreased $1 thousand in the first nine months of fiscal 2010 to $18 thousand compared to $19 thousand in the first nine months of fiscal 2009.

Net Loss from Continuing Operations

Net loss from continuing operations increased $4.0 million in the first nine months of fiscal 2010 to $8.9 million compared to $4.9 million in the first nine months of fiscal 2009. The higher loss was primarily attributable to the net gain on sale of product line recognized in the first nine months of fiscal 2009, partially offset by reduced R&D expenses in the first nine months of fiscal 2010.

Net Loss from Discontinued Operations

Operating results for discontinued operations were as follows:

	Nine Months Ended
	December 31,
Description	2009	2008
Net sales	$-	$583
Gross margin	-	20%
Net loss from discontinued operations	-	(783)

Net Loss

Net loss increased $3.2 million in the first nine months of fiscal 2010 to $8.9 million compared to $5.7 million in the first nine months of fiscal 2009. The higher loss was primarily attributable to the net gain on sale of product line recognized in the first nine months of fiscal 2009, partially offset by reduced R&D expenses in the first nine months of fiscal 2010.

Liquidity and Capital Resources

At December 31, 2009, our principal source of liquidity was working capital of approximately $6.8 million, including $2.5 million in cash and short-term investments. Our cash and cash equivalents decreased $1.6 million during the first nine months of fiscal 2010 as compared to $9.1 million in the first nine months of fiscal 2009. The lower decrease was primarily attributable to lower net cash used in operating activities ($7.0 million).

In the first nine months of fiscal 2010, we used $6.7 million of net cash in our operating activities compared to $13.7 million in the first nine months of fiscal 2009. The lower cash used in operations was primarily attributable to favorable changes in inventories ($2.9 million), accounts receivable ($1.8 million), and accrued expenses ($0.8 million).

In the first nine months of fiscal 2010, we provided $5.1 million of net cash from our investing activities compared to $3.1 million in the first nine months of fiscal 2009. The increase was primarily attributable to lower purchases of short-term investments ($13.0 million), partially offset by reduced proceeds yielded from sales and maturities of our short-term investments ($5.7 million).

In the first nine months of fiscal 2010, we provided $12 thousand of net cash from our financing activities compared to $1.5 million in the first nine months of fiscal 2009. The decrease was primarily attributable to lower proceeds from the exercise of stock options ($1.5 million).

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2010 and 2011. We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We believe that our cash, short-term investments, and capital available under the $5.0 million revolving loan agreement with the Lender will be sufficient to fund our working capital, capital expenditures, and future operating losses until December 31, 2010. However, if our performance expectations fall short (including regaining sales or profits generated from Medtronic) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Event

On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT endoscopes. Medtronic and we have agreed to a transition period through April 1, 2010 during which time we will continue to support the Medtronic sales force and Medtronic will assist us in transitioning Medtronic’s customer service needs directly to us, among other items. After April 1, 2010, we will sell our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon the foregoing, our Interim CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors, on page 22 of our Annual Report on Form 10-K for the year ended March 31, 2009, except for the information discussed below. You should carefully consider the risks and uncertainties we discussed in our Form 10-K and the risks described below in this quarterly report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal years 2010 and 2011, because of spending for research and development, increasing our global network of independent sales representatives and distributors, investing in a direct sales force for the North American market, general business operations, and capital expenditures. As of December 31, 2009, we had cash and cash equivalents, including short-term investments, totaling approximately $2.5 million. We expect that our current balance of cash, short-term investments, and capital available under the $5.0 million revolving loan agreement with the Lender will be sufficient to fund our operations until December 31, 2010.  However, if our performance expectations fall short (including regaining sales or profits generated from Medtronic) or our expenses increase, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition.  There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Our failure to maintain our relationships with our key distributors on acceptable terms would have a material adverse effect on our results of operations and financial condition

We have no assurance that any distributor will continue to purchase our products at the same levels as in prior years, will purchase our new products (such as our videoscopes), or that such relationship will continue on favorable terms, if at all. For our ENT sales to the ENT market, we have depended on a single, worldwide distributor, Medtronic. In the first nine months of fiscal 2010, Medtronic accounted for 43% of our total sales and 56% of our medical segment’s sales. Our exclusive distribution agreement with Medtronic expired and on February 11, 2010, we announced that Medtronic will no longer serve as the distributor of our ENT endoscopes.  Medtronic and we have agreed to a transition period through April 1, 2010 during which time we will continue to support the Medtronic sales force and Medtronic will assist us in transitioning Medtronic’s customer service needs directly to us, among other items. After April 1, 2010, we will sell our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. We believe that through our direct sales force and other distributors, we will be able to replace ENT endoscope sales lost due to the end of our distribution arrangement with Medtronic. There can be no assurance, however, that we will be able to generate ENT endoscope sales or profits at the same levels as generated through Medtronic. Unless and until we regain such sales or profits derived from such sales, the end of our distribution arrangement with Medtronic will have a material adverse effect on our business and financial condition. For our industrial segment sales, we rely on a worldwide network of independent distributors. There is no assurance that we will succeed in expanding our distribution network in the short-term.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Stockholders

N/A

Item 5.  Other Information

N/A

Item 6.  Exhibits

Exhibits
10.47	Separation and Release Agreement between Ron Hadani and the Company, dated November 9, 2009.
31.1	Certifications of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.
Date: February 11, 2010	/s/ Warren Bielke Warren Bielke Interim Chief Executive Officer (Duly Authorized Officer)

Date: February 11, 2010	/s/ Katherine L. Wolf Katherine L. Wolf Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.44(1)	Loan Agreement between Lewis C. Pell and the Company, dated November 9, 2009.
10.45(1)	Common Stock Warrants of the Company issued to Lewis C. Pell, dated November 9, 2009.
10.46(1)	Employment Agreement between Warren Bielke and the Company, dated November 9, 2009.
10.47	Separation and Release Agreement between Ron Hadani and the Company, dated November 9, 2009.
31.1	Certifications of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2009.