Form 10-K
period 2010-03-31
VISION SCIENCES INC /DE/
filed 2010-06-02
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-20970

VISION-SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3430173 (I.R.S. Employer Identification Number)

40 Ramland Road South, Orangeburg, NY (Address of principal executive offices)	10962 (Zip code)

(845) 365-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value of $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer” in “accelerated filer” and “smaller filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ was $29,560,998. The registrant has no non-voting common stock.

Number of shares outstanding of the registrant’s common stock as of June 2, 2010 was 36,855,776.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than July 29, 2010 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part I and Part III of this Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; our ability to satisfactorily distribute our ENT (ear, nose and throat) endoscopes without an arrangement with Medtronic; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Metronic; our dependence on certain distributors and customers; competition; technological difficulties; general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Item 1.  Business

Corporate Background and History

Vision-Sciences, Inc. designs, develops, manufactures, and markets products for endoscopy - the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States (“U.S.”) and independent distributors for the rest of the world. Our largest geographic markets are the U.S. and Europe.

We were incorporated in Delaware, and are the successor to operations originally begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary.  We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, and The Vision System®.  Not all products referenced in this report are approved or cleared for sale, distribution, or use.

Our principal executive offices are currently located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600. Our corporate website is www.visionsciences.com. Through a link on the Investor Relations section of our website, we make available all of our SEC filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All filings are available free of charge.

We have two reportable segments, medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible endoscopes and our Slide-On EndoSheath technology referred to as a sheath or EndoSheath disposable, for a variety of markets and specialties.

Our long-standing lines of high quality fiber-based flexible endoscopes are now augmented with our CCD (charge-coupled device) video-based flexible endoscope systems, which were cleared for sale by the Food & Drug Administration (the “FDA”) in the second half of fiscal 2008 (fiscal year ended March 31, 2008) and were launched during fiscal 2009 (fiscal year ended March 31, 2009) and fiscal 2010 (fiscal year ended March 31, 2010). In the fourth quarter of fiscal 2010, we began to significantly increase our sales and marketing efforts to support our videoscope product lines and will continue to do so during fiscal 2011 in order to drive our top-line sales. We continue to improve and refine the manufacturing of our videoscope line of products. Our flexible endoscopes are unlike conventional endoscopes, and when utilized with our EndoSheath technology, offer a multitude of benefits and advantages to the healthcare practitioner and patient.

EndoSheath endoscopy, the differentiating term we give to procedures performed with our unique technology, consists of our designed and manufactured reusable flexible endoscope combined with a single-use, sterile protective EndoSheath disposable, which is placed over the insertion tube, or patient contact area,  of the endoscope, providing patients with a sterile endoscope for each procedure.  Our “always sterile” EndoSheath technology reduces the risks of cross contamination associated with the reuse of conventional endoscopes, which are difficult and time consuming to clean, disinfect and sterilize.  The use of our EndoSheath technology allows healthcare providers to avoid the elaborate high level disinfection and sterilization routines required by the FDA for conventional endoscopes. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of office-based endoscopy.  The FDA has recently reinforced that all flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings.

By increasing our sales and marketing efforts in our medical segment, we intend to transform ourselves from a research and development-focused Company to a sales and marketing-driven Company, with the primary goal of increasing top line revenue and margins.  We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability.  Our EndoSheath technology allows our customers to buy fewer endoscopes to service their patients and enables them to schedule more patient appointments in a single day.  Our single-use EndoSheath technology provides a sterile barrier between patients and our reusable endoscopes, eliminating the need for time-consuming reprocessing routines necessary with conventional endoscopes.  Our endoscopes are therefore typically ready for the next procedure in ten minutes, unlike conventional endoscopes which may take from 45 minutes to a day to reprocess.  Our plan is to place significant efforts into branding, and messaging opportunities, clinical support research and building our direct sales force and distributor sales networks within all of our medical segment areas to ensure that the value of our products is communicated more effectively to our customers.

We target four main markets for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and have, for the past three years, sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT endoscopes.  Medtronic and we agreed to a transition period through April 1, 2010 during which time we continued to support the Medtronic sales force and Medtronic assisted us in transitioning Medtronic’s customer service needs directly to us, among other items. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. Our TNE (trans-nasal esophagoscopy) endoscopes are manufactured by us, and are marketed to ENT and GI physicians. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians.  Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice. We manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other airway management-related physicians.

Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, casting parts and ground turbines, among other items. Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. During fiscal 2009, Machida introduced a line of video borescopes using CCD technology, and in fiscal 2010, Machida introduced a portable video processor. For more information on Machida’s products, please refer to its website at www.machidascope.com.

Effective October 28, 2008, we sold the assets of Best Dysphasia Management Services, Inc. (“BEST-DMS”) to Ghiglieri Winchester Inc., the successor to BEST-DMS. The sale of the BEST-DMS assets allowed us to focus our efforts on our core business in the medical segment. We received approximately $137 thousand in cash at closing. BEST-DMS formerly constituted our health services segment.

Operating results of the BEST-DMS business are reported as discontinued operations for all periods presented.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other materials we have filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are also available on our website at www.visionsciences.com.

We have adopted a written Code of Ethics and Business Conduct Policy that applies to all our employees. The Code of Ethics and Business Conduct Policy is posted on our website under the Corporate Governance section in the Investors caption. We intend to disclose any amendments to, or waivers from, the Code of Ethics and Business Conduct Policy on our website. In addition, our Company’s audit committee charter and nominating committee charter are also posted on our website. A copy of any of these documents is available, free of charge, upon written request sent to Vision-Sciences, Inc. 40 Ramland Road South, Orangeburg, New York 10962, Attention: Corporate Governance.

Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

Medical Segment: Vision-Sciences, Inc.

Endoscopy Background

Endoscopy is a minimally invasive technique used with increasing frequency in several medical applications including a growing number of screening, diagnostic and therapeutic procedures. Endoscopic therapeutic procedures, unlike more traditional “open” surgical procedures, can be performed without a major incision, in most cases without general anesthesia, and are therefore safer and less expensive than traditional surgical procedures.  Endoscopic procedures are also typically performed on an outpatient basis, generally involving less recovery time and patient discomfort than traditional surgery. The significant patient benefits and cost savings associated with endoscopy have caused many governmental reimbursement programs and private health insurance plans to encourage the use of endoscopic procedures in a number of medical applications. In many instances, eliminating hospital visits through the use of endoscopes allows physicians to receive higher insurance reimbursement for performing procedures in their offices compared to performing them in hospitals.

 Flexible endoscopes are tubular instruments with plastic parts and components that enter the body through a natural orifice, enabling physicians to view the interior of a body organ or cavity remotely and perform various screening, diagnostic and therapeutic procedures. Flexible endoscopes generally utilize fiber optic bundles or video camera technology for image production. Physicians steer and maneuver the far, or distal, portion of a flexible endoscope with control levers, or knobs, on the endoscope’s  handle in order to access body regions through lengthy and twisted passageways and perform a variety of procedures, such as taking biopsies and retrieval of foreign objects. Most conventional flexible endoscopes contain one or more working channels, which run the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

 Flexible endoscopes are widely used in hospitals, clinics and physicians’ offices, primarily on an outpatient basis. We estimate based on various industry sources that over 20 million flexible endoscopic procedures are performed annually in the U.S.

Our Markets

While endoscopes are used in a number of specialties and sub-specialties, our flexible fiber and video endoscopes are currently designed for screening, diagnostic and therapeutic procedures in four primary fields:  ENT, urology, GI, and pulmonology.

ENT Endoscopes.   These endoscopes, generally referred to as flexible laryngoscopes, typically do not have channels, and are used for viewing the nose and throat, specifically the larynx, for diagnosing throat cancer, chronic cough, hoarseness, sleep apnea, vocal cord dysfunction, and swallowing disorders. We estimate based on industry sources that over one million flexible laryngoscopies are performed annually in the U.S., generally by otolaryngologists (ENT physicians) and allergists in an outpatient setting within hospitals, clinics and physicians’ offices.

Urology Endoscopes.   These endoscopes, generally referred to as cystoscopes, allow for detailed viewing and access to the lower urinary tract, including the urethra and the bladder. Flexible cystoscopes are commonly used to diagnose and treat bladder cancer, urinary tract infections, incontinence, obstruction of the bladder, prostate cancer symptoms, urinary stones, and to install and remove stents as part of surgical procedures. We estimate based on industry sources that over one million flexible cystoscopies are performed annually in the U.S., typically by urologists in an outpatient setting within hospitals, clinics, and physicians’ offices.

GI Endoscopes.   The three primary endoscopes of this specialty are generally broken out into two areas, upper and lower GI tracts and are commonly referred to as gastroscopes (upper), and colonoscopes and sigmoidoscopes (lower). Our product offering currently addresses the upper GI area. Gastroscopy (esophagogastro-duodenoscopy or EGD) is performed for diagnosing and treating ulcers, intestinal bleeding, esophagitis, gastritis, polyps, cancers, lesions, gastroesophageal reflux disease (“GERD”), and GI bleeding. Colonoscopy and sigmoidoscopy procedures diagnose and treat polyps, colitis (ulcerative or Crohn’s), diverticulosis and diverticulitis, bleeding lesions, abdominal symptoms, chronic diarrhea, constipation, or a change in bowel habits, and anemia. Based on the 2006 Frost & Sullivan report U.S. Endoscope Market it is estimated that over 3 million gastroscopic procedures, over 14 million colonoscopies (to view the entire large intestine), and approximately 3 million sigmoidoscopies (to view the lower part of the colon) are performed in the U.S. annually. These procedures are generally performed in an outpatient setting by GI physicians and  nurse practitioners in hospitals, clinics, and physicians’ offices.

An emerging procedure referred to as trans-nasal esophagoscopy, or TNE, offers a new methodology for improving the surveillance, diagnostics, and treatment of esophageal disorders. Allowing practitioners to pass a small diameter endoscope through the nose eliminates the need for upper GI patient sedation, thus allowing for immediate visual diagnostics of the esophagus. This procedure provides physicians the opportunity to diagnose the extent of GERD, reflux, esophageal cancer, and other disorders during the initial consultation, rather than scheduling patients for a future visual exam that requires sedation. We believe based on industry sources that over 50 million people in the U.S. suffer from GERD, reflux or other heartburn-related issues.  We believe the TNE procedure may provide the opportunity for far greater early detection and treatment of deadly disorders. TNE, with its procedural simplicity, may also present physicians a better tool for monitoring patient pathology progress, such as continued review of Barrett’s esophagus (a condition in which the tissue lining the esophagus is replaced by tissue that is similar to the lining of the intestine. This process is called intestinal metaplasia).

Bronchoscopes.   Pulmonology endoscopes, generally referred to as bronchoscopes, allow for detailed viewing of the lungs.  Flexible bronchoscopes are commonly used to diagnose and treat upper airway diseases such as lung cancer, emphysema and a variety of airway disorders.  We estimate, based on industry sources, that approximately one million bronchoscopies are performed annually in the U.S., typically by pulmonologists, oncologists, thoracic surgeons and other airway management-related physicians.

Problems with Conventional Flexible Endoscopes

While endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes (those endoscopes without sterile, disposable EndoSheath technology) may present a number of health risks and problems to both patients and medical personnel. Flexible endoscopes are intended for repeated use in hundreds to thousands of procedures, and depending on the area of use, come in contact with the patient’s blood, tissue, mucus, saliva, urine or stool. Conventional flexible endoscopes without EndoSheath technology must be meticulously and manually cleaned and disinfected after each procedure. It is also difficult to sterilize conventional flexible endoscopes as the sterilization process degrades the plastic components of the flexible endoscopes.   The design of flexible endoscopes, especially those with one or more working channels which run the length of the endoscope, makes it difficult to attain high-level disinfection after cleaning. The stringent requirements of cleaning and disinfecting endoscopes (a routine known as reprocessing) and the limitation of conventional endoscope design presents five basic challenges:

•	Patients, and to a lesser degree the physicians and clinical and cleaning staff, may be exposed to the risk of cross infection from contaminated endoscopes;
•	Reprocessing of conventional endoscopes is relatively expensive, time-consuming and arduous;
•
Time needed to reprocess a conventional endoscope after each use results in a long period of “down time” relative to the actual procedure time. This requires users to buy and maintain multiple endoscopes to compensate for the inefficient equipment downtime;

•	Repeated reprocessing of conventional endoscopes subjects the equipment to wear and tear, reducing its useful life and the quality of endoscope function; and,
•	Nurses or other medical personnel who clean conventional endoscopes face health risks from exposure the toxic disinfecting agents during reprocessing.

Increased Focus on Issues with Conventional Flexible Endoscopy

During calendar 2009, a number of papers were published and events occurred which highlight the government’s and healthcare community’s focus on issues with conventional flexible endoscopy:

•
Joint AUA/ SUNA White Paper on Reprocessing of Flexible Cystoscopes – In April 2009, the American Urological Association  and the Society of Urological Nurses and Associates wrote a white paper discussing the current guidelines for reprocessing flexible cystoscopes. While flexible cystoscopy is a standard urology procedure, the paper notes that the flexible cystoscope is a complex instrument which requires reprocessing between patients and few federal bodies or professional societies have specifically addressed the reprocessing of cystoscopes.  The paper lists several pages of procedures required for reprocessing conventional flexible cystoscopes and only one paragraph is needed for the simple reprocessing required with EndoSheath disposables. This paper was presented at the American Urological Association annual meeting in May 2010.

•
Safety Communication from the FDA, CDC and VA – Preventing Cross-Contamination in Endoscope Processing – In November 2009, the FDA, CDC (“Centers for Disease Control and Prevention”) and VA (“Department of Veterans Affairs”) issued a joint communication which discussed the public health problem related to risks to patients if flexible endoscopes are not processed properly and recommended steps to reduce these risks.  The communication notes that improperly reprocessed endoscopes can result in patients being exposed to body fluids and tissue contaminants from prior patients, which can result in the transmission of pathogens and affect large numbers of people.

•
FDA Notice: Concerns About the Steris System 1 Processor, Components, and Accessories and FDA Recommendations – In December 2009, the FDA provided a notice to healthcare facility administrators and infection control practitioners informing them that Steris Corporation’s (“Steris”) SS1 processor typically used in endoscopy suites for reprocessing was not properly approved or cleared.  Steris had modified the system over the years and the FDA has not determined whether the SS1 is safe or effective for its labeled claims, including claims that it sterilizes medical devices.  The notice states that use of a device that is promoted to sterilize or disinfect a medical device, but does not properly perform these functions, poses risks to patients and users.  The FDA recommends that users transition to an acceptable alternative to the SS1 to meet sterilization and disinfection needs.

A link containing the above papers is posted on our website under Industry News in the Healthcare Professionals tab, at www.visionsciences.com.

Our EndoSheath Technology Solution

We believe our EndoSheath technology is the solution to the challenges and problems with conventional flexible endoscopes.  By developing a technology that provides simpler and quicker endoscope reprocessing and sterility derived from use of a single-use disposable sheath, we have removed the limitations of conventional flexible endoscopy.

EndoSheath endoscopy differs from conventional endoscopy through the use of a sterile, disposable cover or sheath that is placed onto the insertion tube, or patient contact area, of the endoscope. This provides an effective barrier between the functional endoscope and the patient. The EndoSheath technology is not just a simple cover, but a high-performing disposable device which includes a working channel. This two part system – the reusable endoscope plus the EndoSheath disposable – offers significant advantages to tackling the problems of conventional endoscopes.

Our EndoSheath technology offers these key advantages:

”Always Sterile” Insertion Tube.   Our reusable endoscope never comes in contact with the patient at any point during the procedure. Our “always sterile” EndoSheath technology is a barrier which prevents contact between the endoscope insertion tube and the patient. Furthermore, the working channel is part of the sheath and carries all the patient tissue material, such as biopsies and aspirated patient fluids.  We believe this significantly reduces cross infection risk.

”Always Ready” Endoscope.   Because the flexible endoscope utilizing the EndoSheath technology does not have to undergo the same time-consuming reprocessing routines as conventional endoscopes, the EndoSheath endoscope is ready for the next procedure in typically ten minutes.

Less Capital Costs.   Because an EndoSheath endoscope is essentially ready on a moment’s notice once a new sheath has been placed on the insertion tube, physicians do not have to invest in the extensive inventory of conventional endoscopes necessary to operate a practice. In very busy hospital endoscopy suites, clinics and physician practices this capital savings may be very significant.  Furthermore, our EndoSheath technology essentially allows a single scope to be configured for different applications (i.e. diagnostic or therapeutic) depending on which sheath is placed over an endoscope insertion tube, potentially resulting in the need to purchase fewer endoscopes.

Less Maintenance Costs.   Because an EndoSheath endoscope does not undergo the rigorous, caustic reprocessing routine that a conventional flexible endoscope must receive, EndoSheath endoscopes require fewer repairs, and the endoscope can have a longer lifetime of use. Additionally, many scope repairs occur due to damage to the working channel.  Since our endoscopes’ working channels are in the disposable sheath, to repair our working channel is simply a matter of replacing the damaged sheath with a new sheath

Increased Patient Throughput.   As flexible endoscopy becomes more prevalent, the need for more procedures in a given day has become paramount. EndoSheath endoscopy allows a physician the opportunity, with a single endoscope, to perform upwards of 25 procedures in an eight hour day, allowing for higher patient throughput and increased physician and facility revenue and profitability . We believe that the ability to have a flexible endoscope that is “always ready” provides a unique opportunity to any healthcare facility setting that may see additional patients sent to their practice throughout the day.

Facilitates Procedures in Outpatient and Office Settings.  Since our EndoSheath endoscopy systems do not need to be reprocessed with conventional caustic and toxic chemicals, phycisicans can easily manage their practices from their offices using our EndoSheath system which does not require elaborate reprocessing equipment and additional staff.  Furthermore, physician reimbursement is typically higher in an office or outpatient setting than in the hospital.

Enhanced Safety.   According to a survey by the Environmental Working Group “…health care workers are still inhaling and absorbing unknown amounts of glutaraldehyde, in common disinfection procedures, at facilities all over the country.” EndoSheath endoscopy does not require reprocessing with glutaraldehyde or similarly caustic and toxic chemicals between procedures, dramatically reducing the exposure to healthcare workers, specifically nurses.

Our Strategy

Our current strategic focus is to transform ourselves from a research and development-focused Company to a sales and marketing-driven Company, with the primary goal of increasing top line revenue and margins.   We intend to do this by:

•	Growing our direct sales force in the U.S. and enhancing our international distribution network;
•	Expanding our downstream marketing efforts to end customers, including expanding our communications, advertising and branding;
•	Increasing our clinical study activity in order to have peer-reviewed papers published which outline the benefits of our products;
•	Targeting teaching hospitals and academic institutions as potential customers and reference and training centers;
•	Leveraging our existing technology platform to explore new potential products and procedures in markets where we currently sell; and
•	Exploring potential distribution arrangements with strategic partners.

Medical Segment: Products

Endoscopy Platforms

We have developed two visualization platforms for flexible endoscopy:  fiber optic and video. Since our inception, our product line was based on fiber optic technology. In the past several years, we invested heavily in research and development (R&D), and developed and launched two new lines of endoscopes, our 5000 Series videoscopes and our 4000 Series fiberscopes. Our lightweight, advanced, digital video-based endoscopes facilitate diagnostic and therapeutic procedures.  Our videoscopes contain the world’s smallest diameter insertion tube, with a high resolution, tiny CCD camera at the tip of the scope, offering a sharp, high definition, vibrant, full screen image. The 5000 Series video endoscopes also feature pioneering functional aspects, including the elimination of an external light source, the inclusion of an integrated light emitting diode (LED), industry leading small diameter sizes and robust durability.

Our 4000 Series fiberscopes contain state-of-the-art fiber optic imaging systems with high quality functional aspects, such as small diameter insertion tubes and portability options, through the use of a battery-powered light source.

EndoSheath Technology

We have developed EndoSheath technology for all of our proprietary endoscopes. EndoSheath technology is made with materials using our own proprietary process that makes the sheath lubricious (smooth), allowing the healthcare practitioner to easily slide and place the sheath onto the insertion tube of an endoscope. In addition, our EndoSheath technology has an optically clear window that fits securely over the endoscope tip, providing a clear image. Once installed, the disposable sheath offers a complete barrier between the endoscope and the patient. After the procedure is completed, the sheath easily slides off and is removed from the endoscope and discarded.

Our EndoSheath technology offers various size working channels, unlike conventional flexible endoscopes, which have the working channel inside the scope (or insertion tube) itself, allowing our users to customize the insertion tube to the procedure (i.e. diagnostic cystoscopy, which requires a small channel, or therapeutic cystoscopy, which requires a larger channel). This enables us to provide procedure-specific EndoSheath technology without requiring physicians to purchase new endoscopes.

During fiscal 2008 we successfully completed viral microorganism barrier testing per FDA guidance for the video-based EndoSheath technology, demonstrating that the sheath barrier is effective for microorganisms as small as 27 nanometers- the FDA’s benchmark.  This testing is similar to previous testing we successfully performed for our fiber-based sheaths.

ENT (Ear, Nose, and Throat)

ENT Endoscope Technology

Our flexible laryngoscopes, which we refer to as ENT scopes, and flexible esophagoscopes, which we refer to as TNE, or trans-nasal esophagoscopy scopes, are inserted in the nose down to the throat, providing precise, vivid images of the internal structures of the nasal cavity, vocal folds, larynx and other areas of the throat. Our TNE system allows for excellent visualization further down the esophagus and all the way down to the stomach, and as a result, we generally group our TNE scopes within our GI platform. In fiscal 2008, we received clearance from the FDA to market our line of advanced digital, video-based flexible endoscopes, which come with an integrated built-in LED light source, eliminating the need for a separate camera head, light cable and optical coupler. We launched the ENT-5000 and TNE-5000 in fiscal 2009. We began to significantly increase our sales and marketing efforts to support these video-based flexible endoscopes in the fourth quarter of fiscal 2010 and will continue to do so during fiscal 2011. Additionally, we continue to improve and refine the manufacturing of both the ENT-5000 and TNE-5000.

During March and April 2009, we received clearance from the FDA, and the Canadian and European regulatory agencies to market our line of ENT-4000 fiberscopes. In fiscal 2010 we began manufacturing this ENT-4000 line of products, which includes fiberscopes that will replace the ENT-2000, a standard scope for office and hospital based laryngeny care, and the ENT-3000, a portable laryngoscope utilizing a battery-powered LED light source. The ENT-1000, a small diameter fiber laryngoscope primarily used for small cavity and pediatric procedures, will be replaced by a next generation small diameter ENT fiberscope, which is planned to be introduced during fiscal 2011.

Our ENT videoscopes and fiberscopes can be used with or without the EndoSheath technology, as they do not feature any working channels and are diagnostic only. Our ENT videoscopes and fiberscopes are manufactured by us and, until April 1, 2010, were sold to Medtronic for use within the ENT field. Medtronic would then market and sell these endoscopes worldwide exclusively within the ENT field.  Our TNE scopes that were sold to ENT physicians were also sold through Medtronic until April 1, 2010.  Since April 1, 2010, we have sold our ENT scopes and TNE scopes sold to ENT physicians through our direct sales force in the U.S. and through distributors internationally.

ENT EndoSheath Technology

In the past we developed a family of EndoSheath products for use with our own ENT endoscopes and with other manufacturers’ ENT endoscopes.  Medtronic purchased our ENT EndoSheath Technology business from us in March 2007 and, as a result of that purchase, Medtronic has an exclusive, royalty-free worldwide license for our ENT EndoSheath technology for use within the ENT field. As of November 2007, we formally discontinued the manufacture of the ENT EndoSheath disposable product line, as the production lines for these products were transferred to Medtronic. During fiscal 2010 we continued on a limited basis to supply various EndoSheath technology products to Medtronic, as we finalized transfer of newly developed EndoSheath technology to them.

Urology

Urology Endoscope Technology

We have developed unique products for urology with our video and fiber cystoscopes, both utilizing our EndoSheath technology. We differentiate our cystoscopy system in a clinical setting by referring to the procedures using our system as EndoSheath cystoscopy.

Our cystoscopes consist of two components - a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile, EndoSheath disposable unit. The sheath slides easily onto the insertion tube of the cystoscope; it includes a covering for the insertion tube and a working channel, which may be used for irrigation, suction and therapeutic tool delivery. The sheath is the only component that comes into contact with the patient, and is discarded after each procedure.

In fiscal 2008 we received 510(k) clearance from the FDA to market our advanced digital, video-based flexible cystoscope, the CST-5000 that incorporates our EndoSheath technology.  We launched the CST-5000 in fiscal 2009. We began to significantly increase our sales and marketing efforts to support the CST-5000 in the fourth quarter of fiscal 2010 and will continue to do so during fiscal 2011. Additionally, we continue to improve and refine the manufacturing of the CST-5000.

The CST-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor. This video cystoscope eliminates the need for a separate camera head, light source and video monitor and the need for the physician to perform the entire procedure viewing through an eyepiece, which occurs with fiber-based cystoscopes.

We developed and continue to market a fiber optic-based flexible cystoscope utilizing the EndoSheath system for use by urologists. In fiscal 2010, we introduced our next generation 4000 Series fiberscopes, which include new cystoscopes to replace our former model, the CST-2000A.

Urology EndoSheath Technology

Currently, we market two sheath models for each of our fiber and video cystoscopes: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides urologists with two choices: a diagnostic sheath with a smaller insertion tube (due to a smaller sheath circumference) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional cystoscopes.

Gastroenterology (“GI”) and Primary Care

GI Endoscope Technology

We believe that trans-nasal esophagoscopy, or TNE, offers gastroenterologists, primary care physicians and other physicians a practical methodology for diagnosing and treating patients with esophageal pathology, especially patients with manifestations of GERD and other disorders. Our methodology uses a trans-nasal approach with a small diameter endoscope, without the need for sedation, rather than the typical larger gastroscope which requires a trans-oral approach, where the patient must be sedated.

In fiscal 2008 we received 510(k) clearance from the FDA to market our advanced digital, video-based flexible esophagoscope, or TNE scope, which incorporates our EndoSheath technology. We launched the TNE-5000 in fiscal 2009. We began to significantly increase our sales and marketing efforts to support the TNE-5000 in the fourth quarter of fiscal 2010 and will continue to do so during fiscal 2011. Additionally, we continue to improve and refine the manufacturing of the TNE-5000. The TNE-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor. This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor, and  the need for the physician to perform the entire procedure viewing through an eyepiece, a practice  no longer acceptable  in gastroenterology.

GI EndoSheath Technology

Currently, we market two sheath models for the video TNE: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides gastroenterologists, primary care physicians and others with two choices: a diagnostic sheath with a smaller insertion tube (due to a smaller sheath circumference) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional endoscopes.

Pulmonology

Pulmonology Endoscope Technology

We have developed products for pulmonology and airway management using our fiber and video bronchoscopes. Our 5000 Series video bronchoscope was launched in fiscal 2010. We began to significantly increase our sales and marketing efforts to support the BRS-5000 in the fourth quarter of fiscal 2010 and will continue to do so during fiscal 2011. Additionally, we continue to improve and refine the manufacturing of the BRS-5000. The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor.  This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor. Our 4000 Series fiber bronchoscope was introduced in early fiscal 2011 and will be formally launched in the first quarter of fiscal 2011. Our bronchoscopes utilize our EndoSheath technology and are inserted down the mouth and into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures.

Pulmonology EndoSheath Technology

We have introduced three EndoSheath models for video and fiber bronchoscopy, one with a 1.5mm channel, one with a 2.1mm channel and one with no working channel.  We plan on introducing an EndoSheath disposable with a 2.8mm channel during fiscal 2011.  The multiple sizes are necessary due to various procedures which are performed by pulmonologists and airway management physicians. Depending on the type of procedure in the airways, a pulmonologist or airway management physician may use a very small diameter EndoSheath disposable, with or without a working channel, or a larger diameter EndoSheath disposable with a working channel.

Medical Segment: Sales & Marketing

The end users of our endoscopy systems, our EndoSheath technology and related products primarily consist of ENT doctors, urologists, gastroenterologists, primary care physicians, pulmonologists and other airway management doctors in hospitals, medical clinics and physicians’ private offices. Our medical devices may also be used by other physicians performing the procedures in alternate settings.

As part of our sale of the ENT EndoSheath disposable business line to Medtronic in March 2007, Medtronic distributed, marketed and sold our ENT endoscope line to the ENT market worldwide on a co-branded basis, through Medtronic ENT’s global sales force. Medtronic was our largest customer, with 51% of our medical segment sales in fiscal 2010.    On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT endoscopes.  Medtronic and we agreed to a transition period through April 1, 2010 during which time we continued to support the Medtronic sales force and Medtronic assisted us in transitioning Medtronic’s customer service needs directly to us, among other items. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally.

We market and distribute our ENT, urology, TNE and bronchoscopy products worldwide through our direct sales force and a network of distributor organizations. In the U.S., our direct sales force is managed by us and we also manage a small network of independent representatives. Internationally, we utilize regional or national distributors who market and distribute our products to their local areas. In Europe, our distributors are managed directly from Belgium.

We periodically evaluate the effectiveness of all our sales channels, and may change them if we believe a different method will increase our revenues.

International Sales and Sales to Major Customers

In the medical segment, sales to customers outside of the U.S. were approximately $2.3 million, $1.6 million and $0.6 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Although our ENT endoscope products are distributed internationally, until April 1, 2010 we had shipped all our ENT products directly to Medtronic in the U.S., and therefore all ENT-related sales were reflected as domestic sales. Our other non-ENT products were sold internationally through our independent distributors in fiscal 2010, fiscal 2009 and fiscal 2008.

In fiscal 2010, net sales to Medtronic were $4.1 million, representing 38% of our net sales, or 51% of our medical segment net sales. Fiscal 2009 net sales to Medtronic were $7.1 million, representing 55% of our net sales, or 71% of our medical segment net sales, and fiscal 2008 net sales to Medtronic were $5.3 million, representing 55% of our net sales, or 76% of our medical segment net sales.

Backlog

At March 31, 2010, our medical segment had an order backlog of approximately $0.4 million, compared to a backlog of approximately $0.5 million at March 31, 2009.

Medical Segment: Research & Development (“R&D”)

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

New Product Development and Release

During fiscal 2010, we continued to develop, design and enhance our family of videoscopes, with a miniature CCD-based digital camera mounted on the far end, or distal tip, of the insertion tube. This videoscope line includes the ENT-5000 (ear, nose and throat) videoscope, the TNE-5000 (trans-nasal esophagoscopy) videoscopes, the urology CST-5000 video cystoscope, and our pulmonology BRS-5000 bronchoscopy videoscope. During fiscal 2010, we launched our next generation, improved family of fiberscopes, the 4000 Series. These fiberscopes do not use Pentax Imaging Company’s (Pentax) supplied parts.

We believe our endoscopes are the only ones which do not contain difficult-to-clean operating channels associated with scopes from other manufacturers. Instead, our scopes are used in combination with our EndoSheath disposables, which covers the entire scope and prevents any contact between the patient and the scope’s insertion tube.

We are working on a CCD-based flexible ureteroscope, an endoscope for visually examining and passing instruments into the interior of the urethra (the tube that carries urine from the bladder to outside of the body). This revolutionary 7000 Series ureteroscope, which we plan to launch in fiscal 2011, will be the smallest video ureteroscope released. In addition, during fiscal 2011 we plan to release our next generation 7000 Series video processor to replace our 5000 Series processor. This next generation processor will contain more features, while retaining the same compact size of our current models.

Our 4000 Series fiber bronchoscope was introduced in early fiscal 2011 and will be launched in the first quarter of fiscal 2011.   During fiscal 2011 we plan to introduce a small diameter fiber ENT scope primarily used for small cavity and pediatric procedures.  Finally, we are also examining market and product potential for a trans-nasal gastroscope (TEGD scope).

With respect to EndoSheath technology, during fiscal 2010 we introduced three EndoSheath models for video and fiber bronchoscopy, one with a 1.5mm channel, one with a 2.1mm channel and one with no working channel.  We plan on introducing an EndoSheath disposable with a 2.8mm channel during fiscal 2011.

Medical Segment: Competition

We believe that the primary competitive benefits in the medical market for our flexible endoscopes and EndoSheath technology are safety and effectiveness, the optical quality of our product offering, product reliability, price, physician familiarity with the manufacturer and its products, ease of use and third party reimbursement policies.

Our ability to compete is directly affected by several factors, such as our sales and marketing capabilities, our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology which our products are based upon, our manufacturing skills and our ability to attract and retain skilled employees.

Our current and future product lines face global competition, primarily from companies such as Olympus, Pentax, Karl Storz GmbH & Co. and Stryker Corp. Some of our competitors and some potential competitors may have greater financial resources, sales and marketing personnel and capabilities, research and development and manufacturing personnel and capabilities than we do. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the disinfection process, or significantly improve the current methods of disinfecting flexible endoscopes, may result in competition for our products.

We believe our proprietary EndoSheath technology platform currently allows us a significant differentiating factor from our competition. Currently, all our competitors are selling endoscopes that require elaborate and time-consuming disinfection procedures.

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

Until the sale of our ENT EndoSheath assets to Medtronic, we manufactured our ENT EndoSheath technology using proprietary processes, utilizing assembly machines which were manufactured to our specifications. During fiscal 2008 and fiscal 2009, we transferred the manufacturing of the ENT EndoSheath technology line to Medtronic. In fiscal 2010, we continued on a limited basis to supply various EndoSheath technology products for Medtronic as we finalized transfer of newly developed ENT EndoSheath technology to them.

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

Fiberscopes, Videoscopes and Peripherals

We assemble our flexible endoscopes for the medical and industrial segments at our Orangeburg, NY (Orangeburg) facility, using purchased components and subassemblies, as well as certain proprietary components produced by us or via sub-contractors. Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long term agreements with our vendors or suppliers, and we purchase our required components and supplies on a purchase order basis. For certain critical components we have long term supply agreements, such as with Applitec LTD, which is based in Israel.

One previous long-term agreement was with Pentax, our former key supplier of components for our former fiber-based flexible endoscopes. In the third quarter of fiscal 2008, Pentax advised us that it intended to significantly increase the price and limit the quantities of certain components it supplied to us that were necessary for our former fiber-based ENT scopes, TNE scopes and cystoscopes. In the fourth quarter of fiscal 2008, we reached an arrangement for the termination of our supply relationship with Pentax effective February 28, 2009.  Pentax is no longer our supplier and our current 4000 Series fiberscopes do not use Pentax components.

The agreement reached with Pentax enabled us to meet our estimated production requirements for fiberscopes   through the gradual launch of our current generation 4000 Series fiberscope family, and to maintain a certain amount of parts for warranty and repairs of our existing Pentax based fiberscope line. We launched our 4000 Series fiberscopes for ENT and cystoscopy during fiscal 2010. We plan on launching our 4000 Series bronchoscope during fiscal 2011.  Pentax does not supply any components used in any of our new products, including our 4000 Series fiberscopes, our line of videoscopes and all new products under development. However, there can be no assurance that we will not experience difficulties or delays in the future with other suppliers as we increase our manufacturing capacity.

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

CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center (ASC) and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility RVUs to accommodate the overhead costs. If the physician performs the service in a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. As it relates to our procedures, the 2010 physician fee schedule did not change significantly from 2009. There was little change in hospital outpatient payments under Medicare, as well. Based upon a review of calendar year 2010 fee schedules for the hospital outpatient and physician payment for procedures that utilize our TNE EndoSheath endoscopy systems, physicians will receive between approximately 100% and 140% more by performing procedures in their offices than if they performed those procedures in hospitals, due to the increased office expense for the purchase of the device. For a diagnostic cystoscopy, physicians will receive approximately 55% more by doing the procedure in their offices, than if they performed that procedure in the hospital, again because the increase in fee accommodates the cost of the device purchased by the physician practice.

We believe that the number of procedures performed in non-facility settings will increase, primarily as a result of the increased differential in payments that physicians will receive for performing these procedures outside of hospital, or ASC. However, as these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess endoscopes. We believe our EndoSheath technology will provide an economically beneficial alternative to the use of endoscopes without EndoSheath technology based upon the provider not having to purchase multiple conventional endoscopes, expensive disinfecting equipment and supplies, as well as not having to spend valuable time cleaning endoscopes. In addition, we believe that with approximately 79 million people in the U.S. over the age of 50, there will be an increase in the potential number of procedures that physicians will perform. We believe our EndoSheath technology, combined with the resource-based system for setting values for physician services, represents a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices, however, we  currently do not receive separate reimbursement for our EndoSheath disposable.

Medical Segment: Quality and Regulatory

FDA Clearance

The medical products that we currently market and which we are developing are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the FDC Act), and require regulatory clearance prior to commercialization in the U.S. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the U.S. Various states and other countries in which our products may be sold in the future may impose additional regulatory requirements.

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

Following submission of the 510(k) Pre-market Notification, a manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within approximately 90 days. The FDA may declare that the device is “substantially equivalent” to another legally marketed device and allow the proposed device to be marketed in the U.S. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the market introduction of our products and could have a material adverse effect on us.

Flexible endoscopes and accessory products have been classified by the FDA as Class II devices and EndoSheath technology products have been classified by the FDA as class I sterile devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance with the exception of the bronchoscope 2.8mm EndoSheath disposable, which is currently under review by the FDA. During calendar 2009, we received clearance from the FDA, and the Canadian and European regulatory agencies to market our newly developed lines of ENT-4000, CST-4000 and BRS-4000 fiberscopes.  We expect that we may be required to obtain 510(k) Pre-market Notifications for each additional EndoSheath endoscopy system that we develop in the future as well as the new 7000 Series videoscope systems that are currently in development.

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

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Devices Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. We have received CE (Conformité Européne) certification from Underwriters Laboratories UK for conformity with the European Union Medical Devices Directive allowing us to use the CE mark on our product lines currently sold in Europe. This quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. No additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark.

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

In addition to the three-year certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system. In April 2008, we relocated our Natick facility to a new location in Natick which continues to operate in compliance with applicable quality standards and certifications.

The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements is monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485, CMDR and MDD status.  We routinely update our systems to comply with changes to applicable regulations such as the recent changes to the MDD, as amended by 2007/47/EC.

Medical Segment: Business Development

SpineView Development and Supply Agreement

On June 19, 2008 we entered into a Development and Supply Agreement (the “SpineView Agreement”), pursuant to which we are to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. SpineView is engaged in the development and manufacture of miniature, minimally invasive, disposable spine surgery devices that include reusable endoscopes for visualization and image guidance.

Pursuant to the SpineView Agreement, SpineView agreed to pay us $225 thousand in connection with the milestone achievement for delivery of the first working prototype of the SpineView spinoscope, and to reimburse us for up to $40 thousand of our out-of-pocket costs which were completed as of the end of fiscal 2010. SpineView has agreed to place an initial firm order with us for 50 video endoscope systems at a purchase price of $27 thousand per system (the “Initial Order”), for a total of $1.4 million. We expect this Initial Order to occur during fiscal 2011. Following delivery of the Initial Order, SpineView is to submit a forecast for the following 12 months, of which the first six months will be considered a firm order at a price of $23.5 thousand per video endoscope system. We are also to be the exclusive supplier to SpineView of visualization means for use with some future SpineView products.

The initial term of the SpineView Agreement is for four years from the date of delivery of the Initial Order and will automatically renew for successive one year periods, unless either party gives the other notice of its intention not to renew. For more information, please refer to Note 11 Related Party Transactions on page F-22.

Industrial Segment: Machida, Inc.

Under the Machida brand name, we design, manufacture and market flexible borescopes. Borescopes are endoscopes used for inspection and quality control in industrial applications, such as the inspection of aircraft engines.  Machida was the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay.

Industrial Segment: Products

Machida’s borescopes are constructed in a variety of body types, including portable models, each specifically designed to cover a multitude of needs and applications:

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

•
Industrial Videoscope – during fiscal 2009, Machida launched a 3mm video borescope product line, the smallest diameter videoscope offered in the industrial market.  The video borescope uses a CCD-based video system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional processor.

•
Portable Video Processor – in fiscal 2010, Machida launched a portable video processor, which works with the industrial videoscope, allowing for portability and accessibility in constrained areas, a common situation in the aviation field.

More information on Machida can be found at www.machidascope.com.

Industrial Segment: Sales & Marketing

Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

International Sales and Sales to Major Customers

In the industrial segment, sales to customers outside of the U.S. were approximately $0.7 million, $0.8 million and $0.8 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

Fiscal 2010 net sales to our two major customers, Pratt & Whitney (P&W), a division of United Technology Corporation, and Alcoa Howmet Corporation (Alcoa), were $0.2 million each, or 7% and 6% of our industrial segment sales, respectively. P&W’s fiscal 2010 sales represented 2% of our net sales.  Fiscal 2009 net sales to P&W and Alcoa were $0.7 million and $0.2 million, respectively, or 27% and 7% of our industrial segment sales.  P&W and Alcoa’s fiscal 2009 sales represented 6% and 2% of our net sales, respectively. Fiscal 2008 net sales to P&W were $0.5 million, or 18% of our industrial segment sales and 5% of our net sales.

Backlog

At March 31, 2010 and 2009, our industrial segment had an order backlog of approximately $0.2 million and $0.2 million, respectively,

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

Industrial Segment: Research & Development

During fiscal 2009, we released a video borescope and during fiscal 2010, we broadened the industrial videoscope product line by developing and releasing a portable processor which allows for additional portability of our video borescopes.

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

Former Health Services Segment

Our former health services segment consisted of our wholly-owned subsidiary BEST-DMS, which was established in October 2007. BEST-DMS was a service-based segment, providing the Bedside Endoscopic Swallowing Test (BEST) to nursing homes, rehabilitation centers, and assisted living facilities. In the third quarter of fiscal 2009 we sold the assets of BEST-DMS, and the net assets were classified as discontinued operations as of December 31, 2008. Please refer to Note 2 Discontinued Operations on page F-13.

Product Liability Insurance

The nature of our products exposes us to significant product liability risks. We believe that our level of coverage is appropriate, given our business, products, past sales levels and our anticipated sales levels for fiscal 2011. We evaluate the adequacy of our coverage periodically to determine if adjustments should be made.

Environmental Regulation

Our operations are regulated under various federal, state, and local laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. We have infrastructures in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position.

Research and Development

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development. Generally, the cost of our R&D is not borne by our customers.

Our R&D expenses in fiscal 2010, fiscal 2009 and fiscal 2008 were approximately $3.3 million, $4.8 million and $3.4 million, respectively, representing 30%, 38% and 36% of sales, respectively.

Patents, Intellectual Property and Licensing

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We routinely file applications for and obtain patent, copyright and trademark protection in the U.S. and in selected foreign countries, where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy includes a vigorous protection of our current proprietary rights, as well as actively developing new proprietary innovations that strengthens our place in the markets for the future with additional patents and intellectual property.  If we lose our patent rights or they expire, it could have a material adverse effect on our business.

Patents

We hold 26 U.S. patents, and we have 16 U.S. patent applications pending. In addition, we have 13 foreign patents issued and have 11 foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related. The issued patents will expire on various dates in the years 2010 through 2023. We also hold worldwide, perpetual and exclusive rights to two U.S. patents which are royalty-free for ENT endoscopy applications.

Trademark Property

Vision-Sciences, Inc. owns the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, and The Vision System®.

Employees

As of March 31, 2010, we had 97 full time employees. None of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal 2011, because of spending for sales and marketing, including investing in a direct sales force for the U.S. market, increasing our global network of distributors and increased spending on marketing, general business operations and capital expenditures. As of March 31, 2010, we had cash and cash equivalents including short term investments totaling $3.0 million. We expect that our current balance of cash, short-term investments, and $2.5 million of capital available, subject to certain conditions, under the $5.0 million revolving loan agreement with our Chairman will be sufficient to fund our operations until June 30, 2011.  However, if our performance expectations fall short of assumptions (including regaining sales or profits generated from Medtronic) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Our failure to maintain our relationships with our key distributors on acceptable terms would have a material adverse effect on our results of operations and financial condition

We have no assurance that any distributor will continue to purchase our products at the same levels as in prior years, will purchase our new products or that such relationship will continue on favorable terms, if at all. For our ENT sales to the ENT market, until the end of fiscal 2010 we depended on a single worldwide distributor, Medtronic ENT. In fiscal 2010 Medtronic accounted for 38% of our total sales and 51% of our medical segment’s sales. On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT endoscopes.  Medtronic and we agreed to a transition period through April 1, 2010 during which time we continued to support the Medtronic sales force and Medtronic assisted us in transitioning Medtronic’s customer service needs directly to us, among other items. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. The loss of Medtronic as our customer and distributor may result in lower ENT endoscope sales and related profits which may have an adverse material negative effect on our future operating results. For our industrial segment sales, we rely on a worldwide network of independent distributors. There is no assurance that we will succeed in expanding our distribution network in the short term.

Failure to obtain sourcing of critical components on acceptable terms will have a material adverse effect on our results of operations and financial conditions

In our medical and industrial segments, certain components for our fiberscopes and videoscopes are generally only available from one source with which we do not have a long or short term agreement for purchases. Our inability to provide such parts could have a material and adverse effect on our financial condition and results of operations.

Our former line of fiberscopes included components purchased pursuant to a supply agreement with Pentax that expired in February 2009.  As a result of the expiration of our supply agreement with Pentax, we designed our 4000 Series fiberscope line so that it does not use any Pentax-supplied parts. We launched our 4000 Series ENT scopes and cystoscopes in fiscal 2010 and plan to launch our 4000 Series bronchoscope in the first quarter of fiscal 2011. We may not have sufficient Pentax components available to us to satisfy our repair and warranty claims under our former line of fiberscopes containing Pentax components.  We will have to satisfy these obligations by attempting to obtain such parts or provide other acceptable alternatives in lieu of satisfying the warranty or repair obligations, which may result in significant expense or liability to us.  There can be no assurance that we will have the ability to satisfy these obligations in a manner that would not result in a material adverse effect to us.

Furthermore, as with the fiberscopes produced with Pentax parts, certain critical components of our redesigned 4000 Series fiberscopes and our 5000 Series videoscopes are available only from one or two suppliers for which we do not have long term fixed supply agreements. An interruption of supply from one of these suppliers, or our inability to obtain a sufficient quantity of such critical components on favorable terms, could materially adversely affect our business.

In addition, the success of our videoscopes will depend in part on our ability to manufacture these videoscopes in sufficient quantities and with sufficient quality to meet customer demand. We do not have fixed long term supply agreements with our suppliers for our videoscopes. The failure or inability of one of these key suppliers to meet our production and quality needs on terms that are acceptable to us, if at all, could have a material adverse effect on the sales of our videoscopes, their acceptance into the marketplace and our long term prospects.

During fiscal 2011 we plan to release our next generation 7000 Series video processor to replace our 5000 Series processor. Development and manufacturing of the product is being done in conjuction with subcontractors.  If we cannot complete the development and initiate manufacturing by our subcontractors in a timely manner, this would materially adversely affect the supply of video processors for our existing and planned videoscope products.

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

Our failure to expand and maintain an effective sales force may materially and adversely affect our business, prospects and brand

During fiscal 2009 and throughout fiscal 2010 we began building a direct sales force in the U.S. We have limited experience in managing a direct sales force and we cannot assure you that we will be able to build an effective direct sales force, maintain a smaller effective independent sales force or successfully develop our relationships with third-party, outside distributors. As a result of the end of our ENT distribution agreement with Medtronic, in fiscal 2011 we will sell our ENT products through our direct sales force in the U.S. and through distributors internationally The expansion of our sales force and distribution network is requiring an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment. If we fail to build an effective direct sales force, maintain a smaller effective independent sales force or successfully develop our relationships with distributors, our sales could fail to grow or could even decline and this would have a material adverse impact on our business and financial condition.

Our failure to effectively expand our marketing efforts may materially and adversely affect our business, prospects and brand

During fiscal 2010 we began emphasizing the marketing of our medical products, which we plan to continue to do in fiscal 2011.  Our marketing efforts span four broad medical markets: ENT, urology, GI (TNE) and pulmonology.  We have limited experience in downstream marketing to our end users and in managing product launches.  We cannot assure you that we will be able to build our brand effectively to our end users in each of the markets that we serve. If we do not succeed, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our marketing efforts will require an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

We expect gross margins to vary over time, and our level of product gross margins may not be sustainable

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	introduction of new products, including the introduction of our videoscopes and fiberscopes;
•	our ability to reduce supply and production costs;
•	increases in material or labor costs;
•	changes in shipment volume;
•	loss of cost savings due to changes in component pricing including the affect of foreign exchange rates for components purchased overseas;
•	changes in distribution channels; and
•	increased warranty costs.

Our costs could substantially increase if we experience a significant number of warranty claims

We provide 12-month product warranties against technical defects of our fiberscopes and videoscopes, and we offer a lifetime warranty for the LED light source on our videoscopes. Our product warranty requires us to repair defects arising from product design and production processes, and if necessary, replace defective components. Should we be required to repair fiberscopes made with Pentax parts and we do not have such parts, it may result in significant expense or liability to us. Historically, we have received a limited number of warranty claims for our fiberscopes. The costs associated with our warranty claims have historically been relatively low. Thus, we generally do not accrue a significant liability contingency for potential warranty claims.

As of March 31, 2010, our warranty reserve was at $0.1 million, reflecting our expected future liability from warranty claims, based on our historical warranty claims.

We believe that by using the historical data of our fiberscope and videoscope product line, our current warranty reserve is reasonable, and we believe that the fiberscope and videoscope historical data represents a reasonable basis for the warranty reserve. We monitor the warranty data of our fiberscope and videoscope product lines on a quarterly basis, and update our warranty reserves accordingly.

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

We may not succeed in sustaining a market for our videoscopes

Going forward, the long-term success of our videoscope system depends on several factors, including:

•	our ability to successfully promote product awareness of our videoscopes;
•	our ability to manufacture products in a timely and cost effective fashion on acceptable terms;
•	competitive pricing of our videoscopes and add-on components;
•	our ability to develop new applications to expand our family of videoscopes;
•	hiring an effective direct sales force in the U.S.;
•	selecting and managing effective distributors internationally;
•	obtaining additional regulatory approvals or clearances for new components or systems in a timely manner;
•	the relative costs and benefits of procedures using our videoscope system as compared to other procedures; and
•	the financial or other benefits gained by doctors that use our videoscopes with our EndoSheath disposables.

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

Our stock price is volatile, and you may not be able to sell your shares for a profit

The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

•	actual or anticipated variations in operating results;
•	conditions or trends in the medical device market;
•	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors;
•	technological innovations, new products or services;
•	addition or departures of key personnel;
•	sales of a large number of shares of our common stock;
•	adverse litigation;
•	unfavorable legislative or regulatory decisions;
•	variations in interest rates;
•	general market conditions;
•	availability of components on acceptable terms;
•	availability of distributor arrangements on favorable terms; and
•	any of the other factors described in “Risk Factors”.

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

Rapid growth and a rapidly changing operating environment may strain our limited resources

Our growth strategy includes our efforts to increase our sales and marketing efforts to build our revenues and brand, develop new products, and increase market penetration of our videoscopes and our newly developed line of fiber-based scopes to replace those manufactured with components supplied by Pentax. This growth strategy requires significant capital resources, and we may not generate an adequate return on our investment. Our growth may involve the acquisition of new technologies, businesses, products or services, or the creation of strategic alliances. This could require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. We may also experience difficulties integrating these acquired businesses, products or services into our existing business and operations. The success of our growth strategy also depends in part on our ability to utilize our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success of our growth strategy depends on a number of internal and external factors, such as:

•	the growth of our addressable market for medical devices and supplies;
•	availability of capital;
•	reimbursement by third-party payors to physicians;
•	ability to maintain patents;
•	the effectiveness of our direct sales force in the U.S.;
•	our ability to simultaneously develop and enhance a new line of fiber-based scopes and expand our videoscope family;
•	increase customer awareness and acceptance of our products;
•	continued enhancement of our research and development capabilities;
•	competition from other manufacturers of similar devices; and
•	competition from other companies that offer these products.

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

Our products and manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies

Our products are medical devices and therefore subject to extensive regulation in the U.S. and in the foreign countries where we do business.  There can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future. The failure to obtain required regulatory clearances or to comply with applicable regulations may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

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

Our ability to compete effectively depends upon our ability to distinguish our brand and our products from our competitors and their products. Factors affecting our competitive position include:

•	ability to sell products tailored to meet the applications needs of customers and patients;
•	sales, marketing, and distribution capabilities;
•	product performance and design;
•	quality of customer support;
•	product pricing;
•	product safety;
•	success and timing of new product development and introductions; and
•	intellectual property protection.

New product development in the medical device and supply industry is both costly and labor intensive and has a very low rate of successful commercialization

Our success will depend in part on our ability to enhance our existing products and technologies and to develop and acquire new products. The development process for medical technology is complex and uncertain, as well as time consuming and costly. Product development requires the accurate assessment of technological and market trends as well as precise technological execution. We cannot assure you that (i) our product or technology development will be successfully completed; (ii) necessary regulatory clearances or approvals will be granted by the FDA or other regulatory bodies as required on a timely basis, or at all; or (iii) any product or technology we develop can be commercialized or will achieve market acceptance.

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

Our operating results could be negatively impacted if we are unable to capitalize on research and development spending

We have spent a significant amount of time and resources on research and development projects, in order to develop and validate new and innovative products. We believe that these projects will result in the manufacturing of new products and will create additional future sales. However, factors including development delays, regulatory delays, safety concerns or patent disputes could slow down the introduction or marketing of new products. Additionally, unanticipated issues may arise in connection with current and future clinical studies which could delay or terminate a product’s development prior to regulatory approval. We may also experience an unfavorable impact on our operating results if we are unable to capitalize on those efforts by attaining the proper FDA approval or other foreign regulatory approvals or to successfully market new products, including the new family of videoscope products or other flexible endoscope products.

Our future product pipeline could be adversely affected by our reduced expenditures on research and development

We have reduced our research and development expenditures in an effort to focus our resources on selling and marketing our existing lines of products.  This may result in a failure or delay in introducing new products or developing enhancements to our existing line of products.

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

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates

The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance and believe that our level of coverage is adequate, given our business, products, past sales levels, our anticipated sales levels for fiscal 2011 and our claims experience. We evaluate annually the adequacy of the coverage of all our insurance policies and adjust our coverage accordingly. There can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

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

Sales to customers outside of the U.S. were approximately $2.9 million, $2.5 million and $1.4 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, representing 27%, 19% and 14% of net sales, respectively.

Our operating results could be negatively impacted by economic, political or other developments in countries in which we do business

Our business requires us to move some goods across international borders. Any events that interfere with, or increase the costs of, the transfer of goods across international borders could have a material adverse effect on our business.

We transport some of our goods across international borders, primarily those of the U.S., Canada, Europe, Japan and Israel. Since September 11, 2001, there has been more intense scrutiny of goods that are transported across international borders. As a result, we may face delays, and increase in costs due to such delays in delivering goods to our customers. Any events that interfere with, or increase the costs of the transfer of goods across international borders could have a material adverse effect on our business.

Conditions in Israel affect our operations and may limit our ability to produce and sell our products

Currently we use subcontractors in Israel to develop and produce some of our components and parts, the most material of which is Applitec Ltd., for parts of our videoscopes and video processors.  Political, economic and military conditions in Israel have a direct influence on us because we use several subcontractors in Israel to develop and produce some of our products. Our operations could be adversely affected by current hostilities involving Israel and the Hamas, a U.S. State Department-designated foreign terrorist organization. Although the current hostilities in Israel have had no immediate and direct impact on us, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from our Israeli subcontractors to us.  We cannot assure you that ongoing hostilities related to Israel will not have a material adverse effect on our business or on our share price.

Since Israel frequently has been subject to terrorist activity, with varying levels of severity, the U.S. Department of State has issued an advisory regarding travel to Israel. Also, although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom we have contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

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

Currency exchange rate fluctuations could adversely affect our operating results

Because some of our business includes international business transactions, costs and prices of our products or components in overseas countries are affected by foreign exchange rate changes. As a result, foreign exchange rate fluctuations may adversely affect our business, operating results and financial condition. For example, given the relative weakness of the euro, our European distributors who buy our products in dollars, but then sell them to their end customers in euros, may place fewer orders with us as our dollar denominated products become more expensive on a relative basis.

Currently, we do not enter into foreign exchange forward contracts and we do not hedge anticipated foreign currency cash flows.

We are exposed to credit risk of some of our customers

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the U.S. and, because of local customs or conditions, longer in some markets outside the U.S. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements, which we refer to leasing companies unrelated to us.

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

Some of the technology used in, and that may be important to, our products is not covered by any patent or patent application. We seek to maintain the confidentiality of our proprietary technology by requiring our employees to sign confidentiality agreements, and by limiting access by outside parties to such confidential information. However, there can be no assurance that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Moreover, as is the case with our patent rights, the enforcement of our trade secret rights can be lengthy and costly, with no guarantee of success.

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

Our industrial segment’s financial performance is substantially dependent on the conditions of the commercial aviation industry

The results of our industrial segment, which generated approximately 27% of our net sales in fiscal 2010, are influenced by a number of external factors including the economic conditions, and are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature, and airlines’ financial performance can also be influenced by production and utilization of transport equipment.

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

We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish. In addition, if our stock does not satisfy the NASDAQ minimum closing bid price requirement of $1 for a period of 30 consecutive business days, subject to any grace or cure period and subject to any additional NASDAQ suspension of this requirement, we may not continue to comply with NASDAQ market listing requirements.  If we no longer qualify, trading of our shares may be limited to OTC Bulletin Board.  This may further limit our trading volume because many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During fiscal 2009 we moved into a new facility in Natick, which occupies approximately 10,000 square feet under a lease which expires in December 2012. Our Orangeburg facility occupies approximately 20,500 square feet, and our current lease expires in July 2015.

On April 12, 2009, we signed our fourth amendment (the “amended lease”) to extend our lease at 40 Ramland Road South, Orangeburg, NY (the “Orangeburg facility”). The amended lease is for a six year period. Rents range from $15.75 per square foot per year for the first two years of the lease term, to $16.75 per square foot per year in the final two years of the amended lease term. As part of the amended lease, we added an additional 5,250 square feet for a total of 20,500 square feet. The amended lease term commenced in August 2009 upon substantial completion of the landlord’s renovation of our Orangeburg location.

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

Our existing Natick and Orangeburg facilities are registered with the FDA as medical device manufacturing facilities and, therefore, are subject to the FDA’s QSR regarding manufacturing, testing, quality control, and documentation procedures. We believe that the physical characteristics and layouts of these facilities are adequate to manufacture our products in compliance with applicable FDA regulations. In addition, both facilities are registered as meeting the requirements of ISO 13485: 2003 and the Medical Device Directive, allowing us to sell our medical products in Europe and Canada.

Item 3.  Legal Proceedings

As of March 31, 2010, we had no material legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties are subject.

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

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Small Cap Market under the symbol “VSCI.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock:

Fiscal Year Ended March 31, 2010	High	Low
1st Quarter	$1.48	$0.92
2nd Quarter	2.17	0.78
3rd Quarter	1.55	1.05
4th Quarter	1.41	0.88

Fiscal Year Ended March 31, 2009	High	Low
1st Quarter	$6.08	$3.26
2nd Quarter	4.95	3.32
3rd Quarter	4.00	1.40
4th Quarter	1.76	0.75

As of June 2, 2010, we had 36,855,776 outstanding shares of common stock held by approximately 154 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Overview of Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2010:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (i)(ii)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (A)) (i)(ii)
Equity compensation plans approved by security holders	6,916,200	$1.88	1,648,218
Equity compensation plans not approved by security holders	—	—	—
Total	6,916,200	$1.88	1,648,218

i.
Does not reflect amounts available for future issuance upon exercise of options that may be granted after March 31, 2010. Shares issuable under the 2000 and 2007 Stock Incentive Plans may also be issued in the form of restricted shares, stock appreciation rights, performance shares, or other equity-based awards.

ii.	Includes any shares of common stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003 and amended in August 2008.

Recent Sales of Unregistered Securities; Purchases of Equity Securities

In connection with the revolving loan agreement entered into with Lewis C. Pell, our Chairman, on November 9, 2009 (the “Loan Agreement”), Mr. Pell received initial warrants to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share, which vested immediately upon issuance. In addition, on that date, he received a second warrant to purchase up to an additional 378,888 shares of our common stock at an exercise price of $1.65 per share, which vests based upon advances under the Loan Agreement. For more information, please refer to the Revolving Loan Agreement section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 34. Such warrants were issued to Mr. Pell in a transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) under the Securities Act.

Other than as provided above, within the past three years we did not sell any securities that were not registered under the Securities Act, and there were no repurchases of registered equity securities during our fiscal year ended March 31, 2010.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview of Business Operations

Vision-Sciences, Inc. designs, develops, manufactures, and markets products for endoscopy - the science of using an instrument, known as an endoscope to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States and independent distributors for the rest of the world. Our largest geographic markets are the United States and Europe.

We have two reportable segments, medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology referred to as a sheath or EndoSheath disposable, for a variety of specialties.

We target four main markets for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and have, for the past three years, sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT endoscopes.  Medtronic and we agreed to a transition period through April 1, 2010 during which time we continued to support the Medtronic sales force and Medtronic assisted us in transitioning Medtronic’s customer service needs directly to us, among other items. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. Our TNE (trans-nasal esophagoscopy) endoscopes are manufactured by us, and are marketed to ENT and GI physicians. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians.  Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice. We manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, casting parts and ground turbines, among other items. Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. Machida introduced a line of video borescopes in fiscal 2009 and a portable video processor in fiscal 2010.

Effective October 28, 2008, we sold the assets of Best Dysphasia Management Services, Inc. (“BEST-DMS”) to Ghiglieri Winchester Inc., the successor to BEST-DMS. The sale of the BEST-DMS assets allowed us to focus our efforts on our core business in the medical segment. We received approximately $137 thousand in cash at closing. BEST-DMS formerly constituted our health services segment.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services were rendered; (iii) the fee is fixed and determinable; (iv) collectability is reasonably assured; and (v) the fair value of undelivered elements, if any, exists. Determination of criterion (iv) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

Income Taxes

We account for income taxes in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 (Topic 740, Income Taxes). ASC 740 prescribes that the use of the liability method be used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Stock-Based Compensation

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

In connection with the Loan, the Lender received  a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock), which was immediately vested upon issuance. In addition, we issued a second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which shall be the amount of the new Advance and (B) the denominator of which shall be $5.0 million.

On the date of issuance, the fair value of the Initial and Additional Warrant Shares was approximately $221 thousand and $249 thousand, respectively. We defer costs associated with the Loan over the applicable term. These costs are amortized as debt cost expense in our consolidated statement of operations. Accordingly, we recorded the $221 thousand associated with the Initial Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost is being amortized on a straight-line basis over the three-year term of the Loan.

In March 2010, we took a $2.5 million Advance under the Loan. The fair value of the Additional Warrant Shares, which vested, was approximately $106 thousand on the date of Advance. We recorded the $106 thousand associated with the Additional Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost is being amortized over the remaining life of the Loan using the effective interest method. We recorded approximately $31 thousand as debt cost expense related to the amortization of the deferred debt cost for the Initial and Additional Warrant Shares in fiscal 2010.

At March 31, 2010, we had $2.5 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time all borrowings under the Loan must be repaid. We recorded approximately $11 thousand as interest expense related to the availability fee and accrued interest in our consolidated statement of operations in fiscal 2010.

Results of Operations (Dollars in thousands, except per share amounts)

Net Sales

The following table illustrates net sales from our two reportable segments for the periods listed below:

	Fiscal Year Ended March 31,
Market/Category	2010	2009	2008
ENT and TNE	$2,875	$5,901	$5,291
Urology	2,245	2,274	633
Bronchoscopy	545	-	-
SpineView milestone	225	-	-
Repairs, peripherals, and accessories	2,013	1,845	983
Total medical net sales	$7,903	$10,020	$6,907
Borescopes	2,153	1,961	1,884
Repairs	754	852	821
Total industrial net sales	$2,907	$2,813	$2,705
Net sales	$10,810	$12,833	$9,612

Net sales decreased $2.0 million, or 16%, in fiscal 2010 to $10.8 million from $12.8 million in fiscal 2009 primarily attributable to lower sales in the ENT and TNE markets ($3.0 million). Partially offsetting the decrease were sales of our video bronchoscopes, which we launched during the first quarter of fiscal 2010 ($0.5 million). Net sales increased $3.2 million, or 34%, in fiscal 2009 to $12.8 million from $9.6 million in fiscal 2008. The increase was primarily attributable to higher sales of our urology product line ($1.6 million), growth in our repairs business ($0.4 million), and increased demand of our peripherals and accessories ($0.4 million).

Net Sales – Medical Segment

Net sales in our medical segment decreased $2.1 million, or 21%, in fiscal 2010 to $7.9 million from $10.0 million in fiscal 2009 primarily attributable to lower sales of our ENT and TNE endoscopes and digital processing units, a component of our videoscope product line, to Medtronic, our former exclusive ENT distributor ($2.9 million), which was partially offset by sales of our video bronchoscopes ($0.5 million). Net sales increased $3.1 million, or 45%, in fiscal 2009 to $10.0 million from $6.9 million in fiscal 2008. The increase was primarily attributable to higher sales of our urology product line ($1.6 million), growth in our repairs business ($0.4 million), and increased demand of our peripherals and accessories ($0.4 million).

ENT and TNE Markets

Net sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Fiscal Year Ended March 31,
ENT and TNE Markets	2010	2009	2008
Slide-On EndoSheaths	$72	$254	$2,719
Endoscopes	2,803	5,647	2,572
Total ENT and TNE net sales	$2,875	$5,901	$5,291
Percent (decrease) increase	-51%	12%	--

	Fiscal Year Ended March 31,
Geographic Location	2010	2009	2008
Domestic
Slide-On EndoSheaths	$69	$248	$2,487
Endoscopes	2,798	5,581	2,572
Sub-total domestic net sales	2,867	5,829	5,059
International
Slide-On EndoSheaths	3	6	232
Endoscopes	5	66	-
Sub-total international net sales	8	72	232
Total ENT and TNE net sales	$2,875	$5,901	$5,291

Net sales to the ENT and TNE markets decreased $3.0 million, or 51%, in fiscal 2010 to $2.9 million from $5.9 million in fiscal 2009 primarily attributable to lower sales of our ENT endoscopes to Medtronic, our former exclusive ENT distributor ($2.9 million). Net sales increased $0.6 million, or 12%, in fiscal 2009 to $5.9 million from $5.3 million in fiscal 2008. The increase was primarily attributable to higher sales of our ENT endoscopes to Medtronic ($3.1 million), which was partially offset by lower ENT EndoSheath disposables sales ($2.5 million). We sold our ENT EndoSheath disposables business to Medtronic in March 2007 and completed the transition of the manufacturing process during fiscal 2009.

 Urology Market

Net sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Fiscal Year Ended March 31,
Urology Market	2010	2009	2008
Slide-On EndoSheaths	$1,326	$954	$119
Endoscopes	919	1,320	514
Total urology net sales	$2,245	$2,274	$633
Percent (decrease) increase	-1%	259%	--

	Fiscal Year Ended March 31,
Geographic Location	2010	2009	2008
Domestic
Slide-On EndoSheaths	$470	$414	$35
Endoscopes	387	588	148
Sub-total domestic net sales	857	1,002	183
International
Slide-On EndoSheaths	856	540	84
Endoscopes	532	732	366
Sub-total international net sales	1,388	1,272	450
Total urology net sales	$2,245	$2,274	$633

Net sales to the urology market decreased $29 thousand, or 1%, in fiscal 2010 to $2.2 million from $2.3 million in fiscal 2009 primarily attributable to lower sales or our urology endoscopes ($401 thousand), which was partially offset by higher sales of our EndoSheath disposables ($372 thousand). Net sales in fiscal 2009 benefited from initial orders of our videoscopes from our then-independent sales reps and international distributors ($306 thousand), which was not repeated in fiscal 2010. Net sales increased $1.6 million, or 259%, in fiscal 2009 to $2.3 million from $0.6 million in fiscal 2008. The increase was primarily attributable to strong worldwide sales of our EndoSheath disposables ($0.8 million) and the introduction of our urology videoscopes during the first quarter of fiscal 2009 ($0.5 million).

Bronchoscopy Market

Net sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Fiscal Year Ended March 31,
Bronchoscopy Market	2010	2009	2008
Slide-On EndoSheaths	$52	$-	$-
Endoscopes	493	-	-
Total bronchoscopy net sales	$545	$-	$-
Percent increase	100%	--	--

	Fiscal Year Ended March 31,
Geographic Location	2010	2009	2008
Domestic
Slide-On EndoSheaths	$15	$-	$-
Endoscopes	237	-	-
Sub-total domestic net sales	252	-	-
International
Slide-On EndoSheaths	37	-	-
Endoscopes	256	-	-
Sub-total international net sales	293	-	-
Total bronchoscopy net sales	$545	$-	$-

We launched our video bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians during the first quarter of fiscal 2010.

SpineView Milestone

In fiscal 2010, we recorded net sales of $0.2 million in connection with the milestone achievement for delivery of the first working prototype of the SpineView spinoscope. The milestone revenue related to non-recurring engineering costs for the development of the spinoscope prototype.

Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories increased $0.2 million, or 9%, in fiscal 2010 to $2.0 million from $1.8 million in fiscal 2009 primarily attributable to higher repair sales ($0.1 million). Net sales increased $862 thousand, or 88%, in fiscal 2009 to $1.8 million from $1.0 million in fiscal 2008. The increase was primarily attributable to growth in our repairs business ($0.4 million) and increased demand of our peripherals and accessories ($0.4 million).

Net Sales – Industrial Segment

Net sales in our industrial segment increased $0.1 million, or 3%, in fiscal 2010 to $2.9 million from $2.8 million in fiscal 2009 primarily attributable to higher sales of our borescopes ($0.2 million). Net sales increased $0.1 million, or 4%, in fiscal 2009 to $2.8 million from $2.7 million in fiscal 2008. The increase was primarily attributable to higher sales of our borescopes ($0.1 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit (Net Sales Less Cost of Sales)

The following table illustrates gross profit from our two reportable segments for the periods listed below:

	Fiscal Year Ended March 31,
Gross Profit (Loss)	2010	2009	2008
Medical	$(233)	$1,321	$982
As percentage of net sales	-3%	13%	14%
Industrial	1,245	1,056	303
As percentage of net sales	43%	38%	11%
Gross profit	$1,012	$2,377	$1,285
Gross margin percentage	9%	19%	13%

Gross profit decreased $1.4 million, or 57%, in fiscal 2010 to $1.0 million from $2.4 million in fiscal 2009 primarily attributable to lower sales ($2.0 million). Gross margin percentage decreased 10% in fiscal 2010 to 9% of net sales from 19% of net sales in fiscal 2009. The lower gross margin percentage was primarily attributable to a higher inventory reserve for slow moving and obsolete materials ($0.8 million, or 8% gross margin percentage impact). Gross profit increased $1.1 million, or 85%, in fiscal 2009 to $2.4 million from $1.3 million in fiscal 2008 primarily attributable to higher sales ($3.2 million), partially offset by higher cost of sales for our videoscopes. Gross margin percentage increased 6% in fiscal 2009 to 19% of net sales from 13% of net sales in fiscal 2008. The higher gross margin percentage was primarily attributable to a sales product mix with higher priced products being sold during fiscal 2009.

Gross Profit (Loss) – Medical Segment

Gross profit (loss) in our medical segment decreased $1.5 million, or 118%, in fiscal 2010 to a gross loss of $0.2 million from a gross profit of $1.3 million in fiscal 2009, primarily attributable to lower medical segment sales ($2.1 million). Gross margin percentage decreased 16% in fiscal 2010 to -3% of net sales from 13% of net sales in fiscal 2009. The lower gross margin percentage was primarily attributable to a higher inventory reserve for slow moving and obsolete materials ($0.8 million, or 8% gross margin percentage impact) and unfavorable overhead absorption due to lower sales ($2.1 million). Gross profit increased $0.3 million, or 35%, in fiscal 2009 to $1.3 million from $1.0 million in fiscal 2008 primarily attributable to higher medical segment sales ($3.1 million), partially offset by higher cost of sales for our videoscopes. Gross margin percentage decreased 1% in fiscal 2009 to 13% of net sales from 14% of net sales in fiscal 2008. The lower gross margin percentage was primarily attributable to higher cost of sales of our videoscopes.

Gross Profit – Industrial Segment

Gross profit in our industrial segment increased $0.2 million, or 18%, in fiscal 2010 to $1.2 million from $1.1 million in fiscal 2009, primarily attributable to higher industrial segment sales ($0.1 million). Gross margin percentage increased 5% in fiscal 2010 to 43% of net sales from 38% of net sales in fiscal 2009. The higher gross margin percentage was primarily attributable to favorable labor and overhead absorption ($0.4 million, or 4% gross margin percentage impact). Gross profit increased $0.8 million, or 249%, in fiscal 2009 to $1.1 million from $0.3 million in fiscal 2008 primarily attributable to manufacturing efficiencies. Gross margin percentage increased 27% in fiscal 2009 to 38% of net sales from 11% of net sales in fiscal 2008. The higher gross margin percentage was primarily attributable to manufacturing efficiencies.

Operating Expenses (Selling, General, and Administrative (“SG&A”) and Research and Development (“R&D”))

The following table illustrates operating expenses from our two reportable segments for the periods listed below:

	Fiscal Year Ended March 31,
Operating Expenses	2010	2009	2008
SG&A expenses
Medical	$9,554	$8,973	$7,218
Industrial	936	1,253	631
Total SG&A expenses	10,490	10,226	7,849
R&D expenses
Medical	3,287	4,831	3,441
Industrial	-	-	-
Total R&D expenses	3,287	4,831	3,441
Total operating expenses	$13,777	$15,057	$11,290

Operating expenses decreased $1.3 million, or 9%, in fiscal 2010 to $13.8 million from $15.1 million in fiscal 2009, primarily attributable to lower R&D expenses in our medical segment ($1.5 million). Operating expenses increased $3.8 million, or 33%, in fiscal 2009 to $15.1 million from $11.3 million in fiscal 2008 primarily attributable to higher SG&A expenses ($1.8 million) and R&D expenses ($1.4 million) in our medical segment.

SG&A Expenses – Medical Segment

SG&A expenses in our medical segment increased $0.6 million, or 6%, in fiscal 2010 to $9.6 million from $9.0 million in fiscal 2009 primarily attributable to one-time termination costs for our former Chief Executive Officer ($0.5 million). SG&A expenses increased $1.8 million, or 24%, in fiscal 2009 to $9.0 million from $7.2 million in fiscal 2008, primarily attributable to the following:

•
increased sales and marketing expenses related to the introduction of our videoscope product line ($1.0 million), which included costs for additional direct sales and support staff ($0.5 million), attending more trade shows and conventions ($0.4 million), and higher commissions ($0.1 million); and

•
increased corporate administration expenses related to the establishment of an operations infrastructure to support our expected accelerated business growth ($0.7 million), which included costs for additional staff ($0.4 million), stock-based compensation ($0.2 million), and travel expenses for new business development ($0.1 million).

SG&A Expenses – Industrial Segment

SG&A expenses in our industrial segment decreased $0.3 million, or 25%, in fiscal 2010 to $0.9 million from $1.2 million in fiscal 2009. SG&A expenses in fiscal 2009 included an allowance for tax related matters ($0.3 million), which was not repeated in the current fiscal year. SG&A expenses increased $0.6 million, or 99%, in fiscal 2009 to $1.2 million from $0.6 million in fiscal 2008 primarily attributable to the following:

•	an allowance for tax related matters ($0.3 million); and
•	increased sales and marketing expenses related to additional trade shows and conventions attendance, increased advertising, and higher travel expenses ($0.2 million).

R&D Expenses – Medical Segment

R&D expenses in our medical segment decreased $1.5 million, or 32%, in fiscal 2010 to $3.3 million from $4.8 million in fiscal 2009 primarily attributable to the following:

•	reduced spending for our videoscope product line as this latest product innovation moved from the development stage into production ($0.3 million);
•	lower expense allocations from manufacturing departments, which previously supported the development of our videoscope product line ($0.3 million);
•	lower stock-based compensation ($0.2 million);
•	the reclassification of labor and materials associated with the development of the working spinoscope prototype to cost of goods sold ($0.2 million); and
•	reduced spending for R&D materials, jigs, and tools ($0.2 million).

R&D expenses increased $1.4 million, or 40%, in fiscal 2009 to $4.8 million from $3.4 million in fiscal 2008 primarily attributable to the following:

•	increased salary and stock-based compensation for additional personnel needed to develop our videoscope product line ($0.6 million);
•	higher product development costs associated with our videoscope and new fiberscope product lines ($0.5 million); and
•	expenses related to a feasibility study for a potential new product ($0.2 million).

R&D Expenses – Industrial Segment

There were no material R&D expenses incurred by our medical segment during fiscal 2010, 2009, and 2008.

Restructuring Charge (Reversal)

In fiscal 2008, our Board decided to consolidate our Natick facility and our Orangeburg facility under one roof, in a new location at One Ramland Road, Orangeburg, NY. Due to a disagreement with the landlord on the proposed costs to renovate the new facility, there was a delay with the landlord’s renovation of the location, a process initially expected to be completed by December 2008. On December 31, 2008, we signed a Surrender and Acceptance Agreement with the landlord, which cancelled the lease. We never occupied the facility and no payments were made or received in connection with the lease.

We also re-evaluated our plans to close down our Natick facility and decided that in order to protect our EndoSheath technology business we would remain in Natick. In order to reduce costs, however, we reduced our Natick staff by approximately 50%.  These staff reductions were effective November 17, 2008. Accordingly, in fiscal 2008, we recorded a restructuring charge and corresponding liability of approximately $660 thousand for one-time severance costs for the staff reduction. In fiscal 2009, we reversed approximately $98 thousand related to the remaining balance of the restructuring liability.

Loss on Disposal of Fixed Assets

In fiscal 2009, after performing a physical count of our fixed assets, we recorded a loss on the disposal of fixed assets of $0.1 million in order to adjust our records to the physical count amount.

Other (Expense) Income

The following table illustrates other (expense) income for the periods listed below:

	Fiscal Year Ended March 31,
Other (Expense) Income	2010	2009	2008
Interest income	$4	$312	$1,021
Interest expense	(12)	(16)	(9)
Debt cost expense	(31)	-	-
Other, net	(2)	36	95
Gain on sale of product line, net of direct costs	-	4,986	1,435
Loss on equity investment	-	-	(1,000)
Other (expense) income, net	$(41)	$5,318	$1,542

Interest Income

Interest income decreased $0.3 million, or 99%, in fiscal 2010 to $4 thousand from $0.3 million in fiscal 2009 primarily attributable to lower cash and short-term investments balances. Interest income decreased $0.7 million, or 69%, in fiscal 2009 to $0.3 million from $1.0 million in fiscal 2008 for the same reason aforementioned.

Interest Expense

Interest expense decreased $4 thousand, or 25%, in fiscal 2010 to $12 thousand from $16 thousand in fiscal 2009. Interest expense increased $7 thousand, or 78%, in fiscal 2009 to $16 thousand from $9 thousand in fiscal 2008 primarily attributable to interest for additional office equipment leases entered into during fiscal 2009.

Debt Cost Expense

In fiscal 2010, we recorded debt cost expense of $31 thousand associated with the issuance of the Initial and Additional Warrant Shares.

Other, Net

Other, net decreased $38 thousand, or 106%, in fiscal 2010 to other expense of $2 thousand from other income of $36 thousand in fiscal 2009 primarily attributable to lower accounts receivable late fees collected. Other, net decreased $59 thousand, or 62%, in fiscal 2009 to $36 thousand from $95 thousand in fiscal 2008 primarily attributable to a property insurance claim reimbursement that occurred in fiscal 2008 ($72 thousand).

Gain on Sale of Product Line, Net of Direct Costs

In fiscal 2009, we received $5.0 million from Medtronic, of which $3.0 million was related to the asset purchase agreement and $2.0 million was in connection with achieving certain milestones related to the transition of the ENT EndoSheath disposables production from our Natick, MA facility to Medtronic’s facility in Jacksonville, FL. During fiscal 2008, we received $1.4 million from Medtronic related to the transition agreement.

Loss on Equity Investment

In fiscal 2008, we recorded a loss on equity investment of $1.0 million related to the write-off of our entire investment in Minos Medical, Inc. (“Minos”), a privately held, development-stage medical device company focused in the emerging field of N.O.T.E.S. (Natural Orifice Trans-luminal Endoscopic Surgery). Liquidity issues at Minos were the basis for the investment write-off.

Net Loss

The following table illustrates net loss for the periods listed below:

	Fiscal Year Ended March 31,
Net Loss	2010	2009	2008
Loss before provision for income taxes	$(12,806)	$(7,404)	$(9,123)
Income tax (benefit) provision	(382)	21	-
Net loss from continuing operations	(12,424)	(7,425)	(9,123)
Net loss from discontinued operations	-	(565)	(220)
Net loss on sale of discontinued operations	-	(235)	-
Net loss	$(12,424)	$(8,225)	$(9,343)

Net loss increased $4.2 million, or 51%, in fiscal 2010 to $12.4 million from $8.2 million in fiscal 2009. The higher net loss was primarily attributable to the net gain on sale of product line recognized in fiscal 2009 ($5.0 million), partially offset by reduced R&D expenses in fiscal 2010 ($1.5 million). Net loss decreased $1.1 million, or 12%, in fiscal 2009 to $8.2 million from $9.3 million in fiscal 2008, primarily attributable to the higher net gain on sale of product line ($3.6 million), partially offset by increased SG&A expenses ($2.4 million).

Income Tax (Benefit) Provision

In fiscal 2010, we recorded a net tax benefit of approximately $382 thousand primarily attributable to a carryback refund claim of $412 thousand for an alternative minimum tax net operating loss (“AMT NOL”). The AMT NOL was generated in fiscal 2007 and was included in our deferred tax asset as a tax credit carryforward through fiscal 2009. Partially offsetting this tax benefit was a tax provision of approximately $30 thousand for minimum state taxes. In fiscal 2009, we recorded a tax provision of approximately $21 thousand for minimum state taxes. No tax provision was recorded in fiscal 2008.

Liquidity and Capital Resources

We consider our cash and cash equivalents, short-term investments, and our available lines of credit to be our principal sources of liquidity.

Cash and cash equivalents and short-term investments at March 31, 2010 were $3.0 million compared to $9.9 million at March 31, 2009. Working capital was $6.2 million compared to $14.6 million at the end of fiscal 2009. The decrease in working capital was primarily attributable to the use of short-term investments to cover our operating loss ($7.4 million).

In fiscal 2010, we used $8.8 million of net cash in our operating activities compared to $14.7 million in fiscal 2009. The lower cash used in operations was primarily attributable to favorable changes in inventories ($2.6 million) and accounts receivable ($1.4 million). In fiscal 2009, we used $14.7 million of net cash in our operating activities compared to $9.6 million in fiscal 2008. The higher cash used in operations was primarily attributable to unfavorable changes in accounts payable ($1.9 million) and accrued expenses ($1.6 million).

In fiscal 2010, we provided $6.9 million of net cash from our investing activities compared to $4.5 million in fiscal 2009. The increase was primarily attributable to lower purchases of short-term investments ($18.2 million), partially offset by reduced proceeds yielded from sales and maturities of our short-term investments ($10.9 million) and the sale of our product line ($5.0 million). In fiscal 2009, we provided $4.5 million of net cash from our investing activities compared to net cash used of $9.4 million in fiscal 2008. The increase was primarily attributable to lower purchases of short-term investments ($26.3 million), partially offset by reduced proceeds yielded from sales and maturities of our short-term investments ($18.1 million) and the sale of our product line ($3.6 million).

In fiscal 2010, we provided $2.5 million of net cash from our financing activities compared to $1.6 million in fiscal 2009. The increase was primarily attributable to proceeds yielded from an Advance on the Loan ($2.5 million), partially offset by lower proceeds from the exercise of stock options ($1.6 million). In fiscal 2009, we provided $1.6 million of net cash from our financing activities compared to $0.7 million in fiscal 2008. The increase was primarily attributable to higher proceeds from the exercise of stock options ($1.1 million).

We have incurred losses since our inception, and losses are expected to continue through at least fiscal 2011. We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, the sale of other assets, and advances under the $5.0 million Loan from our Chairman, Lewis C. Pell. We believe that our cash, short-term investments, and $2.5 million of capital available, subject to certain conditions, under the $5.0 million revolving loan agreement with the Lender will be sufficient to fund our working capital, capital expenditures, and future operating losses until June 30, 2011. However, if our performance expectations fall short (including regaining sales or profits generated from Medtronic) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Contractual Obligations

Set forth below is a summary of our current obligations as of March 31, 2010 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years
Office lease commitments	$2,149	$442	$882	$682	$143
Capital lease obligations	133	64	69	-	-
Notes payable	2,500	-	2,500	-	-
Net loss	$4,782	$506	$3,451	$682	$143

Off-Balance Sheet Arrangements

At March 31, 2010, we had no off-balance sheet arrangements.

Recently Adopted Accounting Standards

In June 2009, the FASB issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FAS Statement No. 162 (“SFAS 168”). SFAS 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of generally accepted accounting principles in the U.S. (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. The adoption of the Codification changed our references to U.S. GAAP accounting standards, but did not impact our results of operations, financial position, or liquidity.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820 (Topic 820, Fair Value Measurements and Disclosures). This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair values of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The adoption of ASC Update 2009-05 did not have a material effect on our results of operations, financial position, or liquidity.

Accounting Standards Updates Not Yet Effective

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”), an update to ASC 820. This update provides amendments to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASC Update 2010-06 became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 measurements, which will become effective for us with the reporting period beginning April 1, 2011 (our fiscal 2012). We do not expect that the provisions of the update will have a material effect on our results of operations, financial position, or liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

See Financial Statements following Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 25, 2010, we dismissed BDO Seidman, LLP (the “Former Auditor”) as our independent registered public accounting firm effective on that date. The report of the Former Auditor on our consolidated financial statements as of and for the years ended March 31, 2009 or March 31, 2008, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Our Audit Committee made the decision to change independent accountants, acting under authority delegated to it by our Board of Directors and in accordance with its Audit Committee Charter, and also recommended that the Board of Directors approve the change.  The Board of Directors approved the change of the independent accountants at its meeting on March 25, 2010.

During the two most recent fiscal years and through March 25, 2010, there (i) have been no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of such disagreements in its reports on the financial statements for such years and (ii) were no reportable events of the kind in Item 304(a)(1)(v) of Regulation S-K.

On March 29, 2010, we engaged Amper, Politziner & Mattia, LLP, (the “New Auditor”) as our independent accountants for the year ending March 31, 2010.  The Audit Committee made the decision to engage the New Auditors acting under authority delegated to it by our Board of Directors and the Board of Directors approved the same at its meeting on March 25, 2010.

We have not consulted with the New Auditor during our two most recent fiscal years or during any subsequent interim period prior to its appointment as New Auditor regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that the New Auditor concluded was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Not applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon the foregoing, our interim CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a – 15 or 15d – 15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and the participation of management, including our interim CEO and CFO, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of March 31, 2010 covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of Our Company

Warren Bielke, age 63, has been our interim Chief Executive Officer since November 2009 and a member of our Board of Directors since 2005. Prior to joining our company, Mr. Bielke served as President and Chief Executive Officer of Advanced Bio-Surfaces, Inc., an orthopedic implant company. Mr. Bielke was a co-founder and President and Chief Executive Officer of InStent, Inc., a medical device manufacturer that went public in 1995 and was acquired by Medtronic, Inc., in 1996, subsequent to which Mr. Bielke served as President and Chief Executive Officer of Medtronic InStent. From 1980 to April 1990, Mr. Bielke held positions of increasing responsibility in sales and marketing at Pentax Precision Instrument Corporation, a medical instrument company, serving as Executive Vice President and a member of its Board of Directors from October 1989 to April 1990. Mr. Bielke served as National Sales and Product Marketing Manager at Xomed Medical from 1976 to 1980 and served as Regional Sales Manager at Baxter Travenol Health Care from 1970 to 1976. Mr. Bielke is also a member of the Board of Directors at Advanced Bio-Surfaces, Inc., and Vertebral Technologies, Inc. Mr. Bielke has a B.A. in Business Management from Moorhead State University.

Katherine L. Wolf, age 43, has been our Chief Financial Officer and Executive Vice President, Corporate Development since September 2008. From 2005 to 2008, Ms. Wolf was a Managing Director at HSBC Securities in its investment banking division, where she was a member of the firm’s Health Care Group and ran the investment banking MedTech effort. Prior to HSBC, she worked at Bear, Stearns & Co. from 2000-2005 in the Health Care Group, rising to the level of Managing Director.  Ms. Wolf holds an M.B.A. from Harvard Business School and a B.A. from Williams College.

Mark S. Landman, age 55, has been our Vice President, Disposables Operations since 2007 and Vice President of our Medical Division since July 1999. Mr. Landman joined us from Boston Scientific in January 1991 and served in a variety of roles in product development, project management, manufacturing engineering, and material control from that date to July 1999.

Jitendra Patel, age 56, has been our Vice President, Industrial Division since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that division.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Other information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2010 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

We have adopted a Code of Ethics applicable to our directors, officers, and employees and those of our subsidiaries, including our principal executive officer, the principal financial officer, the principal accounting officer, the corporate controller, and other officers of the Company or our subsidiaries. We require all employees, including our senior officers, to read and to adhere to the Code of Ethics in discharging their work-related responsibilities. Our compliance and ethics program involves the administration of, training regarding and enforcement of the Code of Ethics and is under the direction of our Chief Financial Officer. Employees are expected to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. Our Code of Conduct, as amended, is posted on our website under Corporate Governance in the Investors tab, at www.visionsciences.com, and we intend to disclose any future amendments to or waivers granted to our executive officers from a provision to the Code of Conduct on our website. A copy of our Code of Ethics is available, free of charge, upon written request sent to Vision-Sciences, Inc. 40 Ramland Road South, Orangeburg, New York 10962, Attention: Corporate Governance.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2010 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2010 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2010 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14. Principal Accountants Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2010 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements of Vision-Sciences, Inc. are included:

(a) 2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

Exhibit	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended to date
3.2(2)	By-laws, as amended to date
*10.1(19)	1990 Stock Option Plan, as amended
*10.2(3)	2003 Director Option Plan, as amended
*10.3(4)	2000 Stock Incentive Plan
*10.3.1(14)	2007 Stock Incentive Plan, as amended
*10.5(2)	Form of Vision-Sciences, Inc.’s Invention, Non-Disclosure and Non-Competition Agreement for employees
*10.6(17)	Letter Agreement between the Company and Ron Hadani dated January 24, 2003
10.9(22)	Separation Agreement between the Company and Ron Hadani dated November 9, 2009
10.10(23)	Employment Agreement between the Company and Warren Bielke dated November 9, 2009
10.11(9)	Supply Agreement dated March 16, 1992 between the Registrant and Pentax Corporation (formerly known as Asahi Optical Co., Ltd.) and amendment dated October 1, 2002
10.12(15)	Termination Agreement between Pentax Corporation and Vision-Sciences, Inc. dated February 12, 2008
10.14(6)	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993
10.15(7)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994
10.16(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995
10.17(8)	Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996
**10.19(5)	License Agreement dated as of August 6, 1998 between Vision-Sciences, Inc. and Pentax Corporation (formerly Asahi Optical Co., Ltd.)
10.21(4)	Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000.
10.31(11)	Asset Purchase Agreement dated as of January 16, 2007 by and between Medtronic Xomed, Inc. and the Company
10.32(11)	Amended and Restated Exclusive Distribution Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.
10.33(11)	License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc.

*10.35(17)	Amendment dated April 4, 2007 to Employment Letter Agreement of Ron Hadani
10.36(12)	Merrill Lynch Loan Management Account Agreement (the “Agreement”) between Vision-Sciences, Inc. and Merrill Lynch Bank USA (“Bank”) and accompanying Commitment Letter from the Bank
10.38(17)	Third Amendment to Lease between 30 Ramland Road, LLC and the Company dated as December 26, 2006
10.39(16)	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008
* 10.40(18)	Employment Letter between Katherine L. Wolf and the Company, effective September 16, 2008
10.41 (20)	Consulting Agreement between NYC Advisors LLC and the Company, effective October 1, 2008
10.42(21)	Surrender and Acceptance Agreement between Ramland Realty Associates L.L.C. and the Company dated December 31, 2008
10.43(24)	Consulting Agreement between Warren Bielke and the company, effective April 7, 2009
10.44(24)	Fourth Amendment to Lease between 30 Ramland Road, LLC and the Company dated as April 12, 2009.
10.45(23)	Loan Agreement between the Company and Lewis C. Pell dated November 9, 2009
10.46(23)	Common Stock Warrants of the Company issued to Lewis C. Pell dated November 9, 2009
16	Letter from BDO Seidman, LLP pursuant to Item 304 of Regulation S-K
21.1	Subsidiaries of the Company
23.1	Consent of Amper, Politziner & Mattia, LLP
23.2	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-53490).
(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994.
(8)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(11)	Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A.
(12)	Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2008.
(13)	Incorporated by reference to the Current Report on Form 8-K filed on May 5, 2008.
(14)	Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A.
(15)	Incorporated by reference to the current report on Form 8-K filed on February 15, 2008.
(16)	Incorporated by reference to the current report on Form 8-K filed on June 23, 2008.
(17)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
(18)	Incorporated by reference to the current report on Form 8-K filed on September 16, 2008.
(19)	Incorporated by reference Registration Statement on Form S-8, filed on October 10, 2008.
(20)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to the current report on Form 8-K filed on January 6, 2009.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(23)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(24)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.

Date: June 2, 2010	By:	/s/ Warren Bielke
Warren Bielke
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Warren Bielke Warren Bielke	Interim Chief Executive Officer (Principal Executive Officer), Director	June 2, 2010
/s/ Katherine L. Wolf Katherine L. Wolf	Chief Financial Officer (Principal Financial and Accounting Officer)	June 2, 2010
/s/ Lewis C. Pell Lewis C. Pell	Chairman of the Board of Directors	June 2, 2010
/s/ Katsumi Oneda Katsumi Oneda	Director	June 2, 2010
/s/ David W. Anderson David W. Anderson	Director	June 2, 2010
/s/ John J. Rydzewski John J. Rydzewski	Director	June 2, 2010
/s/ Lothar Koob Lothar Koob	Director	June 2, 2010

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vision-Sciences, Inc.
Orangeburg, New York

We have audited the accompanying consolidated balance sheet of Vision-Sciences, Inc. and subsidiaries as of March 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP
Edison, New Jersey
June 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vision-Sciences, Inc.
Orangeburg, New York

We have audited the accompanying consolidated balance sheet of Vision-Sciences, Inc. and subsidiaries as of March 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2009, and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Valhalla, New York
June 24, 2009

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,540	$1,975
Short-term investments	447	7,884
Accounts receivable, net of allowance for doubtful accounts of $347 and $283 at March 31, 2010 and 2009, respectively	1,147	1,818
Inventories, net	4,175	5,486
Prepaid expenses and other current assets	886	461
Current assets of discontinued operations	-	9
Total current assets	9,195	17,633

Property and equipment, at cost:
Machinery and equipment	3,584	3,069
Furniture and fixtures	225	132
Leasehold improvements	357	163
	4,166	3,364
Less—accumulated depreciation and amortization	2,237	1,576
Total property and equipment, net	1,929	1,788
Other assets, net of accumulated amortization of $84 and $78, respectively	79	65
Deferred debt cost, net of accumulated amortization of $31	296	-
Total assets	$11,499	$19,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$55	$61
Accounts payable	867	1,014
Accrued expenses	984	1,110
Accrued compensation	1,107	856
Current liabilities of discontinued operations	-	6
Total current liabilities	3,013	3,047
Line of credit—related party	2,500	-
Capital lease obligations, net of current portion	61	28
Total liabilities	5,574	3,075

Commitments and Contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—50,000 shares; issued and outstanding—36,856 shares and 36,818 shares at March 31, 2010 and 2009, respectively	369	368
Additional paid-in capital	81,968	80,031
Accumulated deficit	(76,412)	(63,988)
Total stockholders’ equity	5,925	16,411
Total liabilities and stockholders’ equity	$11,499	$19,486

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2010	2009	2008

Net sales	$10,810	$12,833	$9,612
Cost of sales	9,798	10,456	8,327
Gross profit	1,012	2,377	1,285

Selling, general, and administrative expenses	10,490	10,226	7,849
Research and development expenses	3,287	4,831	3,441
Restructuring charge (reversal)	-	(98)	660
Loss on disposal of fixed assets	-	140	-
Operating loss	(12,765)	(12,722)	(10,665)

Interest income	4	312	1,021
Interest expense	(12)	(16)	(9)
Debt cost expense	(31)	-	-
Other, net	(2)	36	95
Gain on sale of product line, net of direct costs	-	4,986	1,435
Loss on equity investment	-	-	(1,000)
	(41)	5,318	1,542
Loss before provision for income taxes	(12,806)	(7,404)	(9,123)
Income tax (benefit) provision	(382)	21	-
Net loss from continuing operations	(12,424)	(7,425)	(9,123)
Net loss from discontinued operations	-	(565)	(220)
Net loss on sale of discontinued operations	-	(235)	-
Net loss	$(12,424)	$(8,225)	$(9,343)

Net loss per common share - basic and diluted:
Continuing operations	$(0.34)	$(0.20)	$(0.26)
Discontinued operations	-	(0.02)	(0.01)
Net loss on sale of discontinued operations	-	-	-
Net loss per common share - basic and diluted	$(0.34)	$(0.22)	$(0.27)

Weighted average number of shares
outstanding - basic and diluted	36,853	36,818	35,286

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except per share amounts)

	Common Stock		Additional		Total
	Number	0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	Capital	Deficit	Equity
Balance, March 31, 2007	35,244	$352	$76,484	$(46,420)	$30,416
Exercise of stock options	404	4	525	-	529
Stock based compensationexpense	-	-	469	-	469
Net loss	-	-	-	(9,343)	(9,343)
Balance, March 31, 2008	35,648	356	77,478	(55,763)	22,071
Exercise of stock options	1,170	12	1,587	-	1,599
Stock based compensation expense	-	-	966	-	966
Net loss	-	-	-	(8,225)	(8,225)
Balance, March 31, 2009	36,818	368	80,031	(63,988)	16,411
Exercise of stock options	38	1	42	-	43
Issuance of stock warrants	-	-	327	-	327
Stock based compensation expense	-	-	1,568	-	1,568
Net loss	-	-	-	(12,424)	(12,424)
Balance, March 31, 2010	36,856	$369	$81,968	$(76,412)	$5,925

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Fiscal Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(12,424)	$(8,225)	$(9,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	653	471	255
Stock-based compensation expense	1,568	966	469
Provision for losses on accounts receivable	43	142	1
Debt cost expense	31	-	-
Gain on sale of product line	-	(4,986)	(1,435)
Loss on disposal of fixed assets	-	140	-
Loss on sale of investments	6	-	-
Loss on equity investment	-	-	1,000
Changes in assets and liabilities:
Accounts receivable	628	(868)	137
Inventories	1,130	(1,465)	(1,918)
Prepaid expenses and other current assets	(419)	36	(345)
Other assets	(20)	291	-
Accounts payable	(147)	(755)	1,178
Accrued expenses	(132)	(609)	398
Accrued compensation	251	142	49
Net cash used in operating activities	(8,832)	(14,720)	(9,554)
Cash flows from investing activities:
Purchase of short-term investments	(2,572)	(20,799)	(47,122)
Proceeds from short-term investment sales/maturities	10,003	20,928	39,059
Purchase of property and equipment	(533)	(617)	(1,332)
Proceeds from sale of product line, net of direct costs	-	4,986	1,435
Purchase of equity investment	-	-	(1,000)
Business acquisition payment	-	-	(450)
Net cash provided by (used in) investing activities	6,898	4,498	(9,410)
Cash flows from financing activities:
Advance on line of credit	2,500	-	-
Payments on capital leases	(52)	(49)	134
Exercise of stock options	43	1,599	529
Net cash provided by financing activities	2,491	1,550	663
Net increase (decrease) in cash and cash equivalents	557	(8,672)	(18,301)
Cash and cash equivalents from continuing operations, beginning of period	$1,975	$10,641	$28,956
Cash and cash equivalents from discontinued operations, beginning of period	$8	$14	$-
Cash and cash equivalents from discontinued operations, end of period	$-	$8	$14
Cash and cash equivalents from continuing operations, end of period	$2,540	$1,975	$10,641

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$16	$9
Income taxes	$12	$21	$-

Non-cash investing and financing activities:
Transfers of inventory to fixed assets for use as demonstration equipment	$181	$-	$-
Capital leases entered into for equipment purchases	$74	$-	$184
Issuance of stock warrants with revolving loan agreement	$327	$-	$-

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1. The Company and Summary of Significant Accounting Policies

Company Overview

Vision-Sciences, Inc. (the “Company,” which may be referred to as our, us, or we) designs, develops, manufactures, and markets products for endoscopy - the science of using an instrument, known as an endoscope to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States and independent distributors for the rest of the world. Our largest geographic markets are the United States and Europe.

We were incorporated in Delaware, and are the successor to operations originally begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. Another one of our subsidiaries, Vision Sciences Ltd., an Israeli corporation, was established in 1998. We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

We have two reportable segments, medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology referred to as a sheath or EndoSheath disposable, for a variety of specialties.

Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, casting parts and ground turbines, among other items. Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments.

Effective October 28, 2008, we sold the assets of Best Dysphasia Management Services, Inc. (“BEST-DMS”) to Ghiglieri Winchester Inc., the successor to BEST-DMS. The sale of the BEST-DMS assets allowed us to focus our efforts on our core business in the medical segment. We received approximately $137 thousand in cash at closing. BEST-DMS formerly constituted our health services segment.

Liquidity and Capital Resources

We have incurred losses since our inception, and losses are expected to continue through at least fiscal 2011. We have funded the losses principally with proceeds from operations, proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, the sale of other assets, and advances under the $5.0 million Loan from our Chairman, Lewis C. Pell. We believe that our cash, short-term investments, and $2.5 million of capital available, subject to certain conditions, under the $5.0 million revolving loan agreement with the Lender will be sufficient to fund our working capital, capital expenditures, and future operating losses. However, if our performance expectations fall short (including regaining sales or profits generated from Medtronic) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Principles of Consolidation

The consolidated financial statements include the accounts of Vision-Sciences, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

The presentation of certain prior year information has been reclassified to conform with current year presentation. We have reclassified our statements of operations to reflect the results of discontinued operations for all fiscal years presented. The consolidated balance sheet as of March 31, 2009 includes an adjustment of $64 thousand from short-term investments to prepaid expenses and other current assets due to the reclassification of interest receivable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. This pronouncement requires that five basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services were rendered; (iii) the fee is fixed and determinable; (iv) collectability is reasonably assured; and (v) the fair value of undelivered elements, if any, exists. Determination of criterion (iv) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point. Revenue for service repairs of equipment is recognized after service has been completed.

Income Taxes

We account for income taxes in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 (Topic 740, Income Taxes). ASC 740 prescribes that the use of the liability method be used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Foreign Currency Transactions

We charge foreign currency exchange gains or losses in connection with our purchases of products from foreign vendors to operations. For each of the fiscal years presented these amounts were immaterial.

Research and Development Expenses

Costs of research, new product development, and product redesign are charged to expense as incurred.

Stock-Based Compensation

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all fiscal years presented the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options and warrants of 6,916,200 shares, 5,940,694 shares, and 6,234,369 shares as of March 31, 2010, 2009, and 2008, respectively, were excluded from the calculation of fully diluted loss per share from continuing operations since their inclusion would have been anti-dilutive. In addition to the above calculation, we have calculated the basic and diluted net loss per common share for our continuing operations and discontinued operations.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, when appropriate, we obtain advance payments for our international sales. As a consequence, we believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically we have not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

The following table summarizes net sales to our significant customers:

	Fiscal Year Ended March 31,
	2010	2009	2008
Medical segment
Medtronic, Inc.	$4,060	$7,107	$5,276
Percentage of total segment net sales	51%	71%	76%
Percentage of total net sales	38%	55%	55%

Industrial segment
Pratt & Whitney, a division of United Technology Corporation	$206	$747	$497
Percentage of total segment net sales	7%	27%	18%
Percentage of total net sales	2%	6%	5%

Cash and Cash Equivalents

We classify investments with original maturities of 90 days or less, consisting of certificates of deposits and a money market account at a bank, as cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at March 31, 2010 and 2009.

Short-Term Investments

We classify investments with original maturities of greater than 90 days in certificates of deposit, corporate bonds, and government securities as short-term investments. We intend to hold these investments to maturity. Our short-term investments are carried at amortized cost in our consolidated balance sheets. The following tables summarize these securities classified as held to maturity as of March 31, 2010 and 2009.

March 31, 2010	Amortized	Gross Unrealized
Held to maturity less than one year:	Cost	Gains	Losses	Fair Value
Certificates of deposit	$447	$-	$1	$446
Corporate bonds	-	-	-	-
Government securities	-	-	-	-
Total short-term investments	$447	$-	$1	$446

March 31, 2009	Amortized	Gross Unrealized
Held to maturity less than one year:	Cost	Gains	Losses	Fair Value
Certificates of deposit	$4,276	$53	$67	$4,262
Corporate bonds	2,842	-	73	2,769
Government securities	766	8	-	774
Total short-term investments	$7,884	$61	$140	$7,805

Fair Value Measurements

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and capital lease obligations approximate fair value due to their short-term nature. The fair value of the line of credit is based on its demand value, which is equal to its carrying value.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to report trade receivables at estimated net realizable value. We rely on prior experience to estimate cash which ultimately will be collected from the gross receivables balance at period-end. We maintain a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. We also maintain an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. If cost exceeds market, inventory is reported at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology, and other factors. Inventories consist of the following:

	March 31,
	2010	2009
Raw materials	$3,330	$4,253
Work in process	269	369
Finished goods	576	864
Inventories	$4,175	$5,486

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Asset and accumulated depreciation accounts are relieved for dispositions, with resulting gains or losses reflected in the statement of operations. Certain products used as sales demonstration and service loaner equipment are transferred from inventory to machinery and equipment and depreciated over 3 years.

Depreciation and Amortization

Depreciation of property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the various assets, or for leasehold improvements, over the term of the lease, if shorter. The estimated useful lives for each major asset classification are as follows:
Asset Classification	Estimated Useful Life
Machinery and equipment	3 - 15 years
Furniture and fixtures	5 years
Leasehold improvements	10 years
Intangible assets	6 - 15 years

Depreciation and amortization expense was $653 thousand in fiscal 2010, $471 thousand in fiscal 2009, and $255 thousand in fiscal 2008.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Other Assets

Other assets consist primarily of deposits and patents. Patents are amortized on a straight-line basis over a period of up to 15 years.

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We believe that the carrying value of these assets is fully realizable at March 31, 2010.

Deferred Debt Cost

We defer costs associated with securing a line-of-credit or revolving loan agreement over the applicable term. These costs are amortized as debt cost expense in our consolidated statement of operations. The costs are amortized over the term of the line-of-credit or revolving loan agreement on a straight-line basis or using the effective interest method.

Recently Adopted Accounting Standards

In June 2009, the FASB issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FAS Statement No. 162 (“SFAS 168”). SFAS 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. The adoption of the Codification changed our references to U.S. GAAP accounting standards, but did not impact our results of operations, financial position, or liquidity.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820 (Topic 820, Fair Value Measurements and Disclosures). This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair values of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The adoption of ASC Update 2009-05 did not have a material effect on our results of operations, financial position, or liquidity.

Accounting Standards Updates Not Yet Effective

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”), an update to ASC 820. This update provides amendments to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASC Update 2010-06 became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 measurements, which will become effective for us with the reporting period beginning April 1, 2011 (our fiscal 2012). We do not expect that the provisions of the update will have a material effect on our results of operations, financial position, or liquidity.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 2. Discontinued Operations

During the third quarter of fiscal 2009, we sold the assets of BEST DMS Inc. (“BEST-DMS”) to Ghiglieri Winchester Inc., the successor to Best Dysphasia Management Services, Inc. This transaction was signed on November 7, 2008, closed on November 10, 2008, and was effective October 28, 2008. We received net proceeds of approximately $137 thousand for the sale of BEST-DMS assets, which resulted in a loss on the sale of approximately $235 thousand. The sale of the BEST-DMS assets allowed us to focus our efforts on our core business in the medical segment. BEST-DMS formerly constituted our health services segment.

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

Net sales and pretax loss from discontinued operations for fiscal 2009 and 2008 are shown below. There was no impact for discontinued operations in our consolidated statement of operations for the current fiscal year.

	Fiscal Year Ended March 31,
	2009	2008
Net sales	$583	$337

Pretax loss	$(800)	$(220)

Note 3. Sale of Product Line

During fiscal 2009, we received $5.0 million from Medtronic, of which $3.0 million was related to the asset purchase agreement and $2.0 million was in connection with achieving certain milestones related to the transition of the ENT EndoSheath disposables production from our Natick, MA facility to Medtronic’s facility in Jacksonville, FL. During fiscal 2008, we received $1.4 million from Medtronic related to the transition agreement.

Note 4. Commitments and Contingencies

Leases

We rent our facilities in Natick, MA (“Natick”) and Orangeburg, NY (“Orangeburg”) from non-related parties. The various leasing agreements are due to expire between December 2012 and August 2015. We also lease some office and production equipment under leases that expire in December 2012.

Approximate future minimum lease commitments under all operating and capital leases are as follows:

	Office	Capital
	Lease	Lease
Fiscal Year Ending March 31,	Commitments	Obligations
2011	$442	$64
2012	453	46
2013	429	23
2014	339	-
2015	343	-
Thereafter	143	-
Total future minimum lease payments	$2,149	133
Less—amount representing interest		(17)
Present value of future payments		$116

Total rent expense was approximately $466 thousand in fiscal 2010, $404 thousand in fiscal 2009, and $474 thousand in fiscal 2008. Certain of our leases contain purchase and/or renewal options.

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

In connection with the Loan, the Lender received  a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock), which was immediately vested upon issuance. In addition, we issued a second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) which vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which shall be the amount of the new Advance and (B) the denominator of which shall be $5.0 million.

On the date of issuance, the fair value of the Initial and Additional Warrant Shares was approximately $221 thousand and $249 thousand, respectively. We defer costs associated with securing a line-of-credit or revolving loan agreement over the applicable term. These costs are amortized as debt cost expense in our consolidated statement of operations. Accordingly, we recorded the $221 thousand associated with the Initial Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost is being amortized on a straight-line basis over the three-year term of the Loan.

In March 2010, we took a $2.5 million Advance on the Loan. The fair value of the Additional Warrant Shares, which vested, was approximately $106 thousand on the date of Advance. We recorded the $106 thousand associated with the Additional Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost is being amortized over the remaining life of the Loan using the effective interest method. We recorded approximately $31 thousand as debt cost expense related to the amortization of the deferred debt cost for the Initial and Additional Warrant Shares in fiscal 2010.

At March 31, 2010, we had $2.5 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time all borrowings under the Loan must be repaid. We recorded approximately $11 thousand as interest expense related to the availability fee and accrued interest in our consolidated statement of operations in fiscal 2010.

Line of Credit Agreement

On January 18, 2008, we entered into a $10 million revolving line of credit agreement with Merrill Lynch Bank USA (the “Bank”), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the “Loan Agreement”). The Loan Agreement permits us to borrow funds from the Bank from time-to-time at fixed, variable, or term rates. The current rate for our borrowing is set at LIBOR plus 1.25%. Any outstanding amounts for variable rate borrowings may be repaid at our option at any time without penalty or premium. If we repay a fixed advance or term advance prior to its scheduled repayment date, we may be required to pay a breakage fee to the Bank. The amount of advances available under the Loan Agreement varies from time-to-time and is based on the value of, and secured by, the securities we maintain with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Under the Loan Agreement, the Bank has the right to demand repayment, in whole or in part, at any time of any outstanding amounts. We had available a secured line of credit totaling $0.5 million and $6.1 million at March 31, 2010 and 2009, respectively. At March 31, 2010 and 2009, we had no outstanding borrowings.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Warranty Obligations

We provide warranty on all of our products. We estimate the costs that may be incurred under warranties and record a liability in the amount of such costs at the time the product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Warranty expense is recorded in cost of sales in our statement of operations.

Changes in accrued warranty for the years ended March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
Warranty reserve, beginning of period	$164	$27
Warranties accrued during the fiscal year	172	264
Warranties settled during the fiscal year	(191)	(127)
Warranty reserve, end of period	$145	$164

The warranty reserve at March 31, 2010 and 2009 is included in accrued expenses on our consolidated balance sheets.

Litigation

As of March 31, 2010, we had no material legal proceedings to which we, or any of our subsidiaries, are a party or to which any of our properties are subject.

Note 5. Stock-Based Awards

We maintain the following equity incentive plans:

•
The 2000 Stock Incentive Plan (the “2000 Plan”), approved by stockholders in August 2000, authorized 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

•	The 2007 Stock Incentive Plan (the “2007 Plan”), approved by stockholders in August 2007, authorized 4,000,000 shares of common stock.
•
The 2003 Director Option Plan (the “2003 Plan”), approved by stockholders in July 2003 and amended in August 2008, authorized 450,000 shares of common stock covering the annual automatic grant of 10,000 stock options per outside director per year. The 2003 Plan also provides for granting newly elected outside directors a one-time grant of 10,000 stock options.

The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of the Board of Directors, and must be exercised within ten years from date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period based on fair values, generally four years. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Stock-Based Compensation

Stock-based compensation in fiscal 2010, 2009, and 2008 was recorded in our consolidated statements of operations as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
Cost of sales	$404	$168	$31
Selling, general, and administrative expenses	1,043	531	358
Research and development expenses	121	267	80
Total stock-based compensation	$1,568	$966	$469

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes valuation model that used the weighted average assumptions noted in the following table. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards. The expected life (estimated period of time that we expect employees, consultants and directors to hold their stock options) was estimated based on historical rates for two group classifications, (i) employees and consultants and (ii) outside directors. Expected volatility was based on historical volatility of our stock price for a period equal to the stock option’s expected life and calculated on a daily basis. The expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

	Fiscal Year Ended March 31,
	2010	2009	2008
Risk-free interest rate	2.72%	3.78%	4.72%
Expected life (in years)	6.57	6.25	6.25
Expected volatility	87%	86%	67%
Expected dividend yield	--	--	--

Stock Options

Changes in our stock options were as follows:

	Fiscal Year Ended March 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Outstanding at April 1	5,940,694	$2.04	6,234,369	$1.49	4,716,700	$1.23
Granted	1,391,136	1.21	2,046,958	3.33	2,140,750	1.52
Exercised	(37,835)	1.13	(978,217)	1.59	(403,581)	1.47
Canceled	(1,029,310)	1.74	(1,362,416)	1.73	(219,500)	1.41
Outstanding at March 31	6,264,685	$1.91	5,940,694	$2.04	6,234,369	$1.49
Vested and expected to
vest at March 31	5,514,845	$1.83	5,004,836	$1.92	5,239,185	$1.49
Exercisable at March 31	4,128,225	$1.62	3,394,006	$1.51	3,734,969	$1.46

At March 31, 2010, there were 1,648,218 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The weighted average remaining contractual term was approximately 5.8 years for stock options outstanding, approximately 4.4 years for stock options exercisable, and 5.5 years for stock options vested and expected to vest as of March 31, 2010. The weighted average fair value of options granted was $0.91 in fiscal 2010, $1.29 in fiscal 2009, and $1.49 in fiscal 2008.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $7 thousand for stock options outstanding, stock options exercisable, and stock options vested and expected to vest as of March 31, 2010. The total intrinsic value for stock options exercised was approximately $6 thousand in fiscal 2010, $2.5 million in fiscal 2009, and $1.3 million in fiscal 2008.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2010.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$0.79 - $1.16	2,209,613	3.47	$1.05	1,930,863	$1.06
$1.17 - $2.32	2,406,947	6.73	$1.43	1,570,346	$1.45
$2.33 - $3.48	313,000	7.85	$3.16	156,750	$3.17
$3.49 - $4.65	1,099,125	7.60	$3.70	408,625	$3.83
$4.66 - $5.81	236,000	8.17	$4.89	61,641	$4.89
	6,264,685	5.84	$1.91	4,128,225	$1.62

At March 31, 2010, unrecognized stock-based compensation expense related to stock options was approximately $1.8 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

Stock Warrants

The following table summarizes stock warrants activity related to the Loan with the Lender:

			Weighted
	Number	Exercise	Average
	of Shares	Price Range	Exercise Price
Nonvested at April 1, 2009	--	--	--
Granted	651,515	$1.375 – $1.65	$1.53
Vested	(462,121)	$1.375 – $1.65	1.49
Forfeited	--	--	--
Nonvested at March 31, 2010	189,394	$1.65	$1.65

The weighted average fair value of warrants granted during fiscal 2010 was $0.66 per share. There were no warrants issued during fiscal 2009 or 2008.

At March 31, 2010, unrecognized debt cost expense related to the Initial and Additional Warrant Shares was approximately $296 thousand, which is expected to be recognized over a weighted average period of approximately 2.7 years.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 6. Income Taxes

We account for income taxes in accordance with ASC 740 (Topic 740, Income Taxes). ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our financial statements or tax returns.

We adopted ASC Topic 740 which clarifies the accounting for uncertainty in income taxes recognized in the financial statement. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our consolidated financial statements for the fiscal year ended March 31, 2010.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the fiscal years ended March 31, 2010, 2009, and 2008. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes.

In fiscal 2010, we recorded a net tax benefit of approximately $382 thousand primarily attributable to a carryback refund claim of $412 thousand for an alternative minimum tax net operating loss (“AMT NOL”). The AMT NOL was generated in fiscal 2007 and was included in our deferred tax asset as a tax credit carryforward through fiscal 2009. Partially offsetting this tax benefit was a tax provision of approximately $30 thousand for minimum state taxes. In fiscal 2009, we recorded a tax provision of approximately $21 thousand for minimum state taxes. No tax provision was recorded in fiscal 2008.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008

Federal statutory rate	-34%	-34%	-34%
State taxes, net of federal tax benefit	-3%	-1%	-1%
Permanent differences:
Incentive stock options	3%	--%	--%
Other	--%	--%	--%
Effect of permanent differences	3%	--%	--%
Benefit from AMT NOL carryback	-3%	--%	--%
Increase in valuation allowance	34%	35%	35%
Effective tax rate	-3%	--%	--%

As of March 31, 2010, we had approximately $53.8 million of federal net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2030, commencing in fiscal 2011. As of March 31, 2010, we had approximately $35.5 million of state net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2025, commencing in fiscal 2011. At March 31, 2010, we had approximately $1.0 million of capital loss carryforwards available to offset future capital gains. These capital loss carryforwards expire at various dates through our fiscal 2015, commencing in fiscal 2013. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. We have not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership may limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The tax effects of the major items recorded as deferred tax assets are as follows:

	March 31,
	2010	2009
Net operating loss carryforwards	$20,443	$15,941
Stock-based compensation	2,000	1,677
Depreciation and amortization	(150)	396
Nondeductible reserves	298	164
Tax credit carryforwards	-	828
Capital loss carryforwards	381	350
Deferred debt cost	12	-
Other	583	242
Gross deferred tax asset	23,567	19,598
Valuation allowance	(23,567)	(19,598)
Net deferred tax asset	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by our historical results and restrictions on the usage of the net operating loss carryforwards.

We file tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before our fiscal 2006 with exception of the net operating losses, for which statute will expire the earlier of three years after the utilization or when expired. State jurisdictions that remain subject to examination range from our fiscal 2006 to 2009.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 7. Segment Information

We design, develop, manufacture, and market products for endoscopy in two reportable segments, medical and industrial.

Management evaluates the revenue and profitability performance of each of our segments to make operating and strategic decisions. We have no intersegment revenue.

				Continuing
Fiscal Year Ended March 31,	Medical	Industrial	Adjustments*	Operations
2010
Net sales to external customers (1)	$7,903	$2,907	$-	$10,810
Gross (loss) profit	(233)	1,245	-	1,012
Operating (loss) income	(13,074)	309	-	(12,765)
Depreciation and amortization	633	20	-	653
Assets	11,186	2,340	(2,027)	11,499
Expenditures for fixed assets	533	-	-	533

2009
Net sales to external customers	$10,020	$2,813	$-	$12,833
Gross profit	1,321	1,056	-	2,377
Operating loss	(12,525)	(197)	-	(12,722)
Depreciation and amortization	416	32	-	448
Assets	20,474	2,239	(3,227)	19,486
Expenditures for fixed assets	617	-	-	617

2008
Net sales to external customers	$6,907	$2,705	$-	$9,612
Gross profit	982	303	-	1,285
Operating loss	(10,338)	(327)	-	(10,665)
Depreciation and amortization	175	37	-	212
Assets	26,597	2,484	(3,208)	25,873
Expenditures for fixed assets	1,193	1	-	1,194

	March 31,
*Adjustments	2010	2009	2008
Intercompany eliminations	$(1,062)	$(1,898)	$(1,879)
Investment in subsidiaries	(965)	(1,329)	(1,329)
Total adjustments	$(2,027)	$(3,227)	$(3,208)

(1) Includes $0.2 million of milestone revenue from SpineView, Inc. within our medical segment (see Note 11. Related Party Transactions).

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The following table presents the reconciliation of loss before provision for income taxes:

	Fiscal Year Ended March 31,
	2010	2009	2008
Consolidated operating loss	$(12,765)	$(12,722)	$(10,665)
Interest (expense) income, net	(8)	296	1,012
Debt cost expense	(31)	-	-
Other, net	(2)	36	95
Gain on sale of product line, net of direct costs	-	4,986	1,435
Loss on equity investment	-	-	(1,000)
Loss before provision for income taxes	$(12,806)	$(7,404)	$(9,123)

The following table presents net sales based on the geographic location of the external customer. No individual foreign country accounted for more than 10% of our worldwide sales in fiscal 2010, 2009, and 2008.

	Fiscal Year Ended March 31,
	2010		2009		2008
United States	$7,866	73%	$10,355	81%	$8,222	85%
Europe	2,231	21%	1,509	12%	839	9%
Asia and Australia	338	3%	352	3%	185	2%
Canada	168	2%	270	2%	167	2%
Middle East and Africa	141	1%	265	2%	86	1%
Central and South America	66	0%	82	0%	113	1%
Total	$10,810	100%	$12,833	100%	$9,612	100%

Note 8. Accrued Expenses

	March 31,
	2010	2009
Accrued other	$458	$602
Accrued sales tax liability	363	344
Warranty reserve	145	164
Income tax payable	18	-
Accrued expenses	$984	$1,110

Note 9. Employee Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the IRC. Participating U.S. employees may contribute up to 70% of their salary, but not more than statutory limits. We may, but are not obligated to, make a matching contribution up to a certain percentage of each employee’s contribution. Matching contributions were approximately $13 thousand in fiscal 2010, $54 thousand in fiscal 2009, and $55 thousand in fiscal 2008. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 10. Restructuring Charge (Reversal)

In fiscal 2008, our Board decided to consolidate our Natick facility and our Orangeburg facility under one roof, in a new location at One Ramland Road, Orangeburg, NY. Due to a disagreement with the landlord on the proposed costs to renovate the new facility, there was a delay with the landlord’s renovation of the location, a process initially expected to be completed by December 2008. On December 31, 2008, we signed a Surrender and Acceptance Agreement with the landlord, which cancelled the lease. We never occupied the facility and no payments were made or received in connection with the lease.

We also re-evaluated our plans to close down our Natick facility and decided that in order to protect our EndoSheath technology business we would remain in Natick. In order to reduce costs, however, we reduced our Natick staff by approximately 50%.  These staff reductions were effective November 17, 2008. Accordingly, in fiscal 2008, we recorded a restructuring charge and corresponding liability of approximately $660 thousand for one-time severance costs for the staff reduction. In fiscal 2009, we reversed approximately $98 thousand related to the remaining balance of the restructuring liability. No remaining liability exists at March 31, 2010 or 2009.

Note 11. Related Party Transactions

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. In fiscal 2010, pursuant to the terms of the SpineView Agreement, we recorded $0.2 million in connection with the milestone achievement for delivery of the first working prototype of the SpineView spinoscope. The milestone revenue related to non-recurring engineering costs for the development of the spinoscope prototype.

Mr. Pell, our Chairman, is the Chairman of the SpineView board and an investor in SpineView. Messrs. Katsumi Oneda and John J. Rydzewski, members of our Board, are also investors in SpineView. Our policy with respect to transactions in which any of our directors or officers may have an interest, requires that such transaction (i) be on terms no less favorable to us than could be obtained from unaffiliated third parties and (ii) be approved by a majority of the uninterested, outside members of the Board.

At a Board meeting held on May 29, 2008, the Board reviewed the terms of the final draft of the SpineView Agreement, outside of the presence of Messrs. Pell and Oneda. The remaining (uninterested) members of our Board determined that the SpineView Agreement was fair, properly negotiated, and would be at least as favorable to us as could have been obtained from unaffiliated third parties, and accordingly, after discussion, it was approved. Mr. Rydzewski was neither an investor in SpineView nor a member of our Board at that time, and has no other relationship with SpineView.

 Pentax Supply Agreement

In fiscal 2009 and 2008, we purchased approximately $2.3 million and $0.9 million, respectively, of flexible endoscope components from Pentax, a former key supplier, pursuant to a 1992 supply agreement which expired in February 2009 and was not renewed. Pentax is a minority holder of our outstanding common stock.

During the third quarter of fiscal 2008, Pentax advised us that it intended to significantly increase the price and limit the quantities of certain components it supplied to us that are necessary for our ENT, TNE, and urology fiberscopes. During the fourth quarter of fiscal 2008, we reached a satisfactory arrangement for the transition of our supply relationship with Pentax. Under the terms of the agreement entered into with Pentax, we ended our dispute and agreed to dismiss all related legal proceedings over pricing, volumes, and delivery schedules for the components supplied by Pentax. The agreement modified the terms of the 1992 supply agreement with Pentax, as amended, by, among other things, (i) moving forward the termination date of the supply relationship to February 28, 2009 from March 15, 2009 and (ii) providing an agreed upon purchase order and delivery schedule of components from Pentax through February 28, 2009. Pentax is no longer our supplier.