Form 10-Q
period 2010-06-30
VISION SCIENCES INC /DE/
filed 2010-08-11
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2010

Common Stock, par value of $0.01	37,593,056
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	March 31,
	2010	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,305	$2,540
Short-term investments	497	447
Accounts receivable, net of allowance for doubtful accounts of $117
and $347, respectively	1,780	1,147
Inventories, net	3,915	4,175
Prepaid expenses and other current assets	309	886
Total current assets	8,806	9,195

Property and equipment, at cost:
Machinery and equipment	3,816	3,584
Furniture and fixtures	225	225
Leasehold improvements	357	357
	4,398	4,166
Less—accumulated depreciation and amortization	2,425	2,237
Total property and equipment, net	1,973	1,929
Other assets, net of accumulated amortization of $85 and $84,
respectively	78	79
Deferred debt cost, net of accumulated amortization of $58
and $31, respectively	356	296
Total assets	$11,213	$11,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$46	$55
Accounts payable	832	867
Accrued expenses	795	984
Accrued compensation	1,047	1,107
Total current liabilities	2,720	3,013
Line of credit—related party	4,500	2,500
Capital lease obligations, net of current portion	51	61
Total liabilities	7,271	5,574

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value—
Authorized—5,000 shares
issued and outstanding—none	-	-
Common stock, $0.01 par value—
Authorized—50,000 shares
issued and outstanding—37,593 shares and 36,856 shares
at June 30, 2010 and March 31, 2010, respectively	376	369
Additional paid-in capital	82,447	81,968
Accumulated deficit	(78,881)	(76,412)
Total stockholders’ equity	3,942	5,925
Total liabilities and stockholders’ equity	$11,213	$11,499

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Net sales	$2,632	$3,318
Cost of sales	1,943	2,530
Gross profit	689	788

Selling, general, and administrative expenses	2,478	2,482
Research and development expenses	598	786
Loss from operations	(2,387)	(2,480)

Interest income	2	50
Interest expense	(55)	-
Debt cost expense	(27)	-
Other, net	1	(28)
Loss before provision for income taxes	(2,466)	(2,458)
Income tax provision	3	10
Net loss	$(2,469)	$(2,468)

Net loss per common share - basic and diluted	$(0.07)	$(0.07)

Shares used in computing net loss
per common share	36,856	36,854

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional		Total
	Number	$0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	Capital	Deficit	Equity
Balance at March 31, 2009	36,818	$368	$80,031	$(63,988)	$16,411
Exercise of stock options	38	1	42	-	43
Issuance of stock warrants	-	-	327	-	327
Stock-based compensation expense	-	-	1,568	-	1,568
Net loss	-	-	-	(12,424)	(12,424)
Balance at March 31, 2010	36,856	369	81,968	(76,412)	5,925
Issuance of stock warrants	-	-	87	-	87
Issuance of restricted stock awards	737	7	-	-	7
Stock-based compensation expense	-	-	392	-	392
Net loss	-	-	-	(2,469)	(2,469)
Balance at June 30, 2010	37,593	$376	$82,447	$(78,881)	$3,942

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,469)	$(2,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	150
Stock-based compensation expense	392	321
Provision for (gains) losses on accounts receivable	(178)	12
Debt cost expense	27	-
Loss on sale of investments	-	28
Changes in assets and liabilities:
Accounts receivable	(455)	(697)
Inventories	38	(37)
Prepaid expenses and other current assets	577	44
Other assets	-	(3)
Accounts payable	(35)	150
Accrued expenses	(189)	(114)
Accrued compensation	(60)	(152)
Net cash used in operating activities	(2,163)	(2,766)
Cash flows from investing activities:
Purchase of short-term investments	(149)	-
Proceeds from short-term investment sales/maturities	99	981
Purchase of property and equipment	(10)	(183)
Net cash (used in) provided by investing activities	(60)	798
Cash flows from financing activities:
Advance on line of credit—related party	2,000	-
Payments of capital leases	(19)	(9)
Proceeds from issuance of restricted stock awards	7	-
Exercise of stock options	-	41
Net cash provided by financing activities	1,988	32
Net decrease in cash and cash equivalents	(235)	(1,936)
Cash and cash equivalents from continuing operations, beginning of period	$2,540	$1,975
Cash and cash equivalents from discontinued operations, beginning of period	$-	$8
Cash and cash equivalents from discontinued operations, end of period	$-	$11
Cash and cash equivalents from continuing operations, end of period	$2,305	$36

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4	$14
Income taxes	$21	$10

Non-cash financing activities:
Transfers of inventory to fixed assets for use as demonstration equipment	$222	$-
Issuance of stock warrants with revolving loan agreement	$87	$-

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share amounts)

Note 1.   Basis of Presentation

Vision-Sciences, Inc. and Subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”) have prepared the consolidated financial statements included herein according to generally accepted accounting principles in the United States of America (“U.S. GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to those rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Note 2.   The Company and Summary of Significant Accounting Policies

Company Overview

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

We were incorporated in Delaware, and are the successor to operations originally begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary, which designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. Another one of our subsidiaries, Vision Sciences Ltd., an Israeli corporation, was established in 1998, but has been inactive since the fiscal year ended March 31, 2002. We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

Liquidity and Capital Resources

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2011 and 2012. We have funded the losses principally with cash flow from operations, funding of advances under a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”), proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We believe that our cash, short-term investments, and $0.5 million of capital available, subject to certain conditions, under the Loan will be sufficient to fund our working capital, capital expenditures, and future operating losses until September 30, 2011. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof; our failure to do so under these circumstances would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all, or we will be able to reduce our expenses.

Summary of Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are any differences (other than nominal differences) between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

• Revenue recognition
• Stock-based compensation expense
• Allowances for doubtful accounts
• Inventory obsolescence reserves
• Other contingencies

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

Note 3.   Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options, warrants, and restricted stock of 7,996,944 shares and 6,095,870 shares as of June 30, 2010 and 2009, respectively, were excluded from the calculation of fully diluted loss per share since their inclusion would have been anti-dilutive.

Note 4.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	June 30,	March 31,
	2010	2010
Raw materials	$3,185	$3,330
Work in process	384	269
Finished goods	346	576
	$3,915	$4,175

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 5.   Financial Instruments

Short-Term Investments

We classify investments with original maturities of greater than 90 days in certificates of deposit as short-term investments. We intend to hold these investments to maturity. Our short-term investments are carried at amortized cost in our condensed consolidated balance sheets.

The following table summarizes these securities classified as held to maturity.

	June 30, 2010		March 31, 2010
	Amortized		Amortized
Held to maturity less than one year:	Cost	Fair Value	Cost	Fair Value
Certificates of deposit	$497	$497	$447	$446
Total short-term investments	$497	$497	$447	$446

Fair Value Measurements

The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued compensation, and capital lease obligations approximate fair value due to their short-term nature. The fair value of the line of credit is based on its demand value, which is equal to its carrying value.

Note 6.   Commitments and Contingencies

Line of Credit – Related Party

On November 9, 2009, we entered into a Loan with the Lender. Any amounts drawn against the Loan (an “Advance”) accrue interest at a per annum rate of 7.5%. The Lender receives an availability fee equal to a per annum rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan in the event of a change of control of the Company and we will be required to prepay part or all of the amounts outstanding in the event we secure other financing or consummate a sale or license of assets, in each case resulting in net proceeds of $5.0 million or greater.

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

The following table summarizes Advances taken on the Loan and warrant issuances:

		Number of	Fair Value of
	Amount of	Warrant Shares	Warrant Shares
Month	Advance	Vested	on Date Vested
June 2010	$2.0 million	151,515	$87 thousand
March 2010	$2.5 million	189,394	$106 thousand
November 2009	n/a	272,727	$221 thousand

We recorded the fair value associated with the Additional Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost is being amortized over the remaining life of the Loan using the effective interest method. We recorded approximately $27 thousand as debt cost expense related to the amortization of the deferred debt cost for the Initial and Additional Warrant Shares in our condensed consolidated statement of operations in the three months ended June 30, 2010.

At June 30, 2010, we had $4.5 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan. We recorded approximately $51 thousand as interest expense related to the availability fee and accrued interest on outstanding borrowings in our condensed consolidated statement of operations during the three months ended June 30, 2010.

Note 7.   Stock-Based Awards

Stock Option Plans

We maintain the following equity incentive plans:

•
The 2000 Stock Incentive Plan (the “2000 Plan”), approved by stockholders in August 2000, authorized 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

•
The 2007 Stock Incentive Plan (the “2007 Plan”), approved by stockholders in August 2007, authorized 4,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards. Our Board approved, subject to stockholder approval at our upcoming annual meeting, an amendment to the 2007 Plan to increase the authorized shares issuable under the plan to 5,000,000 shares of common stock.

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

Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2010	2009
Cost of sales	$76	$73
Selling, general, and administrative expenses	286	180
Research and development expenses	30	68
Total stock-based compensation expense	$392	$321

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

	Three Months Ended
	June 30,
	2010	2009
Risk-free interest rate	3.08%	2.30%
Expected life (in years)	6.58	6.23
Expected volatility	83%	87%
Expected dividend yield	--	--

The following table summarizes stock options activity for the three months ended June 30, 2010:

				Weighted
			Weighted	Average
	Number	Exercise	Average	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding at March 31, 2010	6,264,685	$0.79 – $5.10	$1.91	5.84
Granted	382,500	$0.96 – $1.03	0.97
Exercised	-	–	–
Canceled	(39,036)	$1.22 – $3.73	1.64
Outstanding at June 30, 2010	6,608,149	$0.79 – $5.10	$1.86	5.87
Vested and expected to vest at June 30, 2010	5,732,040	$0.79 – $5.10	$1.77	5.48
Exercisable at June 30, 2010	4,322,470	$0.79 – $5.10	$1.64	4.42

At June 30, 2010, unrecognized stock-based compensation expense related to stock options was approximately $1.8 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The weighted average fair value of options granted during the three months ended June 30, 2010 and 2009 was $0.72 and $0.88 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $25 thousand for stock options outstanding, $16 thousand for stock options exercisable, and $23 thousand for stock options vested and expected to vest as of June 30, 2010. The total intrinsic value for stock options exercised during the three months ended June 30, 2009 was approximately $6 thousand. There were no stock options exercised during the three months ended June 30, 2010.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Stock Warrants

The following table summarizes stock warrants activity related to the Loan with the Lender for the three months ended June 30, 2010:

		Weighted
	Number	Average
	of Shares	Exercise Price
Nonvested at March 31, 2010	189,394	$1.65
Granted	-	–
Vested	(151,515)	1.65
Forfeited	-	–
Nonvested at June 30, 2010	37,879	$1.65
Vested at June 30, 2010	613,636	$1.53

At June 30, 2010, unrecognized debt cost expense related to the Initial and Additional Warrant Shares was approximately $356 thousand, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Restricted Stock

We granted 737,280 shares of restricted stock to management during the three months ended June 30, 2010. The restricted stock awards vest after certain Company (revenue and loss from operations) and individual milestones are met followed by a three-year graded vesting schedule. If the Company milestones are not met, regardless of whether the individual meets his or her performance milestones, the restricted stock awards are forfeited. The following table summarizes restricted stock activity for the three months ended June 30, 2010:

Weighted
	Number	Average
	of Shares	Grant Price
Nonvested at March 31, 2010	-	–
Granted	737,280	$0.97
Vested	-	–
Forfeited	-	–
Nonvested at June 30, 2010	737,280	$0.97
Vested at June 30, 2010	-	–

At June 30, 2010, unrecognized stock-based compensation expense related to nonvested awards was approximately $690 thousand, which is expected to be recognized over a weighted average period of approximately 3.7 years.

Note 8. Segment Information

We have two reportable segments, medical and industrial. Each of these operating segments has unique characteristics.

Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology referred to as a sheath or EndoSheath disposable, for a variety of specialties and markets.

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

Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.

The following table presents key financial highlights, by reportable segments:

Three months ended June 30,	Medical	Industrial	Adjustments *	Consolidated
2010
Net sales to external customers	$2,119	$513	$-	$2,632
Gross profit	522	167	-	689
Operating loss	(2,300)	(87)	-	(2,387)
Interest expense, net	(53)	-	-	(53)
Depreciation and amortization	185	4	-	189
Stock-based compensation expense	352	40	-	392
Total assets	10,927	2,297	(2,011)	11,213
Expenditures for property and equipment	10	-	-	10

2009
Net sales to external customers	$2,605	$713	$-	$3,318
Gross profit	440	348	-	788
Operating (loss) income	(2,616)	136	-	(2,480)
Interest income, net	50	-	-	50
Depreciation and amortization	145	5	-	150
Stock-based compensation expense	307	14	-	321
Total assets	18,207	2,272	(3,224)	17,255
Expenditures for property and equipment	183	-	-	183

	June 30,
* Adjustments	2010	2009
Intercompany eliminations	$(1,239)	$(1,810)
Investment in subsidiaries	(772)	(1,414)
Total assets	$(2,011)	$(3,224)

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

Executive Summary

We design, develop, manufacture, and market products for endoscopy – the science of using an instrument, known as an endoscope - to provide minimally invasive access to areas not readily visible to the human eye. We operate in two segments, medical and industrial. Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible fiber and video endoscopes and our Slide-On EndoSheath technology, for a variety of specialties and markets. Our industrial segment, through our wholly-owned subsidiary, Machida, Inc. (“Machida”), designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

Medical Segment Areas

Within our medical segment we target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and, for the past three fiscal years, had sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT endoscopes effective April 1, 2010. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. We manufacture our TNE (trans-nasal esophagoscopy) endoscopes and market them to ENT and GI physicians. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians.  Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice. We manufacture, market, and sell our recently released bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

Value Proposition and Strategy

We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability. Our EndoSheath technology allows our customers to buy fewer endoscopes to service their patients and enables them to schedule more patient appointments in a single day. Our single-use EndoSheath technology provides a sterile barrier between patients and our reusable endoscopes, eliminating the need for time-consuming reprocessing routines necessary with conventional endoscopes. Our endoscopes are therefore typically ready for the next procedure in ten minutes, unlike conventional endoscopes which may take from 45 minutes to a day to reprocess. We believe our EndoSheath technology is the solution to the challenges and problems with conventional flexible endoscopes.  By offering a technology that provides simpler and quicker endoscope reprocessing and sterility derived from use of a single-use disposable sheath, we have removed the limitations of conventional flexible endoscopy.

Our current strategic focus is to transform ourselves from a research and development-focused company to a sales and marketing-driven Company, with the primary goal of increasing top-line revenue and margins.  We intend to do this by:

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

New Product Releases

We continue to enhance our current family of videoscopes and improve and refine their manufacturing. With respect to our fiberscope line of products, in the first quarter of fiscal 2011, we launched our 4000 Series bronchoscope which is inserted down the mouth or nose into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures.

Line of Credit – Related Party

On November 9, 2009, we entered into a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”). Any amounts drawn against the Loan (an “Advance”) accrue interest at a per annum rate of 7.5%. The Lender receives an availability fee equal to a per annum rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan in the event of a change of control of the Company and we will be required to prepay part or all of the amounts outstanding in the event we secure other financing or consummate a sale or license of assets, in each case resulting in net proceeds of $5.0 million or greater.

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

We took Advances of $2.0 million and $2.5 million in June 2010 and March 2010, respectively. At June 30, 2010, we had $4.5 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009 (in thousands, except percentages)

Net Sales

Net sales decreased $0.7 million, or 21%, in the first quarter of fiscal 2011 to $2.6 million compared to $3.3 million in the first quarter of fiscal 2010. During the first quarter of fiscal 2011, our medical segment’s net sales of $2.1 million decreased by $0.5 million, or 19%, primarily attributable to lower sales to Medtronic of our fiberscopes ($0.6 million). Our industrial segment’s net sales of $0.5 million decreased by $0.2 million, or 28%, primarily attributable to lower sales of our borescopes ($0.2 million) compared to the same period last year.

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market, and by category for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30,
Market/Category	2010	2009	Difference	Percentage
ENT and TNE	$434	$1,187	$(753)	-63%
Urology	945	738	207	28%
Bronchoscopy	417	196	221	113%
Repairs, peripherals, and accessories	323	484	(161)	-33%
Total medical sales	2,119	2,605	(486)	-19%
Borescopes	366	560	(194)	-35%
Repairs	147	153	(6)	-4%
Total industrial sales	513	713	(200)	-28%
Net sales	$2,632	$3,318	$(686)	-21%

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended June 30,
ENT/TNE Market	2010	2009	Difference	Percentage
Endoscopes	$422	$1,158	$(736)	-64%
Slide-On EndoSheaths	12	29	(17)	-59%
Total ENT/TNE market	$434	$1,187	$(753)	-63%

Net sales to the ENT and TNE markets decreased $0.8 million, or 63%, in the first quarter of fiscal 2011 to $0.4 million compared to $1.2 million in the first quarter of fiscal 2010. The decrease in net sales was primarily attributable to lower sales to Medtronic of our fiberscopes ($0.6 million).

Medical Segment – Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended June 30,
Urology Market	2010	2009	Difference	Percentage
Endoscopes	$482	$372	$110	30%
Slide-On EndoSheaths	463	366	97	27%
Total urology market	$945	$738	$207	28%

Net sales to the urology market increased $0.2 million, or 28%, in the first quarter of fiscal 2011 to $0.9 million compared to $0.7 million in the first quarter of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our fiberscopes ($0.1 million) and EndoSheath disposables ($0.1 million).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended June 30,
Bronchoscopy Market	2010	2009	Difference	Percentage
Endoscopes	$394	$182	$212	116%
Slide-On EndoSheaths	23	14	9	64%
Total bronchoscopy market	$417	$196	$221	113%

Net sales to the bronchoscopy market increased $0.2 million, or 113%, in the first quarter of fiscal 2011 to $0.4 million compared to $0.2 million in the first quarter of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our videoscopes ($0.1 million) and digital processing units, a component of our videoscope product line ($0.1 million).

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories decreased $0.2 million, or 33%, in the first quarter of fiscal 2011 to $0.3 million compared to $0.5 million in the first quarter of fiscal 2010. The decrease was primarily attributable to lower sales volume of peripherals and accessories for our ENT endoscopes ($0.2 million).

Industrial Segment

Net sales of industrial products of $0.5 million decreased $0.2 million, or 28%, in the first quarter of fiscal 2011 compared to the same period last year. The decrease was primarily attributable to lower sales of our borescopes ($0.2 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit from our two reportable segments was as follows:

	Three Months Ended June 30,
Gross Profit	2010	2009	Difference	Percentage
Medical	$522	$440	$82	19%
As percentage of net sales	25%	17%	8%
Industrial	167	348	-181	-52%
As percentage of net sales	33%	49%	-16%
Gross profit	$689	$788	$(99)	-13%
Gross margin percentage	26%	24%	2%

Gross profit decreased $0.1 million, or 13%, in the first quarter of fiscal 2011 to $0.7 million from $0.8 million in the first quarter of fiscal 2010, primarily attributable to lower sales ($0.7 million). Gross margin percentage increased 2% in the first quarter of fiscal 2011 to 26% of net sales from 24% of net sales in the first quarter of fiscal 2010. The higher gross margin percentage was primarily attributable to lower scrap inventory in the first quarter of fiscal 2011 compared to the same period last year ($0.1 million, or 2% gross margin percentage impact).

Gross Profit – Medical Segment

Gross profit in our medical segment increased $0.1 million, or 19%, in the first quarter of fiscal 2011 to $0.5 million from $0.4 million in the first quarter of fiscal 2010, primarily attributable to a higher gross margin percentage (up 8%). Gross margin percentage increased 8% in the first quarter of fiscal 2011 to 25% of net sales from 17% of net sales in the first quarter of fiscal 2010. The higher gross margin percentage was primarily attributable to lower scrap inventory in the first quarter of fiscal 2011 compared to the same period last year ($0.1 million, or 3% gross margin percentage impact on our medical segment gross profit).

Gross Profit – Industrial Segment

Gross profit in our industrial segment decreased $0.2 million, or 52%, in the first quarter of fiscal 2011 to $0.2 million from $0.3 million in the first quarter of fiscal 2010, primarily attributable to lower sales ($0.2 million) and a lower gross margin percentage (down 16%). Gross margin percentage decreased 16% in the first quarter of fiscal 2011 to 33% of net sales from 49% of net sales in the first quarter of fiscal 2010. The lower gross margin percentage was primarily attributable to higher manufacturing supplies expense and unfavorable purchase price variance ($0.1 million, or 12% gross margin percentage impact on our industrial segment gross profit).

Operating Expenses

Total operating expenses decreased $0.2 million, or 6%, in the first quarter of fiscal 2011 to $3.1 million compared to $3.3 million in the first quarter of fiscal 2010. Selling, general, and administrative (“SG&A”) expenses were flat while research and development (“R&D”) expenses decreased $0.2 million, or 24%, compared to the same period last year.

Operating expenses, by segment, were as follows:

	Three Months Ended June 30,
Operating Expenses	2010	2009	Difference	Percentage
SG&A expenses
Medical	$2,224	$2,270	$(46)	-2%
Industrial	254	212	42	20%
Total SG&A expenses	2,478	2,482	(4)	0%
R&D expenses
Medical	598	786	(188)	-24%
Industrial	-	-	-	-
Total R&D expenses	598	786	(188)	-24%
Total operating expenses	$3,076	$3,268	$(192)	-6%

SG&A Expenses – Medical Segment

SG&A expenses in our medical segment decreased $46 thousand, or 2%, in the first quarter of fiscal 2011 to $2.2 million, primarily attributable to lower bad debt expense as a result of the collection of fully reserved accounts receivable ($190 thousand), partially offset by higher expenses for vacation pay ($90 thousand) and attending more trade shows and conventions ($47 thousand).

SG&A Expenses – Industrial Segment

SG&A expenses in our industrial segment increased $42 thousand, or 20%, in the first quarter of fiscal 2011 to $0.3 million, primarily attributable to higher stock-based compensation expense ($28 thousand).

R&D Expenses – Medical Segment

R&D expenses in our medical segment decreased $188 thousand, or 24%, in the first quarter of fiscal 2011 to $0.6 million, primarily attributable to lower manufacturing overhead allocations ($98 thousand) and lower stock-based compensation expense ($38 thousand).

R&D Expenses – Industrial Segment

There were no material R&D expenses incurred by our industrial segment during the first quarter of fiscal 2011 or 2010.

Other (Expense) Income

Other (expense) income was as follows:

	Three Months Ended June 30,
Other (Expense) Income	2010	2009	Difference	Percentage
Interest income	$2	$50	$(48)	-96%
Interest expense	(55)	-	(55)	n/m *
Debt cost expense	(27)	-	(27)	n/m *
Other, net	1	(28)	29	104%
Other (expense) income	$(79)	$22	$(101)	-459%
______________________
* Not meaningful

 Interest Income

Interest income decreased $48 thousand, or 96%, in the first quarter of fiscal 2011 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $55 thousand in the first quarter of fiscal 2011 primarily attributable to the interest associated with the Advances of $4.5 million on the Loan.

Debt Cost Expense

In the first quarter of fiscal 2011, we recorded debt cost expense of $27 thousand associated with the issuance of the Initial and Additional Warrant Shares.

Other, Net

Other, net increased $29 thousand, or 104%, in the first quarter of fiscal 2011 primarily attributable to a loss on the sale of investments of $28 thousand that was recorded in the first quarter of fiscal 2010, which was not repeated in the current fiscal year.

Net Loss

Net loss was as follows:
	Three Months Ended June 30,
Net Loss	2010	2009	Difference	Percentage
Loss before provision for income taxes	$(2,466)	$(2,458)	$(8)	0%
Income tax provision	3	10	(7)	-70%
Net loss	$(2,469)	$(2,468)	$(1)	0%

Loss Before Provision for Income Taxes

Loss before provision for income taxes remained flat at $2.5 million in the first quarter of fiscal 2011 compared to the same period last year.

Income Tax Provision

We recorded a provision for state income taxes of $3 thousand and $10 thousand in the first quarter of fiscal 2011 and 2010, respectively.

Net Loss

Net loss remained flat at $2.5 million in the first quarter of fiscal 2011 compared to the same period last year.

Liquidity and Capital Resources

At June 30, 2010, our principal source of liquidity was working capital of approximately $6.1 million, including $2.8 million in cash and short-term investments. Our cash and cash equivalents decreased $0.2 million during the first quarter of fiscal 2011 as compared to $1.9 million in the first quarter of fiscal 2010. The lower decrease was primarily attributable to the proceeds from an Advance on the Loan with our Chairman during the first quarter of fiscal 2011 ($2.0 million), which was not available to us in the first quarter of fiscal 2010.

In the first quarter of fiscal 2011, we used $2.2 million of net cash in our operating activities compared to $2.8 million in the first quarter of fiscal 2010. The lower cash used in operations was primarily attributable to the receipt of a carryback refund claim for an alternative minimum tax net operating loss during the first quarter of fiscal 2011 ($0.4 million).

In the first quarter of fiscal 2011, we used $0.1 million of net cash in our investing activities compared to $0.8 million provided from our investing activities in the first quarter of fiscal 2010. The decrease was primarily attributable to reduced proceeds yielded from sales and maturities of our short-term investments ($0.9 million).

In the first quarter of fiscal 2011, we provided $2.0 million of net cash from our financing activities compared to $32 thousand in the first quarter of fiscal 2010. The increase was primarily attributable to the proceeds from an Advance on the Loan during the first quarter of fiscal 2011 ($2.0 million).

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2011 and 2012. We have funded the losses principally with cash flow from operations, funding of advances under the Loan, proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We believe that our cash, short-term investments, and $0.5 million of capital available, subject to certain conditions, under the Loan will be sufficient to fund our working capital, capital expenditures, and future operating losses until September 30, 2011. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all, or we will be able to reduce expenses.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon the foregoing, our Interim CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors, on page 19 of our Annual Report on Form 10-K for the year ended March 31, 2010, except for the information discussed below. You should carefully consider the risks and uncertainties we discussed in our Form 10-K and the risks described below in this quarterly report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal years 2011 and 2012, because of spending for research and development, increasing our global network of independent sales representatives and distributors, investing in a direct sales force for the North American market, general business operations, and capital expenditures. As of June 30, 2010, we had cash and cash equivalents, including short-term investments, totaling approximately $2.8 million. We expect that our current balance of cash, short-term investments, and $0.5 million of capital available, subject to certain conditions, under the Loan will be sufficient to fund our operations until September 30, 2011. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic) or our expenses increase, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  (Removed and Reserved)

N/A

Item 5.  Other Information

N/A

Item 6.  Exhibits

Exhibits
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

VISION-SCIENCES, INC.
Date: August 11, 2010	/s/ Warren Bielke Warren Bielke Interim Chief Executive Officer (Duly Authorized Officer)
Date: August 11, 2010	/s/ Katherine L. Wolf Katherine L. Wolf Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

VISION-SCIENCES, INC.

EXHIBIT INDEX

Exhibit                      Description of Exhibit

31.1	Certifications of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.