Form 10-Q
period 2010-09-30
VISION SCIENCES INC /DE/
filed 2010-11-10
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2010

Common Stock, par value of $0.01	37,708,815
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	March 31,
	2010	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,480	$2,540
Short-term investments	-	447
Accounts receivable, net of allowance for doubtful accounts of $115 and $347, respectively	1,591	1,147
Inventories, net	4,635	4,175
Prepaid expenses and other current assets	222	886
Total current assets	10,928	9,195

Property and equipment, at cost:
Machinery and equipment	4,090	3,584
Furniture and fixtures	226	225
Leasehold improvements	359	357
	4,675	4,166
Less—accumulated depreciation and amortization	2,609	2,237
Total property and equipment, net	2,066	1,929
Other assets, net of accumulated amortization of $87 and $84, respectively	76	79
Deferred debt cost, net of accumulated amortization of $94 and $31, respectively	320	296
Total assets	$13,390	$11,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$39	$55
Accounts payable	1,658	867
Accrued expenses	713	984
Accrued compensation	1,085	1,107
Advances from customers	3,777	-
Total current liabilities	7,272	3,013
Line of credit—related party	4,500	2,500
Capital lease obligations, net of current portion	41	61
Total liabilities	11,813	5,574

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—5,000 shares issued and outstanding—none	-	-
Common stock, $0.01 par value—Authorized—50,000 shares issued and outstanding—37,709 shares and 36,856 shares, respectively	377	369
Additional paid-in capital	83,095	81,968
Accumulated deficit	(81,895)	(76,412)
Total stockholders’ equity	1,577	5,925
Total liabilities and stockholders’ equity	$13,390	$11,499

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$2,325	$2,889	$4,957	$6,207
Cost of sales	1,684	2,424	3,627	4,954
Gross profit	641	465	1,330	1,253

Selling, general, and administrative expenses	2,795	2,707	5,273	5,189
Research and development expenses	732	897	1,330	1,683
Loss from operations	(2,886)	(3,139)	(5,273)	(5,619)

Interest income	1	21	3	71
Interest expense	(90)	(46)	(145)	(46)
Debt cost expense	(36)	-	(63)	-
Other, net	(1)	-	-	(28)
Loss before provision for income taxes	(3,012)	(3,164)	(5,478)	(5,622)
Income tax provision	2	6	5	16
Net loss	$(3,014)	$(3,170)	$(5,483)	$(5,638)

Net loss per common share - basic and diluted	$(0.08)	$(0.09)	$(0.15)	$(0.15)

Shares used in computing net loss per common share	36,901	36,854	36,879	36,851

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2009	36,818	$368	$80,031	$(63,988)	$16,411
Exercise of stock options	38	1	42	-	43
Issuance of stock warrants	-	-	327	-	327
Stock-based compensation expense	-	-	1,568	-	1,568
Net loss	-	-	-	(12,424)	(12,424)
Balance at March 31, 2010	36,856	369	81,968	(76,412)	5,925
Exercise of stock options	98	1	108	-	109
Issuance of stock warrants	-	-	87	-	87
Issuance of restricted stock awards	755	7	-	-	7
Stock-based compensation expense	-	-	932	-	932
Net loss	-	-	-	(5,483)	(5,483)
Balance at September 30, 2010	37,709	$377	$83,095	$(81,895)	$1,577

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,483)	$(5,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375	305
Stock-based compensation expense	932	916
Restricted stock awards (non-cash charge)	7	-
Provision for (recovery of) bad debt expenses	(180)	31
Debt cost expense	63	-
Loss on sale of investments	-	28
Changes in assets and liabilities:
Accounts receivable	(264)	(64)
Inventories	(909)	137
Prepaid expenses and other current assets	664	56
Other assets	-	(23)
Accounts payable	791	74
Accrued expenses	(271)	(175)
Accrued compensation	(22)	10
Advances from customers	3,777	-
Net cash used in operating activities	(520)	(4,343)
Cash flows from investing activities:
Purchase of short-term investments	(149)	(2,572)
Proceeds from short-term investment sales/maturities	596	5,998
Purchase of property and equipment	(60)	(431)
Net cash provided by investing activities	387	2,995
Cash flows from financing activities:
Advance on line of credit—related party	2,000	-
Payments of capital leases	(36)	(15)
Exercise of stock options	109	41
Net cash provided by financing activities	2,073	26
Net increase (decrease) in cash and cash equivalents	1,940	(1,322)
Cash and cash equivalents from continuing operations, beginning of period	$2,540	$1,975
Cash and cash equivalents from discontinued operations, beginning of period	$-	$8
Cash and cash equivalents from discontinued operations, end of period	$-	$-
Cash and cash equivalents from continuing operations, end of period	$4,480	$661

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56	$-
Income taxes	$23	$16

Non-cash financing activities:
Transfers of inventory to fixed assets for use as demonstration equipment	$449	$-
Issuance of stock warrants with line of credit—related party	$87	$-

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share amounts)

Note 1.     Basis of Presentation

Vision-Sciences, Inc. and Subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”) have prepared the condensed consolidated financial statements included herein according to generally accepted accounting principles in the United States of America (“U.S. GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to those rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Note 2.     The Company and Summary of Significant Accounting Policies

Company Overview

We design, develop, manufacture, and market products for endoscopy - the science of using an instrument, known as an endoscope to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States and independent distributors for the rest of the world. Our largest geographic markets are the United States and Europe. Pursuant to our agreement dated as of September 22, 2010, with the Endoscopy Division of Stryker Corporation (“Stryker”), we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products (the “Stryker Agreement”) (See Note 9. Advances from Customers for additional information).

 We were incorporated in Delaware, and are the successor to operations originally begun in 1987. Machida Incorporated (“Machida”), which became our wholly-owned subsidiary in December 1990, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. Another one of our subsidiaries, Vision Sciences Ltd., an Israeli corporation, was established in 1998, but has been inactive since the fiscal year ended March 31, 2002. We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

Liquidity and Capital Resources

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2011 and 2012. We have funded the losses principally with cash flow from operations, advances under a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”), proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We have also received an aggregate of $3.9 million of deposits from two customers (the “Prepayments”) during the three months ended September 30, 2010 to support anticipated orders, which are expected to ship by the end of fiscal 2011. We believe that our cash, including the Prepayments, and $0.5 million of capital available, subject to certain conditions, under the Loan will be sufficient to fund our working capital, capital expenditures, and future operating losses until December 31, 2011. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all, or that we will be able to reduce our expenses.

Summary of Significant Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are any differences (other than nominal differences) between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Note 3.     Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options, warrants, and restricted stock of 8,072,989 shares and 6,359,284 shares as of September 30, 2010 and 2009, respectively, were excluded from the calculation of fully diluted loss per share as their inclusion would have been anti-dilutive.

Note 4.     Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	September 30, 2010	March 31, 2010
Raw materials	$3,375	$3,330
Work in process	667	269
Finished goods	593	576
	$4,635	$4,175

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

The following table summarizes these securities classified as held to maturity.

	September 30, 2010		March 31, 2010
Held to maturity less than one year:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$-	$-	$447	$446
Total short-term investments	$-	$-	$447	$446

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

Note 6.     Commitments and Contingencies

Line of Credit – Related Party

On November 9, 2009, we entered into a Loan with the Lender. Any amounts drawn against the Loan (an “Advance”) accrue interest at an annual rate of 7.5%. The Lender receives an availability fee equal to a per annum rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan upon a change of control of the Company and we will be required to prepay part or all of the amounts outstanding if we secure other financing or consummate a sale or license of assets, in each case resulting in net proceeds to us of $5.0 million or greater.

In connection with the Loan, the Lender received  a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock), which immediately vested upon issuance. In addition, we issued a second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) which vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which is the amount of the new Advance and (B) the denominator of which is $5.0 million. A portion of the Additional Warrant Shares has vested on the date of the $2.5 million Advance on March 29, 2010 and the $2.0 million Advance on June 29, 2010.

The following table summarizes Advances taken on the Loan and warrant issuances:

Month	Amount of Advance	Number of Warrant Shares Vested	Fair Value of Warrant Shares on Date Vested
June 2010	$2.0 million	151,515	$87 thousand
March 2010	$2.5 million	189,394	$106 thousand
November 2009	n/a	272,727	$221 thousand

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

We recorded the fair value associated with the Additional Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost is being amortized over the remaining life of the Loan using the effective interest method. During the three and six months ended September 30, 2010, we recorded approximately $36 thousand and $63 thousand, respectively, as debt cost expense related to the amortization of the deferred debt cost for the Initial and Additional Warrant Shares in our condensed consolidated statement of operations.

At September 30, 2010, we had $4.5 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan. During the three and six months ended September 30, 2010, we recorded approximately $87 thousand and $138 thousand, respectively, as interest expense related to the availability fee and accrued interest on outstanding borrowings in our condensed consolidated statement of operations. At September 30, 2010, we had $0.1 million in accrued interest related to the Loan, which is included in accrued expenses on our condensed consolidated balance sheet.

Note 7.     Stock-Based Awards

Stock Option Plans

We maintain the following equity incentive plans:

•
The 2000 Stock Incentive Plan (the “2000 Plan”), approved by stockholders in August 2000, authorized 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

•
The 2007 Stock Incentive Plan (the “2007 Plan”), approved by stockholders in August 2007, authorized 4,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards. On July 12, 2010, our Board and on September 2, 2010, our stockholders approved an amendment to the 2007 Plan to increase the authorized shares issuable under the plan to 5,000,000 shares of common stock.

•
The 2003 Director Option Plan (the “2003 Plan”), approved by stockholders in July 2003 and amended in August 2008, authorized 450,000 shares of common stock covering the annual automatic grant of 10,000 stock options per outside director per year. The 2003 Plan also provides for granting newly elected or appointed outside directors a one-time grant of 10,000 stock options.

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

Stock-based compensation expense for the three and six months ended September 30, 2010 and 2009 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$61	$130	$137	$203
Selling, general, and administrative expenses	460	466	746	646
Research and development expenses	19	(1)	49	67
Total stock-based compensation expense	$540	$595	$932	$916

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	2.30%	2.75%	2.77%	2.46%
Expected life (in years)	7.23	6.25	6.76	6.24
Expected volatility	86%	88%	86%	87%
Expected dividend yield	--	--	--	--

The following table summarizes stock options activity for the six months ended September 30, 2010:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2010	6,264,685	$0.79 – $5.10	$1.91	5.84
Granted	552,500	$0.96 – $1.39	1.02
Exercised	(97,912)	$1.10 – $1.28	1.11
Canceled	(52,926)	$1.22 – $4.88	1.82
Outstanding at September 30, 2010	6,666,347	$0.79 – $5.10	$1.85	5.80
Vested and expected to vest at September 30, 2010	5,857,478	$0.79 – $5.10	$1.77	5.47
Exercisable at September 30, 2010	4,635,683	$0.79 – $5.10	$1.70	4.64

At September 30, 2010, unrecognized stock-based compensation expense related to stock options was approximately $1.6 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

The weighted average fair value of options granted during the three months ended September 30, 2010 and 2009 was $0.87 per share. The weighted average fair value of options granted during the six months ended September 30, 2010 and 2009 was $0.79 and $0.88 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $401 thousand for stock options outstanding, $306 thousand for stock options exercisable, and $378 thousand for stock options vested and expected to vest as of September 30, 2010. The total intrinsic value for stock options exercised during the three months ended September 30, 2010 was approximately $21 thousand. There were no stock options exercised during the three months ended September 30, 2009. The total intrinsic value for stock options exercised during the six months ended September 30, 2010 and 2009 was approximately $21 thousand and $6 thousand, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Stock Warrants

The following table summarizes stock warrants activity related to the Loan with the Lender for the six months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Nonvested at March 31, 2010	189,394	$1.65
Granted	-	–
Vested	(151,515)	1.65
Forfeited	-	–
Nonvested at September 30, 2010	37,879	$1.65
Vested at September 30, 2010	613,636	$1.53

At September 30, 2010, unrecognized debt cost expense related to the Initial and Additional Warrant Shares was approximately $320 thousand, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Restricted Stock

We granted 755,127 shares of restricted stock to management during the six months ended September 30, 2010. The restrictions for these restricted stock awards lapse after certain Company (revenue and loss from operations) and individual milestones are met followed by a three-year graded vesting schedule. If the Company milestones are not met, regardless of whether the individual meets his or her performance milestones, the restricted stock awards are forfeited.

The following table summarizes restricted stock activity for the six months ended September 30, 2010:

	Number of Shares	Weighted Average Grant Price
Nonvested at March 31, 2010	-	–
Granted	755,127	$0.97
Vested	-	–
Forfeited	-	–
Nonvested at September 30, 2010	755,127	$0.97
Vested at September 30, 2010	-	–

At September 30, 2010, unrecognized stock-based compensation expense related to nonvested awards was approximately $628 thousand, which is expected to be recognized over a weighted average period of approximately 3.4 years.

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

The following table presents key financial highlights, by reportable segments:

Three months ended September 30,	Medical	Industrial	Adjustments *	Consolidated
2010
Net sales to external customers	$1,721	$604	$-	$2,325
Gross profit	447	194	-	641
Operating loss	(2,838)	(48)	-	(2,886)
Interest expense, net	(89)	-	-	(89)
Depreciation and amortization	179	7	-	186
Stock-based compensation expense	522	18	-	540
Total assets	13,124	2,253	(1,987)	13,390
Expenditures for fixed assets	50	-	-	50

2009
Net sales to external customers	$2,248	$641	$-	$2,889
Gross profit	293	172	-	465
Operating loss	(3,066)	(73)	-	(3,139)
Interest expense, net	(25)	-	-	(25)
Depreciation and amortization	150	5	-	155
Stock-based compensation expense	539	56	-	595
Total assets	15,625	2,268	(3,194)	14,699
Expenditures for fixed assets	241	-	-	241

Six months ended September 30,
2010
Net sales to external customers	$3,840	$1,117	$-	$4,957
Gross profit	969	361	-	1,330
Operating loss	(5,138)	(135)	-	(5,273)
Interest expense, net	(142)	-	-	(142)
Depreciation and amortization	364	11	-	375
Stock-based compensation expense	874	58	-	932
Expenditures for fixed assets	60	-	-	60

2009
Net sales to external customers	$4,853	$1,354	$-	$6,207
Gross profit	733	520	-	1,253
Operating (loss) income	(5,682)	63	-	(5,619)
Interest income, net	25	-	-	25
Depreciation and amortization	295	10	-	305
Stock-based compensation expense	846	70	-	916
Expenditures for fixed assets	431	-	-	431

	September 30,
* Adjustments	2010	2009
Intercompany eliminations	$(1,215)	$(1,779)
Investment in subsidiaries	(772)	(1,415)
Total adjustments	$(1,987)	$(3,194)

Note 9.     Advances from Customers

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we will become the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker will initially have the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world.

Subject to the terms of the Stryker Agreement, Stryker agreed to pay us a prepayment of $5 million, of which we received $2.5 million at signing and $2.5 million is due on or before March 31, 2011. The initial $2.5 million was recorded as an advance from customer in our condensed consolidated balance sheet at September 30, 2010. We will apply the payment to amounts due from Stryker for purchases of scopes and EndoSheath technology and recognize the associated revenue in accordance with our revenue recognition policy until the $5 million is exhausted. Stryker will thereafter continue to pay us for products supplied. The purchase price for the products will be based on our cost to manufacture plus a margin specified in the Stryker Agreement. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that they will purchase an amount of products in order for us to retain all or any portion of the prepayment or that we will not be required to refund all or a portion of the prepayments to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. On September 30, 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView spinoscope sytems. We recorded this prepayment as an advance from customer in our condensed consolidated balance sheet at September 30, 2010. During the three months ended September 30, 2010, we recognized $0.1 million in revenue for delivery of SpineView spinoscope systems. We will continue to apply the payment to amounts due from SpineView for purchases of scopes and recognize the associated revenue until the remaining $1.3 million is exhausted. SpineView will thereafter continue to pay us for products supplied.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our ability to sell products to Stryker in at least the amounts necessary to retain the prepayments from Stryker to us; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our dependence on certain distributors and customers; our ability to affect expected sales to Stryker; competition; technological difficulties; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

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

Medical Segment Areas

Within our medical segment we target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and, for the past three fiscal years, had sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic will no longer serve as the distributor for our ENT endoscopes effective April 1, 2010. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. We manufacture our TNE (trans-nasal esophagoscopy) endoscopes and market them to ENT and GI physicians. We are also exploring the potential of marketing TNE endoscopes to bariatric surgeons. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians. Pursuant to our agreement dated as of September 22, 2010, with the Endoscopy Division of Stryker Corporation (“Stryker”), we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products (the “Stryker Agreement”) (See Exclusive Urology Supply Agreement with Stryker section below for additional information). Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice. We manufacture, market, and sell our recently released bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

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

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we will become the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker will initially have the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world.

Subject to the terms of the Stryker Agreement, Stryker agreed to pay us a prepayment of $5 million, of which we received $2.5 million at signing and $2.5 million is due on or before March 31, 2011. The initial $2.5 million was recorded as an advance from customer in our condensed consolidated balance sheet at September 30, 2010. We will apply the payment to amounts due from Stryker for purchases of scopes and EndoSheath technology and recognize the associated revenue in accordance with our revenue recognition policy until the $5 million is exhausted. Stryker will thereafter continue to pay us for products supplied. The purchase price for the products will be based on our cost to manufacture plus a margin specified in the Stryker Agreement. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that they will purchase an amount of products in order for us to retain all or any portion of the prepayment or that we will not be required to refund all or a portion of the prepayments to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

Line of Credit – Related Party

On November 9, 2009, we entered into a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”). Any amounts drawn against the Loan (an “Advance”) accrue interest at a per annum rate of 7.5%. The Lender receives an availability fee equal to an annual rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan upon a change of control of the Company and we will be required to prepay part or all of the amounts outstanding if we secure other financing or consummate a sale or license of assets, in each case resulting in net proceeds to us of $5.0 million or greater.

In connection with the Loan, the Lender received  a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock), which immediately vested upon issuance. The second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which is the amount of the new Advance and (B) the denominator of which is $5.0 million. A portion of the Additional Warrant Shares has vested on the date of the $2.5 million Advance on March 29, 2010 and the $2.0 million Advance on June 29, 2010.

On the date of issuance, the fair value of the Initial and Additional Warrant Shares was approximately $221 thousand and $249 thousand, respectively. We defer costs associated with securing a line-of-credit or revolving loan agreement over the applicable term. These costs are amortized as debt cost expense in our condensed consolidated statement of operations.

We took Advances of $2.0 million and $2.5 million in June 2010 and March 2010, respectively. At September 30, 2010, we had $4.5 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. On September 30, 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView spinoscope sytems. During the three months ended September 30, 2010, we recognized $0.1 million in revenue for delivery of SpineView spinoscope systems. We will continue to apply the payment to amounts due from SpineView for purchases of scopes and recognize the associated revenue until the remaining $1.3 million is exhausted. SpineView will thereafter continue to pay us for products supplied.

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

Subsequent Event

On October 4, 2010, we announced that we have been awarded a Federal Supply Schedule ("FSS") Contract from the General Services Administration ("GSA") for our flexible endoscopy product lines as an approved vendor. The contract period is from October 15, 2010 through October 14, 2015. This GSA contract enables all federal healthcare facilities, including the Veterans Administration, Indian Health Service, and Department of Defense facilities, to order our technology. The GSA contract covers our flexible video and fiber endoscopes, which utilize our pioneering EndoSheath Technology. While certain of our products will be available for purchase by the GSA, there can be no assurance of the amount, if any, of products will be purchased.

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009 (in thousands, except percentages)

Net Sales

Net sales decreased $0.6 million, or 20%, in the second quarter of fiscal 2011 to $2.3 million compared to $2.9 million in the second quarter of fiscal 2010. During the second quarter of fiscal 2011, our medical segment’s net sales of $1.7 million decreased by $0.5 million, or 23%, primarily attributable to lower sales to Medtronic of our ENT fiberscopes ($0.5 million). Our industrial segment’s net sales of $0.6 million decreased by $37 thousand, or 6%, primarily attributable to lower repair sales ($42 thousand).

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market, and by category for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
Market/Category	2010	2009	Difference	Percentage
ENT and TNE	$590	$1,007	$(417)	-41%
Urology	699	520	179	34%
Bronchoscopy	54	136	(82)	-60%
SpineView	74	-	74	n/m *
Repairs, peripherals, and accessories	304	585	(281)	-48%
Total medical sales	1,721	2,248	(527)	-23%
Borescopes	416	411	5	1%
Repairs	188	230	(42)	-18%
Total industrial sales	604	641	(37)	-6%
Net sales	$2,325	$2,889	$(564)	-20%
______________________
* Not meaningful

Medical Segment

Medical Segment – ENT and TNE Markets
Sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended September 30,
ENT/TNE Market	2010	2009	Difference	Percentage
Endoscopes	$583	$974	$(391)	-40%
Slide-On EndoSheaths	7	33	(26)	-79%
Total ENT/TNE market	$590	$1,007	$(417)	-41%

Net sales to the ENT and TNE markets decreased $0.4 million, or 41%, in the second quarter of fiscal 2011 to $0.6 million compared to $1.0 million in the second quarter of fiscal 2010. The decrease in net sales was primarily attributable to lower sales to Medtronic of our fiberscopes ($0.5 million).

Medical Segment – Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended September 30,
Urology Market	2010	2009	Difference	Percentage
Endoscopes	$322	$176	$146	83%
Slide-On EndoSheaths	377	344	33	10%
Total urology market	$699	$520	$179	34%

Net sales to the urology market increased $0.2 million, or 34%, in the second quarter of fiscal 2011 to $0.7 million compared to $0.5 million in the second quarter of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our videoscopes ($0.1 million).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended September 30,
Bronchoscopy Market	2010	2009	Difference	Percentage
Endoscopes	$44	$131	$(87)	-66%
Slide-On EndoSheaths	10	5	5	100%
Total bronchoscopy market	$54	$136	$(82)	-60%

Net sales to the bronchoscopy market decreased $82 thousand, or 60%, in the second quarter of fiscal 2011 to $54 thousand compared to $136 thousand in the second quarter of fiscal 2010. The decrease in net sales was primarily attributable to lower sales of our videoscopes ($57 thousand).

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories decreased $0.3 million, or 48%, in the second quarter of fiscal 2011 to $0.3 million compared to $0.6 million in the second quarter of fiscal 2010. The decrease was primarily attributable to lower sales volume of peripherals and accessories for our ENT endoscopes ($0.3 million).

Industrial Segment

Net sales of industrial products of $0.6 million decreased $37 thousand, or 6%, in the second quarter of fiscal 2011 compared to the same period last year. The decrease was primarily attributable to lower repair sales ($42 thousand). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit from our two reportable segments was as follows:

	Three Months Ended September 30,
Gross Profit	2010	2009	Difference	Percentage
Medical	$447	$293	$154	53%
As percentage of net sales	26%	13%	13%
Industrial	194	172	22	13%
As percentage of net sales	32%	27%	5%
Gross profit	$641	$465	$176	38%
Gross margin percentage	28%	16%	12%

Gross profit increased $0.2 million, or 38%, in the second quarter of fiscal 2011 to $0.6 million from $0.5 million in the second quarter of fiscal 2010, primarily attributable to favorable manufacturing overhead absorption ($0.3 million). Gross margin percentage increased 12% in the second quarter of fiscal 2011 to 28% of net sales from 16% of net sales in the second quarter of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption in the second quarter of fiscal 2011 compared to the same period last year ($0.3 million, or 13% gross margin percentage impact).

Gross Profit – Medical Segment
Gross profit in our medical segment increased $0.2 million, or 53%, in the second quarter of fiscal 2011 to $0.4 million from $0.3 million in the second quarter of fiscal 2010, primarily attributable to favorable manufacturing overhead absorption ($0.1 million). Gross margin percentage increased 13% in the second quarter of fiscal 2011 to 26% of net sales from 13% of net sales in the second quarter of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption and lower scrap inventory in the second quarter of fiscal 2011 compared to the same period last year ($0.2 million, or 13% gross margin percentage impact on our medical segment gross profit).

Gross Profit – Industrial Segment

Gross profit in our industrial segment increased $22 thousand, or 13%, in the second quarter of fiscal 2011 to $194 thousand from $172 thousand in the second quarter of fiscal 2010, primarily attributable to favorable manufacturing overhead absorption ($154 thousand) partially offset by a higher inventory reserve and increased cost of sales for repairs ($104 thousand). Gross margin percentage increased 5% in the second quarter of fiscal 2011 to 32% of net sales from 27% of net sales in the second quarter of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption, partially offset by a higher inventory reserve and increased cost of sales for repairs ($50 thousand, or 7% gross margin percentage impact on our industrial segment gross profit).

Operating Expenses

Total operating expenses decreased $0.1 million, or 2%, in the second quarter of fiscal 2011 to $3.5 million from $3.6 million in the second quarter of fiscal 2010. Selling, general, and administrative (“SG&A”) expenses increased $0.1 million, or 3%, while research and development (“R&D”) expenses decreased $0.2 million, or 18%, compared to the same period last year.

Operating expenses, by segment, were as follows:

	Three Months Ended September 30,
Operating Expenses	2010	2009	Difference	Percentage
SG&A expenses
Medical	$2,553	$2,462	$91	4%
Industrial	242	245	(3)	-1%
Total SG&A expenses	2,795	2,707	88	3%
R&D expenses
Medical	732	897	(165)	-18%
Industrial	-	-	-	-
Total R&D expenses	732	897	(165)	-18%
Total operating expenses	$3,527	$3,604	$(77)	-2%

SG&A Expenses – Medical Segment

SG&A expenses in our medical segment increased $0.1 million, or 4%, in the second quarter of fiscal 2011 to $2.6 million, primarily attributable to higher sales commissions ($0.1 million).

SG&A Expenses – Industrial Segment

SG&A expenses in our industrial segment decreased $3 thousand, or 1%, in the second quarter of fiscal 2011 to $242 thousand, primarily attributable to lower stock-based compensation expense ($28 thousand), which was partially offset by higher sales commissions ($22 thousand).

R&D Expenses – Medical Segment

R&D expenses in our medical segment decreased $0.2 million, or 18%, in the second quarter of fiscal 2011 to $0.7 million, primarily attributable to lower manufacturing overhead allocations ($0.2 million).

R&D Expenses – Industrial Segment

There were no material R&D expenses incurred by our industrial segment during the second quarter of fiscal 2011 or 2010.

Other (Expense) Income

Other (expense) income was as follows:

	Three Months Ended September 30,
Other (Expense) Income	2010	2009	Difference	Percentage
Interest income	$1	$21	$(20)	-95%
Interest expense	(90)	(46)	(44)	-96%
Debt cost expense	(36)	-	(36)	n/m *
Other, net	(1)	-	(1)	n/m *
Other expense	$(126)	$(25)	$(101)	-404%
______________________
* Not meaningful

Interest Income

Interest income decreased $20 thousand, or 95%, in the second quarter of fiscal 2011 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $44 thousand, or 96%, in the second quarter of fiscal 2011 primarily attributable to the interest associated with the Advances of $4.5 million on the Loan.

Debt Cost Expense

In the second quarter of fiscal 2011, we recorded debt cost expense of $36 thousand associated with the issuance of the Initial and Additional Warrant Shares.

Other, Net

In the second quarter of fiscal 2011, we recorded other expense of $1 thousand primarily attributable to foreign exchange translation losses ($6 thousand), which were partially offset by receipt of a settlement for a former 401(k) investment fund ($4 thousand).

Net Loss

Net loss was as follows:

	Three Months Ended September 30,
Net Loss	2010	2009	Difference	Percentage
Loss before provision for income taxes	$(3,012)	$(3,164)	$(152)	-5%
Income tax provision	2	6	(4)	-67%
Net loss	$(3,014)	$(3,170)	$(156)	-5%

Loss Before Provision for Income Taxes

Loss before provision for income taxes decreased $0.2 million, or 5%, in the second quarter of fiscal 2011 to $3.0 million, primarily attributable to a higher gross profit ($0.2 million).

Income Tax Provision

We recorded a provision for state income taxes of $2 thousand and $6 thousand in the second quarter of fiscal 2011 and 2010, respectively.

Net Loss

Net loss decreased $0.2 million, or 5%, in the second quarter of fiscal 2011 to $3.0 million, primarily attributable to a higher gross profit ($0.2 million).

Six months ended September 30, 2010 compared to the six months ended September 30, 2009 (in thousands, except percentages)

Net Sales

Net sales decreased $1.3 million, or 20%, in the first half of fiscal 2011 to $5.0 million compared to $6.2 million in the first half of fiscal 2010. During the first half of fiscal 2011, our medical segment’s net sales of $3.8 million decreased by $1.0 million, or 21%, primarily attributable to lower sales to Medtronic of our fiberscopes ($1.2 million). Our industrial segment’s net sales of $1.1 million decreased by $0.2 million, or 18%, primarily attributable to lower sales of our borescopes ($0.2 million).

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market, and by category for the six months ended September 30, 2010 and 2009 were as follows:

	Six Months Ended September 30,
Market/Category	2010	2009	Difference	Percentage
ENT and TNE	$1,024	$2,194	$(1,170)	-53%
Urology	1,644	1,258	386	31%
Bronchoscopy	471	332	139	42%
SpineView	74	-	74	n/m *
Repairs, peripherals, and accessories	627	1,069	(442)	-41%
Total medical sales	3,840	4,853	(1,013)	-21%
Borescopes	782	971	(189)	-19%
Repairs	335	383	(48)	-13%
Total industrial sales	1,117	1,354	(237)	-18%
Net sales	$4,957	$6,207	$(1,250)	-20%
______________________
* Not meaningful

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Six Months Ended September 30,
ENT/TNE Market	2010	2009	Difference	Percentage
Endoscopes	$1,005	$2,132	$(1,127)	-53%
Slide-On EndoSheaths	19	62	(43)	-69%
Total ENT/TNE market	$1,024	$2,194	$(1,170)	-53%

Net sales to the ENT and TNE markets decreased $1.2 million, or 53%, in the first half of fiscal 2011 to $1.0 million compared to $2.2 million in the first half of fiscal 2010. The decrease in net sales was primarily attributable to lower sales to Medtronic of our fiberscopes ($1.2 million).

Medical Segment – Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Six Months Ended September 30,
Urology Market	2010	2009	Difference	Percentage
Endoscopes	$804	$548	$256	47%
Slide-On EndoSheaths	840	710	130	18%
Total urology market	$1,644	$1,258	$386	31%

Net sales to the urology market increased $0.4 million, or 31%, in the first half of fiscal 2011 to $1.6 million compared to $1.3 million in the first half of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our fiberscopes ($0.2 million).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Six Months Ended September 30,
Bronchoscopy Market	2010	2009	Difference	Percentage
Endoscopes	$438	$313	$125	40%
Slide-On EndoSheaths	33	19	14	74%
Total bronchoscopy market	$471	$332	$139	42%

Net sales to the bronchoscopy market increased $0.1 million, or 42%, in the first half of fiscal 2011 to $0.5 million compared to $0.3 million in the first half of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our videoscopes and digital processing units, a component of our videoscope product line ($0.1 million).

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories decreased $0.4 million, or 41%, in the first half of fiscal 2011 to $0.6 million compared to $1.1 million in the first half of fiscal 2010. The decrease was primarily attributable to lower sales volume of peripherals and accessories for our ENT endoscopes ($0.5 million).

Industrial Segment

Net sales of industrial products of $1.1 million decreased $0.2 million, or 18%, in the first half of fiscal 2011 compared to the same period last year. The decrease was primarily attributable to lower sales of our borescopes ($0.2 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit from our two reportable segments was as follows:

	Six Months Ended September 30,
Gross Profit	2010	2009	Difference	Percentage
Medical	$969	$733	$236	32%
As percentage of net sales	25%	15%	10%
Industrial	361	520	-159	-31%
As percentage of net sales	32%	38%	-6%
Gross profit	$1,330	$1,253	$77	6%
Gross margin percentage	27%	20%	7%

Gross profit increased $0.1 million, or 6%, in the first half of fiscal 2011 to $1.3 million compared to the same period last year, primarily attributable to favorable manufacturing overhead absorption and lower scrap inventory ($0.5 million), partially offset by the loss in gross profit from the lower sales volume (decrease in net sales of $1.3 million). Gross margin percentage increased 7% in the first half of fiscal 2011 to 27% of net sales from 20% of net sales in the first half of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption in the first half of fiscal 2011 compared to the same period last year ($0.4 million, or 7% gross margin percentage impact).

Gross Profit – Medical Segment

Gross profit in our medical segment increased $0.2 million, or 32%, in the first half of fiscal 2011 to $1.0 million from $0.7 million in the first half of fiscal 2010, primarily attributable to favorable manufacturing overhead absorption ($0.2 million). Gross margin percentage increased 10% in the first half of fiscal 2011 to 25% of net sales from 15% of net sales in the first half of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption and lower scrap inventory in the first half of fiscal 2011 compared to the same period last year ($0.4 million, or 9% gross margin percentage impact on our medical segment gross profit).

Gross Profit – Industrial Segment

Gross profit in our industrial segment decreased $0.2 million, or 31%, in the first half of fiscal 2011 to $0.4 million from $0.5 million in the first half of fiscal 2010, primarily attributable to increased cost of sales for repairs ($0.2 million). Gross margin percentage decreased 6% in the first half of fiscal 2011 to 32% of net sales from 38% of net sales in the first half of fiscal 2010. The lower gross margin percentage was primarily attributable to a higher inventory reserve and increased cost of sales for repairs, partially offset by favorable manufacturing overhead absorption ($27 thousand, or 3% gross margin percentage impact on our industrial segment gross profit).

Operating Expenses

Total operating expenses decreased $0.3 million, or 4%, in the first half of fiscal 2011 to $6.6 million from $6.9 million in the first half of fiscal 2010. Selling, general, and administrative (“SG&A”) expenses increased $0.1 million, or 2%, while research and development (“R&D”) expenses decreased $0.4 million, or 21%, compared to the same period last year.

Operating expenses, by segment, were as follows:

	Six Months Ended September 30,
Operating Expenses	2010	2009	Difference	Percentage
SG&A expenses
Medical	$4,777	$4,732	$45	1%
Industrial	496	457	39	9%
Total SG&A expenses	5,273	5,189	84	2%
R&D expenses
Medical	1,330	1,683	(353)	-21%
Industrial	-	-	-	-
Total R&D expenses	1,330	1,683	(353)	-21%
Total operating expenses	$6,603	$6,872	$(269)	-4%

SG&A Expenses – Medical Segment

SG&A expenses in our medical segment increased $45 thousand, or 1%, in the first half of fiscal 2011 to $4.8 million, primarily attributable to higher sales commissions ($185 thousand), partially offset by lower consulting expenses ($149 thousand).

SG&A Expenses – Industrial Segment

SG&A expenses in our industrial segment increased $39 thousand, or 9%, in the first half of fiscal 2011 to $0.5 million, primarily attributable to higher repair costs for demonstration equipment ($26 thousand).

R&D Expenses – Medical Segment

R&D expenses in our medical segment decreased $0.4 million, or 21%, in the first half of fiscal 2011 to $1.3 million, primarily attributable to lower manufacturing overhead allocations ($0.3 million).

R&D Expenses – Industrial Segment

There were no material R&D expenses incurred by our industrial segment during the first half of fiscal 2011 or 2010.

Other (Expense) Income

Other (expense) income was as follows:

	Six Months Ended September 30,
Other (Expense) Income	2010	2009	Difference	Percentage
Interest income	$3	$71	$(68)	-96%
Interest expense	(145)	(46)	(99)	-215%
Debt cost expense	(63)	-	(63)	n/m *
Other, net	-	(28)	28	100%
Other expense	$(205)	$(3)	$(202)	-6733%
______________________
* Not meaningful

 Interest Income

Interest income decreased $68 thousand, or 96%, in the first half of fiscal 2011 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $99 thousand in the first half of fiscal 2011 primarily attributable to the interest associated with the Advances of $4.5 million on the Loan.

Debt Cost Expense

In the first half of fiscal 2011, we recorded debt cost expense of $63 thousand associated with the issuance of the Initial and Additional Warrant Shares.

Other, Net

In the first half of fiscal 2010, we recorded a loss on the sale of investments of $28 thousand.

Net Loss

Net loss was as follows:

	Six Months Ended September 30,
Net Loss	2010	2009	Difference	Percentage
Loss before provision for income taxes	$(5,478)	$(5,622)	$(144)	-3%
Income tax provision	5	16	(11)	-69%
Net loss	$(5,483)	$(5,638)	$(155)	-3%

Loss Before Provision for Income Taxes

Loss before provision for income taxes decreased $0.1 million, or 3%, in the first half of fiscal 2011 to $5.5 million, primarily attributable to a higher gross profit ($0.1 million).

Income Tax Provision

We recorded a provision for state income taxes of $5 thousand and $16 thousand in the first half of fiscal 2011 and 2010, respectively. We incurred a net operating loss (“NOL”) for the first half of fiscal 2011 and expect to have a NOL for the entire fiscal year. As a result, no income tax provision was recorded for federal income tax purposes.

Net Loss

Net loss decreased $0.2 million, or 3%, in the first half of fiscal 2011 to $3.0 million, primarily attributable to a higher gross profit ($0.1 million).

Liquidity and Capital Resources

At September 30, 2010, our principal source of liquidity was working capital of approximately $3.7 million, including $4.5 million in cash and short-term investments. Our cash and cash equivalents increased $1.9 million during the first half of fiscal 2011 as compared to a decrease of $1.3 million in the first half of fiscal 2010. The increase was primarily attributable to proceeds received from customers for deferred revenue arrangements during the first half of fiscal 2011 ($3.9 million).

In the first half of fiscal 2011, we used $0.5 million of net cash in our operating activities compared to $4.3 million in the first half of fiscal 2010. The lower cash used in operations was primarily attributable to the receipt of a proceeds from customers for deferred revenue arrangements during the first half of fiscal 2011 ($3.9 million).

In the first half of fiscal 2011, we provided $0.4 million of net cash in our investing activities compared to $3.0 million in the first half of fiscal 2010. The decrease was primarily attributable to reduced proceeds yielded from sales and maturities of our short-term investments ($5.4 million).

In the first half of fiscal 2011, we provided $2.1 million of net cash from our financing activities compared to $26 thousand in the first half of fiscal 2010. The increase was primarily attributable to the proceeds from an Advance on the Loan during the first quarter of fiscal 2011 ($2.0 million).

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2011 and 2012. We have funded the losses principally with cash flow from operations, advances under the Loan, proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We have also received $3.9 million of deposits from two customers (the “Prepayments”) during the three months ended September 30, 2010 to support anticipated orders, which are expected to ship by the end of fiscal 2011. We believe that our cash, including the Prepayments, and $0.5 million of capital available, subject to certain conditions, under the Loan will be sufficient to fund our working capital, capital expenditures, and future operating losses until December 31, 2011. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all, or that we will be able to reduce expenses.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon the foregoing, our Interim CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal years 2011 and 2012, because of spending for research and development, increasing our global network of independent sales representatives and distributors, investing in a direct sales force for the North American market, general business operations, and capital expenditures. As of September 30, 2010, we had cash and cash equivalents totaling approximately $4.5 million. We expect that our current balance of cash (including the remaining amounts of Prepayments) and $0.5 million of capital available, subject to certain conditions, under the Loan will be sufficient to fund our operations until December 31, 2011. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses increase, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Our risk related to the supply agreement with Stryker

Pursuant to our agreement with Stryker, we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products for a term of three years. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker will initially have the exclusive rights to distribute these products in North and Latin America, South America, China and Japan, and 12 months post-launch, throughout the rest of the world. There can be no assurance that Stryker   will purchase any products from us or will succeed in marketing and selling these products. If they do not purchase such products or are unsuccessful in marketing or selling these products, will not be able to distribute those products to others and could generate little or no revenue from the Stryker agreement. Stryker also agreed to prepay $5 million in anticipation of ordering scopes and EndoSheath products from us, of which $2.5 million has been prepaid as of September 30, 2010. There is no required minimum purchase amount which Stryker is required to buy from us. Although we expect that they will order sufficient quantities of products to fully utilize these prepayments, if they do not do so by the end of the term, we would be required to return any unused amount which they prepaid to us. This would include amounts that we used to purchase parts and components, of which we will not receive compensation or reimbursement.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our liquidity, ability to fund working capital and our financial condition. There can be no assurance that we will have available funds to do so.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Stockholders

Our fiscal 2010 Annual Meeting of Stockholders was held on September 2, 2010 for the purpose of electing two Class I Directors to serve a three-year term, to ratify the appointment of EisnerAmper LLP (formerly Amper, Politziner & Mattia, LLP) as our independent registered public accountants, and to amend our 2007 Stock Incentive Plan.

Lewis C. Pell and John J. Rydzewski were elected to serve as Class I Directors. Votes cast for the election of directors were as follows:

Election of Class I Directors
Lewis C. Pell	For:	20,679,686	Withheld:	2,174,896
John J. Rydzewski	For:	22,774,517	Withheld:	80,065

The vote on the ratification of the appointment of EisnerAmper LLP (formerly Amper, Politziner & Mattia, LLP) as the independent registered public accountants was as follows:

For:	32,174,401	Against:	63,648
		Abstain:	10,598

The vote on the amendment of our 2007 Stock Incentive Plan was as follows:

For:	20,516,734	Against:	2,336,248
		Abstain:	1,600

David W. Anderson, Warren Bielke, Lothar Koob, and Katsumi Oneda continued to serve as members of our Board of Directors after the annual meeting.

Item 5.  Other Information

N/A

Item 6.  Exhibits

Exhibits
10.1
2007 Stock Incentive Plan, as amended (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 22, 2010 and incorporated herein by reference from such Schedule 14A).

10.2
Supply Agreement dated September 22, 2010 between Vision-Sciences, Inc. and Stryker Corporation.  Confidential portions of this exhibit have been omitted pending a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934. Such confidential portions have been confidentially submitted separately to the Securities and Exchange Commission. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010  and incorporated by reference herein from such Form 8-K).

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

VISION-SCIENCES, INC.

Date: November 10, 2010	By:	/s/ Warren Bielke
Warren Bielke
Interim Chief Executive Officer (Duly Authorized Officer)

Date: November 10, 2010
	By:	/s/ Katherine L. Wolf
Katherine L. Wolf
Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)

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