Form 10-Q
period 2010-12-31
VISION SCIENCES INC /DE/
filed 2011-02-09
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 9, 2011

Common Stock, par value of $0.01	44,711,045
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,	March 31,
	2010	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,208	$2,540
Short-term investments	-	447
Accounts receivable, net of allowance for doubtful accounts of $144
and $347, respectively	1,647	1,147
Inventories, net	5,996	4,175
Prepaid expenses and other current assets	166	886
Total current assets	9,017	9,195

Machinery and equipment	4,440	3,584
Furniture and fixtures	226	225
Leasehold improvements	359	357
Total property and equipment, at cost	5,025	4,166
Less—accumulated depreciation and amortization	2,792	2,237
Total property and equipment, net	2,233	1,929
Other assets, net of accumulated amortization of $88 and $84,
respectively	75	79
Deferred debt cost, net of accumulated amortization of $132
and $31, respectively	312	296
Total assets	$11,637	$11,499

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Capital lease obligations	$65	$55
Accounts payable	1,903	867
Accrued expenses	816	984
Accrued compensation	679	1,107
Advances from customers	3,669	-
Total current liabilities	7,132	3,013
Line of credit—related party	5,000	2,500
Capital lease obligations, net of current portion	94	61
Total liabilities	12,226	5,574

Commitments and Contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value—
Authorized—5,000 shares
issued and outstanding—none	-	-
Common stock, $0.01 par value—
Authorized—75,000 shares
issued and outstanding—37,711 shares
and 36,856 shares, respectively	377	369
Additional paid-in capital	83,506	81,968
Accumulated deficit	(84,472)	(76,412)
Total stockholders’ (deficit) equity	(589)	5,925
Total liabilities and stockholders’ (deficit) equity	$11,637	$11,499

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$2,715	$2,600	$7,671	$8,807
Cost of sales	1,906	2,250	5,532	7,204
Gross profit	809	350	2,139	1,603

Selling, general, and administrative expenses	2,599	2,919	7,872	8,108
Research and development expenses	655	659	1,984	2,342
Loss from operations	(2,445)	(3,228)	(7,717)	(8,847)

Interest income	1	14	4	85
Interest expense	(91)	(6)	(235)	(52)
Debt cost expense	(37)	(12)	(101)	(12)
Other, net	-	-	(1)	(28)
Loss before provision for income taxes	(2,572)	(3,232)	(8,050)	(8,854)
Income tax provision	4	2	10	18
Net loss	$(2,576)	$(3,234)	$(8,060)	$(8,872)

Net loss per common share - basic and diluted	$(0.07)	$(0.09)	$(0.22)	$(0.24)

Shares used in computing net loss
per common share	36,955	36,855	36,904	36,853

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Number	$0.01	Paid-in	Accumulated	Equity
	of Shares	Par Value	Capital	Deficit	(Deficit)
Balance at March 31, 2009	36,818	$368	$80,031	$(63,988)	$16,411
Exercise of stock options	38	1	42	-	43
Issuance of stock warrants	-	-	327	-	327
Stock-based compensation expense	-	-	1,568	-	1,568
Net loss	-	-	-	(12,424)	(12,424)
Balance at March 31, 2010	36,856	369	81,968	(76,412)	5,925
Exercise of stock options	100	1	111	-	112
Issuance of stock warrants	-	-	117	-	117
Issuance of restricted stock awards	755	7	-	-	7
Stock-based compensation expense	-	-	1,310	-	1,310
Net loss	-	-	-	(8,060)	(8,060)
Balance at December 31, 2010	37,711	$377	$83,506	$(84,472)	$(589)

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,060)	$(8,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559	494
Stock-based compensation expense	1,310	1,177
Issuance of restricted stock awards	7	-
Provision for (recovery of) bad debt expenses	(152)	52
Debt cost expense	101	12
Loss on sale of investments	-	34
Changes in assets and liabilities:
Accounts receivable	(348)	522
Inventories	(2,372)	224
Prepaid expenses and other current assets	720	(173)
Other assets	-	(23)
Accounts payable	1,036	(294)
Accrued expenses	(168)	(22)
Accrued compensation	(428)	131
Advances from customers	3,669	-
Net cash used in operating activities	(4,126)	(6,738)
Cash flows from investing activities:
Purchase of short-term investments	(149)	(2,572)
Proceeds from short-term investment sales/maturities	596	8,310
Purchase of property and equipment	(220)	(601)
Net cash provided by investing activities	227	5,137
Cash flows from financing activities:
Advance on line of credit—related party	2,500	-
Payments of capital leases	(45)	(31)
Exercise of stock options	112	43
Net cash provided by financing activities	2,567	12
Net decrease in cash and cash equivalents	(1,332)	(1,589)
Cash and cash equivalents from continuing operations, beginning of period	$2,540	$1,975
Cash and cash equivalents from discontinued operations, beginning of period	$-	$8
Cash and cash equivalents from discontinued operations, end of period	$-	$-
Cash and cash equivalents from continuing operations, end of period	$1,208	$394

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$58	$-
Income taxes	$27	$18

Non-cash financing activities:
Transfers of inventory to fixed assets for use as demonstration equipment	$551	$-
Capital lease entered into for equipment purchase	$88	$-
Issuance of stock warrants with line of credit—related party	$117	$221

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share amounts)

Note 1.  Basis of Presentation

Vision-Sciences, Inc. and its Subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”) have prepared the condensed consolidated financial statements included herein according to generally accepted accounting principles in the United States of America (“U.S. GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to those rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Note 2.  The Company and Summary of Significant Accounting Policies

Company Overview

We design, develop, manufacture, and market products for endoscopy - the science of using an instrument, known as an endoscope to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States and independent distributors for the rest of the world. Our largest geographic markets are the United States and Europe. Pursuant to our agreement dated as of September 22, 2010, with the Endoscopy Division of Stryker Corporation (“Stryker”), we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products upon launch by Stryker of such products (the “Stryker Agreement”) (See Note 9. Advances from Customers for additional information).

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

Liquidity and Capital Resources

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2011 and 2012. We have funded the losses principally with cash flow from operations, advances under a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”), proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We have also received an aggregate of $3.9 million of deposits from two customers (the “Prepayments”) in September 2010 to support anticipated orders, which are expected to ship by June 30, 2011 (the end of the first quarter of our fiscal year 2012). In addition, on January 18, 2011, we issued 7 million shares of our common stock at a purchase price of $1.50 per share to a number of investors in a private placement for aggregate proceeds of $10.5 million (see Note 10. Subsequent Event for additional information). We believe that our cash, including the Prepayments, and the $10.5 million of proceeds we received from the private placement will be sufficient to fund our working capital, capital expenditures, and future operating losses until March 31, 2012. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all, or that we will be able to reduce our expenses.

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

Note 3.  Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options, warrants, and restricted stock of 8,078,221 shares and 7,056,582 shares as of December 31, 2010 and 2009, respectively, were excluded from the calculation of fully diluted loss per share as their inclusion would have been anti-dilutive due to the net loss.

Note 4.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	December 31,	March 31,
	2010	2010
Raw materials	$4,520	$3,330
Work in process	787	269
Finished goods	689	576
	$5,996	$4,175

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

The following table summarizes these securities classified as held to maturity.

	December 31, 2010		March 31, 2010
	Amortized	Fair	Amortized	Fair
Held to maturity less than one year:	Cost	Value	Cost	Value
Certificates of deposit	$-	$-	$447	$446
Total short-term investments	$-	$-	$447	$446

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

Note 6.  Commitments and Contingencies

Line of Credit – Related Party

On November 9, 2009, we entered into a Loan with the Lender. Any amounts drawn against the Loan (an “Advance”) accrue interest at an annual rate of 7.5%. The Lender received an availability fee equal to a per annum rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. As of December 31, 2010, we had fully drawn down the Loan. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan upon a change of control of the Company. We were required to prepay part or all of the amounts outstanding if we secured other financing or consummate a sale or license of assets, in each case resulting in net proceeds to us of $5.0 million or greater. In connection with our recent private placement (see Note 10. Subsequent Event for additional information), we received a waiver from the Lender such that we will not be required to repay all or any portion of the Advances with the proceeds from this fund raising.

In connection with the Loan, the Lender received  a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock at the time of the Loan), which immediately vested upon issuance. In addition, we issued a second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our then outstanding common stock) which vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which is the amount of the new Advance and (B) the denominator of which is $5.0 million. A portion of the Additional Warrant Shares vested on the date of the $2.5 million Advance on March 29, 2010, the $2.0 million Advance on June 29, 2010, and the $0.5 million Advance on December 16, 2010. All warrants are fully vested as of December 31, 2010.

The following table summarizes Advances taken on the Loan and warrant issuances:

		Number of	Fair Value of
	Amount of	Warrant Shares	Warrant Shares
Month	Advance	Vested	on Date Vested
December 2010	$0.5 million	37,879	$30 thousand
June 2010	$2.0 million	151,515	$87 thousand
March 2010	$2.5 million	189,394	$106 thousand
November 2009	n/a	272,727	$221 thousand

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

We recorded the fair value associated with the Additional Warrant Shares as a deferred debt cost asset with a corresponding amount as additional paid-in capital. The cost is being amortized over the remaining life of the Loan using the effective interest method. During the three and nine months ended December 31, 2010, we recorded approximately $37 thousand and $101 thousand, respectively, as debt cost expense related to the amortization of the deferred debt cost for the Initial and Additional Warrant Shares in our condensed consolidated statement of operations.

At December 31, 2010, we had $5.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan. During the three and nine months ended December 31, 2010, we recorded approximately $89 thousand and $227 thousand, respectively, as interest expense related to the availability fee and accrued interest on outstanding borrowings in our condensed consolidated statement of operations. At December 31, 2010, we had $0.2 million in accrued interest related to the Loan, which is included in accounts payable ($0.1 million) and accrued expenses ($0.1 million) on our condensed consolidated balance sheet.

Note 7.  Stock-Based Awards

Stock Option Plans

We maintain the following equity incentive plans:

•
The 2000 Stock Incentive Plan (the “2000 Plan”), approved by stockholders in August 2000, authorized the issuance of up to 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

•
The 2007 Stock Incentive Plan (the “2007 Plan”), approved by stockholders in August 2007, authorized the issuance of up to 4,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards. On July 12, 2010, our Board and on September 2, 2010, our stockholders approved an amendment to the 2007 Plan to increase the authorized shares issuable under the plan to 5,000,000 shares of common stock.

•
The 2003 Director Option Plan (the “2003 Plan”), approved by stockholders in July 2003 and amended in August 2008, authorized the issuance of up to 450,000 shares of common stock covering the annual automatic grant of 10,000 stock options per outside director per year. The 2003 Plan also provides for granting newly elected or appointed outside directors a one-time grant of 10,000 stock options.

The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of our Board of Directors or its Compensation Committee, and must be exercised within ten years from date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period based on fair values, generally four years. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date.

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

Stock-based compensation expense for the three and nine months ended December 31, 2010 and 2009 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of sales	$48	$85	$185	$288
Selling, general, and administrative expenses	311	135	1,058	781
Research and development expenses	19	41	67	108
Total stock-based compensation expense	$378	$261	$1,310	$1,177

We estimated the fair value of the stock options granted on the date of grant using a Black-Scholes valuation model that used the weighted average assumptions noted in the following table. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards. The expected life (estimated period of time that we expect employees, consultants and directors to hold their stock options) was estimated based on historical rates for two group classifications, (i) employees and consultants and (ii) outside directors. Expected volatility was based on historical volatility of our stock price for a period equal to the stock option’s expected life and calculated on a daily basis. The expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Risk-free interest rate	2.15%	3.00%	2.72%	2.66%
Expected life (in years)	7.55	7.04	6.90	6.51
Expected volatility	86%	87%	84%	87%
Expected dividend yield	--	--	--	--

The following table summarizes stock options activity for the nine months ended December 31, 2010:

				Weighted
			Weighted	Average
	Number	Exercise	Average	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding at March 31, 2010	6,264,685	$0.79 – $5.10	$1.91	5.84
Granted	687,500	$0.96 – $1.39	1.07
Exercised	(100,142)	$1.10 – $1.34	1.12
Canceled	(180,464)	$0.97 – $4.88	1.53
Outstanding at December 31, 2010	6,671,579	$0.79 – $5.10	$1.85	5.73
Vested and expected to vest at December 31, 2010	5,892,365	$0.79 – $5.10	$1.76	5.43
Exercisable at December 31, 2010	4,750,540	$0.79 – $5.10	$1.68	4.73

At December 31, 2010, unrecognized stock-based compensation expense related to stock options was approximately $1.4 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

The weighted average fair value of options granted during the three months ended December 31, 2010 and 2009 was $0.98 and $0.96 per share, respectively. The weighted average fair value of options granted during the nine months ended December 31, 2010 and 2009 was $0.82 and $0.91 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $1.1 million for stock options outstanding, $0.8 million for stock options exercisable, and $1.0 million for stock options vested and expected to vest as of December 31, 2010. The total intrinsic value for stock options exercised during the three months ended December 31, 2010 and 2009 was approximately $1 thousand. There were no stock options exercised during the three months ended September 30, 2009. The total intrinsic value for stock options exercised during the nine months ended December 31, 2010 and 2009 was approximately $22 thousand and $6 thousand, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Stock Warrants

The following table summarizes stock warrants activity related to the Loan with the Lender for the nine months ended December 31, 2010:

		Weighted
	Number	Average
	of Shares	Exercise Price
Nonvested at March 31, 2010	189,394	$1.65
Granted	-	–
Vested	(189,394)	1.65
Forfeited	-	–
Nonvested at December 31, 2010	-	$1.65
Vested at December 31, 2010	651,515	$1.53

At December 31, 2010, unrecognized debt cost expense related to the Initial and Additional Warrant Shares was approximately $312 thousand, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock

We granted 755,127 shares of restricted stock to management during the nine months ended December 31, 2010. The restrictions for these restricted stock awards lapse after certain Company (revenue and loss from operations) and individual milestones are met followed by a three-year graded vesting schedule. If the Company milestones are not met, regardless of whether the individual meets his or her performance milestones, the restricted stock awards are forfeited.

The following table summarizes restricted stock activity for the nine months ended December 31, 2010:

Weighted
	Number	Average
	of Shares	Grant Price
Nonvested at March 31, 2010	-	–
Granted	755,127	$0.97
Vested	-	–
Forfeited	-	–
Nonvested at December 31, 2010	755,127	$0.97
Vested at December 31, 2010	-	–

At December 31, 2010, unrecognized stock-based compensation expense related to nonvested awards was approximately $574 thousand, which is expected to be recognized over a weighted average period of approximately 3.2 years.

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

The following table presents key financial highlights, by reportable segments:

Three months ended December 31,	Medical	Industrial	Adjustments *	Consolidated
2010
Net sales to external customers	$2,068	$647	$-	$2,715
Gross profit	620	189	-	809
Operating loss	(2,404)	(41)	-	(2,445)
Interest expense, net	(90)	-	-	(90)
Depreciation and amortization	175	9	-	184
Stock-based compensation expense	357	21	-	378
Total assets	11,299	2,622	(2,284)	11,637
Expenditures for fixed assets	159	-	-	159

2009
Net sales to external customers	$1,842	$758	$-	$2,600
Gross profit	8	342	-	350
Operating (loss) income	(3,324)	96	-	(3,228)
Interest income, net	8	-	-	8
Depreciation and amortization	184	5	-	189
Stock-based compensation expense	239	22	-	261
Total assets	11,631	2,570	(2,362)	11,839
Expenditures for fixed assets	162	8	-	170

Nine months ended December 31,
2010
Net sales to external customers	$5,909	$1,762	$-	$7,671
Gross profit	1,589	550	-	2,139
Operating loss	(7,542)	(175)	-	(7,717)
Interest expense, net	(231)	-	-	(231)
Depreciation and amortization	538	21	-	559
Stock-based compensation expense	1,231	79	-	1,310
Expenditures for fixed assets	220	-	-	220

2009
Net sales to external customers	$6,695	$2,112	$-	$8,807
Gross profit	552	1,051	-	1,603
Operating (loss) income	(9,194)	347	-	(8,847)
Interest income, net	33	-	-	33
Depreciation and amortization	479	15	-	494
Stock-based compensation expense	1,085	92	-	1,177
Expenditures for fixed assets	593	8	-	601

	December 31,
* Adjustments	2010	2009
Intercompany eliminations	$(1,512)	$(1,397)
Investment in subsidiaries	(772)	(965)
Total adjustments	$(2,284)	$(2,362)

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

Subject to the terms of the Stryker Agreement, Stryker agreed to pay us a prepayment of $5 million, of which we received $2.5 million at signing and $2.5 million is due on or before March 31, 2011. The initial $2.5 million was recorded as an advance from customer in our condensed consolidated balance sheet. During the nine months ended December 31, 2010, we recognized $0.1 million in revenue for delivery of cystocopes and EndoSheath technology. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy until the remaining $2.4 million is exhausted. Stryker will thereafter continue to pay us for products supplied. The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We will recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that Stryker will purchase an amount of products in order for us to retain all or any portion of the prepayment or that we will not be required to refund all or a portion of the prepayments to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView spinoscope sytems. We recorded this prepayment as an advance from customer in our condensed consolidated balance sheet. During the nine months ended December 31, 2010, we recognized $0.1 million in revenue for delivery of SpineView spinoscope systems. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the remaining $1.3 million is exhausted. SpineView will thereafter continue to pay us for products supplied.

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

Note 10. Subsequent Event

On January 18, 2011, we issued 7 million shares of our common stock at a purchase price of $1.50 per share to a number of investors in a private placement for aggregate proceeds of $10.5 million. We intend to use the proceeds from the private placement for working capital and general corporate purposes. We granted the investors in this private placement piggy-back registration rights, whereby if we decide to file a registration statement relating to an offering of any of our equity securities, other than on Form S-4 or Form S-8, then the investors will have the right, after notice, to include their securities in that registration statement. The investors in this private placement have no right to otherwise require us to register the sale of their shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our ability to sell products to Stryker in at least the amounts necessary to retain the prepayments received from Stryker; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our dependence on certain distributors and customers; our ability to affect expected sales to Stryker; competition; technological difficulties; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

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

Medical Segment Areas

Within our medical segment we target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and, for the past three fiscal years, had sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic would no longer serve as the distributor for our ENT endoscopes effective April 1, 2010. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. We manufacture our TNE (trans-nasal esophagoscopy) endoscopes and market them to ENT and GI physicians and bariatric surgeons. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians. Pursuant to our agreement dated as of September 22, 2010, with the Endoscopy Division of Stryker Corporation (“Stryker”), we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products (the “Stryker Agreement”) (See Exclusive Urology Supply Agreement with Stryker section below for additional information). Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice, in addition to bariatric surgeons. We manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

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

New Product Releases

We continue to enhance our current family of videoscopes and improve and refine their manufacturing. With respect to our fiberscope line of products, in the first quarter of fiscal 2011, we launched our 4000 Series bronchoscope which is inserted down the mouth or nose into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. In the first quarter of fiscal 2011, we launched our 2.8mm channel EndoSheath disposable for bronchoscopy to international pulmonology markets.

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we will become the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded under the Stryker and Vision-Sciences names. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker will initially have the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world.

Subject to the terms of the Stryker Agreement, Stryker agreed to pay us a prepayment of $5 million, of which we received $2.5 million at signing and $2.5 million is due on or before March 31, 2011. The initial $2.5 million was recorded as an advance from customer in our condensed consolidated balance sheet. During the nine months ended December 31, 2010, we recognized $0.1 million in revenue for delivery of cystocopes and EndoSheath technology to Stryker. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance made by Stryker and recognize the associated revenue in accordance with our revenue recognition policy until the remaining $2.4 million is exhausted. Stryker will thereafter continue to pay us for products supplied. The purchase price for the products will be based on our cost to manufacture plus a margin specified in the Stryker Agreement. We will recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that they will purchase an amount of products in order for us to retain all or any portion of the prepayment or that we will not be required to refund all or a portion of the prepayments to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

Line of Credit – Related Party

On November 9, 2009, we entered into a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”). Any amounts drawn against the Loan (an “Advance”) accrue interest at a per annum rate of 7.5%. The Lender received an availability fee equal to an annual rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. As of December 31, 2010, we had fully drawn down the Loan. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan upon a change of control of the Company. We were required to prepay part or all of the amounts outstanding if we secured other financing or consummate a sale or license of assets, in each case resulting in net proceeds to us of $5.0 million or greater. In connection with our recent private placement (see Subsequent Event below for additional information), we received a waiver from the Lender such that we will not be required to repay all or any portion of the Advances with the proceeds from this fund raising.

In connection with the Loan, the Lender received  a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock), which immediately vested upon issuance. The second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our outstanding common stock) vests at the time that each Advance is made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which is the amount of the new Advance and (B) the denominator of which is $5.0 million. A portion of the Additional Warrant Shares vested on the date of the $2.5 million Advance on March 29, 2010, the $2.0 million Advance on June 29, 2010, and the $0.5 million Advance on December 16, 2010.

On the date of issuance, the fair value of the Initial and Additional Warrant Shares was approximately $221 thousand and $249 thousand, respectively. We defer costs associated with securing a line-of-credit or revolving loan agreement over the applicable term. These costs are amortized as debt cost expense in our condensed consolidated statement of operations.

At December 31, 2010, we had $5.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView spinoscope sytems. We recorded this prepayment as an advance from customer in our condensed consolidated balance sheet. During the nine months ended December 31, 2010, we recognized $0.1 million in revenue for delivery of SpineView spinoscope systems. We will continue to apply the payment to amounts due from SpineView for purchases of scopes and recognize the associated revenue until the remaining $1.3 million is exhausted. SpineView will thereafter continue to pay us for products supplied.

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

Subsequent Event

On January 18, 2011, we issued 7 million shares of our common stock at a purchase price of $1.50 per share to a number of investors in a private placement for aggregate proceeds of $10.5 million. We intend to use the proceeds from the private placement for working capital and general corporate purposes. We granted the investors in this private placement piggy-back registration rights, whereby if we decide to file a registration statement relating to an offering of any of our equity securities, other than on Form S-4 or Form S-8, then the investors will have the right, after notice, to include their securities in that registration statement. The investors in this private placement have no right to otherwise require us to register the sale of their shares.

Results of Operations

Three months ended December 31, 2010 compared to the three months ended December 31, 2009 (in thousands, except percentages)

Net Sales

Net sales increased $0.1 million, or 4%, in the third quarter of fiscal 2011 to $2.7 million compared to $2.6 million in the third quarter of fiscal 2010. During the third quarter of fiscal 2011, our medical segment’s net sales of $2.1 million increased by $0.2 million, or 12%, primarily attributable to higher sales of our endoscopes and EndoSheath disposables in the urology market ($0.4 million). Our industrial segment’s net sales of $0.6 million decreased by $0.1 million, or 15%, primarily attributable to lower borescope sales ($0.2 million).

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market, and by category for the three months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended
	December 31,
Market/Category	2010	2009	Difference	Percentage
ENT and TNE	$751	$550	$201	37%
Urology	827	444	383	86%
Bronchoscopy	70	94	(24)	-26%
SpineView	-	225	(225)	-100%
Repairs, peripherals, and accessories	420	529	(109)	-21%
Total medical sales	2,068	1,842	226	12%
Borescopes	442	610	(168)	-28%
Repairs	205	148	57	39%
Total industrial sales	647	758	(111)	-15%
Net sales	$2,715	$2,600	$115	4%

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended December 31,
ENT/TNE Market	2010	2009	Difference	Percentage
Endoscopes	$728	$541	$187	35%
Slide-On EndoSheaths	23	9	14	156%
Total ENT/TNE market	$751	$550	$201	37%

Net sales to the ENT and TNE markets increased $0.2 million, or 37%, in the third quarter of fiscal 2011 to $0.8 million compared to $0.6 million in the third quarter of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our videoscopes ($0.2 million).

Medical Segment – Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended December 31,
Urology Market	2010	2009	Difference	Percentage
Endoscopes	$331	$163	$168	103%
Slide-On EndoSheaths	496	281	215	77%
Total urology market	$827	$444	$383	86%

Net sales to the urology market increased $0.4 million, or 86%, in the third quarter of fiscal 2011 to $0.8 million compared to $0.4 million in the third quarter of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our EndoSheath disposables ($0.2 million).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended December 31,
Bronchoscopy Market	2010	2009	Difference	Percentage
Endoscopes	$37	$74	$(37)	-50%
Slide-On EndoSheaths	33	20	13	65%
Total bronchoscopy market	$70	$94	$(24)	-26%

Net sales to the bronchoscopy market decreased $24 thousand, or 26%, in the third quarter of fiscal 2011 to $70 thousand compared to $94 thousand in the third quarter of fiscal 2010. The decrease in net sales was primarily attributable to lower sales of our videoscopes ($40 thousand).

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories decreased $0.1 million, or 21%, in the third quarter of fiscal 2011 to $0.4 million compared to $0.5 million in the third quarter of fiscal 2010. The decrease was primarily attributable to lower sales volume of peripherals and accessories for our ENT endoscopes due to the end of our distribution agreement with Medtronic ($0.1 million).

Industrial Segment

Net sales of industrial products of $0.6 million decreased $0.1 million, or 15%, in the third quarter of fiscal 2011 compared to $0.8 million in the third quarter of fiscal 2010. The decrease was primarily attributable to lower borescope sales ($0.2 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit from our two reportable segments was as follows:

	Three Months Ended December 31,
Gross Profit	2010	2009	Difference	Percentage
Medical	$620	$8	$612	7650%
As percentage of net sales	30%	0%	30%
Industrial	189	342	(153)	-45%
As percentage of net sales	29%	45%	-16%
Gross profit	$809	$350	$459	131%
Gross margin percentage	30%	13%	17%

Gross profit increased $0.5 million, or 131%, in the third quarter of fiscal 2011 to $0.8 million from $0.4 million in the third quarter of fiscal 2010, primarily attributable to favorable manufacturing overhead absorption and a lower inventory reserve ($0.3 million). Gross margin percentage increased 17% in the third quarter of fiscal 2011 to 30% of net sales from 13% of net sales in the third quarter of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption and a lower inventory reserve in the third quarter of fiscal 2011 compared to the same period last year ($0.3 million, or 13% gross margin percentage impact).

Gross Profit – Medical Segment

Gross profit in our medical segment increased $0.6 million, or 7,650%, in the third quarter of fiscal 2011 to $0.6 million from $8 thousand in the third quarter of fiscal 2010, primarily attributable to favorable manufacturing overhead absorption and a lower inventory reserve ($0.6 million). Gross margin percentage increased 30% in the third quarter of fiscal 2011 to 30% of net sales from 0% of net sales in the third quarter of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption and a lower inventory reserve in the third quarter of fiscal 2011 compared to the same period last year ($0.6 million, or 28% gross margin percentage impact on our medical segment gross profit).

Gross Profit – Industrial Segment

Gross profit in our industrial segment decreased $0.2 million, or 45%, in the third quarter of fiscal 2011 to $0.2 million from $0.3 million in the third quarter of fiscal 2010, primarily attributable to unfavorable manufacturing overhead absorption ($0.2 million). Gross margin percentage decreased 16% in the third quarter of fiscal 2011 to 29% of net sales from 45% of net sales in the third quarter of fiscal 2010. The lower gross margin percentage was primarily attributable to unfavorable manufacturing overhead absorption, partially offset by a favorable materials usage variance ($0.1 million, or 20% gross margin percentage impact on our industrial segment gross profit).

Operating Expenses

Total operating expenses decreased $0.3 million, or 9%, in the third quarter of fiscal 2011 to $3.3 million from $3.6 million in the third quarter of fiscal 2010. Selling, general, and administrative (“SG&A”) expenses decreased $0.3 million, or 11%, and research and development (“R&D”) expenses decreased $4 thousand, or 1%, compared to the same period last year.

Operating expenses, by segment, were as follows:

	Three Months Ended December 31,
Operating Expenses	2010	2009	Difference	Percentage
SG&A expenses
Medical	$2,369	$2,673	$(304)	-11%
Industrial	230	246	(16)	-7%
Total SG&A expenses	2,599	2,919	(320)	-11%
R&D expenses
Medical	655	659	(4)	-1%
Industrial	-	-	-	-
Total R&D expenses	655	659	(4)	-1%
Total operating expenses	$3,254	$3,578	$(324)	-9%

SG&A Expenses – Medical Segment

SG&A expenses in our medical segment decreased $0.3 million, or 11%, in the third quarter of fiscal 2011 to $2.4 million, primarily attributable to one-time termination costs for the former Chief Executive Officer (“CEO”) recorded in the third quarter of fiscal 2010, which was not repeated in the current fiscal year ($0.5 million). Partially offsetting this decrease was higher stock-based compensation expense in the third quarter of fiscal 2011 compared to the same period last year ($0.2 million).

SG&A Expenses – Industrial Segment

SG&A expenses in our industrial segment decreased $16 thousand, or 7%, in the third quarter of fiscal 2011 to $230 thousand, primarily attributable to lower computer expenses ($7 thousand).

R&D Expenses – Medical Segment

R&D expenses in our medical segment decreased $4 thousand, or 1%, in the third quarter of fiscal 2011 to $0.7 million.

R&D Expenses – Industrial Segment

There were no material R&D expenses incurred by our industrial segment during the third quarter of fiscal 2011 or 2010.

Other (Expense) Income

Other (expense) income was as follows:

	Three Months Ended
	December 31,
Other (Expense) Income	2010	2009	Difference	Percentage
Interest income	$1	$14	$(13)	-93%
Interest expense	(91)	(6)	(85)	-1417%
Debt cost expense	(37)	(12)	(25)	-208%
Other expense	$(127)	$(4)	$(123)	-3075%

 Interest Income

Interest income decreased $13 thousand, or 93%, in the third quarter of fiscal 2011 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $85 thousand, or 1,417%, in the third quarter of fiscal 2011 primarily attributable to the interest associated with Advances of $5.0 million on the Loan.

Debt Cost Expense

Debt cost expense increased $25 thousand, or 208%, in the third quarter of fiscal 2011 primarily associated with the issuance of Additional Warrant Shares.

Net Loss

Net loss was as follows:

	Three Months Ended
	December 31,
Net Loss	2010	2009	Difference	Percentage
Loss before provision for income taxes	$(2,572)	$(3,232)	$(660)	-20%
Income tax provision	4	2	2	100%
Net loss	$(2,576)	$(3,234)	$(658)	-20%

Loss Before Provision for Income Taxes

Loss before provision for income taxes decreased $0.7 million, or 20%, in the third quarter of fiscal 2011 to $2.6 million, primarily attributable to a higher gross profit ($0.5 million).

Income Tax Provision

We recorded a provision for state income taxes of $4 thousand and $2 thousand in the third quarter of fiscal 2011 and 2010, respectively.

Net Loss

Net loss decreased $0.7 million, or 20%, in the third quarter of fiscal 2011 to $2.6 million, primarily attributable to a higher gross profit ($0.5 million).

Nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 (in thousands, except percentages)

Net Sales

Net sales decreased $1.1 million, or 13%, in the first nine months of fiscal 2011 to $7.7 million compared to $8.8 million in the first nine months of fiscal 2010. During the first nine months of fiscal 2011, our medical segment’s net sales of $5.9 million decreased by $0.8 million, or 12%, primarily attributable to lower sales of our ENT fiberscopes due to the end of our distribution agreement with Medtronic ($0.8 million). Our industrial segment’s net sales of $1.8 million decreased by $0.4 million, or 17%, primarily attributable to lower sales of our borescopes ($0.4 million).

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market, and by category for the nine months ended December 31, 2010 and 2009 were as follows:

	Nine Months Ended
	December 31,
Market/Category	2010	2009	Difference	Percentage
ENT and TNE	$1,775	$2,744	$(969)	-35%
Urology	2,471	1,702	769	45%
Bronchoscopy	541	426	115	27%
SpineView	74	225	(151)	-67%
Repairs, peripherals, and accessories	1,048	1,598	(550)	-34%
Total medical sales	5,909	6,695	(786)	-12%
Borescopes	1,223	1,581	(358)	-23%
Repairs	539	531	8	2%
Total industrial sales	1,762	2,112	(350)	-17%
Net sales	$7,671	$8,807	$(1,136)	-13%

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Nine Months Ended December 31,
ENT/TNE Market	2010	2009	Difference	Percentage
Endoscopes	$1,733	$2,673	$(940)	-35%
Slide-On EndoSheaths	42	71	(29)	-41%
Total ENT/TNE market	$1,775	$2,744	$(969)	-35%

Net sales to the ENT and TNE markets decreased $1.0 million, or 35%, in the first nine months of fiscal 2011 to $1.8 million compared to $2.7 million in the first nine months of fiscal 2010. The decrease in net sales was primarily attributable to lower sales of our ENT fiberscopes due to the end of our distribution agreement with Medtronic ($0.8 million).

Medical Segment – Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Nine Months Ended December 31,
Urology Market	2010	2009	Difference	Percentage
Endoscopes	$1,135	$711	$424	60%
Slide-On EndoSheaths	1,336	991	345	35%
Total urology market	$2,471	$1,702	$769	45%

Net sales to the urology market increased $0.8 million, or 45%, in the first nine months of fiscal 2011 to $2.5 million compared to $1.7 million in the first nine months of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our fiberscopes ($0.2 million) and EndoSheath disposables ($0.3 million).

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Nine Months Ended December 31,
Bronchoscopy Market	2010	2009	Difference	Percentage
Endoscopes	$475	$387	$88	23%
Slide-On EndoSheaths	66	39	27	69%
Total bronchoscopy market	$541	$426	$115	27%

Net sales to the bronchoscopy market increased $0.1 million, or 27%, in the first nine months of fiscal 2011 to $0.5 million compared to $0.4 million in the first nine months of fiscal 2010. The increase in net sales was primarily attributable to higher sales of our fiberscopes ($0.1 million).

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories decreased $0.6 million, or 34%, in the first nine months of fiscal 2011 to $1.0 million compared to $1.6 million in the first nine months of fiscal 2010. The decrease was primarily attributable to lower sales volume of peripherals and accessories for our ENT endoscopes due to the end of our distribution agreement with Medtronic ($0.5 million).

Industrial Segment

Net sales of industrial products of $1.8 million decreased $0.4 million, or 17%, in the first nine months of fiscal 2011 compared to $2.1 million in the first nine months of fiscal 2010. The decrease was primarily attributable to lower sales of our borescopes ($0.4 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit from our two reportable segments was as follows:

	Nine Months Ended December 31,
Gross Profit	2010	2009	Difference	Percentage
Medical	$1,589	$552	$1,037	188%
As percentage of net sales	27%	8%	19%
Industrial	550	1,051	(501)	-48%
As percentage of net sales	31%	50%	-19%
Gross profit	$2,139	$1,603	$536	33%
Gross margin percentage	28%	18%	10%

Gross profit increased $0.5 million, or 33%, in the first nine months of fiscal 2011 to $2.1 million from $1.6 million in the first nine months of fiscal 2010, primarily attributable to favorable manufacturing variances ($1.0 million), partially offset by loss in gross profit from lower sales volume (decrease in net sales of $1.1 million). Gross margin percentage increased 10% in the first nine months of fiscal 2011 to 28% of net sales from 18% of net sales in the first nine months of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing variances in the first nine months of fiscal 2011 compared to the same period last year ($1.0 million, or 13% gross margin percentage impact).

Gross Profit – Medical Segment

Gross profit in our medical segment increased $1.0 million, or 188%, in the first nine months of fiscal 2011 to $1.6 million from $0.6 million in the first nine months of fiscal 2010, primarily attributable to favorable manufacturing variances ($1.1 million). Gross margin percentage increased 19% in the first nine months of fiscal 2011 to 27% of net sales from 8% of net sales in the first nine months of fiscal 2010. The higher gross margin percentage was primarily attributable to favorable manufacturing variances in the first nine months of fiscal 2011 compared to the same period last year ($1.1 million, or 18% gross margin percentage impact on our medical segment gross profit).

Gross Profit – Industrial Segment

Gross profit in our industrial segment decreased $0.5 million, or 48%, in the first nine months of fiscal 2011 to $0.6 million from $1.1 million in the first nine months of fiscal 2010, primarily attributable to increased cost of sales for repairs and a higher inventory reserve ($0.3 million). Gross margin percentage decreased 19% in the first nine months of fiscal 2011 to 31% of net sales from 50% of net sales in the first nine months of fiscal 2010. The lower gross margin percentage was primarily attributable to increased cost of sales for repairs and a higher inventory reserve ($0.3 million, or 16% gross margin percentage impact on our industrial segment gross profit).

Operating Expenses

Total operating expenses decreased $0.6 million, or 6%, in the first nine months of fiscal 2011 to $9.9 million from $10.5 million in the first nine months of fiscal 2010. SG&A expenses decreased $0.2 million, or 3%, and R&D expenses decreased $0.4 million, or 15%, compared to the same period last year.

Operating expenses, by segment, were as follows:

	Nine Months Ended December 31,
Operating Expenses	2010	2009	Difference	Percentage
SG&A expenses
Medical	$7,147	$7,404	$(257)	-3%
Industrial	725	704	21	3%
Total SG&A expenses	7,872	8,108	(236)	-3%
R&D expenses
Medical	1,984	2,342	(358)	-15%
Industrial	-	-	-	-
Total R&D expenses	1,984	2,342	(358)	-15%
Total operating expenses	$9,856	$10,450	$(594)	-6%

SG&A Expenses – Medical Segment

SG&A expenses in our medical segment decreased $0.3 million, or 3%, in the first nine months of fiscal 2011 to $7.1 million, primarily attributable to one-time termination costs for the former CEO recorded in the first nine months of fiscal 2010, which was not repeated in the current fiscal year ($0.5 million). Partially offsetting this decrease was higher stock-based compensation expense in the first nine months of fiscal 2011 compared to the same period last year ($0.3 million).

SG&A Expenses – Industrial Segment

SG&A expenses in our industrial segment increased $21 thousand, or 3%, in the first nine months of fiscal 2011 to $0.7 million, primarily attributable to higher repair costs for demonstration equipment ($48 thousand), partially offset by lower sales commissions for our independent sales reps ($33 thousand).

R&D Expenses – Medical Segment

R&D expenses in our medical segment decreased $0.4 million, or 15%, in the first nine months of fiscal 2011 to $2.0 million, primarily attributable to lower manufacturing overhead allocations ($0.4 million).

R&D Expenses – Industrial Segment

There were no material R&D expenses incurred by our industrial segment during the first nine months of fiscal 2011 or 2010.

Other (Expense) Income

Other (expense) income was as follows:

	Nine Months Ended
	December 31,
Other (Expense) Income	2010	2009	Difference	Percentage
Interest income	$4	$85	$(81)	-95%
Interest expense	(235)	(52)	(183)	-352%
Debt cost expense	(101)	(12)	(89)	-742%
Other, net	(1)	(28)	27	96%
Other expense	$(333)	$(7)	$(326)	-4657%

 Interest Income

Interest income decreased $81 thousand, or 95%, in the first nine months of fiscal 2011 primarily attributable to lower cash and short-term investments balances.

Interest Expense

Interest expense increased $183 thousand, or 352%, in the first nine months of fiscal 2011 primarily attributable to the interest associated with Advances of $5.0 million on the Loan.

Debt Cost Expense

Debt cost expense increased $89 thousand, or 742%, in the first nine months of fiscal 2011 primarily associated with the issuance of Additional Warrant Shares.

Other, Net

Other net, decreased $27 thousand, or 96%, in the first nine months of fiscal 2011 primarily attributable to a loss on the sale of investments recorded in the first nine months of fiscal 2010, which was not repeated in the current fiscal year ($28 thousand).

Net Loss

Net loss was as follows:

	Nine Months Ended
	December 31,
Net Loss	2010	2009	Difference	Percentage
Loss before provision for income taxes	$(8,050)	$(8,854)	$(804)	-9%
Income tax provision	10	18	(8)	-44%
Net loss	$(8,060)	$(8,872)	$(812)	-9%

Loss Before Provision for Income Taxes

Loss before provision for income taxes decreased $0.8 million, or 9%, in the first nine months of fiscal 2011 to $8.1 million, primarily attributable to a higher gross profit ($0.5 million).

Income Tax Provision

We recorded a provision for state income taxes of $10 thousand and $18 thousand in the first nine months of fiscal 2011 and 2010, respectively. We incurred a net operating loss (“NOL”) for the first nine months of fiscal 2011 and expect to have a NOL for the entire fiscal year. As a result, no income tax provision was recorded for federal income tax purposes.

Net Loss

Net loss decreased $0.8 million, or 9%, in the first nine months of fiscal 2011 to $8.1 million, primarily attributable to a higher gross profit ($0.5 million).

Liquidity and Capital Resources

At December 31, 2010, our principal source of liquidity was working capital of approximately $1.9 million, including $1.2 million in cash and cash equivalents. Our cash and cash equivalents decreased $1.3 million during the first nine months of fiscal 2011 as compared to a decrease of $1.6 million in the first nine months of fiscal 2010. The decrease was primarily attributable to advances received from two customers during the first nine months of fiscal 2011 ($3.9 million).

In the first nine months of fiscal 2011, we used $4.1 million of net cash in our operating activities compared to $6.7 million in the first nine months of fiscal 2010. The lower cash used in operations was primarily attributable to the receipt of a proceeds from customers for advances during the first nine months of fiscal 2011 ($3.9 million), partially offset by the building of inventories in anticipation of future shipments under such customer agreements ($2.4 million).

In the first nine months of fiscal 2011, we provided $0.1 million of net cash in our investing activities compared to $5.1 million in the first nine months of fiscal 2010. The decrease was primarily attributable to reduced proceeds yielded from sales and maturities of our short-term investments ($7.7 million), partially offset by reduced purchases of short-term investments ($2.4 million).

In the first nine months of fiscal 2011, we provided $2.7 million of net cash from our financing activities compared to $12 thousand in the first nine months of fiscal 2010. The increase was primarily attributable to the proceeds from Advances on the Loan during the first nine months of fiscal 2011 ($2.5 million).

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2011 and 2012. We have funded the losses principally with cash flow from operations, advances under the Loan with our Chairman, Lewis C. Pell, proceeds from public and private equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We have also received an aggregate of $3.9 million of deposits from two customers (the “Prepayments”) in September 2010 to support anticipated orders, which are expected to ship by June 30, 2011 (the end of the first quarter of our fiscal year 2012). We believe that our cash, including the Prepayments, and the $10.5 million in proceeds we received from the private placement in January 2011 will be sufficient to fund our working capital, capital expenditures, and future operating losses until March 31, 2012. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all, or that we will be able to reduce our expenses.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon the foregoing, our Interim CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INORMATION
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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal years 2011 and 2012, because of spending for research and development, increasing our global network of independent sales representatives and distributors, investing in a direct sales force for the North American market, general business operations, and capital expenditures. As of December 31, 2010, we had cash and cash equivalents totaling approximately $1.2 million. We expect that our current balance of cash (including the remaining balance of the Prepayments) and the $10.5 million in proceeds we received from the private placement transaction we entered into in January 2011 will be sufficient to fund our operations until March 31, 2012. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses increase, we will need to either secure additional financing or reduce expenses or a combination thereof, and in such instance, the failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Our risk related to the supply agreement with Stryker

Pursuant to our agreement with Stryker, we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products for a term of three years. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker will initially have the exclusive rights to distribute these products in North and Latin America, South America, China and Japan, and 12 months post-launch, throughout the rest of the world. There can be no assurance that Stryker will purchase any products from us or will succeed in marketing and selling these products. If they do not purchase such products or are unsuccessful in marketing or selling these products, will not be able to distribute those products to others and could generate little or no revenue from the Stryker agreement. Stryker also agreed to prepay $5 million in anticipation of ordering scopes and EndoSheath products from us, of which $2.5 million was prepaid as of December 31, 2010 and $2.5 million is due on or before March 31, 2011. There is no required minimum purchase amount which Stryker is required to buy from us. Although we expect that they will order sufficient quantities of products to fully utilize these prepayments, if they do not do so by the end of the term, we would be required to return any unused amount which they prepaid to us. This would include amounts that we used to purchase parts and components, of which we will not receive compensation or reimbursement.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our liquidity, ability to fund working capital and our financial condition. There can be no assurance that we will have available funds to do so.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The private placement of 7 million shares of our common stock for aggregate proceeds of $10.5 million has been disclosed on Form 8-K filed on January 19, 2011.

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  (Removed and Reserved)

Item 5.  Other Information

N/A

Item 6.  Exhibits

Exhibits	Description
3.1	Certificate of Amendment to the Certificate of Incorporation dated December 15, 2010 (incorporated by reference to the Form 8-K of the Company filed on December 15, 2010).
10.1	Form of Common Stock Purchase Agreement dated January 18, 2011 (incorporated by reference to the Form 8-K of the Company filed on January 19, 2011).
31.1	Certifications of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: February 9, 2011	By:	/s/ Warren Bielke
Warren Bielke Interim Chief Executive Officer (Duly Authorized Officer)

Date: February 9, 2011	By:	/s/ Katherine L. Wolf
Katherine L. Wolf Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)