Form 10-K
period 2011-03-31
VISION SCIENCES INC /DE/
filed 2011-06-02
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ was $24,281,263. The registrant has no non-voting common stock.

Number of shares outstanding of the registrant’s common stock as of June 2, 2011 was 44,066,069.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than July 29, 2011 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our ability to sell products to Stryker in at least the amounts necessary to retain the prepayments received from Stryker; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our dependence on certain distributors and customers; our ability to effect expected sales to Stryker; competition; technological difficulties; general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Item 1.  Business

Corporate Background and History

Vision-Sciences, Inc. and its subsidiaries (the “Company,” which may be referred to as our, us, or we) designs, develops, manufactures, and markets products for endoscopy - the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States (“U.S.”) and independent distributors for the rest of the world. Our largest geographic markets are the U.S. and Europe.

We were incorporated in Delaware, and are the successor to operations originally begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®.  Not all products referenced in this report are approved or cleared for sale, distribution, or use.

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

We augmented our long-standing lines of high quality fiber-based flexible endoscopes with our CCD (charge-coupled device) video-based flexible endoscope systems, which we launched during fiscal 2009 (fiscal year ended March 31, 2009) and fiscal 2010 (fiscal year ended March 31, 2010). In the fourth quarter of fiscal 2010, we began to significantly increase our sales and marketing efforts to support our videoscope product lines and continued these efforts during fiscal 2011 in order to drive our top-line sales. We continue to improve and refine the manufacturing of our videoscope line of products. Our flexible endoscopes are unlike conventional endoscopes, and when utilized with our EndoSheath technology, offer a multitude of benefits and advantages to the healthcare practitioner and patient.

EndoSheath endoscopy, the differentiating term we give to procedures performed with our unique technology, consists of our designed and manufactured reusable flexible endoscope combined with a single-use, sterile protective EndoSheath disposable, which is placed over the insertion tube, or patient contact area,  of the endoscope, providing patients with a sterile endoscope for each procedure. Our “always sterile” EndoSheath technology reduces the risks of cross contamination associated with the reuse of conventional endoscopes, which are difficult and time consuming to clean, disinfect and sterilize.  The use of our EndoSheath technology allows healthcare providers to avoid the elaborate high level disinfection and sterilization routines required by the FDA for conventional endoscopes. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of office-based endoscopy.  The FDA has reinforced that all flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings.

By increasing our sales and marketing efforts in our medical segment, we are continuing to transform ourselves from a research and development-focused Company to a sales and marketing-driven Company, with the primary goal of increasing our top line revenue and margins. We are placing significant efforts into branding and messaging opportunities, clinical support research and building our direct sales force, distributor sales networks and supply agreements within our medical segment areas to ensure that we more effectively communicate the value of our products to our customers.

We target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and, since March 2007, had sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic would no longer serve as the distributor for our ENT endoscopes effective April 1, 2010. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. We manufacture our TNE (trans-nasal esophagoscopy) endoscopes and also market and sell them to ENT physicians. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians. Pursuant to our agreement dated as of September 22, 2010, with the Endoscopy Division of Stryker Corporation (“Stryker”), we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products (the “Stryker Agreement”) (See Exclusive Urology Supply Agreement with Stryker in Medical Segment: Business Development section below for additional information). Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice, in addition to bariatric surgeons. We manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.
Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, casting parts and ground turbines, among other items. Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. In fiscal 2010, Machida introduced a portable video processor for use with the line of video borescopes. For more information on Machida’s products, please refer to its website at www.machidascope.com.

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

We have adopted a written Code of Ethics and Business Conduct Policy that applies to all our employees. The Code of Ethics and Business Conduct Policy is posted on our website under the Corporate Governance section in the Investors caption. We intend to disclose any amendments to, or waivers from, the Code of Ethics and Business Conduct Policy on our website. In addition, our Company’s audit committee charter and governance and nominating committee charter are also posted on our website. A copy of any of these documents is available, free of charge, upon written request sent to Vision-Sciences, Inc. 40 Ramland Road South, Orangeburg, New York 10962, Attention: Corporate Governance.

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

Urology Endoscopes.   These endoscopes, generally referred to as cystoscopes, allow for detailed viewing and access to the lower urinary tract, including the urethra and the bladder. Flexible cystoscopes are commonly used to diagnose and treat bladder cancer, urinary tract infections, incontinence, obstruction of the bladder, prostate cancer symptoms, urinary stones, and to install and remove stents as part of surgical procedures. Based on industry sources, we estimate that over one million flexible cystoscopies are performed annually in the U.S., typically by urologists in an outpatient setting within hospitals, clinics, and physicians’ offices.

GI Endoscopes.   The three primary endoscopes of this specialty are generally broken out into two areas, upper and lower GI tracts and are commonly referred to as gastroscopes (upper), and colonoscopes and sigmoidoscopes (lower). Our product offering currently addresses the upper GI area. Gastroscopy (esophagogastro-duodenoscopy or EGD) is performed for diagnosing and treating ulcers, intestinal bleeding, esophagitis, gastritis, polyps, cancers, lesions, gastroesophageal reflux disease (“GERD”), and GI bleeding. Based on the 2006 Frost & Sullivan report U.S. Endoscope Market it is estimated that over three million gastroscopic procedures are performed in the U.S. annually. These procedures are generally performed in an outpatient setting by GI physicians and nurse practitioners in hospitals, clinics, and physicians’ offices.

An emerging procedure referred to as trans-nasal esophagoscopy, or TNE, offers a new methodology for improving the surveillance, diagnostics, and treatment of esophageal disorders. Allowing practitioners to pass a small diameter endoscope through the nose eliminates the need for upper GI patient sedation, permitting immediate visual diagnostics of the esophagus. This procedure provides physicians the opportunity to diagnose the extent of GERD, reflux, esophageal cancer, and other disorders during an initial consultation, rather than scheduling patients for a future visual exam that requires sedation. Based on industry sources, we believe that over 50 million people in the U.S. suffer from GERD, reflux or other heartburn-related issues.  We believe the TNE procedure may provide the opportunity for far greater early detection and treatment of deadly disorders. TNE, with its procedural simplicity, may also present physicians a better tool for monitoring patient pathology progress, such as continued review of Barrett’s esophagus (a condition in which the tissue lining the esophagus is replaced by tissue that is similar to the lining of the intestine, referred to as intestinal metaplasia).

The TNE endoscope is also beginning to be used by bariatric surgeons to visually examine their patients, both pre- and post-operatively, such as for gastric bypasses and gastric sleeve procedures.  The TNE procedure allows bariatric surgeons to inspect their patients’ anatomy without having to sedate the patient for an EGD procedure.

Bronchoscopes.   Pulmonology endoscopes, generally referred to as bronchoscopes, allow for detailed viewing of the lungs.  Flexible bronchoscopes are commonly used to diagnose and treat upper airway diseases such as lung cancer, emphysema and a variety of airway disorders.  Based on industry sources, we estimate that approximately one million bronchoscopies are performed annually in the U.S., typically by pulmonologists, oncologists, thoracic surgeons and other airway management-related physicians.

Problems with Conventional Flexible Endoscopes

While endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes (those endoscopes without sterile, disposable EndoSheath technology) may present a number of health risks and problems to both patients and medical personnel. Flexible endoscopes are intended for repeated use in hundreds to thousands of procedures, and depending on the area of use, come in contact with the patient’s blood, tissue, mucus, saliva, urine or stool. Conventional flexible endoscopes without EndoSheath technology must be meticulously and manually cleaned and disinfected after each procedure. It is also difficult to sterilize conventional flexible endoscopes as the sterilization process degrades the plastic components of the flexible endoscopes.   The design of flexible endoscopes, especially those with one or more working channels which run the length of the endoscope, makes it difficult to attain high-level disinfection after cleaning. The stringent requirements of cleaning and disinfecting endoscopes (a routine known as reprocessing) and the limitation of conventional endoscope design presents five basic challenges:

●	Patients, and to a lesser degree the physicians and clinical and cleaning staff, may be exposed to the risk of cross infection from contaminated endoscopes;
●	Reprocessing of conventional endoscopes is relatively expensive, time-consuming and arduous;
●
Time needed to reprocess a conventional endoscope after each use results in a long period of “down time” relative to the actual procedure time. This requires users to buy and maintain multiple endoscopes to compensate for the inefficient equipment downtime;

●	Repeated reprocessing of conventional endoscopes subjects the equipment to wear and tear, reducing its useful life and the quality of endoscope function; and,
●	Nurses or other medical personnel who clean conventional endoscopes face health risks from exposure to toxic disinfecting agents during reprocessing.

Increased Focus on Issues with Conventional Flexible Endoscopy

During calendar 2009, a number of papers were published and events occurred which highlight the government’s and healthcare community’s focus on issues with conventional flexible endoscopy:

●
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

●
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

●
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

Less Maintenance Costs.   Because an EndoSheath endoscope does not undergo the rigorous, caustic reprocessing routine that a conventional flexible endoscope must receive, EndoSheath endoscopes require fewer repairs, and the endoscope can have a longer lifetime of use. Additionally, many scope repairs occur due to damage to the working channel.  Since our endoscopes’ working channels are in the disposable sheath, to repair our working channel is simply a matter of replacing the damaged sheath with a new sheath.

Increased Patient Throughput.   As flexible endoscopy becomes more prevalent, the need for more procedures in a given day has become paramount. EndoSheath endoscopy allows a physician the opportunity, with a single endoscope, to perform upwards of 25 procedures in an eight hour day, allowing for higher patient throughput and increased physician and facility revenue and profitability. We believe that the ability to have a flexible endoscope that is “always ready” provides a unique opportunity to any healthcare facility setting that may see additional patients sent to their practice throughout the day.

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

Our Value Proposition and Strategy

We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability. Our EndoSheath technology allows our customers to buy fewer endoscopes to service their patients and enables them to schedule more patient appointments in a single day. Our single-use EndoSheath technology provides a sterile barrier between patients and our reusable endoscopes, eliminating the need for time-consuming reprocessing routines necessary with conventional endoscopes. Our endoscopes are therefore typically ready for the next procedure in ten minutes, unlike conventional endoscopes which may take from 45 minutes to a day or more to reprocess. We believe our EndoSheath technology is the solution to the challenges and problems with conventional flexible endoscopes.  By offering a technology that provides simpler and quicker endoscope reprocessing and sterility derived from use of a single-use disposable sheath, we have removed the limitations of conventional flexible endoscopy.

Our current strategic focus is to continue to transform ourselves from a research and development-focused company to a sales and marketing-driven Company, with the primary goal of increasing top-line revenue and margins.  We are doing this by:

●	Growing our direct sales force in the U.S. and enhancing our international distribution network;
●	Expanding our supply agreements;
●	Expanding our downstream marketing efforts to end customers, including expanding our communications, advertising and branding;
●	Increasing our clinical study activity in order to have peer-reviewed papers published which outline the benefits of our products;
●	Targeting teaching hospitals and academic institutions as potential customers and reference and training centers;
●	Leveraging our existing technology platform to explore new potential products and procedures in markets where we currently sell; and
●	Exploring potential distribution arrangements with strategic partners.

Medical Segment: Products

Endoscopy Platforms

We have developed two visualization platforms for flexible endoscopy:  fiber optic and video. Since our inception, our product line was based on fiber optic technology. In the past several years, we invested heavily in research and development (R&D), and developed and launched two new lines of endoscopes, our 5000 Series videoscopes and our 4000 Series fiberscopes. Our lightweight, advanced, digital video-based endoscopes facilitate diagnostic and therapeutic procedures.  Our videoscopes contain the world’s smallest diameter insertion tube, with a high resolution, tiny CCD camera at the tip of the scope, offering a sharp, vibrant, full screen image. The 5000 Series video endoscopes also feature pioneering functional aspects, including the elimination of an external light source, the inclusion of an integrated light emitting diode (LED), industry leading small diameter sizes and robust durability.

Our 4000 Series fiberscopes contain state-of-the-art fiber optic imaging systems with high quality functional aspects, such as small diameter insertion tubes and portability options, through the use of a battery-powered light source.

EndoSheath Technology

We have developed EndoSheath technology for our proprietary endoscopes. EndoSheath technology is made with materials using our own proprietary process that makes the sheath lubricious (smooth), allowing the healthcare practitioner to easily slide and place the sheath onto the insertion tube of an endoscope. In addition, our EndoSheath technology has an optically clear window that fits securely over the endoscope tip, providing a clear image. Once installed, the disposable sheath offers a complete barrier between the endoscope and the patient. After the procedure is completed, the sheath easily slides off and is removed from the endoscope and discarded.

Our EndoSheath technology offers various size working channels, unlike conventional flexible endoscopes, which have the working channel inside the scope (or insertion tube) itself, allowing our users to customize the scope to the procedure (i.e. diagnostic cystoscopy, which requires a small working channel, or therapeutic cystoscopy, which requires a larger working channel). This enables us to provide procedure-specific EndoSheath technology without requiring physicians to purchase new endoscopes.

During fiscal 2008 we successfully completed viral microorganism barrier testing per FDA guidance for the video-based EndoSheath technology, demonstrating that the sheath barrier is effective for microorganisms as small as 27 nanometers- the FDA’s benchmark.  This testing is similar to previous testing we successfully performed for our fiber-based sheaths.

ENT (Ear, Nose, and Throat)

ENT Endoscope Technology

Our flexible laryngoscopes, which we refer to as ENT scopes, and our flexible esophagoscopes, which we refer to as TNE, or trans-nasal esophagoscopy scopes, are inserted in the nose down to the throat, providing precise, vivid images of the internal structures of the nasal cavity, vocal folds, larynx and other areas of the throat. Our TNE system allows for excellent visualization further down the esophagus and all the way down to the stomach, and as a result, we generally group our TNE scopes within our GI platform. In fiscal 2008, we received clearance from the FDA to market our line of advanced digital, video-based flexible endoscopes, which come with an integrated built-in LED light source, eliminating the need for a separate camera head, light cable and optical coupler. We launched the ENT-5000 and TNE-5000 in fiscal 2009. We began to significantly increase our sales and marketing efforts to support these video-based flexible endoscopes in the fourth quarter of fiscal 2010 and continued to do so during fiscal 2011. Additionally, we continue to improve and refine the manufacturing of both the ENT-5000 and TNE-5000.

During March and April 2009, we received clearance from the FDA, and the Canadian and European regulatory agencies to market our line of ENT-4000 fiberscopes. In fiscal 2010 we began manufacturing this ENT-4000 line of products, which includes fiberscopes that replaced the ENT-2000, a standard scope for office and hospital based laryngeny care, and the ENT-3000, a portable laryngoscope utilizing a battery-powered LED light source. The ENT-1000, a small diameter fiber laryngoscope primarily used for small cavity and pediatric procedures, was replaced by our next generation small diameter ENT fiberscope, the ENT-4500, during fiscal 2011.

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

ENT EndoSheath Technology

In the past we developed a family of EndoSheath products for use with our own ENT endoscopes and with other manufacturers’ ENT endoscopes.  Medtronic purchased our ENT EndoSheath technology business from us in March 2007 and, as a result of that purchase, Medtronic has an exclusive, royalty-free worldwide license for our ENT EndoSheath technology for use within the ENT field. As of November 2007, we formally discontinued the manufacture of the ENT EndoSheath disposable product line, as the production lines for these products were transferred to Medtronic. During fiscal 2010, we continued on a limited basis to supply various EndoSheath technology products to Medtronic, as we finalized transfer of newly developed EndoSheath technology to them.

Urology

Urology Endoscope Technology

We have developed unique products for urology with our video and fiber cystoscopes, both utilizing our EndoSheath technology. We differentiate our cystoscopy system in a clinical setting by referring to the procedures using our system as EndoSheath cystoscopy.

Our cystoscopes consist of two components - a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile EndoSheath disposable. The sheath slides easily onto the insertion tube of the cystoscope; it includes a covering for the insertion tube and a working channel, which may be used for irrigation, suction and therapeutic tool delivery. The sheath is the only component that comes into contact with the patient, and is discarded after each procedure.

In fiscal 2008 we received 510(k) clearance from the FDA to market our advanced digital, video-based flexible cystoscope, the CST-5000 that incorporates our EndoSheath technology.  We launched the CST-5000 in fiscal 2009. We began to significantly increase our sales and marketing efforts to support the CST-5000 in the fourth quarter of fiscal 2010 and continued to do so during fiscal 2011. Additionally, we continue to improve and refine the manufacturing of the CST-5000.

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

Urology EndoSheath Technology

Currently, we market two sheath models for each of our fiber and video cystoscopes: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides urologists with two choices: a diagnostic sheath with a smaller sheath diameter (due to a smaller working channel) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional cystoscopes.

Gastroenterology (“GI”) and Primary Care

GI Endoscope Technology

We believe that trans-nasal esophagoscopy, or TNE, offers gastroenterologists, primary care physicians, bariatric surgeons and other physicians a practical methodology for diagnosing and treating patients with esophageal pathology, especially patients with manifestations of GERD and other disorders, in addition to obesity treatment. Our methodology uses a trans-nasal approach with a small diameter endoscope, without the need for sedation, rather than the typical larger gastroscope which requires a trans-oral approach known as an EGD procedure, where the patient must be sedated.

In fiscal 2008, we received 510(k) clearance from the FDA to market our advanced digital, video-based flexible esophagoscope, or TNE scope, which incorporates our EndoSheath technology. We launched the TNE-5000 in fiscal 2009. We began to significantly increase our sales and marketing efforts to support the TNE-5000 in the fourth quarter of fiscal 2010 and continued to do so during fiscal 2011. Additionally, we continue to improve and refine the manufacturing of the TNE-5000. The TNE-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor. This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor, and the need for the physician to perform the entire procedure looking through an eyepiece, a practice no longer acceptable  in gastroenterology.

GI EndoSheath Technology

Currently, we market two sheath models for the video TNE: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides gastroenterologists, primary care physicians and others with two choices: a diagnostic sheath with a smaller sheath diameter (due to a smaller working channel) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional endoscopes.

Pulmonology

Pulmonology Endoscope Technology

We have developed products for pulmonology and airway management using our fiber and video bronchoscopes. Our 5000 Series video bronchoscope was launched in fiscal 2010. We began to significantly increase our sales and marketing efforts to support the BRS-5000 in the fourth quarter of fiscal 2010 and continued to do so during fiscal 2011. Additionally, we continue to improve and refine the manufacturing of the BRS-5000. The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor.  This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor. We launched our 4000 Series fiber bronchoscope in fiscal 2011. Our bronchoscopes utilize our EndoSheath technology and are inserted down the mouth and into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures.

Pulmonology EndoSheath Technology

We have introduced three EndoSheath models for video and fiber bronchoscopy, one with a 1.5mm channel, one with a 2.1mm channel and one with no working channel. During fiscal 2011 we also introduced an EndoSheath disposable with a 2.8mm channel internationally and we plan on introducing an EndoSheath disposable in the U.S. with a 2.8mm channel during fiscal 2012.  The multiple sizes are necessary due to various procedures which are performed by pulmonologists and airway management physicians. Depending on the type of procedure in the airways, a pulmonologist or airway management physician may use a very small diameter EndoSheath disposable, with or without a working channel, or a larger diameter EndoSheath disposable with a working channel.

Medical Segment: Sales & Marketing

The end users of our endoscopy systems, our EndoSheath technology and related products primarily consist of ENT doctors, urologists, gastroenterologists, primary care physicians, bariatric surgeons, pulmonologists and other airway management doctors in hospitals, medical clinics and physicians’ private offices. Our medical devices may also be used by other physicians performing the procedures in alternate settings.

As part of our sale of the ENT EndoSheath disposable business line to Medtronic in March 2007, Medtronic distributed, marketed and sold our ENT endoscope line to the ENT market worldwide on a co-branded basis, through Medtronic ENT’s global sales force, and in fiscal 2010, Medtronic was our largest customer, with 51% of our medical segment sales. On February 11, 2010, we announced that Medtronic would no longer serve as the distributor for our ENT endoscopes effective April 1, 2010. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally.

We market and distribute our ENT, urology, TNE and bronchoscopy products worldwide through our direct sales force and a network of distributor organizations. In the U.S., our direct sales force is managed by us. Internationally, we utilize regional or national distributors who market and distribute our products to their local areas. In Europe, our distributors are managed directly from Belgium. With respect to our urology products, we are the exclusive supplier to Stryker.

We periodically evaluate the effectiveness of all our sales channels, and may change them if we believe a different method will increase our revenues.

International Sales and Sales to Major Customers

In the medical segment, sales to customers outside of the U.S. were approximately $3.1 million and $2.3 million for fiscal years 2011 and 2010, respectively. Although our ENT endoscope products are distributed internationally, until April 1, 2010 we had shipped all our ENT products directly to Medtronic in the U.S., and therefore all ENT-related sales were reflected as domestic sales. Our other non-ENT products were sold internationally through our independent distributors in fiscal years 2011 and 2010.

In fiscal 2011, net sales to Medtronic were $0.3 million, representing 3% of our net sales, or 4% of our medical segment net sales. Fiscal 2010 net sales to Medtronic were $4.1 million, representing 38% of our net sales, or 51% of our medical segment net sales.

Backlog

At March 31, 2011, our medical segment had an order backlog of approximately $3.0 million compared to a backlog of approximately $0.4 million at March 31, 2010. The increase in order backlog was primarily attributable to standing sales orders for Stryker.

Medical Segment: Research & Development (“R&D”)

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. In the past, we have devoted significant resources to research and development.

New Product Development and Release

We continue to enhance our current family of videoscopes and improve and refine their manufacturing. With respect to our fiberscope line of products, during fiscal 2011, we launched our 4000 Series bronchoscope which is inserted down the mouth or nose into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. Additionally, during fiscal 2011, we launched our 2.8mm channel EndoSheath disposable for bronchoscopy to international pulmonology markets and we expect to launch this same product in the U.S, in fiscal 2012.

During fiscal 2010, we continued to develop, design, and enhance our family of videoscopes, with a miniature CCD-based digital camera mounted on the far end, or distal tip, of the insertion tube. This videoscope line includes the ENT-5000 videoscope, the TNE-5000 videoscopes, the urology CST-5000 video cystoscope, and our pulmonology BRS-5000 bronchoscope. During fiscal 2010, we launched our next generation, improved family of fiberscopes, the 4000 Series.

During fiscal 2010 with respect to EndoSheath technology, we introduced three EndoSheath models for video and fiber bronchoscopy, one with a 1.5mm channel, one with a 2.1mm channel and one with no working channel. During fiscal 2011 we also introduced an EndoSheath disposable with a  2.8mm channel internationally and we plan on introducing an EndoSheath disposable in the U.S. with a 2.8mm channel during fiscal 2012.

We believe our endoscopes are the only ones which do not contain difficult-to-clean operating channels associated with scopes from other manufacturers. Instead, our scopes are used in combination with our EndoSheath disposables, which cover the entire scope and prevent any contact between the patient and the scope’s insertion tube.

We are working on a CCD-based flexible ureteroscope, an endoscope for visually examining and passing instruments into the interior of the urethra (the tube that carries urine from the bladder to outside of the body). This revolutionary 7000 Series ureteroscope, which we plan to launch in fiscal 2012, will be the smallest video ureteroscope released. We also have been working on a 7000 Series spinoscope to supply SpineView, Inc. (“SpineView”) which will provide direct visualization to surgeons during minimally invasive spine procedures.  In addition, during fiscal 2012, we plan to release our second generation 5000 Series video processor and our new generation 7000 Series video processor.  Both of these will augment our 5000 Series processor product line. These next generation processors will contain more features, while retaining the same compact size of our current models. Finally, we are also examining market and product potential for a trans-nasal gastroscope (TEGD scope).

Medical Segment: Competition

We believe that the primary competitive benefits in the medical market for our flexible endoscopes and EndoSheath technology are safety and effectiveness, the optical quality of our product offering, product reliability, price, physician familiarity with the manufacturer and its products, ease of use and third-party reimbursement policies.

Our ability to compete is directly affected by several factors, such as our sales and marketing capabilities, our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology which our products are based upon, our manufacturing skills and our ability to attract and retain skilled employees.

Our current and future product lines face global competition, primarily from companies such as Olympus, Pentax, and Karl Storz. Some of our competitors and some potential competitors may have greater financial resources, sales and marketing personnel and capabilities, research and development, and manufacturing personnel and capabilities than we do. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the disinfection process, or significantly improve the current methods of disinfecting flexible endoscopes, may result in competition for our products.

We believe our proprietary EndoSheath technology platform currently allows us a significant differentiating factor from our competition. Currently, all our competitors are selling endoscopes that require elaborate and time-consuming disinfection procedures.

Medical Segment: Manufacturing

Disposables (EndoSheath Technology)

We currently produce the EndoSheath line of disposable sheaths at our Natick, Massachusetts (“Natick”) facility using raw materials, molded parts and components purchased from independent vendors, some of which are manufactured to our specifications. We also design and build our own production machines and tools. Our EndoSheath technology line includes products for all markets we currently serve, except for EndoSheath products for the ENT market, which Medtronic purchased from us in March 2007. In fiscal 2010, we continued on a limited basis to supply various EndoSheath technology products for Medtronic as we finalized transfer of newly developed ENT EndoSheath technology to them.

Most components we purchase are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements. We purchase our required components and supplies on a purchase order basis. We contract with third parties for the sterilization of all of our EndoSheath disposables.

Fiberscopes, Videoscopes, and Peripherals

We assemble our flexible endoscopes for the medical and industrial segments at our Orangeburg, New York (“Orangeburg”) facility, using purchased components and subassemblies, as well as certain proprietary components produced by us or via sub-contractors. Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long term agreements with our vendors or suppliers, and we purchase our required components and supplies on a purchase order basis. For certain critical components we have long-term supply arrangements, such as with Applitec LTD, which is based in Israel.

Medical Segment: Healthcare Reimbursement

Hospitals, medical clinics and physicians’ offices that purchase medical devices such as our EndoSheath technology and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon factors such as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge and experience of third-party reimbursement practices, and advice from consultants in this area, that third-party reimbursement is available for most procedures that utilize our products. However, not all third-party payors will reimburse health-care providers separately for the cost of our EndoSheath disposables.

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

CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center (“ASC”) and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility RVUs to accommodate the overhead costs. If the physician performs the service in a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. As it relates to our procedures, the calendar 2011 physician fee schedule did not change significantly from calendar 2010. There was little change in hospital outpatient payments under Medicare, as well. Based upon a review of calendar year 2011, fee schedules for the hospital outpatient and physician payment for procedures that utilize our TNE EndoSheath endoscopy systems, physicians will receive between approximately 100% and 140% more by performing procedures in their offices than if they performed those procedures in hospitals, as a result of the increased office expense for the purchase of the device. For a diagnostic cystoscopy, physicians will receive approximately 55% more by doing the procedure in their offices, than if they performed that procedure in the hospital, again because the increase in fee accommodates the cost of the device purchased by the physician practice.

We believe that the number of procedures performed in non-facility settings will increase, primarily as a result of the increased differential in payments that physicians will receive for performing these procedures outside of hospital, or ASC. However, as these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess endoscopes. We believe our EndoSheath technology will provide an economically beneficial alternative to the use of endoscopes without EndoSheath technology based upon the provider not having to purchase multiple conventional endoscopes, expensive disinfecting equipment and supplies, as well as not having to spend valuable time cleaning endoscopes. We also believe that with approximately 80 million people in the U.S. over the age of 50, the number of endoscopic procedures that physicians will perform will increase. We believe our EndoSheath technology, combined with the resource-based system for setting values for physician services, represents a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices, however, we  currently do not receive separate reimbursement for our EndoSheath disposable.

Medical Segment: Quality and Regulatory

FDA Clearance

The medical products that we currently market and which we are developing are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the “FDC Act”) and require regulatory clearance prior to commercialization in the U.S. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the U.S. Various states and other countries in which our products may be sold in the future may impose additional regulatory requirements.

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

Flexible endoscopes and accessory products have been classified by the FDA as Class II devices and EndoSheath technology products have been classified by the FDA as class I sterile devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance with the exception of the bronchoscope 2.8mm EndoSheath disposable, which is currently under review by the FDA. During calendar 2009, we received clearance from the FDA, and the Canadian and European regulatory agencies to market our newly developed lines of ENT-4000, CST-4000 and BRS-4000 fiberscopes. We expect that we may be required to obtain 510(k) Pre-market Notifications for each additional EndoSheath endoscopy system that we develop in the future as well as the new 7000 Series videoscope systems that are currently in development, including our ureteroscope and spinoscope systems

Foreign government regulations vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

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

Quality Standards

In April 2007, our Orangeburg facility underwent an expansion audit which was successfully completed and we were awarded International Organization for Standardization (ISO) 13485: 2003 certification for this location. This certification allowed us to start shipping scopes from our Orangeburg facility, in addition to shipments from our Natick facility. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA’s QSR, which regulate their design, manufacturing, testing, quality control, and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations.

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

The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements is monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485, CMDR and MDD status.  We routinely update our systems to comply with changes to applicable regulations such as the recent changes to the MDD, as amended by 2007/47/EC.  In February 2011, the Orangeburg facility underwent a successful routine FDA audit with only minor observations.

Medical Segment: Business Development

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker initially has the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world. Stryker launched our products during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

Subject to the terms of the Stryker Agreement, Stryker agreed to pay us a prepayment of $5 million, of which we received $2.5 million at signing in September 2010 and the balance in March 2011. We apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prepayment by Stryker and recognize the associated revenue in accordance with our revenue recognition policy until the balance is exhausted. Stryker will thereafter continue to pay us for products supplied. There is no minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that Stryker will purchase an amount of products in order for us to retain all or any portion of the prepayment or that we will not be required to refund all or a portion of the prepayments to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView spinoscope systems. The prepayment was recorded as an advance from customer in our consolidated balance sheet. We will continue to apply the amounts due from SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter continue to pay us for products supplied. We began selling our spinoscope and digital processing unit, a component of our videoscope product line, to SpineView in fiscal 2011.

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

Industrial Segment: Products

Machida’s borescopes are constructed in a variety of body types, including portable models, each specifically designed to cover a multitude of needs and applications:

●	Modular (MBS)—for borescopes 0.6mm to 2mm in diameter. This is Machida’s smallest body type.
●	Slim Lever—these borescopes are from 2mm to 6mm in diameter; it provides angulations in two directions. Machida’s most widely used body type includes high quality optics and illumination.
●
Knob—used primarily with 8mm and 11mm insertion tubes, this four-way, ambulating scope is particularly suited for longer (up to 20 feet) borescopes. It comes in different configurations, including direct view with different types of covers, side views, with a working channel and with a permanent side-view option.

●
Battery Operated Portable Flexible Borescope—a small battery handle attaches to the scope and makes this borescope ideal for field inspections. The borescope kit includes the scope, light guide and sleeve, a light source, battery and handle and a carrying case.

●
Industrial Videoscope – during fiscal 2009, Machida launched a 3mm video borescope product line, the smallest diameter videoscope offered in the industrial market.  The video borescope uses a CCD-based video system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional processor.

●
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

International Sales and Sales to Major Customers

In the industrial segment, sales to customers outside of the U.S. were approximately $0.5 million and $0.7 million for fiscal years 2011 and 2010, respectively.

In fiscal 2011, net sales to Pratt & Whitney, a division of United Technology Corporation, were $0.3 million, representing 3% of our net sales, or 12% of our industrial segment net sales. Fiscal 2010 net sales to Pratt & Whitney were $0.2 million, representing 2% of our net sales, or 7% of our industrial segment net sales.

Backlog

At March 31, 2011 and 2010, our industrial segment had an order backlog of approximately $0.3 million and $0.2 million, respectively,

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

Industrial Segment: Research & Development

In fiscal 2010, Machida introduced a portable video processor for use with the line of video borescopes and continued to improve and refine the processor during fiscal 2011.

Industrial Segment: Competition

In our industrial markets, we believe that our over 35 year history of product effectiveness, ease of use, product reliability and competitive pricing are the principal competitive factors to our success. Among our competitors are Olympus, GE Inspection Technologies, and Karl Storz Industrial.

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

Product Liability Insurance

The nature of our products exposes us to significant product liability risks. We believe that our level of coverage is appropriate, given our business, products, past sales levels and our anticipated sales levels for fiscal 2012. We evaluate the adequacy of our coverage periodically to determine if adjustments should be made.

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

Our R&D expenses in fiscal years 2011 and 2010 were approximately $3.5 million and $3.3 million, respectively, representing 32% and 30% of net sales, respectively.

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

Patents

We hold 21 U.S. patents, and we have 12 U.S. patent applications pending. In addition, we have 13 foreign patents issued and have nine foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related. The issued patents will expire on various dates in the years 2011 through 2023. We also hold worldwide, perpetual and exclusive rights to two U.S. patents which are royalty-free for ENT endoscopy applications.

Trademark Property

Vision-Sciences, Inc. owns the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®.

Employees

As of March 31, 2011, we had 112 full time employees. None of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal 2012, because of spending for sales and marketing, including continued investment in our direct sales force for the U.S. market, increasing our global network of distributors, and increased spending on marketing, general business operations and capital expenditures. As of March 31, 2011, we had cash and cash equivalents totaling $9.2 million. We expect that our current balance of cash and cash equivalents will be sufficient to fund our operations until March 31, 2012. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses increase, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.

Our risk related to the supply agreement with Stryker

Pursuant to our agreement with Stryker, we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products for a term of three years. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker will initially have the exclusive rights to distribute these products in North and Latin America, South America, China and Japan, and 12 months post-launch, throughout the rest of the world. There can be no assurance of the quantity of products Stryker will purchase from us or whether Stryker will succeed in marketing and selling these products. If they do not purchase products from us or are unsuccessful in marketing or selling these products, we will not be able to distribute those products to others and could generate little or no revenue from the Stryker agreement. Stryker agreed to pay us a prepayment of $5 million, of which we received $2.5 million at signing in September 2010 and the balance in March 2011. There is no required minimum purchase amount which Stryker is required to buy from us. Although we expect that they will order sufficient quantities of products to fully utilize these prepayments, if they do not do so by the end of the term, we would be required to return any unused amount which they prepaid to us. This would include amounts that we used to purchase parts and components, of which we will not receive compensation or reimbursement.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our liquidity, ability to fund working capital and our financial condition. There can be no assurance that we will have available funds to do so.

Our failure to maintain our relationships with our key distributors on acceptable terms would have a material adverse effect on our results of operations and financial condition

We have no assurance that any distributor will continue to purchase our products at the same levels as in prior years, will purchase our new products or that such relationship will continue on favorable terms, if at all. For sales to the ENT market, until the end of fiscal 2010 we depended on a single worldwide distributor, Medtronic ENT. On February 11, 2010, we announced that Medtronic would no longer serve as the distributor for our ENT endoscopes. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. The loss of Medtronic as our customer and distributor may result in lower ENT endoscope sales and related profits. If we are unable to recoup these sales, it may have an adverse material negative effect on our future operating results. For our industrial segment sales, we rely on a worldwide network of independent distributors. There is no assurance that we will succeed in expanding our distribution network in the short-term.

Failure to obtain sourcing of critical components on acceptable terms will have a material adverse effect on our results of operations and financial conditions

In our medical and industrial segments, certain components for our fiberscopes and videoscopes are generally only available from one source with which we do not have a short- or long-term agreement for purchases. Our inability to provide such parts could have a material and adverse effect on our financial condition and results of operations.

In addition, the success of our videoscopes will depend in part on our ability to manufacture these videoscopes in sufficient quantities and with sufficient quality to meet customer demand. We do not have fixed long term supply agreements with our suppliers for our videoscopes. The failure or inability of one of these key suppliers to meet our production and quality needs on terms that are acceptable to us, if at all, could have a material adverse effect on the sales of our videoscopes, their acceptance into the marketplace and our long-term prospects.

During fiscal 2012, we plan to release our second generation 5000 Series video processor and a new generation 7000 Series video processor.  Both of these will augment our 5000 Series processor product line. Development and manufacturing of these products is being done in conjunction with subcontractors.  If we cannot complete the development and initiate manufacturing by our subcontractors in a timely manner, this would materially adversely affect the supply of video processors for our existing and planned videoscope products.

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

If we fail to effectively manage our distribution network or our sales force, our business, prospects and brand may be materially and adversely affected

We have a limited ability to manage the activities of our third-party outside distributors who are independent from us. Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

●	sell products that compete with our products in breach of their non-competition agreements with us;
●	fail to adequately promote our products; or
●	fail to provide proper service to our end-users.

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

As a result of the end of our ENT distribution agreement with Medtronic, during fiscal 2010 and 2011, we began and continued to build a direct sales force in the U.S. We sell our ENT products through our direct sales force in the U.S. and through distributors internationally. We have limited experience in managing a direct sales force and we cannot assure you that we will be able to build an effective direct sales force, maintain a smaller effective independent sales force or successfully develop our relationships with third-party, outside distributors. The expansion of our sales force and distribution network is requiring an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment. If we fail to build an effective direct sales force or successfully develop our relationships with distributors, our sales could fail to grow or could even decline and this would have a material adverse impact on our business and financial condition.

Our failure to effectively expand our marketing efforts may materially and adversely affect our business, prospects and brand

During fiscal 2010, we began emphasizing the marketing of our medical products, which we continued to do in fiscal 2011.  Our marketing efforts span four broad medical markets: ENT, urology, GI (TNE) and pulmonology. We have limited experience in downstream marketing to our end users and in managing product launches. We cannot assure you that we will be able to build our brand effectively to our end users in each of the markets that we serve. If we do not succeed, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our marketing efforts will require an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

We expect gross margins to vary over time, and our level of product gross margins may not be sustainable

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

●	introduction of new products, including the introduction of our second generation 5000 Series video processor and our 7000 Series videoscopes and video processors;
●	our ability to reduce supply and production costs;
●	increases in material or labor costs;
●	changes in shipment volume;
●	loss of cost savings due to changes in component pricing, including the affect of foreign exchange rates for components purchased overseas;
●	changes in distribution channels;
●	increased warranty costs; and
●	the uncertainty of the timing and amounts for recognizing our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers.

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

As of March 31, 2011, our warranty reserve was at $0.1 million, reflecting our expected future liability from warranty claims, based on our historical warranty claims.

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

We may not succeed in sustaining a market for our videoscopes

Going forward, the long-term success of our videoscope system depends on several factors, including:

●	our ability to successfully promote product awareness of our videoscopes;
●	our ability to manufacture products in a timely and cost effective fashion on acceptable terms;
●	competitive pricing of our videoscopes and add-on components;
●	our ability to develop new applications to expand our family of videoscopes;
●	hiring an effective direct sales force in the U.S.;
●	selecting and managing effective distributors internationally;
●	Stryker’s ability to sell our videoscopes to its end customers;
●	obtaining additional regulatory approvals or clearances for new components or systems in a timely manner;
●	the relative costs and reimbursement profile, and benefits of procedures using our videoscope system as compared to other procedures; and
●	the financial or other benefits gained by doctors that use our videoscopes with our EndoSheath disposables.

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

The effects of the ongoing global economic slowdown may impact our business, operating results or financial condition

The ongoing global economic slowdown has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways.

For example, current or potential customers may be unable to fund endoscope and EndoSheath disposable purchases, which could cause them to delay, decrease or cancel purchases of our products and services, or to not pay us or to delay paying us for previously purchased products. As a result, we may require more customers to purchase our products and services on a cash basis. In addition, any material adverse condition occurring with a supplier or distributor, including Stryker, would have a material adverse affect on our business.

Our stock price is volatile, and you may not be able to sell your shares for a profit

The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

●	actual or anticipated variations in operating results;
●	conditions or trends in the medical device market;
●	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors;
●	technological innovations, new products or services;
●	addition or departures of key personnel;
●	sales of a large number of shares of our common stock;
●	adverse litigation;
●	unfavorable legislative or regulatory decisions;
●	variations in interest rates;
●	general market conditions;
●	availability of components on acceptable terms;
●	availability of distributor arrangements on favorable terms; and
●	any of the other factors described in “Risk Factors”.

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

Rapid growth and a rapidly changing operating environment may strain our limited resources

Our growth strategy includes our efforts to increase our sales and marketing efforts to build our revenues and brand, develop new products, and increase market penetration of our videoscopes. This growth strategy requires significant capital resources, and we may not generate an adequate return on our investment. Our growth may involve the acquisition of new technologies, businesses, products or services, or the creation of strategic alliances. This could require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. We may also experience difficulties integrating these acquired businesses, products or services into our existing business and operations. The success of our growth strategy also depends in part on our ability to utilize our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success of our growth strategy depends on a number of internal and external factors, such as:

●	the growth of our addressable market for medical devices and supplies;
●	availability of capital;
●	reimbursement by third-party payors to physicians;
●	ability to maintain patents;
●	the effectiveness of our direct sales force in the U.S.;
●	our ability to simultaneously develop and enhance a new line of fiber-based scopes and expand our videoscope family;
●	increase customer awareness and acceptance of our products;
●	continued enhancement of our research and development capabilities;
●	competition from other manufacturers of similar devices; and
●	competition from other companies that offer these products.

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

Reimbursement from third-party healthcare payors is uncertain because of factors beyond our control, and changes in third-party healthcare payors’ policies could adversely affect our sales growth

In the U.S. and other foreign countries, government-funded or private insurance programs, or third-party payors, pay a significant portion of the cost of a patient’s medical expenses. There is no uniform policy of reimbursement among all these payers. We believe that reimbursement is an important factor to the success of our product sales.

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

There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products. In addition, reimbursement standards and rates may change. We believe that the failure of users of our products to obtain adequate reimbursement from third-party payors has had a materially adverse effect on our sales, as we do not receive separate reimbursement for our EndoSheath disposable.

Competition in our industry is intense, and many of our competitors have greater resources than we do

The flexible endoscopes and related products we currently sell and develop face competition primarily from medical products companies such as Olympus, Pentax, and Karl Storz. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for our products.

The principal competitors for our industrial products are Olympus, General Electric-Inspection Technologies, and Karl Storz Industrial. Many of our competitors and potential competitors have far greater financial resources, research and development personnel, and manufacturing and marketing capabilities than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as to acquire new technologies or products that could effectively compete with our product lines. In addition, it is possible that other large healthcare companies may enter the flexible endoscope market in the future.

Our ability to compete effectively depends upon our ability to distinguish our brand and our products from our competitors and their products. Factors affecting our competitive position include:

●	ability to sell products tailored to meet the applications needs of customers and patients;
●	sales, marketing, and distribution capabilities;
●	product performance and design;
●	quality of customer support;
●	product pricing;
●	product safety;
●	success and timing of new product development and introductions; and
●	intellectual property protection.

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

If we do not continue to develop and commercialize new products and identify new markets for our products and technologies we may not remain competitive, and our revenues and operating results could suffer

Our industry is subject to continuous technological development and product innovation. If we do not continue to innovate in developing new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing new and innovative applications of our technology and identifying new markets for and applications of existing products and technology. While we have reduced our research and development expenditures in an effort to focus our resources on selling and marketing our existing lines of products, if we are unable to develop and commercialize new products and identify new markets for our products and technology, our products and technology could become obsolete and our revenues and operating results could be adversely affected.

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

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates

The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance and believe that our level of coverage is adequate, given our business, products, past sales levels, our anticipated sales levels for fiscal 2012 and our claims experience. We evaluate annually the adequacy of the coverage of all our insurance policies and adjust our coverage accordingly. There can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

We sell our products in numerous international markets

Our operating results may suffer if we are unable to manage our international sales and marketing activities effectively. We sell some of our products in foreign countries, and we therefore are subject to risks associated with having international sales, such as:

●	foreign certification and regulatory requirements;
●	maintenance of agreements with competent distributors;
●	import and export controls;
●	currency exchange fluctuation; and
●	political and economic instability.

Sales to customers outside of the U.S. were approximately $3.6 million and $2.9 million for fiscal years 2011 and 2010, respectively, representing 33% and 27% of net sales, respectively.

Our operating results could be negatively impacted by economic, political or other developments in countries in which we do business

Our business requires us to move some goods across international borders. Any events that interfere with, or increase the costs of, the transfer of goods across international borders could have a material adverse effect on our business.

We transport some of our goods across international borders, primarily those of the U.S., Canada, Europe, Japan, and Israel. Since September 11, 2001, there has been more intense scrutiny of goods that are transported across international borders. As a result, we may face delays, and increase in costs due to such delays in delivering goods to our customers. Any events that interfere with, or increase the costs of the transfer of goods across international borders could have a material adverse effect on our business.

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

In addition, because some of the components of our manufacturing and research and development subcontractors are located in Israel, we could experience disruption of our manufacturing, and research and development activities due to terrorist attacks or other hostilities. If our business activities would be disrupted, our revenues would be severely impacted. Our business interruption insurance may not adequately compensate us for losses that may occur, and any losses or damages sustained by us could have a material adverse effect on our business.

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

Our industrial segment’s financial performance is substantially dependent on the conditions of the commercial aviation industry

The results of our industrial segment, which generated approximately 23% of our net sales in fiscal 2011, are influenced by a number of external factors including the economic conditions, and are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature, and airlines’ financial performance can also be influenced by production and utilization of transport equipment.

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

Our officers and directors have the ability to exercise significant control over the Company

Our officers and directors own an aggregate of approximately 38% of the outstanding common stock of the Company. As a result, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

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

We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish. In addition, if our stock does not satisfy the NASDAQ minimum closing bid price requirement of $1 for a period of 30 consecutive business days, subject to any grace or cure period and subject to any additional NASDAQ suspension of this requirement, we may not continue to comply with NASDAQ market listing requirements.  If we no longer qualify, trading of our shares may be limited to OTC Bulletin Board.  This may further limit our trading volume because many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile, and thinly traded.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We occupy approximately 10,000 square feet in our facility in Natick under a lease which expires in December 2012. Our Orangeburg facility occupies approximately 20,500 square feet, and our current lease expires in July 2015.

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

Item 3.  Legal Proceedings

As of March 31, 2011, we had no material legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties are subject.

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Small Cap Market under the symbol “VSCI.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock:

Fiscal Year Ended March 31, 2011	High	Low
1st Quarter	$1.08	$0.87
2nd Quarter	1.77	0.92
3rd Quarter	1.47	1.11
4th Quarter	2.47	1.27

Fiscal Year Ended March 31, 2010	High	Low
1st Quarter	$1.48	$0.92
2nd Quarter	2.17	0.78
3rd Quarter	1.55	1.05
4th Quarter	1.41	0.88

As of June 2, 2011, we had 44,066,069 outstanding shares of common stock held by approximately 176 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Overview of Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2011:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (i)(ii)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (A)) (i)(ii)
Equity compensation plans approved by security holders	7,210,216	$1.82	1,994,575
Equity compensation plans not approved by security holders	—	—	—
Total	7,210,216	$1.82	1,994,575

i.
Does not reflect amounts available for future issuance upon exercise of options that may be granted after March 31, 2011. Shares issuable under the 2000 and 2007 Stock Incentive Plans may also be issued in the form of restricted shares, stock appreciation rights, performance shares, or other equity-based awards.

ii.	Includes any shares of common stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003 and amended in August 2008.

Recent Sales of Unregistered Securities; Purchases of Equity Securities

On January 18, 2011, we entered into Common Stock Purchase Agreements pursuant to which we sold in a private placement transaction an aggregate of 7 million shares of our common stock (the “Shares”) at a price of $1.50 per share, raising gross proceeds to us of $10.5 million. We have not agreed to file any registration statement covering the resale of any of the Shares.  The Shares were offered and sold by us in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933 in the manner described in the Common Stock Purchase Agreements.

In connection with the revolving loan agreement entered into with Lewis C. Pell, our Chairman, on November 9, 2009 (the “Loan Agreement”), Mr. Pell received initial warrants to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share, which vested immediately upon issuance. In addition, on that date, he received a second warrant to purchase up to an additional 378,888 shares of our common stock at an exercise price of $1.65 per share, which vested upon advances under the Loan Agreement. For more information, please refer to the Line of Credit – Related Party section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 32. Such warrants were issued to Mr. Pell in a transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) under the Securities Act.

Other than as provided above, within the past two years we did not sell any securities that were not registered under the Securities Act, and there were no repurchases of registered equity securities during our fiscal year ended March 31, 2011.

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

Overview of Business Operations

Vision-Sciences, Inc. designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States (“U.S.”) and independent distributors for the rest of the world. Our largest geographic markets are the U.S. and Europe.

We have two reportable segments, medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible endoscopes, and our Slide-On EndoSheath technology, for a variety of specialties and markets.
Within our medical segment we target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and, since March 2007, had sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic would no longer serve as the distributor for our ENT endoscopes effective April 1, 2010. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. We manufacture our TNE (trans-nasal esophagoscopy) endoscopes and also market and sell them to ENT physicians. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians. Pursuant to our agreement dated as of September 22, 2010, with the Endoscopy Division of Stryker Corporation (“Stryker”), we will supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products (the “Stryker Agreement”) (See Exclusive Urology Supply Agreement with Stryker section below for additional information). Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice, in addition to bariatric surgeons. We manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, casting parts and ground turbines, among other items. Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. In fiscal 2010, Machida introduced a portable video processor for use with the line of video borescopes.

New Product Releases

We continue to enhance our current family of videoscopes and improve and refine their manufacturing. With respect to our fiberscope line of products, in fiscal 2011, we launched our 4000 Series bronchoscope which is inserted down the mouth or nose into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. In fiscal 2011, we launched our 2.8mm channel EndoSheath bronchoscopy disposable to international pulmonology markets.

Private Placement

On January 18, 2011, we issued 7 million shares of our common stock at a purchase price of $1.50 per share to a number of investors in a private placement for aggregate proceeds of $10.5 million. We are using the proceeds from the private placement for working capital and general corporate purposes. We granted the investors in this private placement piggy-back registration rights, whereby if we decide to file a registration statement relating to an offering of any of our equity securities, other than on Form S-4 or Form S-8, then these investors will have the right, after notice, to include their securities in that registration statement. The investors in this private placement have no right to otherwise require us to register the sale of their shares.

Line of Credit – Related Party

On November 9, 2009, we entered into a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”). Any amounts drawn against the Loan (an “Advance”) accrue interest at a per annum rate of 7.5%. The Lender receives an availability fee equal to an annual rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. As of March 31, 2011, we had fully drawn down the Loan. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan upon a change of control of the Company. We were required to prepay part or all of the amounts outstanding if we secured other financing or consummate a sale or license of assets, in each case resulting in net proceeds to us of $5.0 million or greater. In connection with our recent private placement (see Subsequent Event below for additional information), we received a waiver from the Lender such that we will not be required to repay all or any portion of the Advances with the proceeds from this financing.

In connection with the Loan, the Lender received a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock at the time of the Loan), which immediately vested upon issuance. In addition, we issued a second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our then outstanding common stock) which vested at the time that each Advance was made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which is the amount of the new Advance and (B) the denominator of which is $5.0 million. A portion of the Additional Warrant Shares vested on the date of the $2.5 million Advance on March 29, 2010, the $2.0 million Advance on June 29, 2010, and the $0.5 million Advance on December 16, 2010. All warrants are fully vested at March 31, 2011. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). ASC 605 requires that five basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services were rendered; (iii) the fee is fixed and determinable; (iv) collectability is reasonably assured; and (v) the fair value of undelivered elements, if any, exists. Determination of criterion (iv) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

For products sold to Stryker we recognize revenue in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers, based upon reports received from Stryker monthly. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that Stryker will purchase an amount of products in order for us to retain all or any portion of the prepayment or that we will not be required to refund all or a portion of the prepayments to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

Stock-Based Compensation

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. For stock-based awards with performance-based vesting conditions, we are also required to estimate the probability of the vesting conditions being met. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

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

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statement. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes.

Deferred Debt Cost

We defer costs associated with securing a line of credit or revolving loan agreement over the applicable term to maturity of the agreement. These costs are amortized as debt cost expense in our consolidated statement of operations. The costs are amortized over the term of the line of credit or revolving loan agreement on a straight-line basis or using the effective interest method.

Out-of-Period Adjustment

Operating results for fiscal 2011 include a credit to selling, general, and administrative expenses of approximately $0.3 million for the reversal of a provision for sales and use tax related matters to correct a cumulative error from a prior fiscal year. This adjustment was recorded in the fourth quarter of fiscal 2011.

We do not believe this adjustment was material to the consolidated financial statements for the periods in which the error originated and in which it was corrected, and therefore, we have not restated our consolidated financial statements for these periods.

Results of Operations (Dollars in thousands, except per share amounts)

Net Sales

The following table illustrates net sales from our two reportable segments for the periods listed below:

	Fiscal Year Ended March 31,
Market/Category	2011	2010
ENT and TNE	$ 2,448	$ 2,875
Urology	3,731	2,245
Bronchoscopy	616	545
SpineView	93	225
Repairs, peripherals, and accessories	1,483	2,013
Total medical net sales	$ 8,371	$ 7,903
Borescopes	1,799	2,153
Repairs	729	754
Total industrial net sales	$ 2,528	$ 2,907
Net sales	$ 10,899	$ 10,810

Net sales increased $0.1 million, or 1%, in fiscal 2011 to $10.9 million from $10.8 million in fiscal 2010, primarily attributable to higher sales of our urology product line ($1.5 million). Partially offsetting the increase were lower sales of our ENT and TNE videoscopes ($0.7 million) and peripherals and accessories for our ENT endoscopes ($0.6 million) to Medtronic, our former exclusive ENT distributor.

Net Sales – Medical Segment

Net sales in our medical segment increased $0.5 million, or 6%, in fiscal 2011 to $8.4 million from $7.9 million in fiscal 2010, primarily attributable to higher sales of our urology product line ($1.5 million). Partially offsetting the increase were lower sales to the ENT and TNE markets ($0.4 million) and a lower sales volume of peripherals and accessories ($0.5 million). These declines were primarily due to the end of our distribution agreement with Medtronic.

ENT and TNE Markets

Net sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Fiscal Year Ended March 31,
ENT and TNE Markets	2011	2010
Slide-On EndoSheaths	$53	$72
Endoscopes	2,395	2,803
Total ENT and TNE net sales	$2,448	$2,875
Percent decrease	-15%	--

	Fiscal Year Ended March 31,
Geographic Location	2011	2010
Domestic
Slide-On EndoSheaths	$52	$69
Endoscopes	2,111	2,798
Sub-total domestic net sales	2,163	2,867
International
Slide-On EndoSheaths	1	3
Endoscopes	284	5
Sub-total international net sales	285	8
Total ENT and TNE net sales	$2,448	$2,875

Net sales to the ENT and TNE markets decreased $0.4 million, or 15%, in fiscal 2011 to $2.4 million from $2.9 million in fiscal 2010, primarily attributable to lower sales of our ENT and TNE videoscopes to Medtronic ($0.7 million).

 Urology Market

Net sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Fiscal Year Ended March 31,
Urology Market	2011	2010
Slide-On EndoSheaths	$2,141	$1,326
Endoscopes	1,590	919
Total urology net sales	$3,731	$2,245
Percent increase	66%	--

	Fiscal Year Ended March 31,
Geographic Location	2011	2010
Domestic
Slide-On EndoSheaths	$1,019	$470
Endoscopes	925	387
Sub-total domestic net sales	1,944	857
International
Slide-On EndoSheaths	1,122	856
Endoscopes	665	532
Sub-total international net sales	1,787	1,388
Total urology net sales	$3,731	$2,245

Net sales to the urology market increased $1.5 million, or 66%, in fiscal 2011 to $3.7 million from $2.2 million in fiscal 2010, primarily attributable to higher sales of our Endosheath disposables ($0.8 million) and videoscopes ($0.3 million).

Bronchoscopy Market

Net sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Fiscal Year Ended March 31,
Bronchoscopy Market	2011	2010
Slide-On EndoSheaths	$98	$52
Endoscopes	518	493
Total bronchoscopy net sales	$616	$545
Percent increase	13%	--

	Fiscal Year Ended March 31,
Geographic Location	2011	2010
Domestic
Slide-On EndoSheaths	$25	$15
Endoscopes	133	237
Sub-total domestic net sales	158	252
International
Slide-On EndoSheaths	73	37
Endoscopes	385	256
Sub-total international net sales	458	293
Total bronchoscopy net sales	$616	$545

Net sales to the bronchoscopy market increased $0.1 million, or 13%, in fiscal 2011 to $0.6 million from $0.5 million in fiscal 2010, primarily attributable to sales of our fiberscopes, which we launched in the first quarter of fiscal 2011 ($0.1 million).

SpineView

Net sales to SpineView decreased $0.1 million, or 59%, in fiscal 2011 to $0.1 million from $0.2 million in fiscal 2010. The net sales reflected in fiscal 2010 were in connection with the milestone achievement for delivery of the first working prototype of the SpineView spinoscope. The milestone revenue related to non-recurring engineering costs for the development of the spinoscope prototype. We began selling our spinoscope and digital processing unit, a component of our videoscope product line, to SpineView in fiscal 2011.  As discussed above, we have received an advance payment (recorded as an advance from customer in our consolidated balance sheet) for the initial, firm stocking order of 50 SpineView spinoscope sytems

Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories decreased $0.5 million, or 26%, in fiscal 2011 to $1.5 million from $2.0 million in fiscal 2010, primarily attributable to lower sales of peripherals and accessories for our ENT endoscopes to Medtronic ($0.6 million).

Net Sales – Industrial Segment

Net sales in our industrial segment decreased $0.4 million, or 13%, in fiscal 2011 to $2.5 million from $2.9 million in fiscal 2010, primarily attributable to lower sales of our borescopes ($0.4 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit (Net Sales Less Cost of Sales)

The following table illustrates gross profit from our two reportable segments for the periods listed below:

	Fiscal Year Ended March 31,
Gross Profit (Loss)	2011	2010
Medical	$2,149	$(233)
As percentage of net sales	26%	-3%
Industrial	771	1,245
As percentage of net sales	30%	43%
Gross profit	$2,920	$1,012
Gross margin percentage	27%	9%

Gross profit increased $1.9 million, or 189%, in fiscal 2011 to $2.9 million from $1.0 million in fiscal 2010, primarily attributable to the following:

●	favorable manufacturing overhead absorption ($0.8 million);
●	a lower inventory reserve for slow moving and obsolete materials ($0.4 million); and
●	lower inventory scrap ($0.3 million).

Gross margin percentage increased 18% in fiscal 2011 to 27% of net sales from 9% of net sales in fiscal 2010. The higher gross margin percentage was primarily attributable to the items noted above ($1.6 million, or 15% gross margin percentage impact).

Gross Profit (Loss) – Medical Segment

Gross profit in our medical segment increased $2.4 million, or 1,022%, in fiscal 2011 to $2.1 million from a gross loss of $0.2 million in fiscal 2010, primarily attributable to the following:

●	favorable manufacturing overhead absorption ($0.8 million);
●	a lower inventory reserve for slow moving and obsolete materials ($0.6 million);
●	lower inventory scrap ($0.3 million); and
●	a gain in gross profit from higher sales volume (increase in net sales of $0.5 million).

Gross margin percentage increased 29% in fiscal 2011 to 26% of net sales from -3% of net sales in fiscal 2010. The higher gross margin percentage was primarily attributable to the items noted above ($2.2 million, or 26% gross margin percentage impact).

Gross Profit – Industrial Segment

Gross profit in our industrial segment decreased $0.5 million, or 38%, in fiscal 2011 to $0.8 million from $1.2 million in fiscal 2010, primarily attributable to a loss in gross profit from lower sales volume (decrease in net sales of $0.4 million) and a higher inventory reserve for slow moving and obsolete materials ($0.1 million). Gross margin percentage decreased 13% in fiscal 2011 to 30% of net sales from 43% of net sales in fiscal 2010. The lower gross margin percentage was primarily attributable to the items noted above ($0.5 million, or 13% gross margin percentage impact).

Operating Expenses (Selling, General, and Administrative (“SG&A”) and Research and Development (“R&D”))

The following table illustrates operating expenses from our two reportable segments for the periods listed below:

	Fiscal Year Ended March 31,
Operating Expenses	2011	2010
SG&A expenses
Medical	$9,985	$9,554
Industrial	786	936
Total SG&A expenses	10,771	10,490
R&D expenses
Medical	3,511	3,287
Industrial	-	-
Total R&D expenses	$3,511	3,287
Total operating expenses	$14,282	$13,777

Operating expenses increased $0.5 million, or 4%, in fiscal 2011 to $14.3 million from $13.8 million in fiscal 2010, primarily attributable to higher SG&A expenses in our medical segment ($0.4 million).

SG&A Expenses – Medical Segment

SG&A expenses in our medical segment increased $0.4 million, or 5%, in fiscal 2011 to $10.0 million from $9.6 million in fiscal 2010, primarily attributable to higher stock-based compensation and higher sales commissions due to the expansion of our domestic sales force ($0.8 million). Partially offsetting these increases were the one-time termination costs for our former Chief Executive Officer, which occurred in fiscal 2010 and were not repeated in fiscal 2011 ($0.5 million)

SG&A Expenses – Industrial Segment

SG&A expenses in our industrial segment decreased $0.2 million, or 16%, in fiscal 2011 to $0.8 million from $0.9 million in fiscal 2010, primarily attributable to the reversal of a provision for sales and use tax related matters ($0.3 million). Partially offsetting the decrease are higher costs associated with repaired sales demonstration equipment ($0.1 million).

R&D Expenses – Medical Segment

R&D expenses in our medical segment increased $0.2 million, or 7%, in fiscal 2011 to $3.5 million from $3.3 million in fiscal 2010, primarily attributable to higher product development costs associated with our next generation digital processing units and our video ureteroscope ($0.3 million).

R&D Expenses – Industrial Segment

There were no material R&D expenses incurred by our industrial segment during fiscal years 2011 and 2010.

Other (Expense) Income

The following table illustrates other (expense) income for the periods listed below:

	Fiscal Year Ended March 31,
Other (Expense) Income	2011	2010
Interest income	$8	$4
Interest expense	(333)	(12)
Debt cost expense	(141)	(31)
Other, net	(6)	(2)
Other expense, net	$(472)	$(41)

Interest Income

Interest income increased $4 thousand, or 100%, in fiscal 2011 to $8 thousand from $4 thousand in fiscal 2010, primarily attributable to higher cash and cash equivalents balances (increase in balances of $6.6 million).

Interest Expense

Interest expense increased $321 thousand, or 2,675%, in fiscal 2011 to $333 thousand from $12 thousand in fiscal 2010, primarily attributable to the interest associated with borrowings of the $5.0 million line of credit from a related party, of which $2.5 million was drawn down in March 2010 and the remainder in fiscal 2011.

Debt Cost Expense

Debt cost expense increased $110 thousand, or 355%, in fiscal 2011 to $141 thousand from $31 thousand in fiscal 2010, primarily attributable to the amortization of deferred debt cost associated with the Additional Warrant Shares that vested in fiscal 2011. In addition, fiscal 2010 reflected only 5 months of debt cost expense for the Initial Warrant Shares after we entered into the Loan in November 2009.

Other, Net

Other, net increased $4 thousand, or 200%, in fiscal 2011 to $6 thousand from $2 thousand in fiscal 2010, primarily attributable to foreign exchange translation losses.

Income Tax Provision (Benefit)

Income tax provision increased $0.4 million, or 102%, in fiscal 2011 to $9 thousand from an income tax benefit of $0.4 million in fiscal 2010. The increase was primarily attributable to a carryback refund claim of $0.4 million for an alternative minimum tax net operating loss (“AMT NOL”) recorded in fiscal 2010, which was not repeated in fiscal 2011. The AMT NOL was generated in fiscal 2007 and was included in our deferred tax asset as a tax credit carryforward through fiscal 2009.

Net Loss

The following table illustrates net loss for the periods listed below:

	Fiscal Year Ended March 31,
Net Loss	2011	2010
Loss before provision for income taxes	$(11,834)	$(12,806)
Income tax provision (benefit)	9	(382)
Net loss	$(11,843)	$(12,424)

Net loss decreased $0.6 million, or 5%, in fiscal 2011 to $11.8 million from $12.4 million in fiscal 2010. The lower net loss was primarily attributable to a higher gross profit ($1.9 million), partially offset by increased operating expenses ($0.5 million) and higher interest expense ($0.3 million). In addition, fiscal 2010 benefited from a carryback refund claim of $0.4 million for an AMT NOL.

Subsequent Event

From April 1, 2011 through May 31, 2011, we have recognized net sales of $1.3 million to Stryker. This amount, together with our portion of our specified margin of Stryker’s gross profit after Stryker sells the products to its customers, will be offset against the $5 million prepayment previously paid to us by Stryker. At May 31, 2011, after giving effect to such sales (but without giving effect to the margin), the balance of the Stryker prepayment was $3.1 million.

Liquidity and Capital Resources

We consider our cash and cash equivalents to be our principal sources of liquidity. Cash and cash equivalents at March 31, 2011 were $9.2 million compared to $3.0 million at March 31, 2010, which included $0.4 million of short-term investments. Working capital was $9.0 million at the end of fiscal 2011 compared to $6.2 million at the end of fiscal 2010. The increase in working capital was primarily attributable to higher cash and cash equivalents and increased inventory levels ($8.6 million), partially offset by the advances from customers ($5.7 million).

In fiscal 2011, we used $6.6 million of net cash in our operating activities compared to $8.8 million in fiscal 2010. The decrease was primarily attributable to the advances from customers ($5.7 million), partially offset by increases in inventories to support expected orders to fulfill the customer advances ($3.7 million).

In fiscal 2011, we provided $0.2 million of net cash from our investing activities compared to $6.9 million in fiscal 2010. The decrease was primarily attributable to reduced proceeds yielded from maturities of our short-term investments ($9.4 million), partially offset by lower purchases of short-term investments ($2.4 million).

In fiscal 2011, we provided $13.1 million of net cash from our financing activities compared to $2.5 million in fiscal 2010. The increase was primarily attributable to proceeds yielded from a private placement of 7 million shares of our common stock ($10.5 million).

We have incurred losses since our inception, and losses are expected to continue through at least fiscal year 2012. We have funded the losses principally with cash flow from operations, advances under the Loan with our Chairman, Lewis C. Pell, proceeds from equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We have also received an aggregate of $6.4 million of deposits from two customers (the “Prepayments”) during fiscal 2011 to support anticipated orders, which are expected to ship over the course of fiscal 2012. We believe that our cash, including the Prepayments, and the $10.5 million in proceeds we received from the private placement in January 2011 will be sufficient to fund our working capital, capital expenditures, and future operating losses until March 31, 2012. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all, or that we will be able to reduce our expenses to a sufficient level.

Contractual Obligations

Set forth below is a summary of our current obligations as of March 31, 2011 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years
Office lease commitments	$1,707	$453	$768	$486	$-
Capital lease obligations	158	76	82	-	-
Line of credit—related party	5,000	-	5,000	-	-
Total contractual obligations	$6,865	$529	$5,850	$486	$-

Off-Balance Sheet Arrangements

At March 31, 2011, we had no off-balance sheet arrangements.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon the foregoing, our interim CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and the participation of management, including our interim CEO and CFO, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of March 31, 2011 covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2011.

As a smaller reporting company, this annual report is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers of Our Company

Warren Bielke, age 64, has been our interim Chief Executive Officer since November 2009 and a member of our Board of Directors since 2005. Prior to joining our company, Mr. Bielke served as President and Chief Executive Officer of Advanced Bio-Surfaces, Inc., an orthopedic implant company. Mr. Bielke was a co-founder and President and Chief Executive Officer of InStent, Inc., a medical device manufacturer that went public in 1995 and was acquired by Medtronic, Inc., in 1996, subsequent to which Mr. Bielke served as President and Chief Executive Officer of Medtronic InStent. From 1980 to April 1990, Mr. Bielke held positions of increasing responsibility in sales and marketing at Pentax Precision Instrument Corporation, a medical instrument company, serving as Executive Vice President and a member of its Board of Directors from October 1989 to April 1990. Mr. Bielke served as National Sales and Product Marketing Manager at Xomed Medical from 1976 to 1980 and served as Regional Sales Manager at Baxter Travenol Health Care from 1970 to 1976. Mr. Bielke is also a member of the Board of Directors at Advanced Bio-Surfaces, Inc., and Vertebral Technologies, Inc. Mr. Bielke has a B.A. in Business Management from Moorhead State University.

Katherine L. Wolf, age 44, has been our Chief Financial Officer and Executive Vice President, Corporate Development since September 2008. From 2005 to 2008, Ms. Wolf was a Managing Director at HSBC Securities in its investment banking division, where she was a member of the firm’s Health Care Group and ran the investment banking MedTech effort. Prior to HSBC, she worked at Bear, Stearns & Co. from 2000-2005 in the Health Care Group, rising to the level of Managing Director.  Ms. Wolf holds an M.B.A. from Harvard Business School and a B.A. from Williams College.

Mark S. Landman, age 56, has been our Vice President, Disposables Operations since 2007 and Vice President of our Medical Division since July 1999. Mr. Landman joined us from Boston Scientific in January 1991 and served in a variety of roles in product development, project management, manufacturing engineering, and material control from that date to July 1999.

Jitendra Patel, age 57, has been our Vice President, Industrial Division since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that division.

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

Additional information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2011 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2011 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2011 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2011 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14. Principal Accountants Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 2011 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

  Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements of Vision-Sciences, Inc. are included:

(a) 2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(a)  3. Exhibits

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to the Current Report on Form 8-K filed on December 15, 2010).
3.2	By-laws, as amended to date (Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2009).
*10.1	2003 Director Option Plan, as amended (Incorporated by reference to the Registration Statement on Form S-8 filed on October 10, 2008).
*10.2	2000 Stock Incentive Plan (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000).
*10.3	2007 Stock Incentive Plan, as amended (Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A).
10.4	Separation Agreement between the Company and Ron Hadani dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).
*10.5	Employment Agreement between the Company and Warren Bielke dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).
10.6	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).
10.7
Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1994 (Incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994).

10.8
Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1995 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.9
Amendment to License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated April 5, 1996 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.10
Agreement of Lease between 30 Ramland Road LLC and Vision-Sciences, Inc. dated as of March 23, 2000 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

10.11
License Agreement dated as of March 26, 2007 by and between the Company and Medtronic Xomed, Inc. (Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A).

10.12	Third Amendment to Lease between 30 Ramland Road, LLC and the Company dated as December 26, 2006 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008).
10.13	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008 (Incorporated by reference to the current report on Form 8-K filed on June 23, 2008).
*10.14	Employment Letter between Katherine L. Wolf and the Company, effective September 16, 2008 (Incorporated by reference to the current report on Form 8-K filed on September 16, 2008).
*10.15	Consulting Agreement between Warren Bielke and the company, effective April 7, 2009 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009).
10.16	Fourth Amendment to Lease between 30 Ramland Road, LLC and the Company dated as April 12, 2009 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009).
10.17	Loan Agreement between the Company and Lewis C. Pell dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.18	Common Stock Warrants of the Company issued to Lewis C. Pell dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.19	Form of Common Stock Purchase Agreement dated January 18, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011).
**10.20	Supply Agreement between Vision-Sciences, Inc. and Stryker Corporation dated September 22, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2010).
21.1	Subsidiaries of the Company
23.1	Consent of EisnerAmper, LLP
23.2	Consent of Amper, Politziner & Mattia, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.

Date: June 2, 2011	By:	/s/ Warren Bielke

Warren Bielke
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Warren Bielke	Interim Chief Executive Officer (Principal Executive Officer),	June 2, 2011
Warren Bielke	Director

/s/ Katherine L. Wolf	Chief Financial Officer and Executive Vice President, Corporate	June 2, 2011
Katherine L. Wolf	Development (Principal Financial and Accounting Officer)

/s/ Lewis C. Pell	Chairman of the Board of Directors	June 2, 2011
Lewis C. Pell

/s/ David W. Anderson	Director	June 2, 2011
David W. Anderson

/s/ Lothar Koob	Director	June 2, 2011
Lothar Koob

/s/ Katsumi Oneda	Director	June 2, 2011
Katsumi Oneda

/s/ Bruce Polsky	Director	June 2, 2011
Bruce Polsky

/s/ John J. Rydzewski	Director	June 2, 2011
John J. Rydzewski

VISION-SCIENCES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page
Report of Independent Public Registered Accounting Firm, EisnerAmper LLP	F 2

Report of Independent Public Registered Accounting Firm, Amper, Politziner & Mattia, LLP	F 3

Consolidated Balance Sheets	F 4

Consolidated Statements of Operations	F 5

Consolidated Statements of Stockholders’ Equity	F 6

Consolidated Statements of Cash Flows	F 7

Notes to Consolidated Financial Statements	F 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vision-Sciences, Inc.
Orangeburg, New York

We have audited the accompanying consolidated balance sheet of Vision-Sciences, Inc. and subsidiaries as of March 31, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2011, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
Edison, New Jersey
June 2, 2011

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

/s/ Amper, Politziner & Mattia, LLP
Edison, New Jersey
June 2, 2010

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,180	$2,540
Short-term investments	-	447
Accounts receivable, net of allowance for doubtful accounts of $56 and $347, respectively	1,592	1,147
Inventories, net	6,096	4,175
Prepaid expenses and other current assets	332	886
Total current assets	17,200	9,195

Machinery and equipment	3,182	2,849
Demo equipment	1,413	735
Furniture and fixtures	224	225
Leasehold improvements	372	357
Property and equipment, at cost	5,191	4,166
Less—accumulated depreciation and amortization	2,970	2,237
Total property and equipment, net	2,221	1,929
Other assets, net of accumulated amortization of $90 and $84, respectively	73	79
Deferred debt cost, net of accumulated amortization of $172 and $31, respectively	272	296
Total assets	$19,766	$11,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$65	$55
Accounts payable	921	867
Accrued expenses	782	984
Accrued compensation	706	1,107
Advances from customers	5,693	-
Total current liabilities	8,167	3,013
Line of credit—related party	5,000	2,500
Capital lease obligations, net of current portion	75	61
Total liabilities	13,242	5,574

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 and 50,000 shares, respectively; issued and outstanding—44,025 shares and 36,856 shares, respectively	440	369
Additional paid-in capital	94,339	81,968
Accumulated deficit	(88,255)	(76,412)
Total stockholders’ equity	6,524	5,925
Total liabilities and stockholders’ equity	$19,766	$11,499

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2011	2010

Net sales	$10,899	$10,810
Cost of sales	7,979	9,798
Gross profit	2,920	1,012

Selling, general, and administrative expenses	10,771	10,490
Research and development expenses	3,511	3,287
Operating loss	(11,362)	(12,765)

Interest income	8	4
Interest expense	(333)	(12)
Debt cost expense	(141)	(31)
Other, net	(6)	(2)
	(472)	(41)
Loss before provision for income taxes	(11,834)	(12,806)
Income tax provision (benefit)	9	(382)
Net loss	$(11,843)	$(12,424)

Net loss per common share - basic and diluted	$(0.31)	$(0.34)

Weighted average number of shares outstanding - basic and diluted	38,318	36,853

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except per share amounts)

	Common Stock		Additional		Total
	Number	$0.01	Paid-in	Accumulated	Stockholders’
	of Shares	Par Value	Capital	Deficit	Equity
Balance at March 31, 2009	36,818	$368	$80,031	$(63,988)	$16,411
Exercise of stock options	38	1	42	-	43
Issuance of stock warrants	-	-	327	-	327
Stock-based compensation expense	-	-	1,568	-	1,568
Net loss	-	-	-	(12,424)	(12,424)
Balance at March 31, 2010	36,856	369	81,968	(76,412)	5,925
Exercise of stock options	129	1	146	-	147
Stock issued in private placement	7,000	70	10,430	-	10,500
Issuance of stock warrants	-	-	117	-	117
Issuance of restricted stock awards	795	8	-	-	8
Cancellation of restricted stock awards	(755)	(8)	-	-	(8)
Stock-based compensation expense	-	-	1,678	-	1,678
Net loss	-	-	-	(11,843)	(11,843)
Balance at March 31, 2011	44,025	$440	$94,339	$(88,255)	$6,524

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Fiscal Year Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,843)	$(12,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	747	653
Stock-based compensation expense	1,678	1,568
(Recovery of) provision for losses on accounts receivable	(209)	43
Debt cost expense	141	31
Loss on sale of investments	-	6
Changes in assets and liabilities:
Accounts receivable	(236)	628
Inventories	(2,599)	1,130
Prepaid expenses and other current assets	556	(419)
Other assets	-	(20)
Accounts payable	54	(147)
Accrued expenses	(202)	(132)
Accrued compensation	(401)	251
Advances from customers	5,693	-
Net cash used in operating activities	(6,621)	(8,832)
Cash flows from investing activities:
Purchase of short-term investments	(149)	(2,572)
Proceeds from short-term investment sales/maturities	596	10,003
Purchase of property and equipment	(269)	(533)
Net cash provided by investing activities	178	6,898
Cash flows from financing activities:
Advances on line of credit	2,500	2,500
Payments on capital leases	(64)	(52)
Proceeds from private placement	10,500	-
Proceeds from exercise of stock options	147	43
Net cash provided by financing activities	13,083	2,491
Net increase in cash and cash equivalents	6,640	557
Cash and cash equivalents at April 1	$2,540	$1,983
Cash and cash equivalents at March 31	$9,180	$2,540

Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest	$250	$-
Income taxes	$27	$12

Non-cash investing and financing activities:
Transfers of inventory to fixed assets for use as demonstration equipment	$678	$181
Capital leases entered into for equipment purchases	$86	$74
Issuance of stock warrants with revolving loan agreement	$117	$327

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Note 1. The Company and Summary of Significant Accounting Policies

Company Overview

Vision-Sciences, Inc. and its subsidiaries (the “Company,” which may be referred to as our, us, or we) designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States and independent distributors for the rest of the world. With respect to our urology products, we are the exclusive supplier to the Endoscopy Division of Stryker Corporation (“Stryker”). Our largest geographic markets are the United States (“U.S.”) and Europe.

We were incorporated in Delaware, and are the successor to operations originally begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

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

Liquidity and Capital Resources

We have incurred losses since our inception, and losses are expected to continue through at least fiscal year 2012. We have funded the losses principally with cash flow from operations, advances under the Loan with our Chairman, Lewis C. Pell, proceeds from equity financings, payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We have also received an aggregate of $6.4 million of deposits from two customers (the “Prepayments”) during fiscal 2011 to support anticipated orders, which are expected to ship over the course of fiscal 2012. We believe that our cash, including the Prepayments, and the $10.5 million of proceeds we received from the private placement in January 2011 will be sufficient to fund our working capital, capital expenditures, and future operating losses until March 31, 2012. However, if our performance expectations fall short (including regaining sales or profits historically generated from Medtronic and generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all, or that we will be able to reduce our expenses to a sufficient level.

Principles of Consolidation

The consolidated financial statements include the accounts of Vision-Sciences, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of which relate to the allowance for doubtful accounts, lower of cost or market for inventories, and stock-based compensation. Actual results could differ from those estimates.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Out-of-Period Adjustment

Operating results for fiscal 2011 include a credit to selling, general, and administrative expenses of approximately $0.3 million for the reversal of a provision for sales and use tax related matters to correct a cumulative error from a prior fiscal year. This adjustment was recorded in the fourth quarter of fiscal 2011.

We do not believe this adjustment was material to the consolidated financial statements for the periods in which the error originated and in which it was corrected, and therefore, we have not restated our consolidated financial statements for these periods.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). ASC 605 requires that five basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services were rendered; (iii) the fee is fixed and determinable; (iv) collectability is reasonably assured; and (v) the fair value of undelivered elements, if any, exists. Determination of criterion (iv) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point.

For products sold to Stryker we recognize revenue in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers, based upon reports received from Stryker monthly. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that Stryker will purchase an amount of products in order for us to retain all or any portion of the prepayment or that we will not be required to refund all or a portion of the prepayments to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

Research and Development Expenses

Costs of research, new product development, and product redesign are charged to expense as incurred.

Depreciation and Amortization

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the various assets, or for leasehold improvements, over the term of the lease, if shorter. The estimated useful lives for each major asset classification are as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	7 - 15 years
Demo equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	10 years
Intangible assets	6 - 15 years

Depreciation and amortization expense was $747 thousand and $653 thousand in fiscal years 2011 and 2010, respectively.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Stock-Based Compensation

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. For stock-based awards with performance-based vesting conditions, we are also required to estimate the probability of the vesting conditions being met. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740 (Topic 740, Income Taxes). ASC 740 prescribes that the use of the liability method be used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statement. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all fiscal years presented the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options and warrants of 7,250,216 shares and 6,916,200 shares as of March 31, 2011 and 2010, respectively, were excluded from the calculation of fully diluted net loss per share since their inclusion would have been anti-dilutive.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

The following table summarizes net sales to our significant customers:

	Fiscal Year Ended March 31,
	2011	2010
Medical segment
Medtronic, Inc.	$312	$4,060
Percentage of total segment net sales	4%	51%
Percentage of total net sales	3%	38%

Industrial segment
Pratt & Whitney, a division of
United Technology Corporation	$303	$206
Percentage of total segment net sales	12%	7%
Percentage of total net sales	3%	2%

Cash and Cash Equivalents

We classify investments with original maturities of 90 days or less, consisting of certificates of deposits and a money market account at a bank, as cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at March 31, 2011 and 2010.

Short-Term Investments

We classify investments with original maturities of greater than 90 days in certificates of deposit, corporate bonds, and government securities as short-term investments. Our short-term investments were carried at amortized cost in our consolidated balance sheet at March 31, 2010. We had no short-term investments at March 31, 2011.

The following table summarizes our short-term investments classified as held to maturity as of March 31, 2010:

March 31, 2010	Amortized	Gross Unrealized
Held to maturity less than one year:	Cost	Gains	Losses	Fair Value
Certificates of deposit	$447	$-	$1	$446
Total short-term investments	$447	$-	$1	$446

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

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. If cost exceeds market, inventory is reported at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology, and other factors. Inventories consist of the following:

	March 31,
	2011	2010
Raw materials	$4,967	$3,330
Work in process	324	269
Finished goods	805	576
Inventories, net	$6,096	$4,175

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

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We believe that the carrying value of these assets is fully realizable at March 31, 2011.

Deferred Debt Cost

We defer costs associated with securing a line of credit or revolving loan agreement over the applicable term to maturity of the agreement. These costs are amortized as debt cost expense in our consolidated statement of operations. The costs are amortized over the term of the line of credit or revolving loan agreement on a straight-line basis or using the effective interest method.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Note 2. Private Placement

On January 18, 2011, we issued 7 million shares of our common stock at a purchase price of $1.50 per share to a number of investors in a private placement for aggregate proceeds of $10.5 million. We are using the proceeds from the private placement for working capital and general corporate purposes. We granted the investors in this private placement piggy-back registration rights, whereby if we decide to file a registration statement relating to an offering of any of our equity securities, other than on Form S-4 or Form S-8, then the investors will have the right, after notice, to include their securities in that registration statement. The investors in this private placement have no right to otherwise require us to register the sale of their shares.

Note 3. Segment Information

We design, develop, manufacture, and market products for endoscopy in two reportable segments, medical and industrial.

Management evaluates the revenue and profitability performance of each of our segments to make operating and strategic decisions. We have no intersegment revenue.

Fiscal Year Ended March 31,	Medical	Industrial	Adjustments*	Consolidated
2011
Net sales	$8,371	$2,528	$-	$10,899
Gross profit	2,149	771	-	2,920
Operating loss	(11,347)	(15)	-	(11,362)
Depreciation and amortization	716	31	-	747
Assets	20,142	1,634	(2,010)	19,766
Expenditures for fixed assets	269	-	-	269

2010
Net sales	$7,903	$2,907	$-	$10,810
Gross (loss) profit	(233)	1,245	-	1,012
Operating (loss) income	(13,074)	309	-	(12,765)
Depreciation and amortization	633	20	-	653
Assets	11,186	2,340	(2,027)	11,499
Expenditures for fixed assets	533	-	-	533

	March 31,
*Adjustments	2011	2010
Intercompany eliminations	$(1,324)	$(1,062)
Investment in subsidiaries	(686)	(965)
Total adjustments	$(2,010)	$(2,027)

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

The following table presents the reconciliation of loss before provision for income taxes:

	Fiscal Year Ended March 31,
	2011	2010
Operating loss	$(11,362)	$(12,765)
Interest expense, net	(325)	(8)
Debt cost expense	(141)	(31)
Other, net	(6)	(2)
Loss before provision for income taxes	$(11,834)	$(12,806)

The following table presents net sales based on the geographic location of the external customer. No individual foreign country accounted for more than 10% of our worldwide sales in fiscal years 2011 and 2010.

	Fiscal Year Ended March 31,
	2011		2010
United States	$7,277	67%	$7,866	81%
Europe	2,797	26%	2,231	12%
Asia and Australia	383	3%	338	3%
Middle East and Africa	327	3%	141	2%
Canada	77	1%	168	2%
Central and South America	38	0%	66	0%
Net sales	$10,899	100%	$10,810	100%

Note 4. Income Taxes

We account for income taxes in accordance with ASC 740 (Topic 740, Income Taxes). ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our financial statements or tax returns. ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statement. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded in our consolidated financial statements for fiscal years 2011 and 2010.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for fiscal years 2011 and 2010. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes.

In fiscal 2011, we recorded an income tax provision of approximately $9 thousand for minimum state taxes. In fiscal 2010, we recorded a net tax benefit of approximately $382 thousand primarily attributable to a carryback refund claim of $412 thousand for an alternative minimum tax net operating loss (“AMT NOL”). The AMT NOL was generated in fiscal 2007 and was included in our deferred tax asset as a tax credit carryforward through fiscal 2009. Partially offsetting this tax benefit was an income tax provision of approximately $30 thousand for minimum state taxes.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Fiscal Year Ended March 31,
	2011	2010

Federal statutory rate	-34%	-34%
State taxes, net of federal tax benefit	1%	-3%
Permanent differences:
Incentive stock options	2%	3%
Effect of permanent differences	2%	3%
Benefit from AMT NOL carryback	--%	-3%
Increase in valuation allowance	31%	34%
Effective tax rate	--%	-3%

As of March 31, 2011, we had approximately $56.7 million of federal net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2031, commencing in fiscal 2012. As of March 31, 2011, we had approximately $44.3 million of state net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2026, commencing in fiscal 2012. At March 31, 2011, we had approximately $1.0 million of capital loss carryforwards available to offset future capital gains. These capital loss carryforwards expire at various dates through our fiscal 2015, commencing in fiscal 2013. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. We have not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership would limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

The tax effects of the major items recorded as deferred tax assets are as follows:

	March 31,
	2011	2010
Net operating loss carryforwards	$21,278	$20,443
Stock-based compensation	2,351	2,000
Depreciation and amortization	(129)	(150)
Nondeductible reserves	421	298
Capital loss carryforwards	389	381
Deferred debt cost	66	12
Other	320	583
Gross deferred tax asset	24,696	23,567
Valuation allowance	(24,696)	(23,567)
Net deferred tax asset	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by our historical results and restrictions on the usage of the net operating loss carryforwards.

We file tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before our fiscal 2007 with exception of the net operating losses, for which statute will expire the earlier of three years after the utilization or when expired. State jurisdictions that remain subject to examination range from our fiscal 2007 to 2010.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Note 5. Accrued Expenses

	March 31,
	2011	2010
Accrued accounts payable	$154	$65
Accrued accounting fees	137	173
Accrued other	110	133
Warranty reserve	106	145
Interest payable	94	11
Accrued legal fees	67	46
Accrued travel expenses	66	30
Sales tax payable	48	363
Income tax payable	-	18
Accrued expenses	$782	$984

Note 6. Advances from Customers

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded under the Stryker and Vision-Sciences names. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker initially has the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world. Stryker launched our products during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

Subject to the terms of the Stryker Agreement, Stryker agreed to pay us a prepayment of $5 million, of which we received $2.5 million at signing in September 2010 and the balance in March 2011. The prepayment was recorded as an advance from customer in our consolidated balance sheet. In fiscal 2011, we recognized $0.5 million in revenue for delivery of cystocopes and EndoSheath technology, which reduced the advance from customer balance to $4.4 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the advances by Stryker and recognize the associated revenue in accordance with our revenue recognition policy (see Note 1. The Company and Summary of Significant Accounting Policies for a description of the two part revenue recognition policy for Stryker) until the remaining advance payments are exhausted. Stryker will thereafter continue to pay us for products supplied. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that Stryker will purchase an amount of products in order for us to retain all or any portion of the prepayment or that we will not be required to refund all or a portion of the prepayments to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView spinoscope systems. The prepayment was recorded as an advance from customer in our consolidated balance sheet. In fiscal 2011, we recognized $0.1 million in revenue for delivery of SpineView spinoscope systems. We will continue to apply the amounts due from SpineView for purchases of scopes and recognize the associated revenue until the remaining $1.3 million advance is exhausted. SpineView will thereafter continue to pay us for products supplied. We began selling our spinoscope and digital processing unit, a component of our videoscope product line, to SpineView in fiscal 2011.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

In fiscal 2010, pursuant to the terms of the SpineView Agreement, we recorded $0.2 million in connection with the milestone achievement for delivery of the first working prototype of the SpineView spinoscope. The milestone revenue related to non-recurring engineering costs for the development of the spinoscope prototype. We received payment of such amount in fiscal 2010.

Mr. Pell, our Chairman, is the Chairman of the SpineView board and an investor in SpineView. Messrs. Katsumi Oneda and John J. Rydzewski, members of our Board, are also investors in SpineView. Our policy with respect to transactions in which any of our directors or officers may have an interest, requires that such transaction (i) be on terms no less favorable to us than could be obtained from unaffiliated third parties and (ii) be approved by a majority of the uninterested, outside members of the Board. All transactions with SpineView have been made in accordance with our policy and with the approval of our Board.

Note 7. Line of Credit – Related Party

On November 9, 2009, we entered into a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”). Any amounts drawn against the Loan (an “Advance”) accrue interest at a per annum rate of 7.5%. The Lender received an availability fee equal to an annual rate of 0.5% on the unused portion of the Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan and the maximum advance of $5.0 million. The availability of advances under the Loan is subject to customary conditions. As of March 31, 2011, we had fully drawn down the Loan. Subject to the terms of the Loan, we will be required to prepay all amounts outstanding under the Loan upon a change of control of the Company. We were required to prepay part or all of the amounts outstanding if we secured other financing or consummate a sale or license of assets, in each case resulting in net proceeds to us of $5.0 million or greater. In connection with our recent private placement, we received a waiver from the Lender such that we will not be required to repay all or any portion of the Advances with the proceeds from this financing.

In connection with the Loan, the Lender received a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share (representing 7.5% warrant coverage, or approximately 0.7% of our outstanding common stock at the time of the Loan), which immediately vested upon issuance. In addition, we issued a second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share (representing up to an additional 12.5% warrant coverage, or approximately 1.0% of our then outstanding common stock) which vested at the time that each Advance was made in an amount equal to (i) the product of the amount of the Additional Warrant Shares multiplied by (ii) a ratio, (A) the numerator of which is the amount of the new Advance and (B) the denominator of which is $5.0 million. A portion of the Additional Warrant Shares vested on the date of the $2.5 million Advance on March 29, 2010, the $2.0 million Advance on June 29, 2010, and the $0.5 million Advance on December 16, 2010. All warrants are fully vested at March 31, 2011. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan.

We estimated the fair value of the Initial and Additional Warrant Shares on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk free interest rate, expected life (in years), and expected volatility.The following table summarizes Advances taken on the Loan and warrant issuances:

		Number of	Fair Value of
	Amount of	Warrant Shares	Warrant Shares
Month	Advance	Vested	on Date Vested
December 2010	$0.5 million	37,879	$30 thousand
June 2010	$2.0 million	151,515	$87 thousand
March 2010	$2.5 million	189,394	$106 thousand
November 2009	n/a	272,727	$221 thousand

Note 8. Commitments and Contingencies

Leases

We rent our facilities in Natick, MA (“Natick”) and Orangeburg, NY (“Orangeburg”) from non-related parties. The various leasing agreements are due to expire between December 2012 and August 2015. We also lease some office and production equipment under leases that expire in February 2014.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Approximate future minimum lease commitments under all operating and capital leases are as follows:

	Office	Capital
	Lease	Lease
Fiscal Year Ending March 31,	Commitments	Obligations
2012	$453	$76
2013	429	54
2014	339	28
2015	343	-
2016	143	-
Thereafter	-	-
Total future minimum lease payments	$1,707	158
Less—amount representing interest		(17)
Present value of future payments		$141

Total rent expense was approximately $494 thousand and $466 thousand in fiscal years 2011 and 2010, respectively. Certain of our leases contain purchase and/or renewal options.

Line of Credit Agreement

On January 18, 2008, we entered into a $10.0 million revolving line of credit agreement with Merrill Lynch Bank USA (the “Bank”), pursuant to the terms of a Merrill Lynch Loan Management Account Agreement (the “Loan Agreement”). The Loan Agreement permitted us to borrow funds from the Bank from time-to-time at fixed, variable, or term rates. The amount of advances available under the Loan Agreement varied from time-to-time and was based on the value of, and secured by, the securities we maintained with Merrill Lynch, Pierce, Fenner & Smith Incorporated. We had available a secured line of credit totaling $0.5 million at March 31, 2010. In January 2011, we ended our banking relationship with the Bank and closed the revolving line of credit. We had no outstanding borrowings at the time of closure or at March 31, 2010.

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

Changes in our warranty reserve for fiscal years 2011 and 2010 were as follows:

	March 31,
	2011	2010
Warranty reserve at April 1	$145	$164
Warranties accrued during the fiscal year	93	172
Warranties settled during the fiscal year	(132)	(191)
Warranty reserve at March 31	$106	$145

The warranty reserve at March 31, 2011 and 2010 is included in accrued expenses in our consolidated balance sheets.

Litigation

As of March 31, 2011, we had no material legal proceedings to which we, or any of our subsidiaries, are a party or to which any of our properties are subject.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Note 9. Stock-Based Awards
We maintain the following equity incentive plans:

•
The 2000 Stock Incentive Plan (the “2000 Plan”), approved by stockholders in August 2000, authorized the issuance of up to 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

•
The 2007 Stock Incentive Plan (the “2007 Plan”), approved by stockholders in August 2007, authorized the issuance of up to 4,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards. On July 12, 2010, our Board and on September 2, 2010, our stockholders, approved an amendment to the 2007 Plan to increase the authorized shares issuable under the plan to 5,000,000 shares of common stock.

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

Stock-Based Compensation

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer. For stock-based awards with performance-based vesting conditions, we are also required to estimate the probability of the vesting conditions being met.

Stock-based compensation in fiscal 2011 and 2010 was recorded in our consolidated statements of operations as follows:

	Fiscal Year Ended March 31,
	2011	2010
Cost of sales	$188	$404
Selling, general, and administrative expenses	1,414	1,043
Research and development expenses	76	121
Total stock-based compensation	$1,678	$1,568

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

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

	Fiscal Year Ended March 31,
	2011	2010
Risk-free interest rate	2.75%	2.72%
Expected life (in years)	6.99	6.57
Expected volatility	83%	87%
Expected dividend yield	--	--

Stock Options

The following table summarizes stock option activity for fiscal years 2011 and 2010:

	Fiscal Year Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding at April 1	6,264,685	$1.91	5,940,694	$2.04
Granted	959,000	1.23	1,391,136	1.21
Exercised	(129,270)	1.14	(37,835)	1.13
Canceled	(535,714)	1.64	(1,029,310)	1.74
Outstanding at March 31	6,558,701	$1.85	6,264,685	$1.91
Vested and expected to vest at March 31	5,951,510	$1.77	5,514,845	$1.83
Exercisable at March 31	4,973,412	$1.70	4,128,225	$1.62

At March 31, 2011, there were 1,994,575 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares.

The weighted average remaining contractual term was approximately 5.3 years for stock options outstanding, approximately 4.4 years for stock options exercisable, and 5.1 years for stock options vested and expected to vest as of March 31, 2011. The weighted average fair value of options granted was $0.99 and $0.91 in fiscal years 2011 and 2010, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $5.5 million for stock options outstanding, $4.5 million for stock options exercisable, and $5.2 million for stock options vested and expected to vest as of March 31, 2011. The total intrinsic value for stock options exercised was approximately $46 thousand and $6 thousand in fiscal years 2011 and 2010, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$0.79 - $1.16	2,459,250	3.5	$1.04	2,098,312	$1.05
$1.17 - $2.32	2,525,576	6.6	$1.43	1,964,951	$1.43
$2.33 - $3.48	247,000	3.4	$3.15	222,625	$3.17
$3.49 - $4.65	1,098,375	6.6	$3.70	571,375	$3.77
$4.66 - $5.81	228,500	7.2	$4.89	116,149	$4.89
	6,558,701	5.3	$1.85	4,973,412	$1.70

At March 31, 2011, unrecognized stock-based compensation expense related to stock options was approximately $1.2 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Warrants

The following table summarizes stock warrants activity related to the Loan with the Lender for fiscal years 2011 and 2010:

	Fiscal Year Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Nonvested at April 1	189,394	$1.65	-	-
Granted	-	-	651,515	$1.53
Vested	(189,394)	1.65	(462,121)	1.49
Nonvested at March 31	-	-	189,394	$1.65

The weighted average fair value of warrants granted during fiscal 2010 was $0.66 per share. There were no warrants issued during fiscal 2011. At March 31, 2011, there were 651,515 warrants outstanding, which expire in November 2014.

At March 31, 2011, unrecognized debt cost expense related to the Initial and Additional Warrant Shares was approximately $0.3 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock

We granted 795,127 shares of restricted stock to management in fiscal 2011. Of the total granted, 755,127 shares of restricted stock were forfeited due to certain Company milestones (net sales and operating loss) not being met by the end of fiscal 2011. Restrictions on the remaining shares of restricted stock will lapse over a four-year graded vesting period. There were no shares of restricted stock granted during fiscal 2010.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

The following table summarizes restricted stock activity for fiscal 2011:

	Fiscal Year Ended
	March 31, 2011
		Weighted
		Average
	Number	Grant
	of Shares	Price
Nonvested at April 1	-	-
Granted	795,127	$1.03
Forfeited	(755,127)	0.97
Nonvested at March 31	40,000	$2.00

We determined stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognized expense based upon our estimate of the stock-based compensation being earned. During the first three quarters of fiscal 2011, we had recognized $0.2 million of expense ratably related to these shares. During the fourth quarter of fiscal 2011, the Compensation Committee of our Board determined that the performance milestones were not met, and the shares would be forfeited.  Accordingly, in the fourth quarter we reversed $0.2 million of expense previously recorded to reflect the final outcome of the performance based awards.

At March 31, 2011, unrecognized stock-based compensation expense related to nonvested awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 3.9 years.

Note 10. Employee Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the IRC. Participating U.S. employees may contribute up to 70% of their salary, but not more than statutory limits. We may, but are not obligated to, make a matching contribution up to a certain percentage of each employee’s contribution. Matching contributions were approximately $13 thousand in fiscal 2010. We did not make any matching contributions in fiscal 2011. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Note 11. Quarterly Financial Data (Unaudited)

	Fiscal Year Ended March 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$2,632	$2,325	$2,715	$3,227	$10,899
Gross profit	$689	$641	$809	$781	$2,920
Net loss	$(2,469)	$(3,014)	$(2,576)	$(3,784)	$(11,843)
Net loss per common
share - basic and diluted	$(0.07)	$(0.08)	$(0.07)	$(0.09)	$(0.31)

	Fiscal Year Ended March 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$3,318	$2,889	$2,600	$2,003	$10,810
Gross profit (loss)	$788	$465	$350	$(591)	$1,012
Net loss	$(2,468)	$(3,170)	$(3,234)	$(3,552)	$(12,424)
Net loss per common
share - basic and diluted	$(0.07)	$(0.09)	$(0.09)	$(0.09)	$(0.34)

Note 12. Subsequent Event

From April 1, 2011 through May 31, 2011, we have recognized net sales of $1.3 million to Stryker. This amount, together with our portion of our specified margin of Stryker’s gross profit after Stryker sells the products to its customers, will be offset against the $5 million prepayment previously paid to us by Stryker. At May 31, 2011, after giving effect to such sales (but without giving effect to the margin), the balance of the Stryker prepayment was $3.1 million.