Form 10-Q
period 2011-06-30
VISION SCIENCES INC /DE/
filed 2011-08-10
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2011

Common Stock, par value of $0.01	44,471,202
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	March 31,
	2011	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,191	$9,180
Accounts receivable, net of allowance for doubtful accounts of $74 and $56, respectively	1,170	1,592
Inventories, net	6,763	6,096
Prepaid expenses and other current assets	426	332
Total current assets	13,550	17,200

Machinery and equipment	3,394	3,182
Demonstration equipment	960	1,413
Furniture and fixtures	224	224
Leasehold improvements	372	372
Total property and equipment, at cost	4,950	5,191
Less—accumulated depreciation and amortization	2,597	2,970
Total property and equipment, net	2,353	2,221
Other assets, net of accumulated amortization of $91 and $90, respectively	72	73
Deferred debt cost, net of accumulated amortization of $213 and $172, respectively	231	272
Total assets	$16,206	$19,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$103	$65
Accounts payable	848	921
Accrued expenses	624	782
Accrued compensation	872	706
Advances from customers	4,032	5,693
Total current liabilities	6,479	8,167
Line of credit—related party	5,000	5,000
Capital lease obligations, net of current portion	154	75
Total liabilities	11,633	13,242

Commitments and Contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.01 par value— Authorized—5,000 shares Issued—none	-	-
Common stock, $0.01 par value— Authorized—75,000 shares Issued—44,432 shares and 44,025 shares, respectively	444	440
Additional paid-in capital	95,018	94,339
Treasury stock at cost, 2 shares and none, respectively	(4)	-
Accumulated deficit	(90,885)	(88,255)
Total stockholders’ equity	4,573	6,524
Total liabilities and stockholders’ equity	$16,206	$19,766

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Net sales	$3,756	$2,632
Cost of sales	2,628	1,943
Gross profit	1,128	689

Selling, general, and administrative expenses	2,927	2,478
Research and development expenses	692	598
Operating loss	(2,491)	(2,387)

Interest income	5	2
Interest expense	(99)	(55)
Debt cost expense	(41)	(27)
Other, net	(1)	1
Loss before provision for income taxes	(2,627)	(2,466)
Income tax provision	3	3
Net loss	$(2,630)	$(2,469)

Net loss per common share - basic and diluted	$(0.06)	$(0.07)

Weighted average shares used in computing net loss per common share - basic and diluted	44,027	36,856

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional	Treasury Stock			Total
	Number	$0.01	Paid-in	Number		Accumulated	Stockholders’
	of Shares	Par Value	Capital	of Shares	Cost	Deficit	Equity
Balance at March 31, 2011	44,025	440	94,339	-	-	(88,255)	6,524
Exercise of stock options	159	2	205	-	-	-	207
Issuance of restricted stock awards	248	2	-	-	-	-	2
Common stock repurchased	-	-	-	2	(4)	-	(4)
Stock-based compensation expense	-	-	474	-	-	-	474
Net loss	-	-	-	-	-	(2,630)	(2,630)
Balance at June 30, 2011	44,432	$444	$95,018	2	$(4)	$(90,885)	$4,573

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,630)	$(2,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	189
Stock-based compensation expense	474	392
Issuance of restricted stock awards	2	7
Provision for (recovery of) bad debt expenses	17	(178)
Debt cost expense	41	27
Loss on disposal of fixed asset	1	-
Changes in assets and liabilities:
Accounts receivable	405	(455)
Inventories	(777)	38
Prepaid expenses and other current assets	(94)	577
Accounts payable	(73)	(35)
Accrued expenses	(158)	(189)
Accrued compensation	166	(60)
Advances from customers	(1,661)	-
Net cash used in operating activities	(4,098)	(2,156)
Cash flows from investing activities:
Purchase of short-term investments	-	(149)
Proceeds from short-term investment sales/maturities	-	99
Purchase of property and equipment	(76)	(10)
Net cash used in investing activities	(76)	(60)
Cash flows from financing activities:
Advance on line of credit—related party	-	2,000
Payments of capital leases	(18)	(19)
Proceeds from exercise of stock options	207	-
Common stock repurchased	(4)	-
Net cash provided by financing activities	185	1,981
Net decrease in cash and cash equivalents	(3,989)	(235)
Cash and cash equivalents at beginning of period	$9,180	$2,540
Cash and cash equivalents at end of period	$5,191	$2,305

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$98	$4
Income taxes	$3	$21

Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$110	$222
Capital lease entered into for equipment purchase	$135	$-
Issuance of stock warrants with line of credit—related party	$-	$87

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share amounts)

Note 1.  Basis of Presentation

Vision-Sciences, Inc. and its Subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”) have prepared the condensed consolidated financial statements included herein according to generally accepted accounting principles in the United States of America (“U.S. GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to those rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. The presentation of certain prior year information has been reclassified to conform with the current year presentation.

The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Note 2.  The Company and Summary of Significant Accounting Policies

Company Overview

We design, develop, manufacture, and market products for endoscopy – the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States (“U.S.”) and independent distributors for the rest of the world. With respect to our urology products, we are the exclusive supplier to the Endoscopy Division of Stryker Corporation (“Stryker”). Our largest geographic markets are the U.S. and Europe.

We were incorporated in Delaware, and are the successor to operations originally begun in 1987. Machida Incorporated (“Machida”), our wholly-owned subsidiary, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.

We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

Liquidity and Capital Resources

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2012 and 2013. We have funded the losses principally with cash flow from operations, advances under a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”), proceeds from equity financings (most recently the $10.5 million of proceeds we received from a private placement in January 2011), payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We have also received an aggregate of $6.4 million of deposits from two customers (the “Prepayments”) during fiscal 2011 to support anticipated orders, some of which have shipped during fiscal 2011 and the remainder expected to ship over the course of fiscal 2012. We have invested some of our working capital in inventory to fulfill these orders and forecasts provided from Stryker. We believe that our cash at June 30, 2011  will be sufficient to fund our working capital needs, capital expenditures, and future operating losses through June 30, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level.

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

Accounting Standards Updates Adopted

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASC Update 2010-06”), an update to ASC 820 (Topic 820, Fair Value Measurement). This update provides amendments to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASC Update 2010-06 became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 measurements, which became effective for us with the reporting period beginning April 1, 2011 (our fiscal year 2012). The adoption of the provisions of the update effective April 1, 2011 did not have a material effect on our results of operations, financial position, or liquidity.

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

Note 4.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	June 30,	March 31,
	2011	2011
Raw materials	$4,994	$4,967
Work in process	763	324
Finished goods	1,006	805
Inventories, net	$6,763	$6,096

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 5.  Advances from Customers

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement (the “Stryker Agreement”) under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker will initially have the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

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

During fiscal 2011, we received a prepayment from Stryker of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an advance from customer in our condensed consolidated balance sheet. During the three months ended June 30, 2011, we recognized $1.6 million in revenue for delivery of cystocopes and EndoSheath technology. At June 30, 2011, the advance from customer balance pertaining to Stryker was $2.8 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy. Stryker will thereafter continue to pay us for products supplied.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView spinoscope sytems. We recorded this prepayment as an advance from customer in our condensed consolidated balance sheet. During the three months ended June 30, 2011, we recognized $0.1 million in revenue for delivery of SpineView spinoscope systems. At June 30, 2011, the advance from customer balance pertaining to SpineView was $1.2 million. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter continue to pay us for products supplied.

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

Note 6.  Line of Credit – Related Party

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

In connection with the Loan, the Lender received a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share, which immediately vested upon issuance. In addition, we issued a second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share, which vested at the time that each Advance was made. All Additional Warrant Shares were vested as of December 31, 2010.

We estimated the fair value of the Initial and Additional Warrant Shares on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. The following table summarizes Advances taken on the Loan and warrant issuances:

		Number of	Fair Value of
	Amount of	Warrant Shares	Warrant Shares
Month	Advance	Vested	on Date Vested
December 2010	$0.5 million	37,879	$30 thousand
June 2010	$2.0 million	151,515	$87 thousand
March 2010	$2.5 million	189,394	$106 thousand
November 2009	n/a	272,727	$221 thousand

During the three months ended June 30, 2011 and 2010, we recorded approximately $41 thousand and $27 thousand, respectively, as debt cost expense related to the amortization of the deferred debt cost for the Initial and Additional Warrant Shares in our condensed consolidated statement of operations.

At June 30, 2011, we had $5.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan.

During the three months ended June 30, 2011 and 2010, we recorded approximately $95 thousand and $51 thousand, respectively, as interest expense related to the availability fee and accrued interest on outstanding borrowings in our condensed consolidated statement of operations. At June 30, 2011, we had $0.1 million in accrued interest related to the Loan, which is included in accrued expenses on our condensed consolidated balance sheet.

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

	Three Months Ended
	June 30,
	2011	2010
Risk-free interest rate	2.02%	3.08%
Expected life (in years)	7.07	6.58
Expected volatility	85%	83%
Expected dividend yield	--	--

Stock-based compensation expense for the three months ended June 30, 2011 and 2010 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended
	June 30,
	2011	2010
Cost of sales	$40	$76
Selling, general, and administrative expenses	418	286
Research and development expenses	16	30
Total stock-based compensation expense	$474	$392

The following table summarizes stock options activity for the three months ended June 30, 2011:

				Weighted
			Weighted	Average
	Number	Exercise	Average	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding at March 31, 2011	6,558,701	$0.79 – $5.10	$1.91	5.3
Granted	435,450	$2.46 – $2.78	2.55
Exercised	(159,370)	$0.85 – $2.05	1.30
Canceled	(57,976)	$0.85 – $5.10	2.65
Outstanding at June 30, 2011	6,776,805	$0.79 – $5.10	$1.90	5.3
Vested and expected to vest at June 30, 2011	6,198,787	$0.79 – $5.10	$1.83	5.1
Exercisable at June 30, 2011	5,039,480	$0.79 – $5.10	$1.74	4.3

At June 30, 2011, unrecognized stock-based compensation expense related to stock options was approximately $1.6 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

The weighted average fair value of options granted during the three months ended June 30, 2011 and 2010 was $1.94 and $0.72 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $6.5 million for stock options outstanding, $5.4 million for stock options exercisable, and $6.2 million for stock options vested and expected to vest as of June 30, 2011. The total intrinsic value for stock options exercised during the three months ended June 30, 2011 was approximately $0.2 million. There were no stock options exercised during the three months ended June 30, 2010.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Stock Warrants

We had 651,515 stock warrants outstanding with a weighted average exercise price of $1.53 at June 30, 2011. At June 30, 2011, unrecognized debt cost expense related to the Initial and Additional Warrant Shares was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock

We granted 247,845 shares of restricted stock to management during the three months ended June 30, 2011. The restrictions for these restricted stock awards lapse after certain Company (net sales and operating loss) and individual milestones are met followed by a three-year graded vesting schedule. Irrespective of achieving the Company milestones, management will receive 25% of their restricted stock award if their individual milestones are met.

The following table summarizes restricted stock activity for the three months ended June 30, 2011:

		Weighted
	Number	Average
	of Shares	Grant Price
Nonvested at March 31, 2011	40,000	$2.00
Granted	247,845	2.76
Vested	(10,000)	2.00
Forfeited	-	–
Nonvested at June 30, 2011	277,845	$2.68

We determined stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognized expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned. During the three months ended June 30, 2011, we recognized approximately $16 thousand of stock-based compensation expense related to the performance based restricted stock awards. At June 30, 2011, unrecognized stock-based compensation expense related to nonvested awards was approximately $417 thousand, which is expected to be recognized over a weighted average period of approximately 3.4 years.

Note 8.  Treasury Stock

We repurchased 1,634 shares of our common stock at its fair value for a cost of $4 thousand during the three months ended June 30, 2011. The shares were purchased from a management employee to cover income tax withholdings as result of the lapsing of restrictions on a restricted stock award. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during the remainder of fiscal 2012.

Note 9.  Segment Information

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

The following table presents key financial highlights, by reportable segments:

Three months ended June 30,	Medical	Industrial	Adjustments *	Consolidated
2011
Net sales	$3,105	$651	$-	$3,756
Gross profit	900	228	-	1,128
Operating loss	(2,362)	(129)	-	(2,491)
Interest expense, net	(94)	-	-	(94)
Depreciation and amortization	178	11	-	189
Stock-based compensation expense	433	41	-	474
Total assets	16,684	1,344	(1,822)	16,206
Expenditures for fixed assets	76	-	-	76

2010
Net sales	$2,119	$513	$-	$2,632
Gross profit	522	167	-	689
Operating loss	(2,300)	(87)	-	(2,387)
Interest expense, net	(53)	-	-	(53)
Depreciation and amortization	185	4	-	189
Stock-based compensation expense	352	40	-	392
Total assets	10,927	2,297	(2,011)	11,213
Expenditures for fixed assets	10	-	-	10

	June 30,
* Adjustments	2011	2010
Intercompany eliminations	$(1,136)	$(1,239)
Investment in subsidiaries	(686)	(772)
Total adjustments	$(1,822)	$(2,011)

The following table presents the reconciliation to loss before provision for income taxes for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
Reconciliation to loss before provision for income taxes:	2011	2010
Operating loss	$(2,491)	$(2,387)
Interest expense, net	(94)	(53)
Debt cost expense	(41)	(27)
Other, net	(1)	1
Loss before provision for income taxes	$(2,627)	$(2,466)

Note 10.  Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options, warrants, and restricted stock of 7,706,165 shares and 7,996,944 shares as of June 30, 2011 and 2010, respectively, were excluded from the calculation of fully diluted loss per share as their inclusion would have been anti-dilutive due to our net loss per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our ability to sell products to Stryker in at least the amounts necessary to retain the remainder of the prepayments received from Stryker; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our dependence on certain distributors and customers; our ability to effect expected sales to Stryker; competition; technological difficulties; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

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

Medical Segment Areas

Within our medical segment we target four main areas for our fiber and video endoscopes and our EndoSheath technology: ENT (ear, nose, and throat), urology, gastroenterology (“GI”), and pulmonology. Within the ENT area, we manufacture ENT endoscopes and, since March 2007, had sold these scopes exclusively to Medtronic Xomed, Inc., the ENT subsidiary of Medtronic, Inc. (“Medtronic”) for use by ENT physicians. On February 11, 2010, we announced that Medtronic would no longer serve as the distributor for our ENT endoscopes effective April 1, 2010. Since April 1, 2010, we have sold our ENT endoscopes through our direct sales force in the U.S. and through distributors internationally. We manufacture our TNE (trans-nasal esophagoscopy) endoscopes and also market and sell them to ENT physicians. Within the urology area, we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians. Pursuant to our agreement dated as of September 22, 2010, with the Endoscopy Division of Stryker Corporation (“Stryker”), we supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products (the “Stryker Agreement”) (See Exclusive Urology Supply Agreement with Stryker below for additional information). Within the GI area, we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice, in addition to bariatric surgeons. We manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

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

Our current strategic focus is to continue to transform ourselves from a research and development-focused company to a sales and marketing-driven Company, with the primary goal of increasing top-line revenue and margins.  We are doing this by:

•	Growing our direct sales force in the U.S. and enhancing our international distribution network;
•	Expanding our supply agreements;
•	Expanding our downstream marketing efforts to end customers, including expanding our communications, advertising and branding;
•	Increasing our clinical study activity in order to have peer-reviewed papers published which outline the benefits of our products;
•	Targeting teaching hospitals and academic institutions as potential customers and reference and training centers;
•	Leveraging our existing technology platform to explore new potential products and procedures in markets where we currently sell; and
•	Exploring potential distribution arrangements with strategic partners.

New Product Development and Release

We continue to enhance our current family of videoscopes and improve and refine their manufacturing. With respect to our fiberscope line of products, during fiscal 2011, we launched our 4000 Series bronchoscope which is inserted down the mouth or nose into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. Additionally, during fiscal 2011, we launched our 2.8mm channel EndoSheath disposable for bronchoscopy to international pulmonology markets and we expect to launch this same product in the U.S. toward the end of fiscal 2012.

We are working on a CCD-based flexible ureteroscope, an endoscope for visually examining and passing instruments into the interior of the urethra (the tube that carries urine from the bladder to outside of the body). This revolutionary 7000 Series ureteroscope, which we plan to launch in fiscal 2012, will be the smallest video ureteroscope released. In addition, in fiscal 2012, we plan to release our second generation 5000 Series video processor and our new generation 7000 Series video processor.  Both of these will augment our 5000 Series processor product line. These next generation processors will contain more features, while retaining the same compact size of our current models. Finally, we are also examining market and product potential for a trans-nasal gastroscope (TEGD scope).

While we currently anticipate the development and release of the products as noted above, there can be no assurances that the timelines and related budgeted costs will be attained.

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during calendar 2011. Stryker will initially have the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We will recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers, based upon reports received from Stryker monthly. There is no cost of sales associated with revenue under this second step. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us.

During fiscal 2011, we received a prepayment of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an Advance from customer in our condensed consolidated balance sheet. During the three months ended June 30, 2011, we recognized $1.6 million in revenue for delivery of cystocopes and EndoSheath technology. At June 30, 2011, the advance from customer balance pertaining to Stryker was $2.8 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy. Stryker will thereafter continue to pay us for products supplied.

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

In connection with the Loan, the Lender received a five-year warrant (the “Initial Warrant Shares”) to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share, which immediately vested upon issuance. In addition, we issued a second five-year warrant (the “Additional Warrant Shares”) to purchase up to an additional 378,788 shares of our common stock at an exercise price of $1.65 per share, which vested at the time that each Advance was made. All Additional Warrant Shares were vested as of December 31, 2010.

At June 30, 2011, we had $5.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $5.0 million revolving loan expires in November 2012, at which time we must repay all borrowings under the Loan.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView spinoscope sytems. We recorded this prepayment as an Advance from customer in our condensed consolidated balance sheet. During the three months ended June 30, 2011, we recognized $0.1 million in revenue for delivery of SpineView spinoscope systems. At June 30, 2011, the advance from customer balance pertaining to SpineView was $1.2 million. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter continue to pay us for products supplied.

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

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010 (in thousands, except percentages)

Net Sales

Net sales increased $1.1 million, or 43%, in the first quarter of fiscal 2012 to $3.8 million compared to $2.6 million in the first quarter of fiscal 2011. During the first quarter of fiscal 2012, our medical segment’s net sales of $3.1 million increased by $1.0 million, or 47%, primarily attributable to higher sales of our endoscopes and EndoSheath disposables in the urology market as a result of the Stryker Agreement ($1.0 million). Our industrial segment’s net sales of $0.7 million increased by $0.1 million, or 27%, primarily attributable to higher borescope sales ($0.1 million).

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Sales by segment, market, and by category for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30,
Market/Category	2011	2010	Difference	Percentage
ENT and TNE	$477	$434	$43	10%
Urology	1,908	945	963	102%
Bronchoscopy	107	417	(310)	-74%
SpineView	78	-	78	n/m *
Repairs, peripherals, and accessories	535	323	212	66%
Total medical sales	3,105	2,119	986	47%
Borescopes	508	366	142	39%
Repairs	143	147	(4)	-3%
Total industrial sales	651	513	138	27%
Net sales	$3,756	$2,632	$1,124	43%

* Not meaningful

Medical Segment

Medical Segment – ENT and TNE Markets

Sales to the ENT and TNE markets include both our ENT and TNE endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	June 30,
ENT/TNE Market	2011	2010	Difference	Percentage
Endoscopes	$462	$422	$40	9%
Slide-On EndoSheaths	15	12	3	25%
Total ENT/TNE market	$477	$434	$43	10%

Net sales to the ENT and TNE markets increased $43 thousand, or 10%, in the first quarter of fiscal 2012 to $477 thousand compared to $434 thousand in the first quarter of fiscal 2011. The increase in net sales was primarily attributable to higher sales of our fiberscopes ($108 thousand), partially offset by lower sales of our digital processing units ($49 thousand)

Medical Segment – Urology Market

Sales to the urology market include urology endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	June 30,
Urology Market	2011	2010	Difference	Percentage
Endoscopes	$1,162	$482	$680	141%
Slide-On EndoSheaths	746	463	283	61%
Total urology market	$1,908	$945	$963	102%

Net sales to the urology market increased $1.0 million, or 102%, in the first quarter of fiscal 2012 to $1.9 million compared to $0.9 million in the first quarter of fiscal 2011. The increase in net sales was primarily attributable to higher sales of our fiberscopes ($0.3 million) and videoscopes ($0.4 million) as a result of the Stryker Agreement.

Medical Segment – Bronchoscopy Market

Sales to the bronchoscopy market include bronchoscopy endoscopes and EndoSheath disposables and were as follows:

	Three Months Ended
	June 30,
Bronchoscopy Market	2011	2010	Difference	Percentage
Endoscopes	$81	$394	$(313)	-79%
Slide-On EndoSheaths	26	23	3	13%
Total bronchoscopy market	$107	$417	$(310)	-74%

Net sales to the bronchoscopy market decreased $0.3 million, or 74%, in the first quarter of fiscal 2012 to $0.1 million compared to $0.4 million in the first quarter of fiscal 2011. The decrease in net sales was primarily attributable to the benefit from stocking orders of our videoscopes from our international distributors in the first quarter of fiscal 2011, which was not repeated in the current fiscal year ($0.2 million).

Medical Segment – Repairs, Peripherals, and Accessories

Net sales of repairs, peripherals, and accessories increased $0.2 million, or 66%, in the first quarter of fiscal 2012 to $0.5 million compared to $0.3 million in the first quarter of fiscal 2011. The increase was primarily attributable to higher sales volume of peripherals and accessories for our urology endoscopes as a result of the Stryker Agreement ($0.2 million).

Medical Segment – SpineView

Net sales to SpineView were $0.1 million in the first quarter of fiscal 2012. We began selling our spinoscope and digital processing unit, a component of our videoscope product line, to SpineView in the second quarter of fiscal 2011.

Industrial Segment

Net sales of industrial products of $0.7 million increased $0.1 million, or 27%, in the first quarter of fiscal 2012 compared to $0.5 million in the first quarter of fiscal 2011. The increase was primarily attributable to higher borescope sales ($0.1 million). This segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit from our two reportable segments was as follows:

	Three Months Ended
	June 30,
Gross Profit	2011	2010	Difference	Percentage
Medical	$900	$522	$378	72%
As percentage of net sales	29%	25%	4%
Industrial	228	167	61	37%
As percentage of net sales	35%	33%	2%
Gross profit	$1,128	$689	$439	64%
Gross margin percentage	30%	26%	4%

Gross profit increased $0.4 million, or 64%, in the first quarter of fiscal 2012 to $1.1 million from $0.7 million in the first quarter of fiscal 2011, primarily attributable to favorable manufacturing overhead absorption as a result of the higher production volume of our urology endoscopes and EndoSheath disposables ($0.3 million). Gross margin percentage increased 4% in the first quarter of fiscal 2012 to 30% of net sales from 26% of net sales in the first quarter of fiscal 2011. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption ($0.3 million, or 7% gross margin percentage impact).

Gross Profit – Medical Segment

Gross profit in our medical segment increased $0.4 million, or 72%, in the first quarter of fiscal 2012 to $0.9 million from $0.5 million in the first quarter of fiscal 2011, primarily attributable to favorable manufacturing overhead absorption as a result of the higher production volume of our urology endoscopes and EndoSheath disposables ($0.3 million). Gross margin percentage increased 4% in the first quarter of fiscal 2012 to 29% of net sales from 25% of net sales in the first quarter of fiscal 2011. The higher gross margin percentage was primarily attributable to favorable manufacturing overhead absorption ($0.3 million, or 9% gross margin percentage impact on our medical segment gross profit).

Gross Profit – Industrial Segment

Gross profit in our industrial segment increased $61 thousand, or 37%, in the first quarter of fiscal 2012 to $228 thousand from $167 thousand in the first quarter of fiscal 2011, primarily attributable to a favorable purchase price variance for inventory components ($30 thousand). Gross margin percentage increased 2% in the first quarter of fiscal 2012 to 35% of net sales from 33% of net sales in the first quarter of fiscal 2011. The higher gross margin percentage was primarily attributable to favorable purchase price variance ($30 thousand, or 5% gross margin percentage impact on our industrial segment gross profit).

Operating Expenses

Total operating expenses increased $0.5 million, or 18%, in the first quarter of fiscal 2012 to $3.6 million from $3.1 million in the first quarter of fiscal 2011. Selling, general, and administrative (“SG&A”) expenses increased $0.4 million, or 18%, and research and development (“R&D”) expenses decreased $0.1 million, or 16%, compared to the same period last year.

Operating expenses, by segment, were as follows:

	Three Months Ended
	June 30,
Operating Expenses	2011	2010	Difference	Percentage
SG&A expenses
Medical	$2,570	$2,224	$346	16%
Industrial	357	254	103	41%
Total SG&A expenses	2,927	2,478	449	18%
R&D expenses
Medical	692	598	94	16%
Industrial	-	-	-	-
Total R&D expenses	692	598	94	16%
Total operating expenses	$3,619	$3,076	$543	18%

SG&A Expenses – Medical Segment

SG&A expenses in our medical segment increased $0.3 million, or 16%, in the first quarter of fiscal 2012 to $2.6 million from $2.2 million in the first quarter of fiscal 2011, primarily attributable to the recovery of bad debt expense for a delinquent account recorded in the first quarter of fiscal 2011, which was not repeated in the current fiscal year ($0.2 million). Also contributing to the increase was higher stock-based compensation expense in the first quarter of fiscal 2012 compared to the same period last year ($0.1 million).

SG&A Expenses – Industrial Segment

SG&A expenses in our industrial segment increased $103 thousand, or 41%, in the first quarter of fiscal 2012 to $357 thousand from $254 thousand in the first quarter of fiscal 2011, primarily attributable to higher corporate overhead allocations as a result of the items noted above in the SG&A Expenses – Medical Segment section ($45 thousand) and advertising expenses ($23 thousand).

R&D Expenses – Medical Segment

R&D expenses in our medical segment increased $0.1 million, or 16%, in the first quarter of fiscal 2012 to $0.7 million from $0.6 million in the first quarter of fiscal 2011, primarily attributable to higher product development costs associated with our next generation digital processing units ($0.1 million).

R&D Expenses – Industrial Segment

There were no material R&D expenses incurred by our industrial segment during the first quarter of fiscal 2012 or 2011.

Other (Expense) Income

Other (expense) income was as follows:

	Three Months Ended
	June 30,
Other (Expense) Income	2011	2010	Difference	Percentage
Interest income	$5	$2	$3	150%
Interest expense	(99)	(55)	(44)	-80%
Debt cost expense	(41)	(27)	(14)	-52%
Other, net	(1)	1	(2)	200%
Other expense	$(136)	$(79)	$(57)	-72%

 Interest Income

Interest income increased $3 thousand, or 150%, in the first quarter of fiscal 2012 to $5 thousand from $2 thousand in the first quarter of fiscal 2011, primarily attributable to higher cash and cash equivalents balances (increase in balances of $2.9 million).

Interest Expense

Interest expense increased $44 thousand, or 80%, in the first quarter of fiscal 2012 to $99 thousand from $55 thousand in the first quarter of fiscal 2011, primarily attributable to the interest associated with borrowings of the $5.0 million line of credit from a related party, of which $2.5 million was drawn down in fiscal 2010 and the remainder in fiscal 2011.

Debt Cost Expense

Debt cost expense increased $14 thousand, or 52%, in the first quarter of fiscal 2012 to $41 thousand from $27 thousand in the first quarter of fiscal 2011, primarily attributable to the amortization of deferred debt cost associated with the Additional Warrant Shares that vested in fiscal 2011.

Net Loss

Net loss was as follows:

	Three Months Ended
	June 30,
Net Loss	2011	2010	Difference	Percentage
Loss before provision for income taxes	$(2,627)	$(2,466)	$161	7%
Income tax provision	3	3	-	0%
Net loss	$(2,630)	$(2,469)	$161	7%

Loss Before Provision for Income Taxes

Loss before provision for income taxes increased $0.2 million, or 7%, in the first quarter of fiscal 2012 to $2.6 million from $2.5 million in the first quarter of fiscal 2011, primarily attributable to higher operating expenses ($0.5 million). Partially offsetting the increase in operating expenses was a higher gross profit ($0.4 million).

Income Tax Provision

We recorded a provision for state income taxes of $3 thousand in the first quarter of fiscal 2012 and 2011.

Net Loss

Net loss increased $0.2 million, or 7%, in the first quarter of fiscal 2012 to $2.6 million from $2.5 million in the first quarter of fiscal 2011, primarily attributable to the items noted above in the loss before provision for income taxes section.

Liquidity and Capital Resources

At June 30, 2011, our principal source of liquidity was working capital of approximately $7.1 million, including $5.2 million in cash and cash equivalents. Our cash and cash equivalents decreased $4.0 million during the first quarter of fiscal 2012 as compared to a decrease of $0.2 million in the first quarter of fiscal 2011. The increase in the cash used was primarily attributable to the reduction of advances from customers as a result of fulfilling open orders and recognizing the associated revenue with such shipments ($1.7 million) and higher inventories to support expected orders to fulfill the remaining customer advances ($0.8 million). Also contributing to the decrease was receipt of the proceeds from an Advance on the Loan during the first quarter of 2011, which was not repeated in the current fiscal year ($2.0 million).

In the first quarter of fiscal 2012, we used $4.1 million of net cash in our operating activities compared to $2.2 million in the first quarter of fiscal 2011. The higher cash used in operations was primarily attributable to the reduction of advances from customers ($1.7 million) and higher inventories to support expected orders to fulfill the remaining customer advances ($0.8 million). Partially offsetting these increases was the collection of accounts receivable ($0.4 million).

In the first quarter of fiscal 2012 and 2011, we used $0.1 million of net cash in our investing activities.

In the first quarter of fiscal 2012, we provided $0.2 million of net cash from our financing activities compared to $2.0 million in the first quarter of fiscal 2011. The decrease was primarily attributable to the proceeds from an Advance on the Loan during the first quarter of fiscal 2011, which was not repeated in the current fiscal year ($2.0 million).

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2012 and 2013. We have funded the losses principally with cash flow from operations, advances under a three-year $5.0 million revolving loan agreement (the “Loan”) with our Chairman, Lewis C. Pell (the “Lender”), proceeds from equity financings (most recently the $10.5 million of proceeds we received from a private placement in January 2011), payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We have also received an aggregate of $6.4 million of deposits from two customers (the “Prepayments”) during fiscal 2011 to support anticipated orders, some of which have shipped during fiscal 2011 and the remainder expected to ship over the course of fiscal 2012. We have invested some of our working capital in inventory to fulfill these orders and forecasts provided from Stryker. We believe that our cash at June 30, 2011  will be sufficient to fund our working capital needs, capital expenditures, and future operating losses through June 30, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon the foregoing, our Interim CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors, on page 19 of our Annual Report on Form 10-K for the year ended March 31, 2011, except for the information discussed below. You should carefully consider the risks and uncertainties we discussed in our Form 10-K and the risks described below in this quarterly report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal years 2012 and 2013, because of spending for research and development, increasing our global network of independent sales representatives and distributors, continued investment in a direct sales force for the North American market, general business operations, and capital expenditures. As of June 30, 2011, we had cash and cash equivalents totaling approximately $5.2 million. We expect that our current balance of cash (including the remaining balance of the Prepayments) and the $10.5 million of proceeds we received from a private placement in January 2011 will be sufficient to fund our operations until June 30, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all.If required, we believe we would be able to reduce our expenses to a sufficient level.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on repurchases by us of our common stock during the three months ended June 30, 2011.

	Total	Average	Total Number of	Maximum Number of
	Number of	Price	Shares Purchased as	Shares that May Yet
	Shares	Paid	Part of Publicly	Be Purchased Under
Fiscal Period	Purchased	Per Share	Announced Programs	the Programs
04/01/11 - 04/30/11	-	$-	-	-
05/01/11 - 05/31/11	-	-	-	-
06/01/11 - 06/30/11	1,634	2.52	-	-
Total	1,634	$2.52	-	-

The shares were purchased from a management employee to cover income tax withholdings as result of the lapsing of restrictions on a restricted stock award. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during the remainder of fiscal 2012.

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

VISION-SCIENCES, INC.

Date: August 10, 2011	/s/ Warren Bielke Warren Bielke Interim Chief Executive Officer (Duly Authorized Officer)

Date: August 10, 2011	/s/ Katherine L. Wolf Katherine L. Wolf Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)