Form 10-Q
period 2011-09-30
VISION SCIENCES INC /DE/
filed 2011-11-07
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2011

Common Stock, par value of $0.01	44,662,426
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	March 31,
	2011	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,866	$9,180
Accounts receivable, net of allowance for doubtful accounts of $73 and $56, respectively	1,672	1,592
Inventories, net	6,307	6,096
Prepaid expenses and other current assets	376	332
Total current assets	11,221	17,200

Machinery and equipment	3,422	3,182
Demonstration equipment	1,053	1,413
Furniture and fixtures	224	224
Leasehold improvements	372	372
Total property and equipment, at cost	5,071	5,191
Less—accumulated depreciation and amortization	2,799	2,970
Total property and equipment, net	2,272	2,221
Other assets, net of accumulated amortization of $93 and $90, respectively	70	73
Deferred debt cost, net of accumulated amortization of $256 and $172, respectively	1,804	272
Total assets	$15,367	$19,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$97	$65
Accounts payable	748	921
Accrued expenses	537	782
Accrued compensation	761	706
Advances from customers	2,847	5,693
Total current liabilities	4,990	8,167
Line of credit—related party	6,000	5,000
Capital lease obligations, net of current portion	143	75
Total liabilities	11,133	13,242

Commitments and Contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.01 par value—
Authorized—5,000 shares
Issued—none	-	-
Common stock, $0.01 par value—
Authorized—75,000 shares
Issued—44,663 shares and 44,025 shares, respectively	447	440
Additional paid-in capital	97,632	94,339
Treasury stock at cost, 3 shares and none, respectively	(7)	-
Accumulated deficit	(93,838)	(88,255)
Total stockholders’ equity	4,234	6,524
Total liabilities and stockholders’ equity	$15,367	$19,766

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$4,025	$2,325	$7,781	$4,957
Cost of sales	2,628	1,684	5,256	3,627
Gross profit	1,397	641	2,525	1,330

Selling, general, and administrative expenses	3,463	2,795	6,389	5,273
Research and development expenses	739	732	1,431	1,330
Operating loss	(2,805)	(2,886)	(5,295)	(5,273)

Interest income	2	1	7	3
Interest expense	(99)	(90)	(198)	(145)
Debt cost expense	(43)	(36)	(84)	(63)
Other, net	(10)	(1)	(11)	-
Loss before provision for income taxes	(2,955)	(3,012)	(5,581)	(5,478)
Income tax (benefit) provision	(2)	2	2	5
Net loss	$(2,953)	$(3,014)	$(5,583)	$(5,483)

Net loss per common share - basic and diluted	$(0.07)	$(0.08)	$(0.13)	$(0.15)

Weighted average shares used in computing net loss per common share - basic and diluted	44,204	36,901	44,116	36,879

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional	Treasury Stock			Total
	Number	$0.01	Paid-in	Number		Accumulated	Stockholders’
	of Shares	Par Value	Capital	of Shares	Cost	Deficit	Equity
Balance at March 31, 2011	44,025	$440	$94,339	-	$-	$(88,255)	$6,524
Exercise of stock options	232	3	299	-	-	-	302
Issuance of restricted stock awards	406	4	-	-	-	-	4
Issuance of stock warrants	-	-	1,611	-	-	-	1,611
Common stock repurchased	-	-	-	3	(7)	-	(7)
Stock-based compensation expense	-	-	1,383	-	-	-	1,383
Net loss	-	-	-	-	-	(5,583)	(5,583)
Balance at September 30, 2011	44,663	$447	$97,632	3	$(7)	$(93,838)	$4,234

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,583)	$(5,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	375
Stock-based compensation expense	1,383	932
Issuance of restricted stock awards	4	7
Provision for (recovery of) bad debt expenses	17	(180)
Debt cost expense	84	63
Loss on disposal of fixed assets	6	-
Changes in assets and liabilities:
Accounts receivable	(97)	(264)
Inventories	(429)	(909)
Prepaid expenses and other current assets	(44)	664
Accounts payable	(173)	791
Accrued expenses	(245)	(271)
Accrued compensation	55	(22)
Advances from customers	(2,846)	3,777
Net cash used in operating activities	(7,466)	(520)
Cash flows from investing activities:
Purchase of short-term investments	-	(149)
Proceeds from short-term investment sales/maturities	-	596
Proceeds from disposal of fixed assets	3	-
Purchase of property and equipment	(106)	(60)
Net (cash used in) provided by investing activities	(103)	387
Cash flows from financing activities:
Advance on line of credit—related party	1,000	2,000
Payments for deferred debt cost	(5)	-
Payments of capital leases	(35)	(36)
Proceeds from exercise of stock options	302	109
Common stock repurchased	(7)	-
Net cash provided by financing activities	1,255	2,073
Net (decrease) increase in cash and cash equivalents	(6,314)	1,940
Cash and cash equivalents at beginning of period	$9,180	$2,540
Cash and cash equivalents at end of period	$2,866	$4,480

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$196	$56
Income taxes	$3	$23

Non-cash financing activities:
Issuance of stock warrants with line of credit—related party	$1,611	$87
Net transfers of inventory to fixed assets for use as demonstration equipment	$218	$449
Capital lease entered into for equipment purchase	$135	$-

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

The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Liquidity and Capital Resources

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2012 and 2013. We have funded the losses principally with cash flow from operations, advances under a $10.0 million revolving loan agreement with our Chairman, Lewis C. Pell (the “Lender”), proceeds from equity financings (most recently the $10.5 million of proceeds we received from a private placement in January 2011), payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We also received an aggregate of $6.4 million of deposits from two customers (the “Prepayments”) during fiscal 2011 to support anticipated sales orders, some of which have shipped through the second quarter of fiscal 2012 and the remainder are expected to ship over the course of the next few quarters. We have invested some of our working capital in inventory to fulfill these orders and forecasts provided from Stryker. We believe that our cash and the $4.0 million of capital available, subject to certain conditions, under the revolving loan agreement at September 30, 2011 will be sufficient to fund our working capital needs, capital expenditures, and future operating losses through September 30, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level.

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

Note 4.                      Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	September 30,	March 31,
	2011	2011
Raw materials	$4,948	$4,967
Work in process	432	324
Finished goods	927	805
Inventories, net	$6,307	$6,096

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

Note 5.                      Advances from Customers

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement (the “Stryker Agreement”) under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during fiscal 2012. Stryker will initially have the exclusive rights to distribute our cystoscopes, urology EndoSheath technology, and ureteroscopes, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We will recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers, based upon reports received from Stryker monthly. While growing each month, such amounts have not been significant to date. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us.

During fiscal 2011, we received a prepayment from Stryker of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an advance from customer in our condensed consolidated balance sheet. During the three and six months ended September 30, 2011, we recognized $0.9 million and $2.5 million in revenue, respectively, for delivery of cystocopes and EndoSheath technology. At September 30, 2011, the advance from customer balance pertaining to Stryker was $2.0 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy. Stryker will thereafter continue to pay us for products supplied.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video surgical endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView surgical endoscope systems. We recorded this prepayment as an advance from customer in our condensed consolidated balance sheet. During the six months ended September 30, 2011, we recognized $0.4 million in revenue for delivery of SpineView surgical endoscope systems. At September 30, 2011, the advance from customer balance pertaining to SpineView was $0.8 million. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter continue to pay us for products supplied.

Note 6.                      Line of Credit – Related Party

On September 30, 2011 (the “Effective Date”), we entered into an Amended and Restated Revolving Loan Agreement (the “Agreement”) with the Lender providing for an additional $5.0 million in available loans (the “New Loan”) to us, in addition to $5.0 million previously borrowed under the Original Agreement (as defined below), for an aggregate loan of up to $10.0 million.

This Agreement amends and restates the original Revolving Loan Agreement between the Lender and us dated November 9, 2009 (the “Original Agreement”) pursuant to which we borrowed $5 million (the “Original Loan Amount”). Under the Agreement, we may draw up to the New Loan Amount until the third anniversary of the Effective Date or such earlier time as the agreement is terminated in accordance with its terms. The Agreement extends the Original Loan Amount repayment date to be consistent with the New Loan Amount and extends the expiration date of the stock warrants issued under the Original Loan Agreement to be consistent with the terms of the New Warrant (as defined below).

Subject to the terms of the Agreement, we will be required to prepay all amounts outstanding under the Agreement upon a change in control or event of default. In addition, we will be required to repay all of the New Loan and a portion of the Original Loan Amount, if we secure other financing or consummate a sale or license of assets.

Any amounts drawn against the New Loan (an “Advance”) accrue interest at an annual rate of 7.5%. The Lender will receive an availability fee equal to an annual rate of 0.5% on the unused portion of the New Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Agreement and the maximum amount of aggregate Advances of $10.0 million.

In connection with the Loan Agreement, the Lender received a warrant to purchase an aggregate of 1,229,105 shares of our common stock at an exercise price of $2.034 per share (the “New Warrant”).  The New Warrant vested immediately upon issuance and expires on the later of the fifth anniversary of the Effective Date or one year after the termination of the Loan Agreement (the "Expiration Date") and repayment of all amounts due and payable under the Loan Agreement.

We have accounted for the fair value of the New Warrant and incremental fair value arising from the extension of the maturity date of the old warrants as an increase to the deferred debt cost. Such deferred debt costs are amortized to expense over the term of the Loan Agreement to its Expiration Date.

We estimated the fair value of all of the stock warrants issued on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. The following table summarizes Advances taken and warrant issuances:

Month	Amount of Advance	Number of Warrant Shares Vested	Fair Value of Warrant Shares on Date Vested
September 2011	$1.0 million	1,229,105	$1.5 million
December 2010	$0.5 million	37,879	$30 thousand
June 2010	$2.0 million	151,515	$87 thousand
March 2010	$2.5 million	189,394	$106 thousand
November 2009	n/a	272,727	$221 thousand

Total	$6.0 million	1,880,620	$2.0 million

At September 30, 2011, we had $6.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $10.0 million revolving loan expires in November 2014, at which time we must repay all outstanding borrowings under the Agreement.

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for the three and six months ended September 30, 2011 and 2010 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Debt cost expense	$43	$36	$84	$63
Interest expense	96	87	191	138

At September 30, 2011, we had $0.1 million in accrued interest related to the Agreement, which is included in accounts payable on our condensed consolidated balance sheet.

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

The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of our Board or its Compensation Committee, and must be exercised within ten years from date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period based on fair values, generally four years. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.17%	2.30%	1.44%	2.77%
Expected life (in years)	5.5	7.2	6.0	6.8
Expected volatility	88%	86%	87%	86%
Expected dividend yield	--	--	--	--

Stock-based compensation expense for the three and six months ended September 30, 2011 and 2010 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$41	$61	$81	$137
Selling, general, and administrative expenses	855	460	1,273	746
Research and development expenses	13	19	29	49
Total stock-based compensation expense	$909	$540	$1,383	$932

At September 30, 2011, unrecognized stock-based compensation expense related to stock options was approximately $2.3 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes stock options activity for the six months ended September 30, 2011:

				Weighted
			Weighted	Average
	Number	Exercise	Average	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding at March 31, 2011	6,558,701	$0.79 – $5.10	$1.91	5.3
Granted	1,302,950	$2.22 – $2.78	2.36
Exercised	(232,009)	$0.85 – $2.05	1.30
Canceled	(80,625)	$0.85 – $5.10	3.17
Outstanding at September 30, 2011	7,549,017	$0.79 – $4.88	$1.94	5.7
Vested and expected to vest at September 30, 2011	7,069,417	$0.79 – $4.88	$1.90	5.5
Exercisable at September 30, 2011	5,482,567	$0.79 – $4.88	$1.82	4.5

During the three months ended September 30, 2011, in connection with the appointment of Cynthia Ansari as our Chief Executive Officer, we granted her 750,000 options to purchase our common stock at a price of $2.22 per share.  These options vest as follows: 25% (187,500) upon her start date (August 11, 2011) and 25% on each of the first, second, and third year anniversaries of her start date. Ms. Ansari will also be granted an additional 750,000 stock options on the first year anniversary of her start date, with this grant vesting over four years, with 25% vesting on each of the first, second, third, and fourth anniversaries of the grant.

The weighted average fair value of options granted during the three months ended September 30, 2011 and 2010 was $1.60 and $0.87 per share, respectively. The weighted average fair value of options granted during the six months ended September 30, 2011 and 2010 was $1.70 and $0.79 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $3.2 million for stock options outstanding, $2.7 million for stock options exercisable, and $3.0 million for stock options vested and expected to vest as of September 30, 2011. The total intrinsic value for stock options exercised during the three months ended September 30, 2011 and 2010 was approximately $77 thousand and $21 thousand, respectively. The total intrinsic value for stock options exercised during the six months ended September 30, 2011 and 2010 was approximately $281 thousand and $21 thousand, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Stock Warrants

We had 1,880,620 stock warrants outstanding with a weighted average exercise price of $1.86 at September 30, 2011. At September 30, 2011, unrecognized debt cost expense related to the stock warrants was approximately $1.8 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Restricted Stock

During the six months ended September 30, 2011, we granted 366,089 shares and 40,000 shares of restricted stock to management and outside directors of our Board, respectively, under our 2007 Plan. At the time of her appointment, Ms. Ansari was granted 118,244 shares of restricted stock, which is included in the number granted to management during the period.  The restrictions on 59,122 shares of restricted stock lapse in quarterly installments starting on each of June 30, 2012, September 30, 2012, December 31, 2012, and March 31, 2013.  The restrictions on the remainder will lapse consistent with the shares of restricted stock granted to the other management employees. Those restrictions for the restricted stock awards granted to management lapse after certain Company (net sales and operating loss) and individual milestones are met followed by a three-year graded vesting schedule. Irrespective of achieving the Company milestones, management will receive 25% of their restricted stock award if their individual milestones are met. The restrictions for the restricted stock awards granted to outside directors lapse quarterly over a one-year period.

The following table summarizes restricted stock activity for the six months ended September 30, 2011:

		Weighted
	Number	Average
	of Shares	Grant Price
Nonvested at March 31, 2011	40,000	$2.00
Granted	406,089	2.53
Vested	(20,000)	2.00
Forfeited	-	–
Nonvested at September 30, 2011	426,089	$2.51

We determined stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognized expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

During the six months ended September 30, 2011, we recognized approximately $134 thousand of stock-based compensation expense related to performance based restricted stock awards. At September 30, 2011, unrecognized stock-based compensation expense related to nonvested awards was approximately $850 thousand, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Note 8.                      Treasury Stock

We repurchased 3,268 shares of our common stock at its fair value for a cost of $7 thousand during the six months ended September 30, 2011. The shares were purchased from a management employee to cover income tax withholdings upon the lapse of restrictions on a restricted stock award. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during the remainder of fiscal 2012.

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

The following table presents key financial highlights, by reportable segments:

Three months ended September 30,	Medical	Industrial	Adjustments *	Consolidated
2011
Net sales	$3,384	$641	$-	$4,025
Gross profit	1,143	254	-	1,397
Operating loss	(2,739)	(66)	-	(2,805)
Interest expense, net	(97)	-	-	(97)
Depreciation and amortization	201	12	-	213
Stock-based compensation expense	890	19	-	909
Total assets	15,901	1,329	(1,863)	15,367
Expenditures for fixed assets	30	-	-	30

2010
Net sales	$1,721	$604	$-	$2,325
Gross profit	447	194	-	641
Operating loss	(2,838)	(48)	-	(2,886)
Interest expense, net	(89)	-	-	(89)
Depreciation and amortization	179	7	-	186
Stock-based compensation expense	522	18	-	540
Total assets	13,124	2,253	(1,987)	13,390
Expenditures for fixed assets	50	-	-	50

Six months ended September 30,
2011
Net sales	$6,489	$1,292	$-	$7,781
Gross profit	2,043	482	-	2,525
Operating loss	(5,100)	(195)	-	(5,295)
Interest expense, net	(191)	-	-	(191)
Depreciation and amortization	379	23	-	402
Stock-based compensation expense	1,323	60	-	1,383
Expenditures for fixed assets	106	-	-	106

2010
Net sales	$3,840	$1,117	$-	$4,957
Gross profit	969	361	-	1,330
Operating loss	(5,138)	(135)	-	(5,273)
Interest expense, net	(142)	-	-	(142)
Depreciation and amortization	364	11	-	375
Stock-based compensation expense	874	58	-	932
Expenditures for fixed assets	60	-	-	60

	September 30,
* Adjustments	2011	2010
Intercompany eliminations	$(1,177)	$(1,215)
Investment in subsidiaries	(686)	(772)
Total adjustments	$(1,863)	$(1,987)

The following table presents the reconciliation to loss before provision for income taxes for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Reconciliation to loss before provision for income taxes:	2011	2010	2011	2010
Operating loss	$(2,805)	$(2,886)	$(5,295)	$(5,273)
Interest expense, net	(97)	(89)	(191)	(142)
Debt cost expense	(43)	(36)	(84)	(63)
Other, net	(10)	(1)	(11)	-
Loss before provision for income taxes	$(2,955)	$(3,012)	$(5,581)	$(5,478)

Note 10.                      Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options, warrants, and restricted stock of 9,833,226 shares and 8,072,989 shares as of September 30, 2011 and 2010, respectively, were excluded from the calculation of fully diluted loss per share as their inclusion would have been anti-dilutive due to our net loss per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our ability to sell products to Stryker in at least the amounts necessary to retain the remainder of the prepayments received from Stryker; Stryker's ability to successfully market and sell the products we manufacture for them; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our dependence on certain distributors and customers; our ability to effect expected sales to Stryker (and the expected margin of such sales); competition; technological difficulties; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

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

Medical Segment Areas

Within our medical segment we target five main areas for our fiber and video endoscopes and our EndoSheath technology:

•	ENT (ear, nose, and throat) – we manufacture ENT endoscopes for use by ENT physicians. We manufacture our TNE (trans-nasal esophagoscopy) endoscopes and also market and sell them to ENT physicians.
•
Urology – we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians. Pursuant to our agreement dated as of September 22, 2010, with the Endoscopy Division of Stryker Corporation (“Stryker”), we supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products (the “Stryker Agreement”) (See Exclusive Urology Supply Agreement with Stryker below for additional information).

•
Gastroenterology (“GI”) – we manufacture, market, and sell our TNE scopes and EndoSheath technology to GI physicians, primary care physicians, and others with a GI focus as part of their practice, in addition to bariatric surgeons.

•
Pulmonology – we manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology for bronchoscopy to pulmonologists, oncologists, thoracic surgeons, and other pulmonology-related physicians.

•
Spine – pursuant to our agreement dated as of June 19, 2008, with SpineView, Inc. (“SpineView”), we supply to SpineView our flexible video surgical endoscope systems for use with SpineView’s products (See SpineView Development and Supply Agreement below for additional information).

We sell our ENT and TNE endoscopes and bronchoscopes through our direct sales force in the U.S. For the rest of the world, we sell our ENT and TNE endoscopes, bronchoscopes, and cystoscopes through international distributors.

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

New Product Development and Release

We continue to enhance our current family of videoscopes and improve and refine the manufacturing process. With respect to our fiberscope line of products, during fiscal 2011, we launched our 4000 Series bronchoscope which is inserted down the mouth or nose into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. Additionally, during fiscal 2011, we launched our 2.8mm channel EndoSheath disposable for bronchoscopy to international pulmonology markets and we expect to launch this same product in the U.S. during the first half of fiscal 2013.

We are working on a CCD-based flexible ureteroscope, an endoscope for visually examining and passing instruments into the interior of the urethra (the tube that carries urine from the bladder to outside of the body). This revolutionary 7000 Series ureteroscope, which we plan to launch in fiscal 2012, will be the smallest video ureteroscope released. In addition, in fiscal 2012, we plan to release our new generation 7000 Series video processor. In the second quarter of fiscal 2012, we released our second generation 5000 Series video processor. Both of these will augment our 5000 Series processor product line. These next generation processors will contain more features, while retaining the same compact size of our current models. Finally, we are also examining market and product potential for a trans-nasal gastroscope (TEGD scope).

While we currently anticipate the development and release of the products as noted above, there can be no assurances that the timelines and related budgeted costs will be attained.

Line of Credit – Related Party

On September 30, 2011 (the “Effective Date”), we entered into an Amended and Restated Revolving Loan Agreement (the “Agreement”) with our Chairman, Lewis C. Pell (the “Lender”) providing for an additional $5.0 million in available loans (the “New Loan”) to us, in addition to $5.0 million previously borrowed under the Original Agreement (as defined below), for an aggregate loan of up to $10.0 million.

This Agreement amends and restates the original Revolving Loan Agreement between the Lender and us dated November 9, 2009 (the “Original Agreement”) pursuant to which we borrowed $5 million (the “Original Loan Amount”). Under the Agreement, we may draw up to the New Loan Amount until the third anniversary of the Effective Date or such earlier time as the agreement is terminated in accordance with its terms. The Agreement extends the Original Loan Amount repayment date to be consistent with the New Loan Amount and extends the expiration date of the stock warrants issued under the Original Loan Agreement to be consistent with the terms of the New Warrant (as defined below).

Subject to the terms of the Agreement, we will be required to prepay all amounts outstanding under the Agreement upon a change in control or event of default. In addition, we will be required to repay all of the New Loan and a portion of the Original Loan Amount, if we secure other financing or consummate a sale or license of assets.

Any amounts drawn against the New Loan (an “Advance”) accrue interest at an annual rate of 7.5%. The Lender will receive an availability fee equal to an annual rate of 0.5% on the unused portion of the New Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Agreement and the maximum amount of aggregate Advances of $10.0 million.

In connection with the Loan Agreement, the Lender received a warrant to purchase an aggregate of 1,229,105 shares of our common stock at an exercise price of $2.034 per share (the “New Warrant”).  The New Warrant vested immediately upon issuance and expires on the later of the fifth anniversary of the New Warrant or one year after the termination of the Loan Agreement (the “Expiration Date”) and repayment of all amounts due and payable thereunder.

At September 30, 2011, we had $6.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $10.0 million revolving loan expires in November 2014, at which time we must repay all outstanding borrowings under the Agreement.

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes will employ our patented slide-on EndoSheath technology, which will be co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during fiscal 2012. Stryker will initially have the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We will recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers, based upon reports received from Stryker monthly. While growing each month, such amounts have not been significant to date. There is no cost of sales associated with revenue under this second step. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us.

During fiscal 2011, we received a prepayment from Stryker of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an advance from customer in our condensed consolidated balance sheet. During the six months ended September 30, 2011, we recognized $2.5 million in revenue for delivery of cystocopes and EndoSheath technology. At September 30, 2011, the advance from customer balance pertaining to Stryker was $2.0 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy. Stryker will thereafter continue to pay us for products supplied.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video surgical endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView surgical endoscope systems. We recorded this prepayment as an advance from customer in our condensed consolidated balance sheet. During the six months ended September 30, 2011, we recognized $0.4 million in revenue for delivery of SpineView surgical endoscope systems. At September 30, 2011, the advance from customer balance pertaining to SpineView was $0.8 million. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter continue to pay us for products supplied.

Results of Operations (in thousands, except percentages)

Net Sales

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Net sales by operating segment and by market/category for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Market/Category	2011	2010	Change	2011	2010	Change
ENT and TNE	$878	$590	49%	$1,355	$1,024	32%
Urology	1,503	699	115%	3,412	1,644	108%
Bronchoscopy	203	54	276%	310	471	-34%
Spine	348	74	370%	426	74	476%
Repairs, peripherals, and accessories	452	304	49%	986	627	57%
Total medical sales	3,384	1,721	97%	6,489	3,840	69%
Borescopes	451	416	8%	959	782	23%
Repairs	190	188	1%	333	335	-1%
Total industrial sales	641	604	6%	1,292	1,117	16%
Net sales	$4,025	$2,325	73%	$7,781	$4,957	57%

Net sales increased $1.7 million, or 73%, in the second quarter of fiscal 2012 to $4.0 million compared to $2.3 million in the second quarter of fiscal 2011. During the second quarter of fiscal 2012, our medical segment’s net sales of $3.4 million increased by $1.7 million, or 97%, attributable to higher sales in all of our markets in which we serve. Our industrial segment’s net sales of $0.6 million increased by $37 thousand, or 6%, primarily attributable to higher borescope sales. This operating segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Net sales increased $2.8 million, or 57%, in the first half of fiscal 2012 to $7.8 million compared to $5.0 million in the first half of fiscal 2011. During the first half of fiscal 2012, our medical segment’s net sales of $6.5 million increased by $2.6 million, or 69%, primarily attributable to higher sales of our endoscopes and EndoSheath disposables in the urology market as a result of the Stryker Agreement. Our industrial segment’s net sales of $1.3 million increased by $0.2 million, or 16%, primarily attributable to higher borescope sales.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Market/Category	2011	2010	Change	2011	2010	Change
ENT and TNE
Endoscopes	$850	$583	46%	$1,312	$1,005	31%
Slide-On EndoSheaths	28	7	300%	43	19	126%
Total ENT/TNE market	878	590	49%	1,355	1,024	32%

Urology
Endoscopes	860	322	167%	2,022	804	151%
Slide-On EndoSheaths	643	377	71%	1,390	840	65%
Total urology market	1,503	699	115%	3,412	1,644	108%

Bronchoscopy
Endoscopes	178	44	305%	259	438	-41%
Slide-On EndoSheaths	25	10	150%	51	33	55%
Total bronchoscopy market	203	54	276%	310	471	-34%

Spine
Endoscopes	348	74	370%	426	74	476%

Repairs, peripherals, and accessories	452	304	49%	986	627	57%
Total medical sales	$3,384	$1,721	97%	$6,489	$3,840	69%

Product
Endoscopes	$2,236	$1,023	119%	$4,019	$2,321	73%
Slide-On EndoSheaths	696	394	77%	1,484	892	66%
Repairs, peripherals, and accessories	452	304	49%	986	627	57%
Total medical sales	$3,384	$1,721	97%	$6,489	$3,840	69%

Net sales to the ENT and TNE markets were $0.9 million and $1.4 million in the second quarter and first half of fiscal 2012, respectively, representing increases of $0.3 million (49%) and $0.3 million (32%) over the same periods in fiscal 2011. Continued expansion in the GI and bariatric surgery markets and growth in our customer base in the ENT market contributed to the year-over-year growth.

Net sales to the urology market were $1.5 million and $3.4 million in the second quarter and first half of fiscal 2012, respectively, representing increases of $0.8 million (115%) and $1.8 million (108%) over the same periods in fiscal 2011. The year-over-year growth was primarily attributable to the expanded U.S. distribution of our flexible video and fiber cystoscopes and related EndoSheath products to Stryker after their launch of these products in April 2011.

Net sales to the bronchoscopy market were $0.2 million and $0.3 million in the second quarter and first half of fiscal 2012, respectively, representing an increase of $0.1 million (276%) over the second quarter of fiscal 2011 and a decrease of $0.2 million (-34%) compared to the first half of fiscal 2011. The prior year net sales benefited from stocking orders of our videoscopes from our international distributors, which was not repeated in the current fiscal year. We continue to enhance and expand our international distribution network to help drive top-line growth.

Net sales to SpineView were $0.3 million and $0.4 million in the second quarter and first half of fiscal 2012, respectively, representing increases of $0.3 million (370%) and $0.4 million (476%) over the same periods in fiscal 2011. We continue to fulfill the initial stocking order of 50 video surgical endoscope systems to SpineView.

Net sales of repairs, peripherals, and accessories were $0.5 million and $1.0 million in the second quarter and first half of fiscal 2012, respectively, representing increases of $0.1 million (49%) and $0.4 million (57%) over the same periods in fiscal 2011. The increased demand of peripherals and accessories for our urology endoscopes as a result of the Stryker Agreement contributed to the year-over-year growth.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three and six months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Gross Profit	2011	2010	Change	2011	2010	Change
Medical	$1,143	$447	156%	$2,043	$969	111%
As percentage of net sales	34%	26%	8%	31%	25%	6%
Industrial	254	194	31%	482	361	34%
As percentage of net sales	40%	32%	8%	37%	32%	5%
Gross profit	$1,397	$641	118%	$2,525	$1,330	90%
Gross margin percentage	35%	28%	7%	32%	27%	5%

Gross profit was $1.4 million and $2.5 million in the second quarter and first half of fiscal 2012, respectively, representing increases of $0.8 million (118%) and $1.2 million (90%) over the same periods in fiscal 2011. Gross margin percentage was 35% and 32% in the second quarter and first half of fiscal 2012, respectively, representing an increase of 7% and 5% over the same periods in fiscal 2011. The year-over-year increases in gross margin are largely driven by a more favorable sales mix towards products with higher gross margins and favorable manufacturing overhead absorption as a result of the higher production volume of our urology endoscopes and EndoSheath disposables.

Operating Expenses

Operating expenses by operating segment for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Operating Expenses	2011	2010	Change	2011	2010	Change
SG&A expenses
Medical	$3,143	$2,553	23%	$5,712	$4,777	20%
Industrial	320	242	32%	677	496	36%
Total SG&A expenses	3,463	2,795	24%	6,389	5,273	21%
R&D expenses
Medical	739	732	1%	1,431	1,330	8%
Industrial	-	-	-	-	-	-
Total R&D expenses	739	732	1%	1,431	1,330	8%
Total operating expenses	$4,202	$3,527	19%	$7,820	$6,603	18%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses increased $0.7 million, or 24%, to $3.5 million during the second quarter of fiscal 2012 compared to the same period last year, and increased $1.1 million, or 21%, to $6.4 million during the first half of fiscal 2012 compared to the same period last year. These increases were primarily attributable to higher stock-based compensation expense, higher sales commissions with the overall growth of our net sales, and increased spending on sales and marketing consulting activities. Prior year SG&A expenses benefited from the recovery of bad debt expense for a delinquent account, which was not repeated in the current fiscal year and also contributed to the year-over-year increase.

Research & Development (“R&D”) Expenses

R&D expenses increased $7 thousand, or 1%, to $739 thousand during the second quarter of fiscal 2012 compared to the same period last year, and increased $101 thousand, or 8%, to $1.4 million during the first half of fiscal 2012 compared to the same period last year. These increases were primarily attributable to higher product development costs associated with our next generation digital processing units. We remain committed to improving the quality of our existing products and enhancing our product offerings with new technologies.

Other (Expense) Income

Other (expense) income for the three and six months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Other (Expense) Income	2011	2010	Change	2011	2010	Change
Interest income	$2	$1	100%	$7	$3	133%
Interest expense	(99)	(90)	10%	(198)	(145)	37%
Debt cost expense	(43)	(36)	19%	(84)	(63)	33%
Other, net	(10)	1	-1100%	(11)	-	n/m *
Other expense	$(150)	$(124)	21%	$(286)	$(205)	40%

* not meaningful

Total other expense increased $26 thousand, or 21%, to $150 thousand during the second quarter of fiscal 2012 compared to the same period last year, and increased $81 thousand, or 40%, to $286 thousand during the first half of fiscal 2012 compared to the same period last year. These increases are primarily attributable to the accrued interest on the outstanding borrowings under the Loan and the amortization of the deferred debt cost associated with the warrant shares issued in connection with the Loan.

Net Loss

Net loss for the three and six months ended September 30, 2011 and 2010 was as follows:

Net loss decreased $61 thousand, or -2%, to $3.0 million during the second quarter of fiscal 2012 compared to the same period last year, primarily attributable to a higher gross profit, partially offset by an increase in SG&A expenses. Net loss increased $100 thousand, or 2%, to $5.6 million in the first half of fiscal 2012 compared to the same period last year, primarily attributable to higher expenses, which more than offset the increase in gross profit.

Liquidity and Capital Resources

The following table summarizes selected financial information and statistics as of September 30, 2011 and March 31, 2011:

	September 30,	March 31,
	2011	2011
Cash and cash equivalents	$2,866	$9,180
Accounts receivable, net	$1,672	$1,592
Inventories, net	$6,307	$6,096
Working capital	$6,231	$9,033

At September 30, 2011, our principal source of liquidity was working capital of approximately $6.2 million, including $2.9 million in cash and cash equivalents. Our cash and cash equivalents decreased $6.3 million during the first half of fiscal 2012. The decrease was primarily attributable to cash used to fund our operations and cover the net loss sustained during the period.  Increased inventories to support a sales backlog of $3.0 million at September 30, 2011 also contributed to the increase in cash used during the first half of fiscal 2012.

In the first half of fiscal 2012, we used $7.5 million of net cash in our operating activities compared to $0.5 million in the first half of fiscal 2011. The increase in cash used in operations was primarily attributable to the reduction of advances from customers (i.e., sales of products to customers who already prepaid for such products in fiscal 2011) and higher inventories to support expected orders to fulfill the remaining customer advances. The first half of fiscal 2011 benefited from the receipt of these customer advances, which was not repeated in the current fiscal year.

In the first half of fiscal 2012, we used $0.1 million of net cash in our investing activities compared to the $0.4 million provided by such activities in the first half of fiscal 2011. The first half of fiscal 2011 benefited from the proceeds yielded from sales and maturities of our short-term investments.

In the first half of fiscal 2012, we provided $1.3 million of net cash from our financing activities compared to $2.1 million in the first half of fiscal 2011. The decrease was primarily attributable to a lower Advance taken on the Loan during the first half of fiscal 2012.

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2012 and 2013. We have funded the losses principally with cash flow from operations, advances under a $10.0 million revolving loan agreement with the Lender, proceeds from equity financings (most recently the $10.5 million of proceeds we received from a private placement in January 2011), payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business, and the sale of other assets. We also received an aggregate of $6.4 million of deposits from two customers (the “Prepayments”) during fiscal 2011 to support anticipated sales orders, some of which have shipped through the second quarter of fiscal 2012 and the remainder are expected to ship over the course of the next few quarters. We have invested some of our working capital in inventory to fulfill these orders and forecasts provided from Stryker. We believe that our cash at September 30, 2011 will be sufficient to fund our working capital needs, capital expenditures, and future operating losses through September 30, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three and six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal years 2012 and 2013, because of spending for research and development, increasing our global network of independent sales representatives and distributors, continued investment in a direct sales force for the North American market, general business operations, and capital expenditures. As of September 30, 2011, we had cash and cash equivalents totaling approximately $2.9 million. We expect that our current balance of cash and $4 million of capital available, subject to certain conditions, under the Loan will be sufficient to fund our operations until September 30, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on repurchases by us of our common stock during the three months ended September 30, 2011.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
07/01/11 - 07/31/11	-	$-	-	-
08/01/11 - 08/31/11	-	-	-	-
09/01/11 - 09/30/11	1,634	1.92	-	-
Total	1,634	$1.92	-	-

The shares were purchased from a management employee to cover income tax withholdings as result of the lapsing of restrictions on a restricted stock award. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during the remainder of fiscal 2012.

In connection with the amendment to the Loan, the Lender received a warrant to purchase an aggregate of 1,229,105 shares of common stock at an exercise price of $2.034, pursuant to an exempt transaction under Section 4(2) under the Securities Act of 1933, as amended. This warrant vested immediately upon issuance and is exercisable prior to the Expiration Date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: November 7, 2011	/s/ Cynthia Ansari
Cynthia Ansari Chief Executive Officer (Duly Authorized Officer)

Date: November 7, 2011	/s/ Katherine L. Wolf
Katherine L. Wolf Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)