Form 10-Q
period 2011-12-31
VISION SCIENCES INC /DE/
filed 2012-02-01
CIK 894237

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 30, 2012

Common Stock, par value of $0.01	44,672,345
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,	March 31,
	2011	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,017	$9,180
Accounts receivable, net of allowance for doubtful accounts of $57 and $56, respectively	1,555	1,592
Inventories, net	5,306	6,096
Prepaid expenses and other current assets	269	332
Total current assets	10,147	17,200

Machinery and equipment	3,435	3,182
Demonstration equipment	1,036	1,413
Furniture and fixtures	224	224
Leasehold improvements	372	372
Total property and equipment, at cost	5,067	5,191
Less—accumulated depreciation and amortization	2,958	2,970
Total property and equipment, net	2,109	2,221
Other assets, net of accumulated amortization of $94 and $90, respectively	69	73
Deferred debt cost, net of accumulated amortization of $401 and $172, respectively	1,659	272
Total assets	$13,984	$19,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$99	$65
Accounts payable	403	921
Accrued expenses	734	782
Accrued compensation	669	706
Advances from customers	1,659	5,693
Total current liabilities	3,564	8,167
Line of credit—related party	8,000	5,000
Capital lease obligations, net of current portion	115	75
Total liabilities	11,679	13,242

Commitments and Contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.01 par value— Authorized—5,000 shares Issued—none	-	-
Common stock, $0.01 par value— Authorized—75,000 shares Issued—44,665 shares and 44,025 shares, respectively	447	440
Additional paid-in capital	98,049	94,339
Treasury stock at cost, 5 shares of common stock and none, respectively	(11)	-
Accumulated deficit	(96,180)	(88,255)
Total stockholders’ equity	2,305	6,524
Total liabilities and stockholders’ equity	$13,984	$19,766

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$4,314	$2,715	$12,095	$7,671
Cost of sales	2,957	1,906	8,213	5,532
Gross profit	1,357	809	3,882	2,139

Selling, general, and administrative expenses	2,665	2,599	9,054	7,872
Research and development expenses	730	655	2,161	1,984
Operating loss	(2,038)	(2,445)	(7,333)	(7,717)

Interest income	2	1	9	4
Interest expense	(131)	(91)	(329)	(235)
Debt cost expense	(145)	(37)	(229)	(101)
Other, net	(32)	-	(43)	(1)
Loss before provision for income taxes	(2,344)	(2,572)	(7,925)	(8,050)
Income tax (benefit) provision	(2)	4	-	10
Net loss	$(2,342)	$(2,576)	$(7,925)	$(8,060)

Net loss per common share - basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.22)

Weighted average shares used in computing net loss per common share - basic and diluted	44,258	36,955	44,164	36,904

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional	Treasury Stock			Total
	Number		Paid-in	Number		Accumulated	Stockholders’
	of Shares	Par Value	Capital	of Shares	Cost	Deficit	Equity
Balance at March 31, 2011	44,025	$440	$94,339	-	$-	$(88,255)	$6,524
Exercise of stock options	323	4	395	-	-	-	399
Issuance of restricted stock awards	406	4	-	-	-	-	4
Cancellation of restricted stock awards	(89)	(1)	-	-	-	-	(1)
Issuance of stock warrants	-	-	1,611	-	-	-	1,611
Common stock repurchased	-	-	-	5	(11)	-	(11)
Stock-based compensation expense	-	-	1,704	-	-	-	1,704
Net loss	-	-	-	-	-	(7,925)	(7,925)
Balance at December 31, 2011	44,665	$447	$98,049	5	$(11)	$(96,180)	$2,305

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,925)	$(8,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	559
Stock-based compensation expense	1,704	1,310
Issuance of restricted stock awards	3	7
Provision for (recovery of) bad debt expenses	1	(152)
Debt cost expense	229	101
Loss on disposal of fixed assets	39	-
Changes in assets and liabilities:
Accounts receivable	36	(348)
Inventories	508	(2,372)
Prepaid expenses and other current assets	63	720
Accounts payable	(518)	1,036
Accrued expenses	(48)	(168)
Accrued compensation	(37)	(428)
Advances from customers	(4,034)	3,669
Net cash used in operating activities	(9,361)	(4,126)
Cash flows from investing activities:
Purchase of property and equipment	(127)	(220)
Purchase of short-term investments	-	(149)
Proceeds from short-term investment sales/maturities	-	596
Proceeds from disposal of fixed assets	3	-
Net cash (used in) provided by investing activities	(124)	227
Cash flows from financing activities:
Advance on line of credit—related party	3,000	2,500
Payments for deferred debt cost	(5)	-
Payments of capital leases	(61)	(45)
Proceeds from exercise of stock options	399	112
Common stock repurchased	(11)	-
Net cash provided by financing activities	3,322	2,567
Net decrease in cash and cash equivalents	(6,163)	(1,332)
Cash and cash equivalents at beginning of period	$9,180	$2,540
Cash and cash equivalents at end of period	$3,017	$1,208

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$301	$58
Income taxes	$4	$27

Non-cash financing activities:
Issuance of stock warrants with line of credit—related party	$1,611	$117
Net transfers of inventory to fixed assets for use as demonstration equipment	$281	$551
Capital lease entered into for equipment purchase	$135	$88

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

Liquidity and Capital Resources

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2012 and 2013. We have funded the losses principally with cash flow from operations, advances under a $10.0 million revolving loan agreement (the “Agreement”) with our Chairman, Lewis C. Pell (the “Lender”), proceeds from equity financings (most recently the $10.5 million of proceeds we received from a private placement in January 2011), payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business in fiscal 2007, and the sale of other assets. We also received an aggregate of $6.4 million of deposits (the “Prepayments”) from two customers, Stryker and SpineView Inc. (“SpineView”), during fiscal 2011 to support anticipated sales orders, some of which have shipped through the third quarter of fiscal 2012 and the remainder are expected to ship over the course of the next few quarters. We have invested some of our working capital in inventory to fulfill these orders and forecasts provided from Stryker. We believe that at December 31, 2011, our cash on-hand and the remaining $2 million available, subject to certain conditions, under the Agreement will be sufficient to fund our working capital needs, capital expenditures, and future operating losses through December 31, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

We have recently filed a shelf registration statement for the registration of certain securities of the Company in connection with a possible sale of such securities from time to time. Depending on our public equity float during the time period prior to consummating a financing transaction and the availability of such financing, the registration statement could permit us to raise up to $25 million through the sale of our securities. The timing and terms of a financing, if any, pursuant to this registration statement have not yet been determined. There can be no assurance that any issuance of securities will be available on terms acceptable to us, if at all.

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

Note 4.     Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	December 31,	March 31,
	2011	2011
Raw materials	$4,408	$4,967
Work in process	400	324
Finished goods	498	805
Inventories, net	$5,306	$6,096

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 5. Advances from Customers

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement (the “Stryker Agreement”) under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes employ our patented slide-on EndoSheath technology, which are co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during the first half of fiscal 2013. Stryker will initially have the exclusive rights to distribute our cystoscopes, urology EndoSheath technology, and ureteroscopes, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We will recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to its end customers, based upon reports received from Stryker monthly. Such amounts have not been significant to date. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us.

During fiscal 2011, we received a prepayment from Stryker of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an advance from customer in our condensed consolidated balance sheet. During the three and nine months ended December 31, 2011, we recognized $1.1 million and $3.5 million in revenue, respectively, for delivery of cystocopes and EndoSheath technology. At December 31, 2011, the advance from customer balance pertaining to Stryker was $0.9 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy. Stryker will thereafter pay us for products supplied.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView, Inc. (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video surgical endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView surgical endoscope systems. We recorded this prepayment as an advance from customer in our condensed consolidated balance sheet. During the three and nine months ended December 31, 2011, we recognized $0.2 million and $0.6 million in revenue, respectively, for delivery of SpineView surgical endoscope systems. At December 31, 2011, the advance from customer balance pertaining to SpineView was $0.6 million. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter pay us for products supplied.

Note 6.     Line of Credit – Related Party

On September 30, 2011 (the “Effective Date”), we entered into the Agreement with the Lender providing for an additional $5.0 million in available loans (the “New Loan”) to us, in addition to $5.0 million previously borrowed under the Original Agreement (as defined below), for an aggregate loan of up to $10.0 million.

This Agreement amends and restates the original Revolving Loan Agreement between the Lender and us dated November 9, 2009 (the “Original Agreement”) pursuant to which we borrowed $5 million (the “Original Loan Amount”). Under the Agreement, we may draw up to the New Loan Amount until November 9, 2014 or such earlier time as the agreement is terminated in accordance with its terms. The Agreement extends the Original Loan Amount repayment date to be consistent with the New Loan Amount and extends the expiration date of the stock warrants issued under the Original Agreement to be consistent with the terms of the New Warrant (as defined below).

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

In connection with the Agreement, the Lender received a warrant to purchase an aggregate of 1,229,105 shares of our common stock at an exercise price of $2.034 per share (the “New Warrant”).  The New Warrant vested immediately upon issuance and expires on the later of the fifth anniversary of the Effective Date or one year after the termination of the Agreement (the “Expiration Date”) and repayment of all amounts due and payable under the Agreement. As part of the Original Agreement, the Lender received warrants to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share and up to 378,788 shares of our common stock at an exercise price of $1.65 per share.

We have accounted for the fair value of the New Warrant and incremental fair value arising from the extension of the maturity date of the old warrants as an increase to the deferred debt cost. Such deferred debt costs are amortized to expense over the term of the Agreement to its Expiration Date.

We estimated the fair value of all of the stock warrants issued on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. The following table summarizes Advances taken and warrant issuances:

		Number of	Fair Value of
	Amount of	Warrant Shares	Warrant Shares
Month	Advance	Vested	on Date Vested
December 2011	$2.0 million	--	--
September 2011	$1.0 million	1,229,105	$1.5 million
December 2010	$0.5 million	37,879	$30 thousand
June 2010	$2.0 million	151,515	$87 thousand
March 2010	$2.5 million	189,394	$106 thousand
November 2009	n/a	272,727	$221 thousand
Total	$8.0 million	1,880,620	$2.0 million

At December 31, 2011, we had $8.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $10.0 million revolving loan expires in November 2014, at which time we must repay all outstanding borrowings and interest and fees under the Agreement.

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for the three and nine months ended December 31, 2011 and 2010 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Debt cost expense	$145	$37	$229	$101
Interest expense	124	88	315	226

At December 31, 2011, we had $0.1 million in accrued interest related to the Agreement, which is included in accrued expenses on our condensed consolidated balance sheet.

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

•
The 2007 Stock Incentive Plan (the “2007 Plan”), approved by stockholders in August 2007, authorized the issuance of up to 4,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards. On July 12, 2010, our Board and on September 2, 2010, our stockholders approved an amendment to the 2007 Plan to increase the authorized shares issuable under the plan to 5,000,000 shares of common stock. The Board approved an amendment to the 2007 Plan to further increase the number of authorized shares issuable under the plan to 7,000,000 shares of common stock, subject to stockholder approval at our fiscal 2012 annual meeting scheduled to be held in July 2012.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Risk-free interest rate	1.60%	2.15%	1.48%	2.72%
Expected life (in years)	7.3	7.6	6.3	6.9
Expected volatility	83%	86%	86%	84%
Expected dividend yield	--	--	--	--

Stock-based compensation expense for the three and nine months ended December 31, 2011 and 2010 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of sales	$46	$48	$126	$185
Selling, general, and administrative expenses	254	311	1,528	1,058
Research and development expenses	21	19	50	67
Total stock-based compensation expense	$321	$378	$1,704	$1,310

At December 31, 2011, unrecognized stock-based compensation expense related to stock options was approximately $2.5 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes stock options activity for the nine months ended December 31, 2011:

				Weighted
			Weighted	Average
	Number	Exercise	Average	Remaining
	of Shares	Price Range	Exercise Price	Contractual Life
Outstanding at March 31, 2011	6,558,701	$0.79 – $5.10	$2.31	5.3
Granted	1,730,450	$1.84 – $2.78	2.36
Exercised	(323,551)	$0.85 – $2.05	1.23
Canceled	(253,875)	$0.85 – $5.10	1.99
Outstanding at December 31, 2011	7,711,725	$0.79 – $4.88	$1.97	5.5
Vested and expected to vest at December 31, 2011	7,280,211	$0.79 – $4.88	$1.92	5.4
Exercisable at December 31, 2011	5,503,150	$0.79 – $4.88	$1.82	4.2

During the three months ended September 30, 2011, in connection with the appointment of Cynthia Ansari as our Chief Executive Officer, we granted her 750,000 options to purchase our common stock at a price of $2.22 per share. These options vest as follows:  25% (187,500) upon her start date (August 11, 2011) and 25% on each of the first, second, and third year anniversaries of her start date. Ms. Ansari will also be granted an additional 750,000 stock options on the first year anniversary of her start date, subject to increase of the securitites authorized under the 2007 Plan, with this grant vesting over four years, with 25% vesting on each of the first, second, third, and fourth anniversaries of the grant.

The weighted average fair value of options granted during the three months ended December 31, 2011 and 2010 was $1.65 and $0.98 per share, respectively. The weighted average fair value of options granted during the nine months ended December 31, 2011 and 2010 was $1.68 and $0.82 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $2.9 million for stock options outstanding, $2.6 million for stock options exercisable, and $2.8 million for stock options vested and expected to vest as of December 31, 2011. The total intrinsic value for stock options exercised during the three months ended December 31, 2011 and 2010 was approximately $101 thousand and $1 thousand, respectively. The total intrinsic value for stock options exercised during the nine months ended December 31, 2011 and 2010 was approximately $382 thousand and $22 thousand, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Stock Warrants

We had 1,880,620 stock warrants related to our line of credit – related party outstanding with a weighted average exercise price of $1.86 at December 31, 2011. At December 31, 2011, unrecognized debt cost expense related to the stock warrants was approximately $1.7 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock

During the nine months ended December 31, 2011, we granted 366,089 shares and 40,000 shares of restricted stock to management and outside directors of our Board, respectively, under our 2007 Plan. At the time of her appointment, Ms. Ansari was granted 118,244 shares of restricted stock, which is included in the number granted to management during the period. The restrictions on 59,122 shares of restricted stock issued to Ms. Ansari lapse in quarterly installments starting on each of June 30, 2012, September 30, 2012, December 31, 2012, and March 30, 2013. The restrictions on the remainder will lapse consistent with the shares of restricted stock granted to the other management employees. Those restrictions lapse after certain Company (net sales and operating loss) and individual milestones are met followed by a four-year graded vesting schedule. Irrespective of achieving the Company milestones, management will receive 25% of their restricted stock award if their individual milestones are met. The restrictions for the restricted stock awards granted to outside directors lapse quarterly over a one-year period.

The following table summarizes restricted stock activity for the nine months ended December 31, 2011:

		Weighted
	Number	Average
	of Shares	Grant Price
Nonvested at March 31, 2011	40,000	$2.00
Granted	406,089	2.53
Vested	(35,000)	2.01
Forfeited	(89,483)	2.68
Nonvested at December 31, 2011	321,606	$2.48

We determined stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognized expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

During the nine months ended December 31, 2011, we recognized approximately $0.2 million of stock-based compensation expense related to performance based restricted stock awards. At December 31, 2011, unrecognized stock-based compensation expense related to nonvested awards was approximately $0.6 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Note 8. Treasury Stock

We repurchased 4,902 shares of our common stock at its fair value for a cost of $11 thousand during the nine months ended December 31, 2011. The shares were purchased from a management employee to cover income tax withholdings upon the lapse of restrictions on a restricted stock award. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during the remainder of fiscal 2012.

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

The following table presents key financial highlights, by reportable segments:

Three months ended December 31,	Medical	Industrial	Adjustments *	Consolidated
2011
Net sales	$3,568	$746	$-	$4,314
Gross profit	1,079	278	-	1,357
Operating loss	(2,017)	(21)	-	(2,038)
Interest expense, net	(129)	-	-	(129)
Depreciation and amortization	205	11	-	216
Stock-based compensation expense	286	35	-	321
Total assets	14,558	1,502	(2,076)	13,984
Expenditures for fixed assets	21	-	-	21

2010
Net sales	$2,068	$647	$-	$2,715
Gross profit	620	189	-	809
Operating loss	(2,404)	(41)	-	(2,445)
Interest expense, net	(90)	-	-	(90)
Depreciation and amortization	175	9	-	184
Stock-based compensation expense	357	21	-	378
Total assets	11,299	2,622	(2,284)	11,637
Expenditures for fixed assets	159	-	-	159

Nine months ended December 31,
2011
Net sales	$10,057	$2,038	$-	$12,095
Gross profit	3,122	760	-	3,882
Operating loss	(7,117)	(216)	-	(7,333)
Interest expense, net	(320)	-	-	(320)
Depreciation and amortization	584	34	-	618
Stock-based compensation expense	1,609	95	-	1,704
Expenditures for fixed assets	127	-	-	127

2010
Net sales	$5,909	$1,762	$-	$7,671
Gross profit	1,589	550	-	2,139
Operating loss	(7,542)	(175)	-	(7,717)
Interest expense, net	(231)	-	-	(231)
Depreciation and amortization	538	21	-	559
Stock-based compensation expense	1,231	79	-	1,310
Expenditures for fixed assets	220	-	-	220

	December 31,
* Adjustments	2011	2010
Intercompany eliminations	$(1,390)	$(1,512)
Investment in subsidiaries	(686)	(772)
Total adjustments	$(2,076)	$(2,284)

The following table presents the reconciliation to loss before provision for income taxes for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Reconciliation to loss before provision for income taxes:	2011	2010	2011	2010
Operating loss	$(2,038)	$(2,445)	$(7,333)	$(7,717)
Interest expense, net	(129)	(90)	(320)	(231)
Debt cost expense	(145)	(37)	(229)	(101)
Other, net	(32)	-	(43)	(1)
Loss before provision for income taxes	$(2,344)	$(2,572)	$(7,925)	$(8,050)

Note 10. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options, warrants, and restricted stock of 9,913,951 shares and 8,078,221 shares as of December 31, 2011 and 2010, respectively, were excluded from the calculation of fully diluted loss per share as their inclusion would have been anti-dilutive due to our net loss per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Such factors include, but are not limited to, further weakening of economic conditions that could adversely affect the level of demand for our products; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our ability to sell products to Stryker in at least the amounts necessary to retain the remainder of the prepayments received from Stryker; Stryker’s ability to successfully market and sell the products we manufacture for them and to do so at prices that are favorable to us; pricing pressures, including cost-containment measures which could adversely affect the price of, or demand for, our products; availability of parts on acceptable terms; our ability to design new products and the success of such new products; changes in foreign exchange markets; changes in financial markets and changes in the competitive environment. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability of third-party reimbursement; government regulation; the availability of raw material components; our ability to satisfactorily distribute our ENT endoscopes without an arrangement with Medtronic; our dependence on certain distributors and customers; our ability to effect expected sales to Stryker (and the expected margin of such sales); competition; technological difficulties; product recalls; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

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

Value Proposition and Strategy

We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability. Our EndoSheath technology allows our customers to buy fewer endoscopes to service their patients and enables a higher patient throughput. Our single-use EndoSheath technology provides a sterile barrier between patients and our reusable endoscopes, eliminating the need for time-consuming reprocessing routines necessary with conventional endoscopes. Our endoscopes are therefore typically ready for the next procedure in ten minutes, unlike conventional endoscopes which may take from 45 minutes to up to 24 hours to reprocess. We believe our EndoSheath technology is the solution to the challenges and problems with conventional flexible endoscopes.  By offering a technology that provides simpler and quicker endoscope reprocessing and sterility derived from use of a single-use disposable sheath, we have removed the limitations of conventional flexible endoscopy.

Our goal is to become a customer-centric organization with a focus on enhancing shareholder value.  We are doing this by:

•	Growing our sales force in the U.S. by adding proven MedSurg device sales professionals;
•	Targeting acute care facilities and office-based clinics that recognize patient safety and the patient experience as a primary value position;
•	Capitalizing on our extensive and relevant library of published clinical studies on the efficacy and safety of our EndoSheath technology; and
•	Enhancing our professional educational programs to allow healthcare professionals to teach other healthcare professionals.

New Product Development and Release

During the first quarter of fiscal 2012, we launched a new “small diameter”, 2.4mm 4000 Series fiberscope, the ENT-4500, and in the second quarter of fiscal 2012, the second generation of our 5000 Series video processor, which features upgraded software providing our customers with additional features and superior image quality, was released.

In fiscal 2013, we expect to launch a number of products from our new 7000 Series endoscopy platform, expanding our product portfolio. In the first half, we will release a new, high-performance, streamlined digital processor model, the DPU-7000. The 7000 Series platform offers a full array of expanded features, such as a superior user interface, video and voice recording capabilities, and a number of practice-integrating functions. We also expect to release our first CCD-based flexible ureteroscope, which will be the smallest CCD-based video endoscope in the marketplace today.

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

This Agreement amends and restates the original Revolving Loan Agreement between the Lender and us dated November 9, 2009 (the “Original Agreement”) pursuant to which we borrowed $5 million (the “Original Loan Amount”). Under the Agreement, we may draw up to the New Loan Amount until November 9, 2014 or such earlier time as the agreement is terminated in accordance with its terms. The Agreement extends the Original Loan Amount repayment date to be consistent with the New Loan Amount and extends the expiration date of the stock warrants issued under the Original Agreement to be consistent with the terms of the New Warrant (as defined below).

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

In connection with the Agreement, the Lender received a warrant to purchase an aggregate of 1,229,105 shares of our common stock at an exercise price of $2.034 per share (the “New Warrant”).  The New Warrant vested immediately upon issuance and expires on the later of the fifth anniversary of the New Warrant or one year after the termination of the Agreement (the “Expiration Date”) and repayment of all amounts due and payable thereunder. As part of the Original Agreement, the Lender received warrants to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share and up to 378,788 shares of our common stock at an exercise price of $1.65 per share.

At December 31, 2011, we had $8.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $10.0 million revolving loan expires in November 2014, at which time we must repay all outstanding borrowings and interest and fees under the Agreement.

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes employ our patented slide-on EndoSheath technology, which are co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during the first half of fiscal 2013. Stryker will initially have the exclusive rights to distribute products, including cystoscopes, urology EndoSheath technology, and ureteroscopes manufactured by us, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We will recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to its end customers, based upon reports received from Stryker monthly. Such amounts have not been significant to date. There is no cost of sales associated with revenue under this second step. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us.

During fiscal 2011, we received a prepayment from Stryker of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an advance from customer in our condensed consolidated balance sheet. During the three and nine months ended December 31, 2011, we recognized $1.1 million and $3.5 million in revenue, respectively, for delivery of cystocopes and EndoSheath technology. At December 31, 2011, the advance from customer balance pertaining to Stryker was $0.9 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy. Stryker will thereafter pay us for products supplied.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video surgical endoscope to SpineView for use with SpineView’s products. In September 2010, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView surgical endoscope systems. We recorded this prepayment as an advance from customer in our condensed consolidated balance sheet. During the three and nine months ended December 31, 2011, we recognized $0.2 million and $0.6 million in revenue, respectively, for delivery of SpineView surgical endoscope systems. At December 31, 2011, the advance from customer balance pertaining to SpineView was $0.6 million. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter pay us for products supplied.

Results of Operations (in thousands, except percentages)

Net Sales

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Net sales by operating segment and by market/category for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Market/Category	2011	2010	Change	2011	2010	Change
ENT and TNE	$840	$751	12%	$2,195	$1,775	24%
Urology	1,839	827	122%	5,251	2,471	113%
Pulmonology	254	70	263%	563	541	4%
Spine	186	-	n/m *	612	74	727%
Repairs, peripherals, and accessories	449	420	7%	1,436	1,048	37%
Total medical sales	3,568	2,068	73%	10,057	5,909	70%
Borescopes	583	442	32%	1,542	1,223	26%
Repairs	163	205	-20%	496	539	-8%
Total industrial sales	746	647	15%	2,038	1,762	16%
Net sales	$4,314	$2,715	59%	$12,095	$7,671	58%

* not meaningful

Net sales increased $1.6 million, or 59%, in the third quarter of fiscal 2012 to $4.3 million compared to $2.7 million in the third quarter of fiscal 2011. During the third quarter of fiscal 2012, our medical segment’s net sales of $3.6 million increased by $1.5 million, or 73%, primarily attributable to higher sales our endoscopes and EndoSheath disposables in the urology market as a result of the Stryker Agreement. Our industrial segment’s net sales of $0.7 million increased by $0.1 million, or 15%, primarily attributable to higher borescope sales. This operating segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

Net sales increased $4.4 million, or 58%, in the first nine months of fiscal 2012 to $12.1 million compared to $7.7 million in the first nine months of fiscal 2011. During the first nine months of fiscal 2012, our medical segment’s net sales of $10.1 million increased by $4.1 million, or 70%, primarily attributable to higher sales of our endoscopes and EndoSheath disposables in the urology market as a result of the Stryker Agreement. Our industrial segment’s net sales of $2.0 million increased by $0.3 million, or 16%, primarily attributable to higher borescope sales.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Market/Category	2011	2010	Change	2011	2010	Change
ENT and TNE
Endoscopes	$819	$728	13%	$2,130	$1,733	23%
Slide-On EndoSheaths	21	23	-9%	65	42	55%
Total ENT/TNE market	840	751	12%	2,195	1,775	24%

Urology
Endoscopes	953	331	188%	2,975	1,135	162%
Slide-On EndoSheaths	886	496	79%	2,276	1,336	70%
Total urology market	1,839	827	122%	5,251	2,471	113%

Pulmonology
Endoscopes	203	37	449%	462	475	-3%
Slide-On EndoSheaths	51	33	55%	101	66	53%
Total pulmonology market	254	70	263%	563	541	4%

Spine
Endoscopes	186	-	n/m *	612	74	727%

Repairs, peripherals, and accessories	449	420	7%	1,436	1,048	37%
Total medical sales	$3,568	$2,068	73%	$10,057	$5,909	70%

Product
Endoscopes	$2,161	$1,096	97%	$6,179	$3,417	81%
Slide-On EndoSheaths	958	552	74%	2,442	1,444	69%
Repairs, peripherals, and accessories	449	420	7%	1,436	1,048	37%
Total medical sales	$3,568	$2,068	73%	$10,057	$5,909	70%

* not meaningful

Net sales to the ENT and TNE markets were $0.8 million and $2.2 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $0.1 million (12%) and $0.4 million (24%) over the same periods in fiscal 2011. Continued expansion in the GI and bariatric surgery markets and growth in our customer base in the ENT market contributed to the year-over-year growth.

Net sales to the urology market were $1.8 million and $5.3 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $1.0 million (122%) and $2.8 million (113%) over the same periods in fiscal 2011. The year-over-year growth was primarily attributable to the expanded U.S. distribution of our flexible video and fiber cystoscopes and related EndoSheath products to Stryker after their launch of these products in April 2011.

Net sales to the pulmonology market were $0.3 million and $0.6 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $184 thousand (263%) and $22 thousand (4%) over the same periods in fiscal 2011. We continue to increase our customer base and realize further penetration in this market space.

Net sales to SpineView were $0.2 million and $0.6 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $0.2 million and $0.5 million (727%) over the same periods in fiscal 2011. We continue to fulfill the initial stocking order of 50 video surgical endoscope systems to SpineView.

Net sales of repairs, peripherals, and accessories were $0.4 million and $1.4 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $29 thousand (7%) and $388 thousand (37%) over the same periods in fiscal 2011. The increased demand of peripherals and accessories for our urology endoscopes as a result of the Stryker Agreement contributed to the year-over-year growth.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three and nine months ended December 31, 2011 and 2010 was as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Gross Profit	2011	2010	Change	2011	2010	Change
Medical	$1,079	$620	74%	$3,122	$1,589	96%
As percentage of net sales	30%	30%	0%	31%	27%	4%
Industrial	278	189	47%	760	550	38%
As percentage of net sales	37%	29%	8%	37%	31%	6%
Gross profit	$1,357	$809	68%	$3,882	$2,139	81%
Gross margin percentage	31%	30%	1%	32%	28%	4%

Gross profit was $1.4 million and $3.9 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $0.5 million (68%) and $1.7 million (81%) over the same periods in fiscal 2011. Gross margin percentage was 31% and 32% in the third quarter and first nine months of fiscal 2012, respectively, representing an increase of 1% and 4% over the same periods in fiscal 2011. The year-over-year increases in gross margin are largely driven by a more favorable sales mix towards products with higher gross margins and favorable manufacturing variances as a result of manufacturing efficiencies.

Operating Expenses

Operating expenses by operating segment for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Operating Expenses	2011	2010	Change	2011	2010	Change
SG&A expenses
Medical	$2,366	$2,369	0%	$8,078	$7,147	13%
Industrial	299	230	30%	976	725	35%
Total SG&A expenses	2,665	2,599	3%	9,054	7,872	15%
R&D expenses
Medical	730	655	11%	2,161	1,984	9%
Industrial	-	-	-	-	-	-
Total R&D expenses	730	655	11%	2,161	1,984	9%
Total operating expenses	$3,395	$3,254	4%	$11,215	$9,856	14%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses were $2.7 million and $9.1 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $0.1 million (3%) and $1.2 million (15%) over the same periods in fiscal 2011. These increases were primarily attributable to higher stock-based compensation expense, higher sales commissions due to the overall growth of our net sales, and increased spending on sales and marketing consulting activities. Prior year SG&A expenses benefited from the recovery of bad debt expense for a delinquent account, which was not repeated in the current fiscal year and also contributed to the year-over-year increase.

Research & Development (“R&D”) Expenses

R&D expenses were $0.7 million and $2.2 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $0.1 million (11%) and $0.2 million (9%) over the same periods in fiscal 2011. These increases were primarily attributable to higher product development costs associated with our next generation digital processing units. We remain committed to improving the quality of our existing products and enhancing our product offerings with new technologies.

Other (Expense) Income

Other (expense) income for the three and nine months ended December 31, 2011 and 2010 was as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Other (Expense) Income	2011	2010	Change	2011	2010	Change
Interest income	$2	$1	100%	$9	$4	125%
Interest expense	(131)	(91)	44%	(329)	(235)	40%
Debt cost expense	(145)	(37)	292%	(229)	(101)	127%
Other, net	(32)	-	n/m *	(43)	(1)	4200%
Other expense	$(306)	$(127)	141%	$(592)	$(333)	78%

* not meaningful

Other expense was $0.3 million and $0.6 million in the third quarter and first nine months of fiscal 2012, respectively, representing increases of $0.2 million (141%) and $0.3 million (78%) over the same periods in fiscal 2011. These increases were primarily attributable to the accrued interest on the outstanding borrowings under the line of credit – related party and the amortization of the deferred debt cost associated with the warrant shares issued in connection with the line of credit – related party.

Net Loss

Net loss for the three and nine months ended December 31, 2011 and 2010 was as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Net Loss	2011	2010	Change	2011	2010	Change
Loss before provision for income taxes	$(2,344)	$(2,572)	-9%	$(7,925)	$(8,050)	-2%
Income tax (benefit) provision	(2)	4	-150%	-	10	-100%
Net loss	$(2,342)	$(2,576)	-9%	$(7,925)	$(8,060)	-2%

Net loss was $2.3 million and $7.9 million in the third quarter and first nine months of fiscal 2012, respectively, representing decreases of $0.2 million (-9%) and $0.1 million (-2%) over the same periods in fiscal 2011. These decreases were primarily attributable to a higher gross profit, partially offset by higher operating expenses.

Liquidity and Capital Resources

The following table summarizes selected financial information and statistics as of December 31, 2011 and March 31, 2011:

	December 31,	March 31,
	2011	2011
Cash and cash equivalents	$3,017	$9,180
Accounts receivable, net	$1,555	$1,592
Inventories, net	$5,306	$6,096
Working capital	$6,583	$9,033

At December 31, 2011, our principal source of liquidity was working capital of approximately $6.6 million, including $3.0 million in cash and cash equivalents. We also have $2 million of available borrowing, subject to certain conditions, under the Agreement. Our cash and cash equivalents decreased $6.2 million during the first nine months of fiscal 2012. The decrease was primarily attributable to cash used to fund our operations and cover the net loss sustained during the period.

In the first nine months of fiscal 2012, we used $9.4 million of net cash in our operating activities compared to $4.1 million in the first nine months of fiscal 2011. The increase in cash used in operations was primarily attributable to the reduction of advances from customers (i.e., sales of products to customers who already prepaid for such products in fiscal 2011), partially offset by lower inventories as we continue to fulfill orders for the remaining customer advances. The first nine months of fiscal 2011 benefited from the receipt of these customer advances, which was not repeated in the current fiscal year.

In the first nine months of fiscal 2012, we used $0.1 million of net cash in our investing activities compared to the $0.2 million provided by such activities in the first nine months of fiscal 2011. The first nine months of fiscal 2011 benefited from the proceeds yielded from sales and maturities of our short-term investments.

In the first nine months of fiscal 2012, we provided $3.3 million of net cash from our financing activities compared to $2.6 million in the first nine months of fiscal 2011. The increase was primarily attributable to a higher Advance taken on the Loan during the first nine months of fiscal 2012.

We have incurred losses since our inception, and losses are expected to continue through at least fiscal years 2012 and 2013. We have funded the losses principally with cash flow from operations, advances under the Agreement, proceeds from equity financings (most recently the $10.5 million of proceeds we received from a private placement in January 2011), payments from Medtronic related to the sale of certain assets related to our ENT EndoSheath technology business in fiscal 2007, and the sale of other assets. We also received an aggregate of $6.4 million of deposits (the “Prepayments”) from two customers, Stryker and SpineView, during fiscal 2011 to support anticipated sales orders, some of which have shipped through the third quarter of fiscal 2012 and the remainder are expected to ship over the course of the next few quarters. We have invested some of our working capital in inventory to fulfill these orders and forecasts provided from Stryker. We believe that at December 31, 2011, our cash on-hand and the remaining $2 million available, subject to certain conditions, under the Agreement will be sufficient to fund our working capital needs, capital expenditures, and future operating losses through December 31, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

We have recently filed a shelf registration statement for the registration of certain securities of the Company in connection with a possible sale of such securities from time to time. Depending on our public equity float during the time period prior to consummating a financing transaction and the availability of such financing, the registration statement could permit us to raise up to $25 million through the sale of our securities. The timing and terms of a financing, if any, pursuant to this registration statement have not yet been determined. There can be no assurance that any issuance of securities will be available on terms acceptable to us, if at all.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three and nine months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate a negative cash flow during fiscal years 2012 and 2013, because of spending for research and development, increasing our global network of independent sales representatives and distributors, continued investment in a direct sales force for the North American market, general business operations, and capital expenditures. As of December 31, 2011, we had cash and cash equivalents totaling approximately $3.0 million. We expect that our cash at December 31, 2011 and the remaining $2 million available, subject to certain conditions, under the Agreement will be sufficient to fund our operations until December 31, 2012. However, if our performance expectations fall short (including generating expected sales from Stryker and SpineView) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on repurchases by us of our common stock during the three months ended December 31, 2011.

	Total	Average	Total Number of	Maximum Number of
	Number of	Price	Shares Purchased as	Shares that May Yet
	Shares	Paid	Part of Publicly	Be Purchased Under
Fiscal Period	Purchased	Per Share	Announced Programs	the Programs
10/01/11 - 10/31/11	-	$-	-	-
11/01/11 - 11/30/11	-	-	-	-
12/01/11 - 12/31/11	1,634	2.15	-	-
Total	1,634	$2.15	-	-

The shares were purchased from a management employee to cover income tax withholdings as result of the lapsing of restrictions on a restricted stock award. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during the remainder of fiscal 2012.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

[Removed and Reserved]

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

VISION-SCIENCES, INC.

Date: January 31, 2012	/s/ Cynthia Ansari
Cynthia Ansari
Chief Executive Officer (Duly Authorized Officer)

Date: January 31, 2012	/s/ Katherine L. Wolf
Katherine L. Wolf
Chief Financial Officer and EVP, Corporate Development
(Principal Financial Officer and
Principal Accounting Officer)