Form 10-K
period 2012-03-31
VISION SCIENCES INC /DE/
filed 2012-05-25
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-20970

VISION-SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3430173 (I.R.S. Employer Identification No.)
40 Ramland Road South, Orangeburg, NY (Address of principal executive offices)	10962 (Zip Code)

(845) 365-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value of $0.01 (Title of class)	The NASDAQ Capital Market (Name on exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ was $51,716,624. The registrant has no non-voting common stock.

Number of shares outstanding of the registrant’s common stock as of May 18, 2012 was 46,175,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2012 Annual Meeting of Shareholders (the 2012 proxy statement) are incorporated by reference into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include the availability of capital resources; the availability and adequacy of third-party reimbursement; government regulation; the availability of raw material components; our dependence on certain distributors and customers; our ability to effect expected sales to Stryker (and the expected margin of such sales); competition; technological difficulties; product recalls; general economic conditions and other risks detailed in this Annual Report on Form 10-K and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Item 1.  Business

General

Vision-Sciences, Inc. and its subsidiaries (the “Company,” which may be referred to as “our”, “us”, or “we”) designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States (“U.S.”) and independent distributors for the rest of the world. With respect to our urology products, we are the exclusive supplier to the Endoscopy Division of Stryker Corporation (“Stryker”). Our largest geographic markets are the U.S. and Europe.

We were incorporated in Delaware, and are the successor to operations originally begun in 1987. In December 1990, we acquired Machida Incorporated (“Machida”) and it became our wholly-owned subsidiary. We own the U.S.-registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®.  Not all products referenced in this report are approved or cleared for sale, distribution, or use in the U.S. or international markets.

Our principal executive offices are currently located at 40 Ramland Road South, Orangeburg, New York 10962. Our telephone number is (845) 365-0600. Our corporate website is www.visionsciences.com. Information included on, or accessible though, our website is not deemed to be incorporated into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available all of our SEC filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All filings are available free of charge.

Business Segments

We have two reportable business segments, medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

Medical

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our flexible fiber and video endoscopes and our EndoSheath technology, for a variety of specialties and markets. Our flexible endoscopes are unlike conventional endoscopes, and when utilized with our EndoSheath technology, offer a multitude of benefits and advantages to the healthcare practitioner and patient.

We target six market spaces for our endoscopes and our EndoSheath technology:

•
Urology – we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians. Pursuant to our agreement dated as of September 22, 2010 with Stryker, we supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products (the “Stryker Agreement”) (See Exclusive Urology Supply Agreement with Stryker in the Medical Segment: Business Development section below for additional information).

•
Pulmonology (Critical Care) – we manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians.

•
Surgery – we manufacture, market, and sell our TNE (trans-nasal esophagoscopy) endoscope and EndoSheath technology to general surgeons, primarily bariatric and gastroesophageal reflux disease (“GERD”) surgeons.

•
Gastroenterology – we manufacture, market, and sell our TNE endoscopes and EndoSheath technology to gastroenterology (“GI”) physicians, ear, nose, and throat (“ENT”) physicians and others with a GI focus as part of their practice.

•	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT endoscopes to ENT physicians.
•
Spine – pursuant to our agreement dated as of June 19, 2008 with SpineView, Inc. (“SpineView”), we supply to SpineView our flexible video surgical endoscope systems for use with SpineView’s products (See SpineView Development and Supply Agreement in the Medical Segment: Business Development section below for additional information).

Our proprietary reusable flexible endoscope is combined with a single-use, sterile protective EndoSheath disposable, which is placed over the patient contact area of the scope. Our “always sterile” EndoSheath technology reduces the risks of cross-contamination associated with the reuse of conventional endoscopes, which are difficult, costly, and time consuming to clean and disinfect or sterilize, a practice known as reprocessing. In November 2011, the ECRI Institute listed cross-contamination from flexible endoscopes as the fourth most dangerous hazard on its list of the top-ten health technology hazards for 2012. The use of our EndoSheath technology allows healthcare providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the U.S. Food and Drug Administration (the “FDA”) for conventional endoscopes. The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings. With our EndoSheath technology we are able to reduce the steps to reprocess flexible endoscopes from approximately 27 to three, thereby lowering costs and saving time. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

Industrial

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

For more information on Machida’s products, please refer to its website at www.machidascope.com. Information included on, or accessible though, Machida’s website is not deemed to be incorporated into this Annual Report on Form 10-K.

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

We have adopted a written Code of Ethics and Business Conduct that applies to all our employees. The Code of Ethics and Business Conduct is posted on our website under the Corporate Governance section in the Investors caption. We intend to disclose any amendments to, or waivers from, the Code of Ethics and Business Conduct on our website. In addition, our Company’s audit committee charter and governance and nominating committee charter are also posted on our website. A copy of any of these documents is available, free of charge, upon written request sent to Vision-Sciences, Inc. 40 Ramland Road South, Orangeburg, New York 10962, Attention: Corporate Governance.

Information included on, or accessible through, our website is not deemed to be incorporated into this Annual Report on Form 10-K.

Medical Segment: Vision-Sciences, Inc.

Endoscopy Background

Endoscopy is a minimally invasive technique used with increasing frequency in several medical applications including a growing number of screening, diagnostic and therapeutic procedures. Endoscopic therapeutic procedures, unlike more traditional “open” surgical procedures, can be performed without a major incision and are therefore safer and less expensive than traditional surgical procedures. Endoscopic procedures are typically performed on an outpatient basis, generally involving less recovery time and patient discomfort than traditional surgery. The significant patient benefits and cost savings associated with endoscopy have caused many governmental reimbursement programs and private health insurance plans to encourage the use of endoscopic procedures in a number of medical applications. In many instances, eliminating hospital visits through the use of endoscopes allows physicians to receive higher insurance reimbursement for performing procedures in their offices compared to performing them in hospitals.

 Flexible endoscopes are tubular instruments with plastic parts and components that enter the body through a natural orifice, enabling physicians to view the interior of an organ or body cavity remotely and perform various screening, diagnostic and therapeutic procedures. Flexible endoscopes generally utilize fiber optic bundles or video camera technology for image production. Physicians steer and maneuver the distal portion of a flexible endoscope with control levers, or knobs, on the endoscope’s handle in order to access body regions through lengthy and twisted passageways and perform a variety of procedures, such as taking biopsies and retrieval of foreign objects. Most conventional flexible endoscopes contain working channels, which run the length of the endoscope for delivery of air, water, suction and accessory devices, such as biopsy forceps and cutting instruments.

 Flexible endoscopes are widely used in hospitals, clinics and physicians’ offices, primarily on an outpatient basis. We estimate based on various industry sources that over 20 million flexible endoscopic procedures are performed annually in the U.S.

Our Markets

While endoscopes are used in a number of specialties and sub-specialties, our flexible fiber and video endoscopes are currently designed for screening, diagnostic and therapeutic procedures in six primary fields: urology, pulmonology (critical care), surgery, GI, ENT, and spine.

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

Bronchoscopes (Critical Care).   Pulmonology endoscopes, generally referred to as bronchoscopes, allow for detailed viewing of the upper airway and lungs.  Flexible bronchoscopes are commonly used to diagnose and treat upper airway diseases such as lung cancer, emphysema and a variety of airway disorders. Additionally, bronchoscopes are utilized throughout the critical care setting to manage patients with obstructed airways. Based on industry sources, we estimate that approximately one million bronchoscopies are performed annually in the U.S., typically by intensivists, pulmonologists, thoracic surgeons and other airway management-related physicians.

GI Endoscopes.   The three primary endoscopes of this specialty are generally broken out into two areas, upper and lower GI tracts, and are commonly referred to as gastroscopes (upper), and colonoscopes and sigmoidoscopes (lower). Our product offering currently addresses the upper GI area. Gastroscopy (esophagogastro-duodenoscopy or EGD) is performed for diagnosing and treating ulcers, intestinal bleeding, esophagitis, gastritis, polyps, cancers, lesions, GERD and GI bleeding, and also for examining the anatomy of the stomach pre- and post-operatively (as in the case of bariatric surgery). Based on the 2009 Frost & Sullivan report U.S. Endoscope Market it is estimated that over three million gastroscopic procedures are performed in the U.S. annually. These procedures are generally performed in an outpatient setting by GI physicians and nurse practitioners in hospitals, clinics, and physicians’ offices.

An emerging procedure referred to as trans-nasal esophagoscopy, or TNE, offers a new methodology for improving the surveillance, diagnostics, and treatment of esophageal disorders. Allowing practitioners to pass a small diameter endoscope through the nose eliminates the need for upper GI patient sedation, permitting immediate visual diagnostics of the esophagus. This procedure provides physicians the opportunity to diagnose the extent of GERD, reflux, esophageal cancer, and other disorders during an initial consultation, rather than scheduling patients for a future visual exam that requires sedation. Based on industry sources, we believe that over 50 million people in the U.S. suffer from GERD, reflux or other heartburn-related issues.  We believe the TNE procedure may provide the opportunity for far greater early detection and treatment of deadly disorders, such as esophageal cancer. TNE, with its procedural simplicity, may also present physicians a better tool for monitoring patient pathology progress, such as continued review of Barrett’s esophagus (a condition in which the tissue lining the esophagus is replaced by tissue that is similar to the lining of the intestine, referred to as intestinal metaplasia).

Surgery.   The TNE endoscope is being used by bariatric surgeons to visually examine their patients, both pre- and post-operatively, to manage gastric bypass and gastric sleeve patients.  According to the HealthGrades Fifth Annual Bariatric Surgery Trends Survey dated May 2010, since 1992 bariatric surgery procedures in the U.S. have grown at a compound annual rate of over 15%, and, as of 2010, there were approximately 220,000 procedures performed annually.  The TNE procedure allows bariatric surgeons to inspect their patients’ anatomy without having to refer the patient to a GI physician for a sedated EGD procedure.

ENT Endoscopes.   These endoscopes, generally referred to as flexible laryngoscopes, typically do not have channels, and are used for viewing the nose and throat, specifically the larynx, for diagnosing and treating throat cancer, chronic cough, hoarseness, sleep apnea, vocal cord dysfunction, and swallowing disorders. We estimate based on industry sources that over one million flexible laryngoscopies are performed annually in the U.S., generally by otolaryngologists (ENT physicians) and allergists in an outpatient setting within hospitals, clinics and physicians’ offices.

Spine.   Our visualization platform is a key enabling technology for SpineView as we believe it revolutionizes the minimally invasive surgery (“MIS”) spine market. We estimate based on industry sources that the MIS spine market is approximately $1 billion, and growing at a compound annual rate of approximately 15%.  We designed a 2.0mm charge-coupled device (“CCD”) based video surgical endoscope exclusively for SpineView. We believe this 2.0mm video endoscope will be the smallest on the market.

Problems with Conventional Flexible Endoscopes

While flexible endoscopy represents a significant advance in the field of clinical medicine, conventional flexible endoscopes (those endoscopes without sterile, disposable EndoSheath technology) may present a number of health risks and problems to both patients and medical personnel. Flexible endoscopes are intended for repeated use in thousands of procedures, and depending on the area of use, come in contact with the patient’s blood, tissue, mucus, saliva, urine or stool. Conventional flexible endoscopes without EndoSheath technology must be meticulously and manually cleaned and disinfected or sterilized after each procedure using complex routines, a practice known as reprocessing. Reprocessing of conventional endoscopes involves approximately 27 steps and takes from 45 minutes to up to 24 hours to complete. The design of conventional endoscopes, especially those with  working channels which run the length of the endoscope, makes it difficult to attain high-level disinfection or sterilization after cleaning. It is also not possible to steam sterilize conventional flexible endoscopes as the process degrades the plastic components and adhesives of the flexible endoscopes. In November 2011, the ECRI Institute listed cross-contamination from flexible endoscopes as the fourth most dangerous hazard on its list of the top-ten health technology hazards for 2012. The stringent requirements of reprocessing endoscopes and the complexity of conventional endoscope design presents five basic challenges:

•	Exposure to the risk of infection from contaminated endoscopes to patients, and to a lesser degree the physicians and clinical and cleaning staff;
•	Reprocessing of conventional endoscopes is relatively expensive, time-consuming and arduous;
•
Time needed to reprocess a conventional endoscope after each use results in a long period of “down time” relative to the actual procedure time. This requires users to buy and maintain multiple endoscopes to compensate for the inefficient equipment downtime;

•	Repeated reprocessing of conventional endoscopes subjects the equipment to wear and tear, reducing its useful life and the quality of endoscope function; and,
•	Medical personnel who reprocess conventional endoscopes face health risks from exposure to toxic disinfecting agents.

Our EndoSheath Technology Solution

We believe our EndoSheath technology is the solution to the challenges and problems with conventional flexible endoscopes.  By developing a technology that provides simpler and quicker endoscope reprocessing combined with the sterility derived from use of a single-use disposable sheath, we have addressed many of the concerns and issues regarding conventional flexible endoscopy.

Our flexible endoscopes which use EndoSheath technology differ from conventional endoscopy through the use of a sterile, disposable cover or sheath that is placed onto the patient contact area of the endoscope. This provides an effective barrier between the functional endoscope and the patient. The EndoSheath technology is a high-performing disposable device which includes a working channel. This two part system –reusable endoscope plus the EndoSheath disposable – offers significant advantages to tackling the problems of conventional endoscopes.

Prior to the procedure, the endoscope is placed inside a new, sterile sheath. Together, the scope and sheath perform like a conventional endoscope. Following the procedure, the endoscope is removed from the sheath, which is then discarded. The reusable endoscope undergoes a simplified cleaning and disinfection procedure that takes less than ten minutes. EndoSheath technology eliminates the need for high‐level disinfection/sterilization routines between each procedure. The result is safe and sterile technology for the patient and physician.

Our EndoSheath technology offers these key advantages:

”Always Sterile” Endoscope.   Our reusable endoscope never comes in contact with the patient at any point during the procedure. Our “always sterile” EndoSheath technology is a durable, microbial barrier which prevents direct contact between the endoscope and the patient. Furthermore, the working channel is part of the sheath and carries all the patient tissue material, such as biopsies and aspirated patient fluids.  We believe this significantly reduces the risk of cross-contamination.

”Always Ready” Endoscope.   Because the flexible endoscope utilizing the EndoSheath technology does not have to undergo the same complex and time-consuming reprocessing routines as conventional endoscopes, the endoscope is ready for the next procedure in typically ten minutes or less, versus 45 minutes to up to 24 hours with conventional endoscopes.

Less Capital Costs.   Because an endoscope using EndoSheath technology is essentially ready at a moment’s notice, physicians do not have to invest in the extensive inventory of conventional endoscopes necessary to operate a practice. In very busy hospital endoscopy suites, clinics and physician practices this capital savings may be significant.  Furthermore, our EndoSheath technology allows a single scope to be configured for different applications (i.e. diagnostic or therapeutic) depending on which EndoSheath disposable model is placed over the endoscope. This ability to configure our endoscope with different EndoSheath models allows healthcare facilities to limit their capital expense by avoiding the need for multiple specialty endoscopes.

Less Maintenance Costs.   Because an endoscope using EndoSheath technology does not undergo the rigorous, caustic reprocessing routines that a conventional flexible endoscope must receive, the endoscopes may experience fewer repairs, and the endoscope may have a longer lifetime of use. Additionally, many scope repairs occur due to damage to the working channel, which requires extensive brushing and flushing during the manual cleaning phase.  Since our endoscopes’ working channels are in the disposable sheath there is never a need for channel-based repairs.

Increased Productivity.   As flexible endoscopy becomes more prevalent, the need for more procedures in a given day has become paramount. Our EndoSheath technology allows a physician the opportunity, with a single endoscope, to perform upwards of 25 procedures in an eight hour day. This allows for higher patient throughput and increased physician and facility revenue. We believe that the ability to have a flexible endoscope that is “always ready” provides a unique opportunity to any healthcare facility setting that may see additional patients sent to their practice throughout the day.

Facilitates Procedures in Outpatient and Office Settings.  Since our endoscopes using EndoSheath technology do not need to be reprocessed with conventional caustic and toxic chemicals, physicians can easily perform procedures in their offices. Using our EndoSheath system, physicians can provide safe endoscopy without elaborate reprocessing equipment and additional staff.  Furthermore, physician reimbursement is typically higher in an office or outpatient setting than in the hospital.

Enhanced Safety.   According to a survey by the Environmental Working Group in December 2007, “…health care workers are still inhaling and absorbing unknown amounts of glutaraldehyde, in common disinfection procedures, at facilities all over the country.” Our endoscopes using EndoSheath technology do not require reprocessing with glutaraldehyde or similarly toxic chemicals between procedures, dramatically reducing the exposure to healthcare workers, specifically nurses.

Our Value Proposition and Strategy

We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability. Our EndoSheath technology allows our customers to buy fewer endoscopes to service their patients and enables a higher patient throughput. Our single-use EndoSheath technology provides a sterile barrier between patients and our reusable endoscopes, eliminating the need for time-consuming reprocessing routines necessary with conventional endoscopes. Our endoscopes are therefore typically ready for the next procedure in ten minutes, unlike the reprocessing time for conventional endoscopes which may take from 45 minutes to up to 24 hours. We believe our EndoSheath technology is the solution to the challenges and problems with conventional flexible endoscopes.  By offering a technology that provides simpler and quicker endoscope reprocessing and sterility derived from use of a single-use disposable sheath, we have addressed many of the concerns and issues regarding conventional flexible endoscopy.

Our goal is to become a customer-centric organization with a focus on enhancing shareholder value. We are doing this by:

•	Growing our sales force in the U.S. by adding proven medical device sales professionals;
•	Targeting acute care facilities, integrated delivery networks, and office-based clinics that recognize patient safety and the patient experience as a primary value proposition;
•	Capitalizing on our extensive and relevant library of published clinical studies on the efficacy and safety of our EndoSheath technology; and
•	Enhancing our professional educational programs to allow healthcare professionals to teach other healthcare professionals.

Medical Segment: Products

Endoscopy Platforms

We have developed two visualization platforms for flexible endoscopy:  fiber optic and video. Since our inception, our product line was based on fiber optic technology. In the past several years, we invested heavily in research and development (“R&D”), and developed and launched two new lines of endoscopes, our 5000 Series videoscopes and our 4000 Series fiberscopes. Our lightweight, advanced, digital video-based endoscopes facilitate diagnostic and therapeutic procedures.  Our small diameter videoscopes contain a high resolution, tiny CCD camera at the tip of the scope, offering a sharp, vibrant, full screen image. The 5000 Series video endoscopes also feature pioneering functional aspects, including the elimination of an external light source, the inclusion of an integrated light emitting diode (LED), industry leading small diameter sizes and robust durability. Four programmable buttons located on the control body (handle) of the endoscope allow for immediate operation of the various functions our video system is capable of performing.

Our 5000 Series videoscopes are powered by our multi-functional Digital Processing Unit, or DPU. Unlike conventional endoscopy towers we have integrated key peripherals into this unit, which allows one touch image archiving via an integrated SD card system.  Users can easily move images captured during various endoscopic procedures to patient files for future viewing. Our liquid crystal display or LCD provides full screen presentation with no truncation (framing) of image, commonly seen in other videoscope manufacturer’s products.  Our DPU maintains a smaller footprint than its competitors. Along with EndoSheath technology, our DPU contributes significantly to portability by allowing bedside procedures where space is limited. Additionally, the DPU is easily transported from facility to facility allowing physicians to perform video endoscopy in even the most remote of locations.

Our 4000 Series fiberscopes contain advanced fiber optic imaging systems with high quality functional aspects, such as small diameter endoscopes and portability options, through the use of a battery-powered light source.

EndoSheath Technology

We have developed EndoSheath technology for our proprietary endoscopes. EndoSheath technology is made with materials using our own proprietary process that makes the sheath lubricious (smooth), allowing the healthcare practitioner to easily slide and place the EndoSheath disposable onto the endoscope. In addition, our EndoSheath technology has an optically clear window that fits securely over the endoscope tip, providing a clear image. Once installed, the disposable sheath offers a complete barrier between the endoscope and the patient. After the procedure is completed, the sheath easily slides off and is removed from the endoscope and discarded.

Our EndoSheath technology offers various size working channels, unlike conventional flexible endoscopes, which have the working channel inside the endoscope itself, allowing our users to customize the scope to the procedure (i.e. diagnostic cystoscopy, which requires a small working channel, or therapeutic cystoscopy, which requires a larger working channel). This enables us to provide procedure-specific EndoSheath technology without requiring physicians to purchase a new endoscope for a different procedure.

Urology

Urology Endoscope Technology

We have developed unique products for urology with our fiber and video cystoscopes, both utilizing our EndoSheath technology. We differentiate our cystoscopy system in a clinical setting by referring to the procedures using our system as EndoSheath cystoscopy.

Our cystoscopes consist of two components - a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile EndoSheath disposable. The EndoSheath disposable slides easily onto the cystoscope; it includes a covering for the endoscope and a working channel, which may be used for irrigation, suction and therapeutic tool delivery as well as a covering over the control body (handle), where the physician operates the cystoscope. The sheath is the only component that comes into contact with the patient, and is discarded after each procedure.

Our visualization platform includes our line of advanced digital, video-based flexible cystoscopes, the CST-5000, which incorporates our EndoSheath technology. The CST-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor. This video cystoscope eliminates the need for a separate camera head, light source and video monitor and the need for the physician to perform the entire procedure viewing through an eyepiece, which occurs with fiber-based cystoscopes.

Urology EndoSheath Technology

Currently, we manufacture two sheath models for each of our fiber and video cystoscopes: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides urologists with two choices: a diagnostic sheath with a smaller sheath diameter (due to a smaller working channel) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional cystoscopes.

Pulmonology (Critical Care)

Pulmonology Endoscope Technology

We have developed products for pulmonology and airway management using our fiber and video bronchoscopes. Our visualization platform includes our line of advanced digital, video-based flexible bronchoscopes, the BRS-5000, which incorporates our EndoSheath technology. The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor.  This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor. We launched our 4000 Series fiber bronchoscope in fiscal 2011. Our bronchoscopes utilize our EndoSheath technology and are inserted down the mouth and into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures.

Pulmonology EndoSheath Technology

In the U.S. we currently market three sheath models for video and fiber bronchoscopy: one with a 1.5mm channel, one with a 2.1mm channel, and one without a working channel. During fiscal 2011, we introduced an EndoSheath disposable with a 2.8mm channel internationally and we plan on introducing an EndoSheath disposable in the U.S. with a 2.8mm channel during fiscal 2013. The multiple sizes are necessary due to various procedures which are performed by pulmonologists and airway management physicians. Depending on the type of procedure in the airways, a pulmonologist or airway management physician may use a very small diameter EndoSheath disposable, with or without a working channel, or a larger diameter EndoSheath disposable with a working channel.

Gastroenterology and Surgery

GI/Surgery Endoscope Technology

We believe that trans-nasal esophagoscopy, or TNE, offers gastroenterologists, ENT physicians, bariatric surgeons and other physicians a simplified approach and practical methodology for diagnosing and treating patients with esophageal pathology, especially patients with manifestations of GERD and other disorders, in addition to obesity treatment. Our technology uses a trans-nasal approach with a small diameter endoscope, without the need for sedation, rather than the typical larger gastroscope which requires a trans-oral approach known as an EGD procedure, where the patient is generally sedated. We believe TNE is an ideal procedure for managing the growing esophageal disease patient population. While EGD is the common methodology, the complexity of the procedure may have drawbacks for handling increased screening and patient management in the GI community.

The increased direct costs of conventional endoscopy include longer procedure times, recovery room and recovery times, and the costs associated with sedation medications, monitoring, and nursing. Indirect costs also include loss of work time by both the patient and caretaker. In contrast, with a TNE procedure, most patients are able to return to work or home shortly after completion of the examination. For the patient, the use of anesthesia can translate into higher co-payments at the time of service. With EGD the patient is kept NPO (no food or drink), for an extended period of time before the procedure.

Our visualization platform for the TNE procedure includes our advanced digital, video-based flexible TNE endoscopes, the TNE-5000, which utilizes our EndoSheath technology. The TNE-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional 5000 Series processor. This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor, and the need for the physician to perform the entire procedure looking through an eyepiece, a practice no longer acceptable in gastroenterology.

GI/Surgery EndoSheath Technology

Currently, we market two sheath models for the video TNE: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides gastroenterologists, ENT physicians, bariatric surgeons and others with two choices: a diagnostic sheath with a smaller sheath diameter (due to a smaller working channel) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional endoscopes.

ENT (Ear, Nose, and Throat)

ENT Endoscope Technology

Our flexible laryngoscopes, which we refer to as ENT scopes, and our flexible esophagoscopes, which we refer to as TNE, or trans-nasal esophagoscopy scopes, are inserted in the nose down to the throat, providing precise, vivid images of the internal structures of the nasal cavity, vocal folds, larynx and other areas of the throat. Our TNE system allows for excellent visualization further down the esophagus and all the way down to the stomach, and as a result, we generally group our TNE scopes within our GI platform. Our visualization platform includes our line of advanced digital, video-based flexible ENT endoscopes, the ENT-5000, which come with an integrated built-in LED light source, eliminating the need for a separate camera head, light cable and optical coupler.

During fiscal 2011, we launched our next generation small diameter ENT fiber laryngoscope primarily used for small cavity and pediatric procedures, the ENT-4500, which replaced the ENT-1000 fiberscope.

Our ENT videoscopes and fiberscopes can be used with or without the EndoSheath technology, as they do not feature any working channels and are diagnostic only. We sell our ENT scopes and TNE scopes sold to ENT physicians through our direct sales force in the U.S. and through distributors internationally.

Medical Segment: Sales & Marketing

The end users of our endoscopy systems, our EndoSheath technology and related products primarily consist of urologists, pulmonologists, and other airway management doctors, gastroenterologists, bariatric surgeons, and ENT doctors in hospitals, medical clinics, and physicians’ private offices. Our medical devices may also be used by other physicians performing the procedures in alternate settings.

We market and distribute our urology, pulmonology (critical care), TNE (surgery), and ENT products worldwide through a direct sales force and a network of distributor organizations. In the U.S., we have a direct sales force. Internationally, we utilize regional or national distributors who market and distribute our products. Most of our distributors outside the U.S. also market and distribute products of other companies. With respect to our urology products, we are the exclusive supplier to Stryker, who has the exclusive right to distribute those products in North and Latin America, South America, China and Japan, and eventually, the rest of the world.

We continuously evaluate the effectiveness of all our sales channels, and may change them if we believe a different method would increase our revenues.

International Sales and Sales to Major Customers

In the medical segment, sales to customers outside of the U.S. were approximately $4.5 million and $3.1 million for fiscal years 2012 and 2011, respectively.

In fiscal 2012, net sales to Stryker were $4.3 million, representing 26% of our total net sales, or 31% of our total medical segment net sales. Fiscal 2011 net sales to Stryker were $0.5 million, representing 5% of our total net sales, or 6% of our total medical segment net sales.

Backlog

At March 31, 2012, our medical segment had an order backlog of approximately $1.6 million compared to a backlog of approximately $3.0 million at March 31, 2011. The decrease in order backlog was primarily attributable to the fulfillment of several large standing sales orders for Stryker.

Medical Segment: Manufacturing

Disposables (EndoSheath Technology)

We currently manufacture the EndoSheath line of disposable sheaths at our Natick, Massachusetts (“Natick”) facility using raw materials, molded parts, and components purchased from independent vendors, some of which are manufactured to our specifications. We also design and build our own production machines and tools. Our EndoSheath technology line includes products for all markets we currently serve.

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

Fiberscopes, Videoscopes, and Peripherals

We manufacture our flexible endoscopes for the medical and industrial segments at our Orangeburg, New York (“Orangeburg”) facility, using purchased components and subassemblies, as well as certain proprietary components we or our subcontractors produce. Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers, and we purchase our required components and supplies on a purchase order basis. For certain critical components we have long-term supply arrangements, such as with Applitec LTD, which is based in Israel.

Medical Segment: Research & Development (“R&D”)

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. We plan to continue investing significant resources in research and development.

New Product Development and Release

During the first quarter of fiscal 2012, we launched a new “small diameter”, 2.4mm 4000 Series fiberscope, the ENT-4500, and in the second quarter of fiscal 2012, we launched the second generation of our 5000 Series video processor, which features upgraded software providing our customers with additional features and superior image quality.  In the first half of fiscal 2013, we plan to exclusively supply to Stryker our first CCD-based flexible ureteroscope under an existing agreement, which will be the smallest CCD-based video endoscope in the marketplace today. Ureteroscopes are used for diagnostic and therapeutic procedures in the ureter and the kidney, typically done in a hospital operating room setting.

We also plan to supply to SpineView a 2.0mm CCD-based video surgical endoscope under an existing agreement.

Medical Segment: Healthcare Reimbursement

Hospitals, medical clinics and physicians’ offices that purchase medical devices such as our EndoSheath technology and flexible endoscopes generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon factors such as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge and experience of third-party reimbursement practices, and advice from consultants in this area, that third-party reimbursement is available for most procedures that utilize our products. However, most third-party payors do not reimburse health-care providers separately for the cost of our EndoSheath disposables.

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

CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center (“ASC”) and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility RVUs to accommodate the overhead costs. If the physician performs the service in a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. As it relates to our procedures, the calendar 2012 physician fee schedule did not change significantly from calendar 2011. There was little change in hospital outpatient payments under Medicare, as well. Based upon a review of calendar year 2012, fee schedules for the hospital outpatient and physician payment for procedures that utilize our EndoSheath technology with our TNE endoscope, physicians will receive between approximately 100% and 140% more by performing procedures in their offices than if they performed those procedures in hospitals, as a result of the increased office expense for the purchase of the device. For a diagnostic cystoscopy, physicians will receive approximately 55% more by doing the procedure in their offices, than if they performed that procedure in the hospital, again because the increase in fee accommodates the cost of the device purchased by the physician practice.

We believe that the number of procedures performed in non-facility settings will increase, primarily as a result of the increased differential in payments that physicians will receive for performing these procedures outside of hospital, or ASC. However, as these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess conventional endoscopes. We believe our EndoSheath technology will provide an economically beneficial alternative to the use of endoscopes based upon the provider not having to purchase multiple endoscopes or expensive disinfecting equipment and supplies, and not having to spend valuable time cleaning endoscopes. With our EndoSheath technology we are able to reduce the steps to reprocess flexible endoscopes from approximately 27 to three, thereby reducing costs and saving time. We believe that with approximately 80 million people in the U.S. over the age of 50, the number of endoscopic procedures that physicians will perform will increase. We believe our EndoSheath technology, combined with the resource-based system for setting values for physician services, represents a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices. However, physicians currently do not receive separate reimbursement for our EndoSheath disposable.

Medical Segment: Quality and Regulatory

FDA Clearance and Global Regulatory Approvals

The medical products that we currently market and which we are developing are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetic Act (the “FDC Act”) and require regulatory clearance prior to commercialization in the U.S. Under the FDC Act, the FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the U.S. Various states and other countries in which our products are currently sold or may be sold in the future may impose additional regulatory requirements.

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

Flexible endoscopes and accessory products have been classified by the FDA as Class II devices and EndoSheath technology products have been classified by the FDA as class I sterile devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance with the exception of the bronchoscope 2.8mm EndoSheath disposable, which is currently under review by the FDA. We expect that we may be required to obtain 510(k) Pre-market Notifications for each additional endoscope that we develop in the future. During calendar 2009, we released   our newly developed lines of ENT-4000, CST-4000 and BRS-4000 fiberscopes in the U.S., Canada and Europe. During calendar 2010, we received clearance from the FDA to market our surgical endoscope.

Foreign government regulations vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

Under the Canadian Medical Devices Regulations, all medical devices are classified into four classes, Class I being the lowest risk class and Class IV being the highest risk. Class I devices include among others, devices that make only non-invasive contact with the patient. Classes II, III and IV include devices of increasingly higher risk as determined by such factors as degree of invasiveness and the potential consequences to the patient if the device fails or malfunctions. Our current products sold in Canada generally fall into Classes I and II. All Class II, III and IV medical devices must have a valid Medical Device License issued by the Therapeutic Products Directorate of Health Canada before they may be sold in Canada (Class I non-sterile devices require only an establishment license, which we have obtained and maintain on an annual basis). We have obtained applicable Medical Device Licenses in Canada for all of our currently marketed products.

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

In April 2007, our Orangeburg facility successfully completed an expansion audit and we were awarded International Organization for Standardization (ISO) 13485: 2003 certification for this location. This certification allowed us to start shipping scopes from our Orangeburg facility, in addition to shipments from our Natick facility. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA’s QSR, which regulate their design, manufacturing, testing, quality control, and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations.

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

In addition to the three-year ISO certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system. This quality system has been developed in accordance with the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide.

Medical Segment: Business Development

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes employ our patented EndoSheath technology, which are co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during the first half of fiscal 2013. Stryker initially has the exclusive rights to distribute urology products we manufacture, including cystoscopes, urology EndoSheath technology, and ureteroscopes, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world, although we reached an agreement with Stryker to delay the rest of the world launch until at least December 2012. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to its end customers, based upon reports received from Stryker monthly. There is no cost of sales associated with revenue under this second step. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us.

During fiscal 2011, we received a prepayment from Stryker of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an advance from customer in our consolidated balance sheet. During fiscal 2012, we recognized $4.3 million in revenue for delivery of cystoscopes and EndoSheath technology. At March 31, 2012, the advance from customer balance pertaining to Stryker was $0.1 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy. Stryker will thereafter pay us for products supplied.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video surgical endoscope to SpineView for use with SpineView’s products. During fiscal 2011, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView surgical endoscope systems. We recorded this prepayment as an advance from customer in our consolidated balance sheet. During fiscal 2012, we recognized $0.8 million in revenue for delivery of SpineView surgical endoscope systems. At March 31, 2012, the advance from customer balance pertaining to SpineView was $0.4 million. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter pay us for products supplied.

Medical Segment: Competition

We believe that the primary competitive factors in the medical market for flexible endoscopes include safety and effectiveness, the optical quality of product offerings, product reliability, price, physician familiarity with the manufacturer and its products, ease of use and third-party reimbursement policies.

Our ability to compete is directly affected by several factors, such as our sales and marketing capabilities, our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology which our products are based upon, our manufacturing skills and our ability to attract and retain skilled employees.

We believe our proprietary EndoSheath technology platform currently allows us a significant differentiating factor from our competition. Currently, all our competitors sell endoscopes that require elaborate and time-consuming reprocessing procedures.

Our current and future product lines face global competition, primarily from companies such as Olympus, Pentax, and Karl Storz. Some of our competitors and some potential competitors may have greater financial resources, experience, sales and marketing personnel and capabilities, research and development, and manufacturing personnel and capabilities than we do. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify or significantly improve their reprocessing, may result in competition for our products.

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

Industrial Segment: Products

Machida’s borescopes are constructed in a variety of body types, including portable models, each specifically designed to cover a multitude of needs and applications:

•	Modular (MBS) – borescope with diameter range from 0.6mm to 2mm. This is Machida’s smallest body type.
•	Slim Lever – borescope with diameter range from 2mm to 6mm; it provides angulations in two directions. Machida’s most widely used body type includes high quality optics and illumination.
•
Knob – borescope with diameter range from 8mm to 11mm. This four-way, ambulating scope is particularly suited for longer (up to 20 feet) borescopes. It comes in different configurations, including direct view with different types of covers, side views, with a working channel and with a permanent side-view option.

•
Battery Operated Portable Flexible Borescope – borescope with small battery handle; it is ideal for field inspections. The borescope kit includes the scope, light guide and sleeve, a light source, battery and handle, and a carrying case.

•
Industrial Videoscope – 3mm video borescope product line, the smallest diameter videoscope offered in the industrial market.  The video borescope uses a CCD-based video system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional processor.

•	Portable Video Processor – digital processing unit, which works with the industrial videoscope, allows for portability and accessibility in constrained areas, a common situation in the aviation field.

Industrial Segment: Sales & Marketing

Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

International Sales and Sales to Major Customers

In the industrial segment, sales to customers outside of the U.S. were approximately $0.9 million and $0.5 million for fiscal years 2012 and 2011, respectively.

In fiscal 2012, net sales to Pratt & Whitney, a division of United Technology Corporation, were $0.1 million, representing 1% of our total net sales, or 5% of our total industrial segment net sales. Fiscal 2011 net sales to Pratt & Whitney were $0.3 million, representing 3% of our total net sales, or 12% of our total industrial segment net sales.

Backlog

At March 31, 2012 and 2011, our industrial segment had an order backlog of approximately $0.1 million and $0.3 million, respectively.

Industrial Segment: Manufacturing

We manufacture our borescopes for our industrial segment at our Orangeburg facility, using components and subassemblies that are purchased from independent vendors, as well as certain proprietary components we produce.

Industrial Segment: Research & Development

Our ability to custom design for specific applications, research and development and new products is common practice in our business. On-wing inspections with blending borescopes have become an indispensable tool for aircraft engine manufacturers and service providers. We are developing a tungsten braid videoscope with enhanced durability. We work closely with Pratt & Whitney, GE, Rolls Royce, and others to ensure production of the most efficient borescopes for their applications.

Industrial Segment: Quality and Regulatory

Unlike our medical scopes, the manufacturing of our Machida industrial scopes is not subject to direct government regulation.

Industrial Segment: Competition

In our industrial markets, we believe that our over 35 year history of product effectiveness, ease of use, product reliability and competitive pricing are the principal competitive factors to our success. Among our competitors are Olympus, Lenox, and Karl Storz Industrial.

Product Liability Insurance

The nature of our products exposes us to significant product liability risks. We believe that our level of coverage is appropriate, given our business, products, past sales levels and our anticipated sales levels for fiscal 2013. We evaluate the adequacy of our coverage periodically to determine if adjustments should be made.

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

Our R&D expenses in fiscal years 2012 and 2011 were approximately $3.2 million and $3.5 million, respectively, representing 19% and 32% of net sales, respectively.

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

Patents

We hold 20 U.S. patents, and we have 11 U.S. patent applications pending. In addition, we have 16 foreign patents issued and have eight foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related. The issued patents will expire on various dates in the years 2012 through 2023. We also hold worldwide, perpetual and exclusive rights to two U.S. patents which are royalty-free for ENT endoscopy applications.

Trademark Property

Vision-Sciences, Inc. owns the U.S.-registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®.

Employees

As of March 31, 2012, we had 107 full-time employees. None of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties we describe below and other information in this Annual Report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are not material, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

We have a history of operating losses, we may not achieve or maintain profitability in the future, and we will require additional financing, which may not be available on acceptable terms or at all

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve a profitable level of operations in the future. We anticipate negative cash flows during fiscal 2013, because of continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations and capital expenditures. As of March 31, 2012, we had cash and cash equivalents totaling approximately $2.7 million. We expect that our cash at March 31, 2012 and the initial $1 million received from the initial purchase by Lincoln Park Capital Fund, LLC (“LPC”) under the purchase agreement dated April 27, 2012 (the “Purchase Agreement”), together with up to an additional $14 million available, subject to certain conditions, from time-to-time for up to three years from LPC pursuant to the Purchase Agreement, should be sufficient to fund our operations through at least March 31, 2013. However, if our performance expectations fall short (including failure to generate expected sales from Stryker and SpineView) or our expenses exceed expectations, or we are unable to sell the full amount under the Purchase Agreement, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

There can be no assurance that we will be able to receive any or all of the additional $14 million from LPC because the Purchase Agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause LPC to buy common stock from us. The extent we seek to rely on LPC as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products to earn sufficient revenue, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $15 million under the Purchase Agreement to LPC, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our risk related to the supply agreement with Stryker

Under our agreement with Stryker, we supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products for a term of three years after the launch of these products, which occurred in April 2011. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during the first half of fiscal 2013. Stryker initially has the exclusive rights to distribute these products in North and Latin America, South America, China and Japan, and 12 months post-launch, throughout the rest of the world, although we reached an agreement with Stryker to delay the rest of world launch until at least December 2012. There can be no assurance of the quantity of products Stryker will purchase from us or whether Stryker will succeed in marketing and selling these products. If they do not purchase products from us or are unsuccessful in marketing or selling these products, we will not be able to distribute those products to others and could generate little or no revenue from the Stryker agreement.

Our risk related to the supply and development agreement with SpineView

Pursuant to our agreement with SpineView, we developed and supply a surgical endoscope system to SpineView.  In fiscal 2012, we recorded revenue of $0.8 million from SpineView related to shipment of product to SpineView for non-clinical (non-human) use. We expect that during fiscal 2013 we will begin shipping the system to SpineView for clinical use. There can be no assurance that SpineView will obtain 510(k) clearance from the FDA for the system during fiscal 2013, or at all, and, as a result, sales to SpineView may be materially adversely affected.

Failure to obtain sourcing of critical components on acceptable terms will have a material adverse effect on our results of operations and financial condition

In our medical and industrial segments, certain components for our fiberscopes and videoscopes are generally only available from one source with which we do not have a short- or long-term agreement for purchases. Our inability to obtain any such parts could delay or prevent us from making and selling products, which would have a material and adverse effect on our financial condition and results of operations.

In addition, the success of our videoscope sales will depend in part on our ability to manufacture these videoscopes in sufficient quantities and with sufficient quality to meet customer demand. We do not have fixed long term supply agreements with our suppliers for components and subassemblies for our videoscopes. The failure or inability of one of these key suppliers to meet our production quantity and quality needs on terms that are acceptable to us, if at all, could have a material adverse effect on the sales of our videoscopes, their acceptance into the marketplace and our long-term prospects.

During fiscal 2012, we released our second generation 5000 Series video processor and during fiscal 2013 we plan to release a new generation 7000 Series video processor, both of which will augment our 5000 Series processor product line. Development and manufacturing of these products is being done in conjunction with subcontractors.  If we cannot complete the development and manufacturing with our subcontractors in a timely manner, this would materially adversely affect the supply of video processors for our existing and planned videoscope products.

In the industrial segment, borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from limited key suppliers with which we do not have long or short term contracts.  Our failure to obtain a sufficient quantity of such components on favorable terms could materially adversely affect sales in our industrial segment.

If we fail to effectively manage our sales force or our distribution network, our business, prospects and brand may be materially and adversely affected

We sell our products through a combination of a direct sales force and independent distributors. We have limited experience in managing a direct sales force and we cannot assure you that we will be able to build and grow an effective direct sales force or successfully develop our relationships with third-party, outside distributors. The expansion of our sales force and distribution network is requiring an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment. If we fail to build an effective direct sales force or successfully develop, maintain, and manage our relationships with distributors, our sales could fail to grow or could even decline and this would have a material adverse impact on our business and financial condition.

We have a limited ability to manage the activities of our third-party independent distributors. Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

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

Our failure to effectively expand our marketing efforts may materially and adversely affect our business, prospects and brand

Our marketing efforts span four broad medical markets: urology, pulmonology (critical care), GI (surgery), and ENT. We cannot assure you that we will be able to build our brand effectively to our end users in each of the markets that we serve. If we do not succeed, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our marketing efforts will require an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

We expect gross margins to vary over time, and our level of product gross margins may not be sustainable

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	introduction of new products, including the introduction of our 7000 Series videoscopes and video processors;
•	our ability to reduce supply and production costs;
•	increases in material or labor costs;
•	changes in shipment volume;
•	loss of cost savings due to changes in component pricing, including the impact of foreign exchange rates for components purchased overseas;
•	changes in distribution channels;
•	increased warranty costs; and
•	the uncertainty of the timing and amounts for recognizing our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers.

Our costs could substantially increase if we experience a significant number of warranty claims or recall events

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

As of March 31, 2012, our warranty reserve was at $0.3 million, reflecting our expected future liability from warranty claims, based on our historical warranty claims.

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

If we experience an increase in warranty claims, or if our repair and replacement costs associated with warranty claims increase significantly, we will begin to incur liabilities for potential warranty claims after the sale of our products at levels that we have not previously incurred or anticipated. An increase in the frequency of warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our financial condition and results of operations as could product efficacy or safety concerns, whether or not based on scientific evidence, resulting in product withdrawals, recalls, regulatory action on the part of the FDA (or international counterparts) or declining sales;.

We may not succeed in sustaining a market for our videoscopes

Going forward, the long-term success of our videoscope system depends on several factors, including:

•	our ability to successfully promote product awareness of our videoscopes;
•	our ability to manufacture products in a timely and cost effective fashion on acceptable terms;
•	competitive pricing of our videoscopes and add-on components;
•	our ability to develop new applications to expand our family of videoscopes;
•	hiring and growing an effective direct sales force in the U.S.;
•	selecting and managing effective distributors internationally;
•	Stryker’s ability to sell our videoscopes to its end customers;
•	obtaining additional regulatory approvals or clearances for new components or systems in a timely manner;
•	the relative costs and reimbursement profile, and benefits of procedures using our videoscope system as compared to other procedures; and
•	the financial or other benefits gained by doctors that use our videoscopes with our EndoSheath disposables.

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

Our stock price is volatile, and you may not be able to sell your shares for a profit

The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

•	actual or anticipated variations in operating results;
•	conditions or trends in the medical device market;
•	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors;
•	technological innovations, new products or services;
•	addition or departures of key personnel;
•	actual or expected sales of a large number of shares of our common stock;
•	adverse litigation;
•	unfavorable legislative or regulatory decisions;
•	variations in interest rates;
•	general market conditions;
•	availability of components on acceptable terms;
•	availability of distributor arrangements on favorable terms; and
•	any of the other factors described in “Risk Factors”.

In addition, the stock market in general, the NASDAQ Capital Market, and the market for shares of novel technology and medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of life science companies have been unusually volatile in recent years, and such volatility may continue for the foreseeable future. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In addition, this volatility and the low level of market liquidity for our common stock could adversely affect an investor’s ability to sell shares of our common stock and the available price for such shares, at any given time.

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

Rapid growth and a rapidly changing operating environment may strain our limited resources

Our growth strategy includes our efforts to increase our sales and marketing efforts to build our revenues and brand, develop new products, and increase market penetration of our videoscopes. This growth strategy requires significant capital resources, and we may not generate an adequate return on our investment. Our growth may involve the acquisition of new technologies, businesses, products or services, or the creation of strategic alliances. This could require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. We may also experience difficulties integrating any acquired businesses, products or services into our existing business and operations. The success of our growth strategy also depends in part on our ability to utilize our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success of our growth strategy depends on a number of internal and external factors, such as:

•	the growth of our addressable market for medical devices and supplies;
•	availability of capital;
•	the availability and levels of reimbursement by third-party payors to physicians for each of our medical products;
•	ability to maintain patents and other proprietary rights;
•	the effectiveness of our direct sales force in the U.S.;
•	our ability to simultaneously develop and enhance a new line of fiber-based scopes and expand our videoscope family;
•	increased customer awareness and acceptance of our products;
•	continued enhancement of our research and development capabilities;
•	competition from other manufacturers of similar devices; and
•	competition from other companies that offer these products.

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

Our products and manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies

Our products are medical devices and therefore subject to extensive regulation in the U.S. and in the foreign countries where we do business.  There can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make our regulatory compliance more difficult in the future. The failure to obtain required regulatory clearances or to comply with applicable regulations may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

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

There can be no assurance that third-party reimbursement will continue to be available for procedures performed with our products. In addition, reimbursement standards and rates may change. We believe that the failure of users of our products to obtain adequate reimbursement from third-party payors has had a materially adverse effect on our sales, as there is no separate reimbursement code for our EndoSheath disposable.

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

The principal competitors for our industrial products are Olympus, General Electric-Inspection Technologies, and Karl Storz Industrial. Many of our competitors and potential competitors have far greater financial resources, experience, research and development personnel, and manufacturing and marketing capabilities than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as to develop or acquire new technologies or products that could effectively compete with our product lines. In addition, it is possible that other large healthcare companies may enter the flexible endoscope market in the future.

Our ability to compete effectively depends upon our ability to distinguish our brand and our products from our competitors and their products and to obtain adequate reimbursement for procedures performed using our products. Factors affecting our competitive position include:

•	ability to sell products tailored to meet the applications needs of customers and patients;
•	sales, marketing, and distribution capabilities;
•	product performance and design;
•	quality of customer support;
•	product pricing;
•	product safety;
•	success and timing of new product development and introductions; and
•	intellectual property protection.

New product development in the medical device and supply industry is costly and labor intensive and has a very low rate of successful commercialization

Our success will depend in part on our ability to enhance our existing products and technologies and to develop and acquire new products. The development process for medical technology is complex, uncertain, time consuming, and costly. Product development requires the accurate assessment of technological and market trends as well as precise technological execution. We cannot assure you that (i) our product or technology development will be successfully completed; (ii) necessary regulatory clearances or approvals will be granted by the FDA or other regulatory bodies as required on a timely basis, or at all; or (iii) any product or technology we develop can be commercialized or will achieve market acceptance.

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

We have spent a significant amount of time and resources on research and development projects, in an effort to develop and validate new and innovative products. We believe that these projects will result in the manufacturing of new products and will create additional future sales. However, factors including development delays, regulatory delays, safety concerns or patent disputes could slow down the introduction or marketing of new products. Unanticipated issues may arise in connection with current and future clinical studies which could delay or terminate a product’s development prior to regulatory approval. We may also experience an unfavorable impact on our operating results if we are unable to capitalize on those efforts by attaining on a timely basis the proper FDA approval or other foreign regulatory approvals or to successfully market new products, including the new family of videoscope products or other flexible endoscope products.

Product quality problems could lead to reduced revenue, gross margins and net income

We produce highly complex videoscope products that incorporate sophisticated technology, including hardware and software. Software typically contains bugs that can unexpectedly interfere with operations. Our quality assurance testing programs may not be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or reduce gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, a product recall, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, an increase in our insurance rates, and damage to our reputation, regardless of their merit

The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance and believe that our level of coverage is adequate, given our business, products, past sales levels, our anticipated sales levels for fiscal 2013 and our claims experience. We evaluate annually the adequacy of the coverage of all our insurance policies and adjust our coverage accordingly. There can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

We face risks from selling our products in numerous international markets

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

Sales to customers outside of the U.S. were approximately $5.3 million and $3.6 million for fiscal years 2012 and 2011, respectively, representing 32% and 33% of total net sales, respectively.

Our operating results could be negatively impacted by economic, political or other developments in countries in which we do business

Our business requires us to move products and components across international borders. Any events that interfere with, or increase the costs of, the transfer of goods across international borders could have a material adverse effect on our business.

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

Conditions in Israel affect our operations and may limit our ability to produce and sell our products

Currently we use subcontractors in Israel to develop and produce some of our components and parts, the most material of which is Applitec Ltd., for parts of our videoscopes and video processors. Therefore, political, economic and military conditions in Israel have a direct influence on us. Our operations could be adversely affected by current hostilities involving Israel and the Hamas, a U.S. State Department-designated foreign terrorist organization. The interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from our Israeli subcontractors to us.  Any hostilities related to Israel could have a material adverse effect on our business and on our share price.

In addition, because some of the components of our manufacturing and research and development subcontractors are located in Israel, we could experience disruption of our manufacturing, and research and development activities due to terrorist attacks or other hostilities. If our business activities would be disrupted, our revenues would be severely impacted. Our business interruption insurance may not adequately compensate us for losses that may occur, and any losses or damages we sustained could have a material adverse effect on our business.

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

We may not be able to protect our intellectual property rights or technology effectively

Our success depends in part on our ability to maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that our pending patent applications will result in patents being issued, or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. There can be no assurance that measures we have taken to protect our proprietary information will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. In addition, if another party infringes our patent rights or other proprietary rights, the enforcement of such rights is at our option and can be a lengthy and costly process, with no guarantee of success. Moreover, there can be no assurance that claims alleging our infringement of another’s proprietary rights will not be brought against us in the future or that any such claims will not be successful. If we are unable to maintain the proprietary nature of our technologies, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and affect our ability to become profitable.

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

We may attempt to acquire new products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may seek to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. The identification of suitable acquisition candidates and obtaining adequate financing can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time consuming and may strain our resources. Consequently, we may not achieve anticipated benefits of the acquisitions, which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

Our industrial segment’s financial performance is substantially dependent on the conditions of the commercial aviation industry

The results of our industrial segment, which generated approximately 18% of our net sales in fiscal 2012, are influenced by a number of external factors including general economic conditions in the U.S. and internationally, and are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature, and airlines’ financial performance can also be influenced by production and utilization of transport equipment.

The challenging operating environment currently faced by commercial airlines is expected to continue. As a result, capital spending by commercial airlines and aircraft manufacturers may be influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, worldwide airline profits, airline consolidation, airline insolvencies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, and backlog levels, all of which could reduce  the demand for air travel and the aftermarket sales and margins of our industrial segment. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and aftermarket sales and margins of our industrial segment. A reduction in capital spending in the commercial aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

Our officers and directors have the ability to exercise significant control over the Company

Our officers and directors own an aggregate of approximately 39% of the outstanding common stock of the Company. As a result, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

Our common stock may be thinly traded, so you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock is thinly traded, meaning there has been a low volume of buyers and sellers of the shares. Although we continue to undertake efforts to develop our market recognition and support for our shares of common stock in the public market, the price and volume for our common stock cannot be assured. The number of persons interested in purchasing our common stock at or near “ask” prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we capture the attention of these persons, they may be risk-averse and would be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as our share price and volume becomes more viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer with a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We occupy approximately 10,000 square feet in our facility in Natick under a lease, amended in April 2012, which expires in June 2014. Our Orangeburg facility occupies approximately 20,500 square feet, and our current lease expires in July 2015.

Our existing Natick and Orangeburg facilities are registered with the FDA as medical device manufacturing facilities and, therefore, are subject to the FDA’s Quality System Regulation regarding manufacturing, testing, quality control, and documentation procedures. We believe that the physical characteristics and layouts of these facilities are adequate to manufacture our products in compliance with applicable FDA regulations. In addition, both facilities are registered as meeting the requirements of ISO 13485: 2003 and the Medical Device Directive, allowing us to sell our medical products in Europe and Canada.

Item 3.  Legal Proceedings

As of March 31, 2012, we had no material legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties are subject.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “VSCI.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock:

Fiscal Year Ended March 31, 2012	High	Low
1st Quarter	$3.00	$1.96
2nd Quarter	2.68	1.60
3rd Quarter	2.49	1.61
4th Quarter	2.16	1.59

Fiscal Year Ended March 31, 2011	High	Low
1st Quarter	$1.08	$0.87
2nd Quarter	1.77	0.92
3rd Quarter	1.47	1.11
4th Quarter	2.47	1.27

As of May 18, 2012, we had 46,175,024 outstanding shares of common stock held by approximately 162 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2012:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (i)(ii)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (A)) (i)(ii)
Equity compensation plans approved by security holders	7,526,450	$2.15	272,000
Equity compensation plans not approved by security holders	361,831	1.90	1,638,169
Total	7,888,281	$2.15	1,910,169

i.
Does not reflect amounts available for future issuance upon exercise of options that may be granted after March 31, 2012. Shares issuable under the 2007 Stock Incentive Plan may also be issued in the form of restricted shares, stock appreciation rights, performance shares, or other equity-based awards.

ii.	Includes any shares of common stock that would be issuable pursuant to the 2003 Director Option Plan, approved by the stockholders in July 2003 and amended in August 2008.

Sales of Unregistered Securities

On January 18, 2011, we entered into Common Stock Purchase Agreements pursuant to which we sold in a private placement transaction an aggregate of 7 million shares of our common stock (the “Shares”) at a price of $1.50 per share, raising gross proceeds to us of $10.5 million. We have not agreed to file any registration statement covering the resale of any of the Shares.  We offered and sold the Shares in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933 in the manner described in the Common Stock Purchase Agreements.

In connection with the amended revolving loan agreement entered into with Lewis C. Pell, our Chairman, on September 30, 2011, Mr. Pell received a warrant to purchase an aggregate of 1,229,105 shares of our common stock at an exercise price of $2.034 per share (the “New Warrant”).  The New Warrant vested immediately upon issuance and expires on the later of the fifth anniversary of the New Warrant or one year after the termination of the Loan Agreement and repayment of all amounts due and payable thereunder. As part of the Original Agreement, the Lender received warrants to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share and up to 378,788 shares of our common stock at an exercise price of $1.65 per share. Such warrants were issued to Mr. Pell in a transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) under the Securities Act.

Other than as provided above, within the past two fiscal years we did not sell any securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information on repurchases of our common stock during the three months ended March 31, 2012 by us.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
01/01/12 - 01/31/12	-	$-	-	-
02/01/12 - 02/29/12	-	-	-	-
03/01/12 - 03/31/12	1,634	1.83	-	-
Total	1,634	$1.83	-	-

The shares were purchased from a management employee to cover income tax withholdings as result of the lapsing of restrictions on a restricted stock award. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during fiscal 2013.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Executive Overview

We design, develop, manufacture, and market products for endoscopy – the science of using an instrument, known as an endoscope – to provide minimally invasive access to areas not readily visible to the human eye. We have two reportable segments, medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our flexible endoscopes, and our EndoSheath technology, for a variety of specialties and markets. We target six market spaces:

•
Urology – we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists and other urology-gynecology related physicians. Pursuant to the Stryker agreement, we supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products.

•
Pulmonology (Critical Care) – we manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians.

•	Surgery – we manufacture, market, and sell our TNE endoscopes and EndoSheath technology to general surgeons, primarily bariatric and GERD surgeons.
•	Gastroenterology – we manufacture, market, and sell our TNE endoscopes and EndoSheath technology to gastroenterologists, ENT physicians and others with a GI focus as part of their practice.
•	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT endoscopes to ENT physicians.
•	Spine – we supply to SpineView our flexible video surgical endoscope systems for use with SpineView’s products.

We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability. Our EndoSheath technology allows our customers to buy fewer endoscopes to service their patients and enables a higher patient throughput. Our single-use EndoSheath technology provides a sterile barrier between patients and our reusable endoscopes, eliminating the need for time-consuming reprocessing routines necessary with conventional endoscopes. Our endoscopes are therefore typically ready for the next procedure in ten minutes or less, unlike conventional endoscopes which may take from 45 minutes to up to 24 hours to reprocess. We believe our EndoSheath technology is the solution to the challenges and problems with conventional flexible endoscopes, including significantly reducing cross-contamination risk. In November 2011, the ECRI Institute listed cross-contamination from flexible endoscopes as fourth among the top-ten health technology hazards for 2012.  With our EndoSheath technology we are able to reduce the steps to reprocess flexible endoscopes from approximately 27 to three, thereby reducing costs and saving time. By offering a technology that provides simpler and quicker endoscope reprocessing and sterility derived from use of a single-use disposable sheath, we have addressed many of the concerns and issues regarding conventional flexible endoscopy.

Our industrial segment designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, casting parts and ground turbines, among other items. Our Machida subsidiary’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments.

Private Placement

On January 18, 2011, we issued 7 million shares of our common stock at a purchase price of $1.50 per share to a number of investors in a private placement for aggregate gross proceeds of $10.5 million. We are using the proceeds from the private placement for working capital and general corporate purposes. We granted the investors in this private placement piggy-back registration rights, whereby if we decide to file a registration statement relating to an offering of any of our equity securities, other than on Form S-4 or Form S-8, then these investors will have the right, after notice, to include their securities in that registration statement. The investors in this private placement have no right to otherwise require us to register the sale of their shares.

Line of Credit – Related Party

On September 30, 2011 (the “Effective Date”), we entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with our Chairman, Lewis C. Pell (the “Lender”) providing for an additional $5.0 million in available loans (the “New Loan”) to us, in addition to $5.0 million previously borrowed under the Original Agreement (as defined below), for an aggregate loan of up to $10.0 million.

This Agreement amends and restates the original Revolving Loan Agreement between the Lender and us dated November 9, 2009 (the “Original Agreement”) pursuant to which we borrowed $5 million (the “Original Loan Amount”). Under the Loan Agreement, we may draw up to the New Loan amount until November 9, 2014 or such earlier time as the Loan Agreement is terminated in accordance with its terms. The Loan Agreement extends the Original Loan Amount repayment date to be consistent with the New Loan Amount and extends the expiration date of the stock warrants issued under the Original Agreement to be consistent with the terms of the New Warrant (as defined below).

Subject to the terms of the Loan Agreement, we will be required to prepay all amounts outstanding under the Loan Agreement upon a change in control or event of default. In addition, we will be required to repay all of the New Loan and a portion of the Original Loan Amount, if we secure other financing or consummate a sale or license of assets.

Any amounts drawn against the New Loan (an “Advance”) accrue interest at an annual rate of 7.5%. The Lender will receive an availability fee equal to an annual rate of 0.5% on the unused portion of the New Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan Agreement and the maximum amount of aggregate Advances of $10.0 million.

In connection with the Loan Agreement, the Lender received a warrant to purchase an aggregate of 1,229,105 shares of our common stock at an exercise price of $2.034 per share (the “New Warrant”).  The New Warrant vested immediately upon issuance and expires on the later of the fifth anniversary of the New Warrant or one year after the termination of the Loan Agreement (the “Expiration Date”) and repayment of all amounts due and payable thereunder. As part of the Original Agreement, the Lender received warrants to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share and up to 378,788 shares of our common stock at an exercise price of $1.65 per share. At March 31, 2012, all stock warrants granted to the Lender were outstanding and exercisable.

At March 31, 2012, we had $10.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our consolidated balance sheet. The $10.0 million revolving loan expires in November 2014, at which time we must repay all outstanding borrowings and interest and fees under the Loan Agreement.

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

Management believes that, of its significant accounting policies, an understanding of the following critical accounting policies is important in obtaining an overall understanding of the consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). ASC 605 requires that five basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services were rendered; (iii) the fee is fixed and determinable; (iv) collectability is reasonably assured; and (v) the fair value of undelivered elements, if any, exists. Determination of criterion (iv) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract.

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

Stock-Based Compensation

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and include these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. For stock-based awards with performance-based vesting conditions, we are also required to estimate the probability of the vesting conditions being met. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

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

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

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

Out-of-Period Adjustment

Operating results for fiscal 2011 include a reduction of selling, general, and administrative expenses of approximately $0.3 million for the reversal of a provision for sales and use tax related matters to correct a cumulative error from a prior fiscal year. This adjustment was recorded in the fourth quarter of fiscal 2011.

We do not believe this adjustment was material to the consolidated financial statements for the periods in which the error originated and in which it was corrected, and therefore, we have not restated our consolidated financial statements for the period.

Results of Operations (Dollars in thousands, except per share amounts)

Net Sales

In the medical segment, we track sales of endoscopes and EndoSheath disposables by market. We also track sales of peripherals and accessories which can be sold to more than one market. Net sales by operating segment and by market/category for fiscal years 2012 and 2011 were as follows:

	Fiscal Year Ended March 31,
Market/Category	2012	2011	Change
Urology	$7,167	$3,731	92%
ENT / TNE	2,874	2,448	17%
Pulmonology	895	616	45%
Spine	837	93	800%
Repairs, peripherals, and accessories	1,962	1,483	32%
Total medical net sales	$13,735	$8,371	64%
Borescopes	2,204	1,799	23%
Repairs	747	729	2%
Total industrial net sales	$2,951	$2,528	17%
Net sales	$16,686	$10,899	53%

Net sales increased $5.8 million, or 53%, in fiscal 2012 to $16.7 million compared to $10.9 million in fiscal 2011. During fiscal 2012, our medical segment’s net sales of $13.7 million increased by $5.4 million, or 64%, primarily attributable to higher sales of our endoscopes and EndoSheath disposables in the urology market as a result of the Stryker Agreement. Our industrial segment’s net sales of $3.0 million increased by $0.4 million, or 17%, primarily attributable to increased demand for our borescopes. This operating segment’s products are mature, and therefore, we expect future sales to remain relatively flat.

The following table summarizes net sales by market/category and by product for our medical operating segment for fiscal years 2012 and 2011:

	Fiscal Year Ended March 31, 2012			Fiscal Year Ended March 31, 2011
Market/Category	Domestic	International	Worldwide	Domestic	International	Worldwide
Urology
Endoscopes	$2,737	$1,226	$3,963	$925	$665	$1,590
EndoSheath disposables	1,489	1,715	3,204	1,019	1,122	2,141
Total urology market	4,226	2,941	7,167	1,944	1,787	3,731

ENT / TNE
Endoscopes	2,301	480	2,781	2,111	284	2,395
EndoSheath disposables	91	2	93	52	1	53
Total ENT / TNE markets	2,392	482	2,874	2,163	285	2,448

Pulmonology
Endoscopes	482	272	754	133	385	518
EndoSheath disposables	27	114	141	25	73	98
Total pulmonology market	509	386	895	158	458	616

Spine
Endoscopes	837	-	837	93	-	93

Repairs, peripherals, and accessories	1,306	656	1,962	902	581	1,483
Total medical sales	$9,270	$4,465	$13,735	$5,260	$3,111	$8,371

Product
Endoscopes	$6,357	$1,978	$8,335	$3,262	$1,334	$4,596
EndoSheath disposables	1,607	1,831	3,438	1,096	1,196	2,292
Repairs, peripherals, and accessories	1,306	656	1,962	902	581	1,483
Total medical sales	$9,270	$4,465	$13,735	$5,260	$3,111	$8,371

Net sales to the urology market were $7.2 million in fiscal 2012 representing an increase of $3.4 million (92%) over fiscal 2011. The year-over-year growth was due primarily to the expanded U.S. distribution of our flexible video and fiber cystoscopes and related EndoSheath products to Stryker beginning in April 2011 and continued adoption of our EndoSheath technology in the international markets.

Net sales to the ENT and TNE (surgery) markets were $2.9 million in fiscal 2012 representing an increase of $0.4 million (17%) over fiscal 2011. Higher demand for our ENT endoscopes and continued expansion in the GI and bariatric surgery markets contributed to the year-over-year growth.

Net sales to the pulmonology market were $0.9 million in fiscal 2012 representing an increase of $0.3 million (45%) over fiscal 2011. The year-over-year increase was due primarily to continued growth in our U.S. customer base in pulmonology (critical care).

Net sales to SpineView were $0.8 million in fiscal 2012 representing an increase of $0.7 million (800%) over fiscal 2011. We continue to fulfill the initial stocking order of 50 video surgical endoscope systems to SpineView.

Net sales of repairs, peripherals, and accessories were $2.0 million in fiscal 2012 representing an increase of $0.5 million (32%) over fiscal 2011. The increased demand for peripherals and accessories for our urology endoscopes as a result of the Stryker Agreement contributed to the year-over-year growth.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for fiscal years 2012 and 2011 was as follows:

	Fiscal Year Ended March 31,
Gross Profit	2012	2011	Change
Medical	$4,064	$2,149	89%
As percentage of net sales	30%	26%	4%
Industrial	1,021	771	32%
As percentage of net sales	35%	30%	5%
Gross profit	$5,085	$2,920	74%
Gross margin percentage	30%	27%	3%

Gross profit was $5.1 million in fiscal 2012 representing an increase of $2.2 million (74%) over fiscal 2011. Gross margin percentage was 30% in fiscal 2012 representing an increase of 3% over fiscal 2011. The year-over-year increase in gross margin is largely driven by a more favorable sales mix towards products with higher gross margins and favorable manufacturing variances as a result of manufacturing efficiencies.

Operating Expenses (Selling, General, and Administrative (“SG&A”) and Research and Development (“R&D”)

Operating expenses by operating segment for fiscal years 2012 and 2011 were as follows:

	Fiscal Year Ended March 31,
Operating Expenses	2012	2011	Change
SG&A expenses
Medical	$10,777	$9,985	8%
Industrial	1,268	786	61%
Total SG&A expenses	12,045	10,771	12%
R&D expenses
Medical	3,155	3,511	-10%
Industrial	-	-	-
Total R&D expenses	3,155	3,511	-10%
Total operating expenses	$15,200	$14,282	6%

SG&A Expenses

SG&A expenses were $12.0 million in fiscal 2012 representing an increase of $1.3 million (12%) over fiscal 2011. The increase was primarily attributable to higher stock-based compensation expense, higher sales commissions due to the overall growth of our net sales, and increased spending on sales and marketing consulting activities. Prior year SG&A expenses benefited from the reversal of a provision for sales tax-related matters and the recovery of bad debt expense for a delinquent account, both of which were not repeated in the current fiscal year and also contributed to the year-over-year increase.

R&D Expenses

R&D expenses were $3.2 million in fiscal 2012 representing a decrease of $0.4 million (-10%) over fiscal 2011. The decrease was primarily attributable to lower product development costs associated with our next generation digital processing units as we shifted from the development stage to the product launch phase of the second generation 5000 Series video processor. We released this second generation product, which features upgraded software providing our customers with additional features and superior image quality, in the second quarter of fiscal 2012.

Other (Expense) Income

Other (expense) income for fiscal years 2012 and 2011 was as follows:

	Fiscal Year Ended March 31,
Other (Expense) Income	2012	2011	Change
Interest income	$9	$8	13%
Interest expense	(489)	(333)	47%
Debt cost expense	(372)	(141)	164%
Other, net	(48)	(6)	700%
Other expense, net	$(900)	$(472)	91%

Other expense was $0.9 million in fiscal 2012 representing an increase of $0.4 million (91%) over fiscal 2011. The increase was primarily attributable to the interest expense on the outstanding borrowings under the line of credit – related party and the amortization of the deferred debt cost associated with the warrant shares issued in connection with the line of credit – related party.

Income Tax Provision

Income tax provision was $1 thousand in fiscal 2012 representing a decrease of $8 thousand (-89%) over fiscal 2011. We record a tax provision for minimum state income taxes.

Net Loss

Net loss for fiscal years 2012 and 2011 was as follows:

	Fiscal Year Ended March 31,
Net Loss	2012	2011	Change
Loss before provision for income taxes	$(11,015)	$(11,834)	-7%
Income tax provision	1	9	-89%
Net loss	$(11,016)	$(11,843)	-7%

Net loss was $11.0 million in fiscal 2012 representing a decrease of $0.8 million (-7%) over fiscal 2011. The decrease was primarily attributable to a higher gross profit, partially offset by higher SG&A expenses.

Subsequent Event

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to LPC 160,000 shares of our common stock. We received $1 million of the $15 million upon signing of the Purchase Agreement for the sale to LPC of 599,880 shares or our common stock at a price of $1.667 per share. In connection with that sale, we also issued to LPC 15,333 additional shares of our common stock, for which we received no cash proceeds. This total maximum amount of $15 million would increase to $21 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75 million during the 36-month term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, the Lender waived the repayment requirement under the Loan Agreement.

Liquidity and Capital Resources

The following table summarizes selected financial information and statistics as of March 31, 2011 and 2012:

	March 31,	March 31,
	2012	2011
Cash and cash equivalents	$2,674	$9,180
Accounts receivable, net	$2,132	$1,592
Inventories, net	$3,970	$6,096
Working capital	$6,022	$9,033

We consider our cash and cash equivalents to be our principal sources of liquidity. Cash and cash equivalents at March 31, 2012 were $2.7 million compared to $9.2 million at March 31, 2011. Working capital was $6.0 million at the end of fiscal 2012 compared to $9.0 million at the end of fiscal 2011. The decrease in working capital was primarily attributable to higher operating cash outflows during fiscal 2012.

In fiscal 2012, we used $11.6 million of net cash in our operating activities compared to $6.6 million in fiscal 2011. The increase in cash used in operations was primarily attributable to the reduction of advances from customers (i.e., sales of products to customers who already prepaid for such products in fiscal 2011), partially offset by lower inventories as we continue to fulfill orders for the remaining customer advances. Fiscal 2011 benefited from the receipt of these customer advances, which was not repeated in the current fiscal year.

In fiscal 2012, we used $0.2 million of net cash from our investing activities compared to $0.2 million provided by such activities in fiscal 2011. Fiscal 2011 benefited from the proceeds yielded from sales and maturities of our short-term investments.

In fiscal 2012, we provided $5.3 million of net cash from our financing activities compared to $13.1 million in fiscal 2011. Fiscal 2011 benefited from the proceeds yielded from a private placement of 7 million shares of our common stock.

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows during fiscal 2013, because of continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations and capital expenditures. As of March 31, 2012, we had cash and cash equivalents totaling approximately $2.7 million. We expect that our cash at March 31, 2012 and the initial $1 million received from the initial purchase by LPC, together with up to an additional $14 million available, subject to certain conditions, from LPC pursuant to the Purchase Agreement, should be sufficient to fund our operations through at least March 31, 2013. However, if our performance expectations fall short (including failure to generate expected sales from Stryker and SpineView) or our expenses exceed expectations, or we are unable to sell shares of our common stock to LPC the full amount under the Purchase Agreement, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Contractual Obligations

Set forth below is a summary of our current obligations as of March 31, 2012 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years
Office lease commitments	$1,254	$429	$682	$143	$-
Capital lease obligations	211	107	104	-	-
Line of credit—related party	10,000	-	10,000	-	-
Total contractual obligations	$11,465	$536	$10,786	$143	$-

Off-Balance Sheet Arrangements

At March 31, 2012, we had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and the participation of management, including our CEO and CFO, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of March 31, 2012 covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

As a smaller reporting company, this annual report is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers of Our Company

Cynthia F. Ansari, age 47, was appointed Chief Executive Officer on August 11, 2011. She is also a member of our Board of Directors. Prior to joining us, Ms. Ansari served from 2007 to 2011 as Vice President of Global Marketing for Stryker Spine, one of the world’s leading medical technology companies. From 1992 to 2007, Ms. Ansari held positions of increasing responsibility in sales and marketing at Stryker, including over a decade developing products for the endoscopic market. At Stryker, she led a global team of professionals to successfully launch numerous products and transform the Stryker Spine Marketing Organization. Ms. Ansari began her career at Motorola, Inc. where she earned numerous achievements, including the company’s prestigious “Salesperson of the Year” award in 1991. Ms. Ansari has a B.A. in Economics from the University of Maryland. She has also participated in Executive Leadership Programs at Harvard Business School.

Katherine L. Wolf, age 45, has been our Chief Financial Officer and Executive Vice President, Corporate Development since September 2008. From 2005 to 2008, Ms. Wolf was a Managing Director at HSBC Securities in its investment banking division, where she was a member of the firm’s Health Care Group and ran the investment banking MedTech effort. Prior to HSBC, she worked at Bear, Stearns & Co. from 2000 to 2005 in the Health Care Group, rising to the level of Managing Director.  Ms. Wolf holds an M.B.A. from Harvard Business School and a B.A. from Williams College.

Mark S. Landman, age 57, has been our Vice President, Disposables Operations since 2007 and Vice President of our Medical Division since July 1999. Mr. Landman joined us from Boston Scientific in January 1991 and served in a variety of roles in product development, project management, manufacturing engineering, and material control from that date to July 1999.

Jitendra Patel, age 58, has been our Vice President, Industrial Division since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that division.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) applicable to our directors, officers, and employees and those of our subsidiaries, including our principal executive officer, the principal financial officer, the principal accounting officer, the corporate controller, and other officers of the Company or our subsidiaries. We require all employees, including our senior officers, to read and to adhere to the Code of Ethics in discharging their work-related responsibilities. Our compliance and ethics program involves the administration of, training regarding and enforcement of, the Code of Ethics and is under the direction of our Chief Financial Officer. Employees are expected to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. Our Code of Ethics, as amended, is posted on our website under Corporate Governance in the Investors tab, at www.visionsciences.com, and we intend to disclose any future amendments to or waivers granted to our executive officers from a provision to the Code of Ethics on our website. A copy of our Code of Ethics is available, free of charge, upon written request sent to Vision-Sciences, Inc. 40 Ramland Road South, Orangeburg, New York 10962, Attention: Corporate Governance.

Additional information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14. Principal Accountants Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  1. Financial Statements

The following financial statements of Vision-Sciences, Inc. are included:

(a) 2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

Some of the agreements filed (or incorporated by reference) as exhibits to this Annual Report on Form 10-K contain representations and warranties and other statements by the parties to those agreements, which were made at the time of those agreements solely for the benefit of the parties to those agreements and should not be relied on as accurate statements of fact by readers of this Form 10-K or any other person.  Those representations, warranties and other statements were made only as of dates specified in those agreements and do not reflect later developments or changes.  Additionally, those representations, warranties and other statements may not properly reflect actual conditions at the time they were made because: (1) they may have been subject to differing standards of materiality; or (2) they may have been qualified or limited by exceptions or other disclosures made to the other parties to the agreements in connection with the negotiation of those agreements, which exceptions and other disclosures may not be reflected in the agreements.

Exhibit	Description of Exhibit
3.1
(a) Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001)
(b) Amendment to the Company’s Amended and Restated Certificate of Incorporation (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001)
(c) Amendment to the Company’s Amended and Restated Certificate of Incorporation  (Incorporated by reference to Current Report on Form 8-K filed on December 15, 2010).

3.2	By-laws, as amended to date (Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2009).
*10.1	2003 Director Option Plan, as amended (Incorporated by reference to the Registration Statement on Form S-8 filed on October 10, 2008).
*10.2	2000 Stock Incentive Plan (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000).
*10.3	2007 Stock Incentive Plan, as amended (Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A).
10.4	Separation Agreement between the Company and Ron Hadani dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).
*10.5	Employment Agreement between Vision-Sciences, Inc. and Warren Bielke dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).
10.6	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

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

10.10	Lease Agreement between Vision-Sciences, Inc. and 30 Ramland Road LLC dated as of March 23, 2000 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000).
10.11
License Agreement between Vision-Sciences, Inc. and Medtronic Xomed, Inc. dated March 26, 2007 (Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A).

10.12
Third Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as December 26, 2006 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.13	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008 (Incorporated by reference to the Current Report on Form 8-K filed on June 23, 2008).
*10.14	Employment Letter between Vision-Sciences, Inc. and Katherine L. Wolf dated September 16, 2008 (Incorporated by reference to the Current Report on Form 8-K filed on September 16, 2008).
*10.15	Consulting Agreement between Vision-Sciences, Inc. and Warren Bielke dated April 7, 2009 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009).
10.16
Fourth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as April 12, 2009 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.17
Amended and Restated Revolving Loan Agreement between Vision-Sciences, Inc. and Lewis C. Pell dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-k filed on October 4, 2012).

10.18	Common Stock Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.19	Form of Common Stock Purchase Agreement dated January 18, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011).
**10.20	Supply Agreement between Vision-Sciences, Inc. and Stryker Corporation dated September 22, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2010).
10.21	Purchase Agreement between Vision-Sciences, Inc. and Lincoln Park Capital Fund, LLC dated April 27, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012).
10.22	Common Stock Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on October 4, 2012).
10.23	Amendment to Separation Agreement between the Company and Ron Hadani dated March 14, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012).
21.1	Subsidiaries of the Company
23.1	Consent of EisnerAmper, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance
***101.SCH	XBRL Taxonomy Extension Schema
***101.CAL	XBRL Taxonomy Extension Calculation
***101.DEF	XBRL Taxonomy Extension Definition
***101.LAB	XBRL Taxonomy Extension Labels
***101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.
***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.
Date: May 25, 2012

	By:	/s/ Cynthia F. Ansari

Cynthia F. Ansari
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Cynthia F. Ansari	Chief Executive Officer (Principal Executive Officer),	May 25, 2012
Cynthia F. Ansari	Director

/s/ Katherine L. Wolf	Chief Financial Officer and Executive Vice President, Corporate	May 25, 2012
Katherine L. Wolf	Development (Principal Financial and Accounting Officer)

/s/ Lewis C. Pell	Chairman of the Board of Directors	May 25, 2012
Lewis C. Pell

/s/ David W. Anderson	Director	May 25, 2012
David W. Anderson

/s/ Warren Bielke	Director	May 25, 2012
Warren Bielke

/s/ Lothar Koob	Director	May 25, 2012
Lothar Koob

/s/ Katsumi Oneda	Director	May 25, 2012
Katsumi Oneda

/s/ Bruce Polsky	Director	May 25, 2012
Bruce Polsky

/s/ John J. Rydzewski	Director	May 25, 2012
John J. Rydzewski

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vision-Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
Edison, New Jersey
May 25, 2012

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,674	$9,180
Accounts receivable, less allowances of $58 and $56, respectively	2,132	1,592
Inventories, net	3,970	6,096
Prepaid expenses and other current assets	197	332
Total current assets	8,973	17,200

Machinery and equipment	3,516	3,182
Demo equipment	1,070	1,413
Furniture and fixtures	224	224
Leasehold improvements	372	372
Property and equipment, at cost	5,182	5,191
Less—accumulated depreciation and amortization	3,149	2,970
Total property and equipment, net	2,033	2,221
Other assets, net	77	73
Deferred debt cost, net	1,516	272
Total assets	$12,599	$19,766

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Capital lease obligations	$91	$65
Accounts payable	587	921
Accrued expenses	944	782
Accrued compensation	657	706
Advances from customers	672	5,693
Total current liabilities	2,951	8,167

Line of credit—related party	10,000	5,000
Capital lease obligations, net of current portion	97	75
Total liabilities	13,048	13,242

Commitments and Contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value uthorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued and outstanding—45,396 shares and 44,025 shares, respectively	454	440
Additional paid-in capital	98,382	94,339
Treasury stock at cost, 7 shares of common stock and none, respectively	(14)	-
Accumulated deficit	(99,271)	(88,255)
Total stockholders’ (deficit) equity	(449)	6,524
Total liabilities and stockholders’ (deficit) equity	$12,599	$19,766

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2012	2011

Net sales	$16,686	$10,899
Cost of sales	11,601	7,979
Gross profit	5,085	2,920

Selling, general, and administrative expenses	12,045	10,771
Research and development expenses	3,155	3,511
Operating loss	(10,115)	(11,362)

Interest income	9	8
Interest expense	(489)	(333)
Debt cost expense	(372)	(141)
Other, net	(48)	(6)
	(900)	(472)
Loss before provision for income taxes	(11,015)	(11,834)
Income tax provision	1	9
Net loss	$(11,016)	$(11,843)

Net loss per common share - basic and diluted	$(0.25)	$(0.31)

Weighted average number of shares outstanding - basic and diluted	44,246	38,318

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
 (In thousands, except per share amounts)

	Common Stock		Additional	Treasury Stock			Total
	Number	$0.01	Paid-in	Number		Accumulated	Stockholders’
	of Shares	Par Value	Capital	of Shares	Cost	Deficit	Equity (Deficit)
Balance at March 31, 2010	36,856	$369	$81,968	-	$-	$(76,412)	$5,925
Exercise of stock options	129	1	146	-	-	-	147
Stock issued in private placement	7,000	70	10,430	-	-	-	10,500
Issuance of stock warrants to lender—related party	-	-	117	-	-	-	117
Issuance of restricted stock awards	795	8	-	-	-	-	8
Cancellation of restricted stock awards	(755)	(8)	-	-	-	-	(8)
Stock-based compensation expense	-	-	1,678	-	-	-	1,678
Net loss	-	-	-	-	-	(11,843)	(11,843)
Balance at March 31, 2011	44,025	440	94,339	-	-	(88,255)	6,524
Exercise of stock options	348	4	424	-	-	-	428
Cashless exercise of stock options	706	7	(7)	-	-	-	-
Issuance of stock warrants to lender—related party	-	-	1,611	-	-	-	1,611
Issuance of restricted stock awards	406	4	(4)	-	-	-	-
Cancellation of restricted stock awards	(89)	(1)	1	-	-	-	-
Common stock repurchased	-	-		7	(14)	-	(14)
Stock-based compensation expense	-	-	2,018	-	-	-	2,018
Net loss	-	-	-	-	-	(11,016)	(11,016)
Balance at March 31, 2012	45,396	$454	$98,382	7	$(14)	$(99,271)	$(449)

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Fiscal Year Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,016)	$(11,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	832	747
Stock-based compensation expense	2,018	1,678
Recovery of losses on accounts receivable	(1)	(209)
Debt cost expense	372	141
Loss on disposal of fixed assets	48	-
Changes in assets and liabilities:
Accounts receivable	(539)	(236)
Inventories	1,773	(2,599)
Prepaid expenses and other current assets	135	556
Other assets	(9)	-
Accounts payable	(334)	54
Accrued expenses	162	(202)
Accrued compensation	(49)	(401)
Advances from customers	(5,021)	5,693
Net cash used in operating activities	(11,629)	(6,621)
Cash flows from investing activities:
Purchase of short-term investments	-	(149)
Proceeds from short-term investment sales/maturities	-	596
Proceeds from disposal of fixed assets	10	-
Purchases of property and equipment	(209)	(269)
Net cash (used in) provided by investing activities	(199)	178
Cash flows from financing activities:
Advances on line of credit—related party	5,000	2,500
Payments for deferred debt cost	(5)	-
Payments on capital leases	(87)	(64)
Proceeds from private placement	-	10,500
Proceeds from exercise of stock options	428	147
Common stock repurchased	(14)	-
Net cash provided by financing activities	5,322	13,083
Net (decrease) increase in cash and cash equivalents	(6,506)	6,640
Cash and cash equivalents at April 1	$9,180	$2,540
Cash and cash equivalents at March 31	$2,674	$9,180

Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest	$425	$250
Income taxes	$4	$27

Non-cash investing and financing activities:
Net transfers of inventory (from) to fixed assets for use as demonstration equipment	$(353)	$678
Capital leases entered into for equipment purchases	$135	$86
Issuance of stock warrants with line of credit—related party	$1,611	$117

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

Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products, including our flexible endoscopes, and our EndoSheath technology referred to as a sheath or EndoSheath disposable, for a variety of specialties and markets.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows during fiscal 2013, because of continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations and capital expenditures. As of March 31, 2012, we had cash and cash equivalents totaling approximately $2.7 million. We expect that our cash at March 31, 2012 and the initial $1 million received from the initial purchase by Lincoln Park Capital Fund, LLC (“LPC”) under the a purchase agreement dated April 27, 2012 (the “Purchase Agreement”), together with up to an additional $14 million available from LPC pursuant to the Purchase Agreement (see Note 12. Subsequent Event for additional information), should be sufficient to fund our operations through at least March 31, 2013. However, if our performance expectations fall short (including failure to generate expected sales from Stryker and SpineView) or our expenses exceed expectations, or we are unable to sell shares of our common stock to LPC the full amount under the Purchase Agreement, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Vision-Sciences, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of which relate to the allowance for doubtful accounts, market value for inventories, warranties, and fair value of equity based instruments. Actual results could differ from those estimates.

Out-of-Period Adjustment

Operating results for fiscal 2011 include a reduction of selling, general, and administrative expenses of approximately $0.3 million for the reversal of a provision for sales and use tax related matters to correct a cumulative error from a prior fiscal year. This adjustment was recorded in the fourth quarter of fiscal 2011.

We do not believe this adjustment was material to the consolidated financial statements for the periods in which the error originated and in which it was corrected, and therefore, we have not restated our consolidated financial statements for the period.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). ASC 605 requires that five basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services were rendered; (iii) the fee is fixed and determinable; (iv) collectability is reasonably assured; and (v) the fair value of undelivered elements, if any, exists. Determination of criterion (iv) above is based on management’s judgment regarding the collectability of invoices for products and services delivered to customers. Should changes in conditions cause management to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract.

For products sold to Stryker we recognize revenue in a two-step process (see Note 6. Advances from Customers for additional information). The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers, based upon reports received from Stryker monthly. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us. There can be no assurance that Stryker will purchase an amount of products in order for us to retain all or any portion of the $5 million prepayment or that we will not be required to refund all or a portion of the prepayment to Stryker.  If we are required to refund any amounts paid to us, it will have a material adverse effect on our financial condition.

Research and Development Expenses

Costs of research, new product development, and product redesign are charged to expense as incurred.

Stock-Based Compensation

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and include these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. For stock-based awards with performance-based vesting conditions, we are also required to estimate the probability of the vesting conditions being met. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer.

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

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes.

Foreign Currency Transactions

We charge foreign currency transaction gains or losses in connection with our purchases of products from foreign vendors to operations. For each of the fiscal years presented these amounts were immaterial.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all fiscal years presented the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options and warrants of 8,194,887 shares and 7,250,216 shares as of March 31, 2012 and 2011, respectively, were excluded from the calculation of fully diluted net loss per share.

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

The following table summarizes net sales to our significant customers, which accounted for more than 10% of total segment net sales:

	Fiscal Year Ended March 31,
	2012	2011
Medical segment
Stryker	$4,288	$386
Percentage of total segment net sales	31%	5%
Percentage of total net sales	26%	4%

Industrial segment
Pratt & Whitney, a division of United Technology Corporation	$138	$303
Percentage of total segment net sales	5%	12%
Percentage of total net sales	1%	3%

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Cash and Cash Equivalents

We classify investments with original maturities of 90 days or less, consisting of certificates of deposits and a money market account at a bank, as cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at March 31, 2012 and 2011.

Fair Value Measurements

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued compensation, and capital lease obligations approximate fair value due to their short-term nature. The fair value of the line of credit is based on its face value, which is equal to its carrying value.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. If cost exceeds market, inventory is reported at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology, and other factors. We record a write-down for inventories of components, which have become obsolete, slow moving, or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each fiscal quarter that considers multiple factors, including demand forecasts, product life cycle status, product development plans, and current sales levels. Inventories consist of the following:

	March 31,
	2012	2011
Raw materials	$3,271	$4,967
Work in process	432	324
Finished goods	267	805
Inventories, net	$3,970	$6,096

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

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the various assets, or for leasehold improvements, over the term of the lease, if shorter. The estimated useful lives for each major asset classification are as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	7 - 15 years
Demo equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	lesser of lease period or 10 years
Intangible assets	6 - 15 years

Depreciation and amortization expense was $832 thousand and $747 thousand in fiscal years 2012 and 2011, respectively.

Other Assets

Other assets consist primarily of deposits and patents. Patents are amortized on a straight-line basis over a period of up to 15 years. The following table summarizes the components of gross and net intangible asset balances as of March 31, 2012 and 2011:

	March 31,
Definite lived and amortizable acquired intangible assets	2012	2011
Gross carrying amount	$95	$95
Accumulated amortization	(95)	(90)
Net carrying amount	$-	$5

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We believe that the carrying value of these assets is fully realizable at March 31, 2012.

Deferred Debt Cost

We defer costs, including the fair value of commitment warrants, associated with securing a line of credit or revolving loan agreement over the applicable term to maturity of the agreement. These costs are amortized as debt cost expense in our consolidated statement of operations. The costs are amortized over the term of the line of credit or revolving loan agreement on a straight-line basis or using the effective interest method.

The following table summarizes the components of gross and net deferred debt cost balances as of March 31, 2012 and 2011:

	March 31,
Deferred debt cost	2012	2011
Gross carrying amount	$2,060	$444
Accumulated amortization	(544)	(172)
Net carrying amount	$1,516	$272

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

Fiscal Year Ended March 31,	Medical	Industrial	Adjustments*	Consolidated
2012
Net sales	$13,735	$2,951	$-	$16,686
Gross profit	4,064	1,021	-	5,085
Operating loss	(9,868)	(247)	-	(10,115)
Depreciation and amortization	789	43	-	832
Assets	13,140	1,413	(1,954)	12,599
Expenditures for fixed assets	209	-	-	209

2011
Net sales	$8,371	$2,528	$-	$10,899
Gross profit	2,149	771	-	2,920
Operating loss	(11,347)	(15)	-	(11,362)
Depreciation and amortization	716	31	-	747
Assets	20,142	1,634	(2,010)	19,766
Expenditures for fixed assets	269	-	-	269

	March 31,
*Adjustments	2012	2011
Intercompany eliminations	$(1,268)	$(1,324)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(1,954)	$(2,010)

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

The following table presents the reconciliation of loss before provision for income taxes:

	Fiscal Year Ended March 31,
	2012	2011
Operating loss	$(10,115)	$(11,362)
Interest expense, net	(480)	(325)
Debt cost expense	(372)	(141)
Other, net	(48)	(6)
Loss before provision for income taxes	$(11,015)	$(11,834)

The following table presents net sales based on the geographic location of the external customer. No individual foreign country accounted for more than 10% of our worldwide sales in fiscal years 2012 and 2011.

	Fiscal Year Ended March 31,
	2012		2011
United States	$11,349	68%	$7,277	81%
Europe	3,700	22%	2,797	12%
Asia and Australia	885	5%	383	3%
Middle East and Africa	371	2%	327	2%
Canada	303	2%	77	2%
Central and South America	78	1%	38	0%
Net sales	$16,686	100%	$10,899	100%

Note 4. Income Taxes

We account for income taxes in accordance with ASC 740 (Topic 740, Income Taxes). ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our financial statements or tax returns. ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded in our consolidated financial statements for fiscal years 2012 and 2011.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for fiscal years 2012 and 2011. We have elected to treat interest and penalties, to the extent they arise, as a component of income taxes.

In fiscal years 2012 and 2011, we recorded an income tax provision of approximately $1 thousand and $9 thousand, respectively, for minimum state taxes.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Fiscal Year Ended March 31,
	2012	2011

Federal statutory rate	-34%	-34%
State taxes, net of federal tax benefit	3%	1%
Permanent differences:
Incentive stock options	2%	2%
Effect of permanent differences	2%	2%
Increase in valuation allowance	29%	31%
Effective tax rate	--%	--%

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

As of March 31, 2012, we had approximately $59.3 million of federal net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2032, commencing in fiscal 2013. As of March 31, 2012, we had approximately $40.4 million of state net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2027, commencing in fiscal 2013. At March 31, 2012, we had approximately $1.0 million of capital loss carryforwards available to offset future capital gains. These capital loss carryforwards expire at various dates through our fiscal 2015, commencing in fiscal 2013. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. We have not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership would limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

The tax effects of the major items recorded as deferred tax assets are as follows:

	March 31,
	2012	2011
Net operating loss carryforwards	$21,942	$21,278
Stock-based compensation	2,595	2,351
Depreciation and amortization	137	(129)
Nondeductible reserves	270	421
Capital loss carryforwards	373	389
Deferred debt cost	199	66
Other	312	320
Gross deferred tax asset	25,828	24,696
Valuation allowance	(25,828)	(24,696)
Net deferred tax asset	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by our historical results and restrictions on the usage of the net operating loss carryforwards.

We file tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before our fiscal 2008 with exception of the net operating losses, for which the statute of limitations will expire the earlier of three years after the utilization or when expired. State jurisdictions that remain subject to examination range from our fiscal year 2008 to 2011.

Note 5. Accrued Expenses

The following table shows our consolidated financial statement details as of March 31, 2012 and 2011:

	March 31,
	2012	2011
Warranty reserve	$303	$106
Interest payable—related party	158	94
Accrued accounts payable	137	154
Accrued other	128	110
Accrued accounting fees	124	137
Accrued legal fees	34	67
Sales tax payable	32	48
Accrued travel expenses	28	66
Accrued expenses	$944	$782

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Note 6. Advances from Customers

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes employ our patented EndoSheath technology, which are co-branded Stryker and Vision-Sciences. We will also supply Stryker with flexible ureteroscopes upon launch of this product line, expected to occur during the first half of fiscal 2013. Stryker initially has the exclusive rights to distribute products we manufacture, including cystoscopes, urology EndoSheath technology, and ureteroscopes, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world, although we reached an agreement with Stryker to delay the rest of the world launch until at least December 2012. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We will recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to its end customers, based upon reports received from Stryker monthly. Such amounts have not been significant through March 31, 2012. There is no cost of sales associated with revenue under this second step. There is no required minimum amount of scopes and EndoSheath products which Stryker is required to purchase from us.

During fiscal 2011, we received a prepayment from Stryker of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an advance from customer in our consolidated balance sheet. In fiscal years 2012 and 2011, we recognized $4.3 million and $0.5 million in revenue, respectively, for delivery of cystoscopes and EndoSheath technology. At March 31, 2012, the advance from customer balance pertaining to Stryker was $0.1 million. We will continue to apply the amounts due from Stryker for purchases of scopes and EndoSheath technology to the prior advance by Stryker and recognize the associated revenue in accordance with our revenue recognition policy. Stryker will thereafter pay us for products supplied.

SpineView Development and Supply Agreement

On June 19, 2008, we entered into a Development and Supply Agreement with SpineView (the “SpineView Agreement”), pursuant to which we were to develop and supply a CCD-based video surgical endoscope to SpineView for use with SpineView’s products. During fiscal 2011, we received a prepayment of $1.4 million from SpineView for the initial, firm stocking order of 50 SpineView surgical endoscope systems. We recorded this prepayment as an advance from customer in our consolidated balance sheet. In fiscal years 2012 and 2011, we recognized $0.8 million and $0.1 million in revenue, respectively, for delivery of SpineView surgical endoscope systems. At March 31, 2012, the advance from customer balance pertaining to SpineView was $0.4 million. We will continue to apply the amounts due from SpineView to the prior advance by SpineView for purchases of scopes and recognize the associated revenue until the balance is exhausted. SpineView will thereafter pay us for products supplied.

Note 7. Line of Credit – Related Party

On September 30, 2011 (the “Effective Date”), we entered into the Loan Agreement with our Chairman, Lewis C. Pell (the “Lender”) providing for an additional $5.0 million in available loans (the “New Loan”) to us, in addition to $5.0 million previously borrowed under the Original Agreement (as defined below), for an aggregate loan of up to $10.0 million.

This Agreement amends and restates the original Revolving Loan Agreement between the Lender and us dated November 9, 2009 (the “Original Agreement”) pursuant to which we borrowed $5 million (the “Original Loan Amount”). Under the Loan Agreement, we may draw up to the New Loan Amount until November 9, 2014 or such earlier time as the agreement is terminated in accordance with its terms. The Loan Agreement extends the Original Loan Amount repayment date to be consistent with the New Loan Amount and extends the expiration date of the stock warrants issued under the Original Agreement to be consistent with the terms of the New Warrant (as defined below).

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Subject to the terms of the Loan Agreement, we will be required to prepay all amounts outstanding under the Loan Agreement upon a change in control or event of default. In addition, unless the Lender agrees to a waiver, we will be required to repay all of the New Loan and a portion of the Original Loan Amount, if we secure other financing from an external party or consummate a sale or license of assets.

Any amounts drawn against the New Loan (an “Advance”) accrue interest at an annual rate of 7.5%. The Lender will receive an availability fee equal to an annual rate of 0.5% on the unused portion of the New Loan calculated based on the difference between the average annual principal amount of the outstanding Advances under the Loan Agreement and the maximum amount of aggregate Advances of $10.0 million.

In connection with the Loan Agreement, the Lender received a warrant to purchase an aggregate of 1,229,105 shares of our common stock at an exercise price of $2.034 per share (the “New Warrant”).  The New Warrant vested immediately upon issuance and expires on the later of the fifth anniversary of the Effective Date or one year after the termination of the Loan Agreement (the “Expiration Date”) and repayment of all amounts due and payable under the Loan Agreement. As part of the Original Agreement, the Lender received warrants to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share and up to 378,788 shares of our common stock at an exercise price of $1.65 per share.

We have accounted for the fair value of the New Warrant and incremental fair value arising from the extension of the maturity date of the old warrants as an increase to the deferred debt cost. Such deferred debt costs are amortized to expense over the term of the Loan Agreement to its Expiration Date.

We estimated the fair value of all of the stock warrants issued on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. The following table summarizes Advances taken and warrant issuances as of March 31, 2012:

Month	Amount of Advance	Number of Warrant Shares Vested	Fair Value of Warrant Shares on Date Vested	Exercise Price	Risk-Free Interest Rate	Expected Life (In Years)	Expected Volatility
March 2012	$2.0 million	--	--	--	--	--	--
December 2011	$2.0 million	--	--	--	--	--	--
September 2011	$1.0 million	1,229,105	$1.5 million	$2.034	0.96%	5.00	86%
December 2010	$0.5 million	37,879	$30 thousand	$1.650	1.56%	3.90	91%
June 2010	$2.0 million	151,515	$87 thousand	$1.650	1.58%	4.37	93%
March 2010	$2.5 million	189,394	$106 thousand	$1.650	2.36%	4.62	91%
November 2009	n/a	272,727	$221 thousand	$1.375	2.31%	5.00	89%
Total	$10.0 million	1,880,620	$2.0 million

At March 31, 2012, we had $10.0 million in outstanding borrowings under the Loan, which is reflected as line of credit – related party on our consolidated balance sheet. The $10.0 million revolving loan expires in November 2014, at which time we must repay all outstanding borrowings and interest and fees under the Loan Agreement.

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for fiscal years 2012 and 2011 was recorded in our consolidated statement of operations as follows:

	Fiscal Year Ended
	March 31,
	2012	2011
Debt cost expense	$372	$141
Interest expense	470	320

At March 31, 2012, we had $0.2 million in accrued interest related to the Loan Agreement, which is included in accrued expenses on our condensed consolidated balance sheet.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Note 8. Commitments and Contingencies

Leases

We rent our facilities in Natick, MA (“Natick”) and Orangeburg, NY (“Orangeburg”) from non-related parties. We occupy approximately 10,000 square feet in our facility in Natick under a lease, amended in April 2012, which expires in June 2014. Our Orangeburg facility occupies approximately 20,500 square feet, and our current lease expires in July 2015. We also lease some office and production equipment under leases that expire in August 2014.

The following table summarizes the future minimum lease commitments under all operating and capital leases as of March 31, 2012:

Fiscal Year Ending March 31,	Office Lease Commitments	Capital Lease Obligations
2013	$429	$107
2014	339	82
2015	343	22
2016	143	-
Total future minimum lease payments	$1,254	211
Less—amount representing interest		(23)
Present value of future payments		$188

Total rent expense was approximately $462 thousand and $494 thousand in fiscal years 2012 and 2011, respectively. Certain of our leases contain purchase and/or renewal options.

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

The following table summarizes changes in our warranty reserve for fiscal years 2012 and 2011:

	March 31,
	2012	2011
Warranty reserve at April 1	$106	$145
Warranties accrued during the fiscal year	344	93
Warranties settled during the fiscal year	(147)	(132)
Warranty reserve at March 31	$303	$106

The warranty reserve at March 31, 2012 and 2011 is included in accrued expenses in our consolidated balance sheets.

Litigation

As of March 31, 2012, we had no material legal proceedings to which we, or any of our subsidiaries, are a party or to which any of our properties are subject.

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

	Fiscal Year Ended March 31,
	2012	2011
Risk-free interest rate	1.46%	2.75%
Expected life (in years)	6.44	6.99
Expected volatility	85%	83%
Expected dividend yield	--	--

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

The following table summarizes stock-based compensation recorded in our consolidated statements of operations in fiscal years 2012 and 2011:

	Fiscal Year Ended March 31,
	2012	2011
Cost of sales	$157	$188
Selling, general, and administrative expenses	1,798	1,414
Research and development expenses	63	76
Total stock-based compensation	$2,018	$1,678

At March 31, 2012, unrecognized stock-based compensation expense related to stock options was approximately $2.7 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

Stock Options

The following table summarizes stock option activity for fiscal years 2012 and 2011:

	Fiscal Year Ended March 31,
	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1	6,558,701	$1.85	6,264,685	$1.91
Granted	2,042,950	2.23	959,000	1.23
Exercised (Note A)	(2,303,340)	1.16	(129,270)	1.14
Canceled	(290,650)	2.03	(535,714)	1.64
Outstanding at March 31	6,007,661	$2.23	6,558,701	$1.85
Vested and expected to vest at March 31	5,581,205	$2.19	5,951,510	$1.77
Exercisable at March 31	3,578,986	$2.19	4,973,412	$1.70

Note A: Due to cashless exercises, 706,149 common shares were received from the exercise of 1,954,715 stock options.

At March 31, 2012, there were 1,910,169 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares.

The weighted average remaining contractual term was approximately 6.9 years for stock options outstanding, approximately 5.7 years for stock options exercisable, and 6.9 years for stock options vested and expected to vest as of March 31, 2012. The weighted average fair value of options granted was $1.63 and $0.99 in fiscal years 2012 and 2011, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $1.1 million for stock options outstanding, $0.9 million for stock options exercisable, and $1.0 million for stock options vested and expected to vest as of March 31, 2012. The total intrinsic value for stock options exercised was approximately $398 thousand and $46 thousand in fiscal years 2012 and 2011, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2012:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.79 - $1.16	781,372	6.2	$0.98	538,872	$0.98
$1.17 - $2.32	3,209,489	7.6	$1.76	1,735,364	$1.53
$2.33 - $3.48	730,175	7.1	$2.75	427,500	$2.87
$3.49 - $4.65	1,096,125	5.6	$3.70	733,375	$3.74
$4.66 - $5.81	190,500	6.2	$4.88	143,875	$4.88
	6,007,661	6.9	$2.23	3,578,986	$2.19

Stock Warrants

The following table summarizes stock warrants activity related to the Loan with the Lender for fiscal years 2012 and 2011:

	Fiscal Year Ended March 31,
	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Nonvested at April 1	-	$-	189,394	$1.65
Granted	1,229,105	2.03	-	-
Vested	(1,229,105)	2.03	(189,394)	1.65
Nonvested at March 31	-	$-	-	$-
Vested at March 31	1,880,620	$1.86	651,515	$1.53

We had 1,880,620 stock warrants related to our line of credit – related party outstanding with a weighted average exercise price of $1.86 at March 31, 2012. At March 31, 2012, unrecognized debt cost expense related to the stock warrants was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes information concerning outstanding and exercisable stock warrants at March 31, 2012:

Stock Warrants Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
$ 1.375	272,727	4.5
$ 1.650	378,788	4.5
$ 2.034	1,229,105	4.5
	1,880,620	4.5

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Restricted Stock

In fiscal 2012, we granted 366,089 shares and 40,000 shares of restricted stock to management and outside directors of our Board, respectively, under our 2007 Plan. At the time of her appointment, Ms. Ansari was granted 118,244 shares of restricted stock, which is included in the number granted to management during the period. The restrictions on 59,122 shares of restricted stock issued to Ms. Ansari lapse in quarterly installments starting on each of June 30, 2012, September 30, 2012, December 31, 2012, and March 30, 2013. The restrictions on the remainder will lapse consistent with the shares of restricted stock granted to the other management employees. Those restrictions lapse after certain Company (net sales and operating loss) and individual milestones are met followed by a four-year graded vesting schedule. Irrespective of achieving the Company milestones, management will receive 25% of their restricted stock award if their individual milestones are met. The restrictions for the restricted stock awards granted to outside directors lapse quarterly over a one-year period.

The following table summarizes restricted stock activity for fiscal years 2012 and 2011:

	Fiscal Year Ended March 31,
	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Nonvested at April 1	40,000	$2.00	-	$-
Granted	406,089	2.53	795,127	1.03
Vested	(50,000)	2.01	-	-
Forfeited	(89,483)	2.68	(755,127)	0.97
Nonvested at March 31	306,606	$2.50	40,000	$2.00
Vested at March 31	50,000	$2.01	-	$-

We determined stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognized expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

In fiscal 2012, we recognized approximately $0.3 million of stock-based compensation expense related to performance based restricted stock awards. At March 31, 2012, unrecognized stock-based compensation expense related to nonvested awards was approximately $0.6 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Note 10. Employee Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the IRC. Participating U.S. employees may contribute up to 70% of their salary, but not more than statutory limits. We may, but are not obligated to, make a matching contribution up to a certain percentage of each employee’s contribution. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan.  We did not make any matching contributions in fiscal years 2012 and 2011.

VISION-SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

Note 11. Quarterly Financial Data (Unaudited)

	Fiscal Year Ended March 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$3,756	$4,025	$4,314	$4,591	$16,686
Gross profit	$1,128	$1,397	$1,357	$1,203	$5,085
Net loss	$(2,630)	$(2,953)	$(2,342)	$(3,091)	$(11,016)
Net loss per common share - basic and diluted	$(0.06)	$(0.07)	$(0.05)	$(0.07)	$(0.25)

	Fiscal Year Ended March 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$2,632	$2,325	$2,715	$3,227	$10,899
Gross profit	$689	$641	$809	$781	$2,920
Net loss	$(2,469)	$(3,014)	$(2,576)	$(3,784)	$(11,843)
Net loss per common share - basic and diluted	$(0.07)	$(0.08)	$(0.07)	$(0.09)	$(0.31)

Note 12. Subsequent Event

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to LPC 160,000 shares of our common stock. We received $1 million of the $15 million upon signing of the Purchase Agreement for the sale to LPC of 599,880 shares of our common stock at a price of $1.667 per share. In connection with that sale, we also issued to LPC 15,333 additional shares of our common stock, for which we received no cash proceeds. This total maximum amount of $15 million would increase to $21 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75 million during the 36-month term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, the Lender waived the repayment requirement under the Loan Agreement.