Form 10-Q
period 2012-06-30
VISION SCIENCES INC /DE/
filed 2012-08-14
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459
______________________________________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-20970

VISION-SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3430173
(State of incorporation)	(I.R.S. Employer Identification Number)
40 Ramland Road South, Orangeburg, NY	10962
(Address of principal executive offices)	(Zip Code)

(845) 365-0600
(Registrant’s telephone number, including area code)
________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2012

Common Stock, par value of $0.01 per share	46,165,718
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include, among others, the availability of capital resources; the availability and adequacy of third-party reimbursement; government regulation; the availability of raw material components; our dependence on certain distributors and customers; our ability to effect expected sales; competition; technological difficulties; product recalls; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary note.

We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2012	2011

Net sales	$3,396	$3,756
Cost of sales	2,483	2,628
Gross profit	913	1,128

Selling, general, and administrative expenses	2,730	2,927
Research and development expenses	487	692
Operating loss	(2,304)	(2,491)

Interest income	1	5
Interest expense	(194)	(99)
Debt cost expense	(144)	(41)
Other, net	(5)	(1)
Loss before provision for income taxes	(2,646)	(2,627)
Income tax provision	1	3
Net loss	$(2,647)	$(2,630)

Net loss per common share - basic and diluted	$(0.06)	$(0.06)

Weighted average shares used in computing net loss per common share - basic and diluted	45,678	44,027

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2012	March 31, 2012
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,144	$2,674
Accounts receivable, less allowances of $74 and $58, respectively	2,195	2,132
Inventories, net	4,223	3,970
Prepaid expenses and other current assets	267	197
Total current assets	7,829	8,973

Machinery and equipment	3,550	3,516
Demo equipment	1,086	1,070
Furniture and fixtures	224	224
Leasehold improvements	372	372
Property and equipment, at cost	5,232	5,182
Less—accumulated depreciation and amortization	3,322	3,149
Total property and equipment, net	1,910	2,033
Other assets, net	77	77
Deferred debt cost, net	1,372	1,516
Total assets	$11,188	$12,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Capital lease obligations	$86	$91
Accounts payable	828	587
Accrued expenses	834	944
Accrued compensation	800	657
Deferred revenue	170	-
Advances from customers	161	672
Total current liabilities	2,879	2,951

Line of credit—related party	10,000	10,000
Capital lease obligations, net of current portion	78	97
Total liabilities	12,957	13,048

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued and outstanding—46,143 shares and 45,396 shares, respectively	462	454
Additional paid-in capital	99,701	98,382
Treasury stock at cost, 7 shares of common stock	(14)	(14)
Accumulated deficit	(101,918)	(99,271)
Total stockholders’ deficit	(1,769)	(449)
Total liabilities and stockholders’ deficit	$11,188	$12,599

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except per share amounts)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Total Stockholders’ Deficit
Balance at March 31, 2012	45,396	$454	$98,382	7	$(14)	$(99,271)	$(449)
Exercise of stock options	5	-	6	-	-	-	6
Cancellation of restricted stock awards	(33)	-	-	-	-	-	-
Sale of common stock, net of fees of $122	600	8	870	-	-	-	878
Issuance of commitment shares	175	-	-	-	-	-	-
Stock-based compensation expense	-	-	443	-	-	-	443
Net loss	-	-	-	-	-	(2,647)	(2,647)
Balance at June 30, 2012	46,143	$462	$99,701	7	$(14)	$(101,918)	$(1,769)

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,647)	$(2,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	189
Stock-based compensation expense	443	476
(Recovery of) provision for bad debt expenses	(9)	17
Debt cost expense	144	41
Loss on disposal of fixed assets	6	1
Changes in assets and liabilities:
Accounts receivable	(54)	405
Inventories	(310)	(777)
Prepaid expenses and other current assets	(70)	(94)
Accounts payable	241	(73)
Accrued expenses	(110)	(158)
Accrued compensation	143	166
Deferred revenue	27	-
Advances from customers	(368)	(1,661)
Net cash used in operating activities	(2,360)	(4,098)
Cash flows from investing activities:
Purchases of property and equipment	(36)	(76)
Proceeds from disposal of fixed assets	6	-
Net cash used in investing activities	(30)	(76)
Cash flows from financing activities:
Proceeds from exercise of stock options	6	207
Net proceeds from sale of common stock	878	-
Common stock repurchased	-	(4)
Payments of capital leases	(24)	(18)
Net cash provided by financing activities	860	185
Net decrease in cash and cash equivalents	(1,530)	(3,989)
Cash and cash equivalents at beginning of period	$2,674	$9,180
Cash and cash equivalents at end of period	$1,144	$5,191

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$157	$98
Income taxes	$7	$3

Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$57	$110
Capital lease entered into for equipment purchase	$-	$135

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except number of shares and per share amounts)

Note 1.   Summary of Significant Accounting Policies

Vision-Sciences, Inc. and its subsidiaries (the “Company,” or “our”, “us” or “we”) designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States (“U.S.”) and independent distributors for the rest of the world. With respect to our urology products, we are the exclusive supplier to the Endoscopy Division of Stryker Corporation (“Stryker”). Our largest geographic markets are the U.S. and Europe.

We are incorporated in Delaware, and are the successor to operations begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

Basis of Presentation and Preparation

We have prepared the condensed consolidated financial statements included herein according to generally accepted accounting principles in the United States of America (“U.S. GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments that we consider necessary for a fair presentation of such information.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to those rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading.

The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2013, driven by continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations, and capital expenditures. As of June 30, 2012, we had cash and cash equivalents totaling approximately $1.1 million. We expect that our cash at June 30, 2012, together with the $5 million of capital received under a promissory note dated July 25, 2012 and $3 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated August 14, 2012 from Lewis C. Pell, our Chairman (see Note 10. Subsequent Event for additional information) should be sufficient to fund our operations through at least June 30, 2013. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Summary of Significant Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are any differences (other than nominal differences) between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

• Revenue recognition;
• Stock-based compensation expense;
• Allowances for doubtful accounts;
• Inventory obsolescence and realization;
• Obligations under warranties; and
• Other contingencies.

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

Note 2.   Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. Stock options, warrants, and restricted stock of 7,999,031 shares and 7,706,165 shares as of June 30, 2012 and 2011, respectively, were excluded from the calculation of fully diluted loss per share.

Note 3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	June 30, 2012	March 31, 2012
Raw materials	$3,325	$3,271
Work in process	279	432
Finished goods	619	267
Inventories, net	$4,223	$3,970

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 4.   Advances from Customers

We currently have a three-year agreement with Stryker under which we are the exclusive supplier of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes employ our patented EndoSheath technology, which are co-branded Stryker and Vision-Sciences. We also supply Stryker with flexible ureteroscopes. Stryker initially has the exclusive rights to distribute products we manufacture, including cystoscopes, urology EndoSheath technology, and ureteroscopes, in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world, although we reached an agreement with Stryker to delay the rest of the world launch until at least December 2012. The agreement expires in April 2014 unless otherwise renewed.

We also have a development and supply agreement with SpineView, Inc. (“SpineView”) under which we developed and supply a charge-coupled device (CCD) based video surgical endoscope for use with SpineView’s products.

We received advances from Stryker for future orders of our scopes and EndoSheath technology and from SpineView for the initial stocking order of 50 SpineView surgical endoscope systems. The following table summarizes the activity related to these and other customer advances related to service contracts for the three months ended June 30, 2012 and 2011:

Three months ended June 30, 2012	Stryker	SpineView	Other	Total
Beginning balance at April 1	$117	$420	$135	$672
Additional advances received	-	-	8	8
Revenue recognized	(117)	(259)	-	(376)
Adjustments (1)	-	-	(143)	(143)
Ending balance at June 30	$-	$161	$-	$161

Three months ended June 30, 2011	Stryker	SpineView	Other	Total
Beginning balance at April 1	$4,433	$1,255	$5	$5,693
Additional advances received	-	-	8	8
Revenue recognized	(1,590)	(78)	-	(1,668)
Adjustments	(3)	2	-	(1)
Ending balance at June 30	$2,840	$1,179	$13	$4,032

(1)	Amount reclassified to deferred revenue

Note 5.   Line of Credit – Related Party

In the second quarter of fiscal 2012, we entered into an amended and restated revolving loan agreement with our Chairman, Lewis C. Pell (the “Lender”) providing for an additional $5.0 million in available loans to us, in addition to $5.0 million previously borrowed under an original revolving loan agreement (collectively, the “Loan Agreement”), for an aggregate loan of up to $10.0 million (the “Loan Amount”).  Amounts drawn against the Loan Agreement accrue interest at an annual rate of 7.5%. The Lender will receive an availability fee equal to an annual rate of 0.5% on the unused portion of the Loan Amount calculated based on the difference between the average annual principal amount of the outstanding balance under the Loan Agreement and the maximum amount of $10.0 million.

At June 30, 2012, we had $10.0 million in outstanding borrowings under the Loan Agreement, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $10.0 million revolving loan expires in November 2014, at which time we must repay all outstanding borrowings and interest and fees under the Loan Agreement.

In connection with the Loan Agreement, the Lender received warrants to purchase an aggregate of 1,880,620 shares of our common stock at a weighted average exercise price of $1.86 per share. All of the warrants are vested and expire on the later of September 30, 2016 or one year after the termination of the Loan Agreement and repayment of all amounts due and payable under the Loan Agreement.

We estimated the fair value of all of the stock warrants issued on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. We recorded the transaction as a deferred debt cost and amortize to expense over the term of the loan. The following table summarizes amounts drawn against the Loan Agreement and warrant issuances as of June 30, 2012:

Month	Amount of Advance	Number of Warrant Shares Vested	Fair Value of Warrant Shares on Date Vested		Exercise Price	Risk-Free Interest Rate	Expected Life (In Years)	Expected Volatility
March 2012	$2,000	--	$-		--	--	--	--
December 2011	2,000	--	-		--	--	--	--
September 2011	1,000	1,229,105	1,611	(1)	$2.034	0.96%	5.00	86%
December 2010	500	37,879	30		$1.650	1.56%	3.90	91%
June 2010	2,000	151,515	87		$1.650	1.58%	4.37	93%
March 2010	2,500	189,394	106		$1.650	2.36%	4.62	91%
November 2009	-	272,727	221		$1.375	2.31%	5.00	89%
Total	$10,000	1,880,620	$2,055

(1)	Includes the incremental fair value of $73 thousand arising from the extension of the maturity date of the original (previously issued) warrants.

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for the three months ended June 30, 2012 and 2011 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2012	2011
Debt cost expense	$144	$41
Interest expense	190	95

At June 30, 2012, unrecognized debt cost expense related to the stock warrants was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. We had $0.2 million in accrued interest related to the Loan Agreement, which is included in accrued expenses on our condensed consolidated balance sheet at June 30, 2012.

In July 2012 and August 2012, we entered into additional agreements with the Lender (see Note 10. Subsequent Events).

Note 6.  Common Stock

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. This total maximum amount of $15 million would increase to $21 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75 million during the 36-month term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations (market price of our common stock and LPC’s ownership limit) and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, the Lender waived the repayment requirement under the Loan Agreement.

The following table summarizes the common stock issued and cash received in connection with the Purchase Agreement:

Month	Description	Number of Shares of Common Stock Issued	Share Price	Gross Proceeds
April 2012	Initial purchase shares	599,880	$1.667	$1,000
April 2012	Initial commitment shares	160,000	-	-
April 2012	Initial additional commitment shares	15,333	-	-
		775,213		$1,000

In connection with the Purchase Agreement, we incurred $122 thousand of costs associated with investment banking fees, legal fees, and expense reimbursement to LPC. Our net proceeds from the sale of the initial purchase shares were $878 thousand.

In July 2012, we amended the Purchase Agreement (see Note 10. Subsequent Events).

Note 7.  Stock-Based Awards

We maintain the following stockholder-approved equity incentive plans:

●
The 2000 Stock Incentive Plan (the “2000 Plan”) authorized the issuance of up to 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

●
The 2007 Stock Incentive Plan (the “2007 Plan authorized the issuance of up to 5,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards. On July 26, 2012, our stockholders approved an amendment to the 2007 Plan further increasing the number of authorized shares issuable under the plan to 7,000,000 shares of common stock.

●
The 2003 Director Option Plan (the “2003 Plan”) authorized the issuance of up to 450,000 shares of common stock covering the annual automatic grant of 10,000 stock options per outside director per year. The 2003 Plan also provides for granting newly elected or appointed outside directors a one-time grant of 10,000 stock options.

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

Stock Options

The following table summarizes stock options activity for the three months ended June 30, 2012:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2012	6,007,661	$0.79	–	$4.88	$2.23	6.9
Granted	67,750	$1.30	–	$1.69	1.55
Exercised	(4,885)	$0.97	–	$1.28	1.17
Canceled	(152,446)	$1.28	–	$3.73	1.51
Outstanding at June 30, 2012	5,918,080	$0.79	–	$4.88	$2.25	6.8
Vested and expected to vest at June 30, 2012	5,533,867	$0.79	–	$4.88	$2.22	6.8
Exercisable at June 30, 2012	3,650,763	$0.79	–	$4.88	$2.24	5.7

The weighted average fair value of options granted during the three months ended June 30, 2012 and 2011 was $1.13 and $1.94 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $0.6 million for stock options outstanding, $0.5 million for stock options exercisable, and $0.6 million for stock options vested and expected to vest as of June 30, 2012. The total intrinsic value for stock options exercised during the three months ended June 30, 2012 and 2011 was approximately $2 thousand and $0.2 million, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Restricted Stock

The following table summarizes restricted stock activity for the three months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Price
Nonvested at March 31, 2012	306,606	$2.50
Granted	-	-
Vested	(73,436)	2.46
Forfeited	(32,839)	2.61
Nonvested at June 30, 2012	200,331	$2.50

The balance of 306,606 shares of nonvested restricted stock at March 31, 2012 includes 286,606 shares of restricted stock granted to management as part of our fiscal 2012 performance incentive plan (the “2012 PIP”). The 2012 PIP included two separate performance measures:  (1) company revenue and operating loss performance (the “Company Component”), which accounted for 75% of the target incentive opportunity, and (2) individual executive performance milestones (the “Individual Component”), which accounted for the remaining 25%.

For the Company Component of the 2012 PIP, management achieved 80% of our target revenue and specified operating loss level for fiscal 2012, and participants received 80% of their Company Component (equal to a total of 144,808 shares of restricted stock). For the Individual Component, management determined the level of payout for each participant based on the achievement of the individual’s executive performance milestones (with awards totaling 108,959 shares of restricted stock). For the 253,767 shares of restricted stock that were achieved, restrictions on such shares will lapse over a four-year period. The restrictions on the first one-fourth of the shares (equal to 48,656 shares) lapsed in April 2012. The balance of the restricted stock (equal to 32,839 shares) was forfeited as a result of missed milestones.

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

	Three Months Ended June 30,
	2012	2011
Risk-free interest rate	1.13%	2.02%
Expected life (in years)	6.7	7.1
Expected volatility	83%	85%
Expected dividend yield	--	--

We determine stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognize expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2012	2011
Cost of sales	$47	$40
Selling, general, and administrative expenses	369	420
Research and development expenses	27	16
Total stock-based compensation expense	$443	$476

At June 30, 2012, unrecognized stock-based compensation expense related to stock options was approximately $2.4 million and is expected to be recognized over a weighted average period of approximately 2.7 years. At June 30, 2012, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Note 8. Treasury Stock

The following table summarizes treasury stock activity for the three months ended June 30, 2012 and 2011:

Three Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
June 30, 2012	-	-	-

June 30, 2011	1,634	$4	$2.52

The shares were purchased from management employees to cover income tax withholdings upon the lapse of restrictions on their restricted stock awards. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement in fiscal 2013.

Note 9.  Segment Information

We have two reportable segments, medical and industrial. Each of these operating segments has unique characteristics.

Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible endoscopes, and our EndoSheath technology (referred to as a sheath or EndoSheath disposable) for a variety of specialties and markets.

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

The following table presents key financial highlights, by reportable segments:

Three Months Ended	Medical	Industrial	Adjustments *	Consolidated
June 30, 2012
Net sales	$2,496	$900	$-	$3,396
Gross profit	594	319	-	913
Operating (loss) income	(2,344)	40	-	(2,304)
Interest expense, net	193	-	-	193
Depreciation and amortization	197	7	-	204
Stock-based compensation expense	400	43	-	443
Total assets	11,558	1,646	(2,016)	11,188
Expenditures for fixed assets	36	-	-	36

June 30, 2011
Net sales	$3,105	$651	$-	$3,756
Gross profit	900	228	-	1,128
Operating loss	(2,362)	(129)	-	(2,491)
Interest expense, net	(94)	-	-	(94)
Depreciation and amortization	178	11	-	189
Stock-based compensation expense	435	41	-	476
Total assets	16,684	1,344	(1,822)	16,206
Expenditures for fixed assets	76	-	-	76

	June 30,
* Adjustments	2012	2011
Intercompany eliminations	$(1,330)	$(1,136)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(2,016)	$(1,822)

The following table presents the reconciliation to loss before provision for income taxes for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
Reconciliation to loss before provision for income taxes:	2012	2011
Operating loss	$(2,304)	$(2,491)
Interest expense, net	(193)	(94)
Debt cost expense	(144)	(41)
Other, net	(5)	(1)
Loss before provision for income taxes	$(2,646)	$(2,627)

Note 10.  Subsequent Event

On July 25, 2012, the Lender lent us an additional $5 million pursuant to the terms of a new promissory note.  This note is repayable on or before November 9, 2014.  We may elect to cause the Lender to convert and exchange any outstanding principal amount under the note prior to November 9, 2014 into shares of our equity capital stock as part of any future sale of our equity capital stock to third parties, at the same price and on the same other terms and conditions that such equity capital stock is sold to third parties.  No warrants were issued to the Lender as part of this note.

Pursuant to a letter agreement dated August 14, 2012, the Lender also has agreed to provide financial assistance to us in the amount of up to $3 million, if necessary to support our operations, for a period ending on the earlier of (i) 12 months or (ii) our raising debt or equity capital in the amount of $3 million or more.  This financial assistance, if drawn by us, would be on the same terms as one of our existing loans with the Lender.

On July 25, 2012, we amended the Purchase Agreement with LPC to, among other things, create a threshold price of $3.00 for the sale of our common stock to LPC, as calculated pursuant to the formula provided in the Purchase Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Vision-Sciences, Inc. and its subsidiaries (the “Company,” or “our”, “us”, or “we”) designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. We operate in two segments: medical and industrial. Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible fiber and video endoscopes and our EndoSheath technology, for a variety of specialties and markets.

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

Registered Trademarks, Trademarks and Service Marks

Vision-Sciences, Inc. owns the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this quarterly report on Form 10-Q are approved or cleared for sale, distribution, or use.

Medical Business Segment

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

We target six market spaces for our endoscopes and our EndoSheath technology:

●
Urology – we supply our cystoscopes, ureteroscopes, and EndoSheath technology to the Endoscopy Division of Stryker Corporation (“Stryker”) in North and Latin America, South America, China and Japan and 12 months post-launch, throughout the rest of the world, although we reached an agreement with Stryker to delay the rest of the world launch until at least December 2012. Until the end of calendar 2012, we expect to continue to manufacture and sell our cystoscopes and EndoSheath technology to our independent distributors for the rest of the world.

●
Pulmonology (Critical Care) – we manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians.

●
Surgery – we manufacture, market, and sell our TNE (trans-nasal esophagoscopy) endoscope and EndoSheath technology to general surgeons, primarily bariatric and gastroesophageal reflux disease (“GERD”) surgeons.

●
Gastroenterology – we manufacture, market, and sell our TNE endoscopes and EndoSheath technology to gastroenterology (“GI”) physicians, ear, nose, and throat (“ENT”) physicians and others with a GI focus as part of their practice.

●	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT endoscopes to ENT physicians.
●	Spine – we supply to SpineView our flexible video surgical endoscope systems for use with SpineView’s products.

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

Industrial Business Segment

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

Business Strategy

We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability. Our goal is to become a customer-centric organization with a focus on enhancing shareholder value.  We are doing this by:

●	Growing our sales force in the U.S. by adding proven MedSurg device sales professionals;
●	Targeting acute care facilities and office-based clinics that recognize patient safety and the patient experience as a primary value position;
●	Capitalizing on our extensive and relevant library of published clinical studies on the efficacy and safety of our EndoSheath technology; and
●	Enhancing our professional educational programs to allow healthcare professionals to teach other healthcare professionals.

New Product Releases

During the first quarter of fiscal 2013, we began to exclusively supply to Stryker our first charge-coupled device (CCD) based flexible ureteroscope under our existing agreement. This ureteroscope expands our new 7000 Series video endoscopy platform and is the smallest CCD-based video endoscope in the marketplace today. Ureteroscopes are used for diagnostic and therapeutic procedures in the ureter and the kidney, typically done in a hospital operating room setting.

Line of Credit – Related Party

In the second quarter of fiscal 2012, we entered into an amended and restated revolving loan agreement with our Chairman, Lewis C. Pell (the “Lender”) providing for an additional $5.0 million in available loans to us, in addition to $5.0 million previously borrowed under an original revolving loan agreement (collectively, the “Loan Agreement”), for an aggregate loan of up to $10.0 million (the “Loan Amount”).  Any amounts drawn against the Loan Agreement accrue interest at an annual rate of 7.5%. The Lender will receive an availability fee equal to an annual rate of 0.5% on the unused portion of the Loan Amount calculated based on the difference between the average annual principal amount of the outstanding balance under the Loan Agreement and the maximum amount of $10.0 million.

At June 30, 2012, we had $10.0 million in outstanding borrowings under the Loan Agreement, which is reflected as line of credit – related party on our condensed consolidated balance sheet. The $10.0 million revolving loan expires in November 2014, at which time we must repay all outstanding borrowings and interest and fees under the Loan Agreement.

On July 25, 2012, the Lender lent us an additional $5 million pursuant to the terms of a new promissory note.  This note is repayable on or before November 9, 2014.  We may elect to cause the Lender to convert and exchange any outstanding principal amount under the note prior to November 9, 2014 into shares of our equity capital stock as part of any future sale of our equity capital stock to third parties, at the same price and on the same other terms and conditions that such equity capital stock is sold to third parties.  No warrants were issued to the Lender as part of this note.

Pursuant to a letter agreement dated August 14, 2012, the Lender also has agreed to provide financial assistance to us in the amount of up to $3 million, if necessary to support our operations, for a period ending on the earlier of (i) 12 months or (ii) our raising debt or equity capital in the amount of $3 million or more.  This financial assistance, if drawn by us, would be on the same terms as one of our existing loans with the Lender.

Equity Purchase Agreement

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. This total maximum amount of $15 million would increase to $21 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75 million during the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to LPC 160,000 shares of our common stock. We received $1 million of the $15 million upon signing of the Purchase Agreement for the sale to LPC of 599,880 shares of our common stock at a price of $1.667 per share. In connection with that sale, we also issued to LPC 15,333 additional shares of our common stock, for which we received no cash proceeds. We incurred $122 thousand of costs associated with investment banking fees, legal fees, and expense reimbursement to LPC. Our net proceeds from the sale of the initial purchase shares were $878 thousand.

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

On July 25, 2012, we amended the Purchase Agreement with LPC to, among other things, create a threshold price of $3.00 for the sale of our common stock to LPC, as calculated pursuant to the formula provided in the Purchase Agreement.

Results of Operations (in thousands, except percentages)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories which can be sold to more than one market. Net sales by operating segment and by market/category for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30,
Market/Category	2012	2011	Change
Urology	$1,056	$1,908	-45%
ENT /TNE	608	477	27%
Pulmonology	125	107	17%
Spine	259	78	232%
Repairs, peripherals, and accessories	448	535	-16%
Total medical sales	2,496	3,105	-20%
Borescopes	631	508	24%
Repairs	269	143	88%
Total industrial sales	900	651	38%
Net sales	$3,396	$3,756	-10%

Net sales decreased $0.4 million, or 10%, in the first quarter of fiscal 2013 to $3.4 million compared to $3.8 million in the first quarter of fiscal 2012. During the first quarter of fiscal 2013, our medical segment’s net sales of $2.5 million decreased by $0.6 million, or 20%, primarily attributable to lower sales our endoscopes and EndoSheath disposables in the urology market. Our industrial segment’s net sales of $0.9 million increased by $0.2 million, or 38%, primarily attributable to higher demand of our 2mm video-based borescopes and strong growth in our repair business. Although we achieved year-over-year growth in our industrial segment, we expect future sales to remain relatively flat as this operating segment’s products are mature.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
Market/Category	2012	2011	Change
Urology
Endoscopes	575	1,162	-51%
EndoSheath technology	481	746	-36%
Total urology market	1,056	1,908	-45%

ENT / TNE
Endoscopes	$578	$462	25%
EndoSheath technology	30	15	100%
Total ENT/TNE market	608	477	27%

Pulmonology
Endoscopes	81	81	0%
EndoSheath technology	44	26	69%
Total pulmonology market	125	107	17%

Spine
Endoscopes	259	78	232%
Repairs, peripherals, and accessories	448	535	-16%
Total medical sales	$2,496	$3,105	-20%

Product
Endoscopes	$1,493	$1,783	-16%
EndoSheath technology	555	787	-29%
Repairs, peripherals, and accessories	448	535	-16%
Total medical sales	$2,496	$3,105	-20%

Net sales to the urology market were $1.1 million in the first quarter of fiscal 2013, representing a decrease of $0.9 million (45%) over the same period in fiscal 2012. The year-over-year decline was primarily attributable to the lower sales of our flexible video and fiber cystoscopes and related EndoSheath products to Stryker. The first quarter of fiscal 2012 benefited from the initial stocking orders from Stryker as they launched their domestic efforts in April 2011.

Net sales to the ENT and TNE markets were $0.6 million in the first quarter of fiscal 2013, representing an increase of $0.1 million (27%) over the same period in fiscal 2012. Growth of our ENT endoscopes in the international markets and continued expansion in the GI market contributed to the year-over-year growth.

Net sales to the pulmonology market were $0.1 million in the first quarter of fiscal 2013, representing an increase of $18 thousand (17%) over the same period in fiscal 2012. We continue to increase our installed base to drive further adoption of our EndoSheath technology.

Net sales to SpineView were $0.3 million in the first quarter of fiscal 2013, representing an increase of $0.2 million (232%) over the same period in fiscal 2012. We continue to fulfill the initial stocking order of 50 video surgical endoscope systems to SpineView.

Net sales of repairs, peripherals, and accessories were $0.4 million in the first quarter of fiscal 2013, representing a decrease of $0.1 million (16%) over the same period in fiscal 2012. The year-over-year decline was primarily attributable to lower demand of peripherals and accessories for our urology endoscopes for Stryker’s initial stocking orders.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended
	June 30,
Gross Profit	2012	2011	Change
Medical	$594	$900	-34%
As percentage of net sales	24%	29%	-5%
Industrial	319	228	40%
As percentage of net sales	35%	35%	0%
Gross profit	$913	$1,128	-19%
Gross margin percentage	27%	30%	-3%

Gross profit was $0.9 million in the first quarter of fiscal 2013, representing a decrease of $0.2 million (19%) over the same period in fiscal 2012. Gross margin percentage was 27% in the first quarter of fiscal 2013, representing a decrease of 3% over the same period in fiscal 2012. Last year we benefited from favorable manufacturing absorption as a result of higher production volume of our urology endoscopes and EndoSheath technology primarily related to Stryker’s initial stocking orders. Adjusting for the lower absorption rate, we would have achieved the same level of gross margin for the first quarter of fiscal 2013 as we did in the same period last year (30%).

Operating Expenses

Operating expenses by operating segment for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30,
Operating Expenses	2012	2011	Change
SG&A expenses
Medical	$2,451	$2,570	-5%
Industrial	279	357	-22%
Total SG&A expenses	2,730	2,927	-7%
R&D expenses
Medical	487	692	-30%
Industrial	-	-	-
Total R&D expenses	487	692	-30%
Total operating expenses	$3,217	$3,619	-11%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses were $2.7 million in the first quarter of fiscal 2013, representing a decrease of $0.2 million (7%) over the same period in fiscal 2012. The decrease was primarily attributable to lower stock-based compensation expense and a reduction in vacation pay expense as employees began taking time off earlier in the fiscal year.

Research & Development (“R&D”) Expenses

R&D expenses were $0.5 million in the first quarter of fiscal 2013, representing a decrease of $0.2 million (30%) over the same period in fiscal 2012. The decrease was primarily attributable to lower product development costs associated with our next generation digital processing unit, the DPU-7000. This new 7000 Series video endoscopy platform has several new features, including audio and video recording and playback. We expect to launch the DPU-7000 this fiscal year.

Other (Expense) Income

Other (expense) income for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended
	June 30,
Other (Expense) Income	2012	2011	Change
Interest income	$1	$5	-80%
Interest expense	(194)	(99)	96%
Debt cost expense	(144)	(41)	251%
Other, net	(5)	(1)	400%
Other expense	$(342)	$(136)	151%

Other expense was $0.3 million in the first quarter of fiscal 2013, representing an increase of $0.2 million (151%) over the same period in fiscal 2012. The increase was primarily attributable to additional interest expenses associated with higher levels of indebtedness and additional amortization expense of the deferred debt cost associated with the fair value of warrant shares issued in connection with the line of credit – related party.

Net Loss

Net loss for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended
	June 30,
Net Loss	2012	2011	Change
Loss before provision for income taxes	$(2,646)	$(2,627)	1%
Income tax provision	1	3	-67%
Net loss	$(2,647)	$(2,630)	1%

Net loss was $2.6 million in the first quarter of fiscal 2013, representing a decrease of $17 thousand (-1%) over the same period in fiscal 2012. The decrease was primarily attributable to lower operating expenses.

Liquidity, Capital Resources, and Outlook

The following table summarizes selected financial information and statistics as of June 30, 2012 and March 31, 2012:

	June 30,	March 31,
	2012	2012
Cash and cash equivalents	$1,144	$2,674
Accounts receivable, net	$2,195	$2,132
Inventories, net	$4,223	$3,970
Working capital	$4,950	$6,022

At June 30, 2012, our principal source of liquidity was working capital of approximately $5.0 million, including $1.1 million in cash and cash equivalents. Our cash and cash equivalents decreased $1.5 million during the first quarter of fiscal 2013. The decrease was primarily attributable to cash used to fund our operations and cover the net loss sustained during the period.

In the first quarter of fiscal 2013, we used $2.4 million of net cash in our operating activities compared to $4.1 million in the first quarter of fiscal 2012. The decrease in cash used in operations was primarily attributable to a lower reduction of advances from customers (i.e., sales of products to customers who already prepaid for such products in fiscal 2011) as we fulfilled orders to complete the advance from Stryker during the first quarter of fiscal 2013.

In the first quarter of fiscal 2013, we used $30 thousand of net cash in our investing activities compared to the $76 thousand provided by such activities in the first quarter of fiscal 2012. The decrease was primarily attributable to lower capital expenditures during the period.

In the first quarter of fiscal 2013, we provided $0.9 million of net cash from our financing activities compared to $0.2 million in the first quarter of fiscal 2012. The increase was primarily attributable to the net proceeds from the sale of common stock to LPC under the Purchase Agreement.

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows during the remainder of fiscal 2013, because of continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations, and capital expenditures. As of June 30, 2012, we had cash and cash equivalents totaling approximately $1.1 million. On July 25, 2012, the Lender lent us an additional $5 million pursuant to the terms of a new promissory note that is repayable on or before November 9, 2014. We expect that our cash at June 30, 2012 and the $5 million of capital received under the new promissory note and the $3 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated August 14, 2012 from the Lender (see Line of Credit - Related Party above) should be sufficient to fund our operations through at least June 30, 2013. However, if our performance expectations fall short (including failure to generate expected sales) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors, on page 17 of our Annual Report on Form 10-K for the year ended March 31, 2012, except for the information discussed below. You should carefully consider the risks and uncertainties we discussed in our Form 10-K and the risks described below in this quarterly report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows during the remainder of fiscal 2013, because of continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations, and capital expenditures. As of June 30, 2012, we had cash and cash equivalents totaling approximately $1.1 million. We expect that our cash at June 30, 2012 and the $5 million of capital received under the promissory note dated July 25, 2012 and the $3 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated August 14, 2012 from Lewis C. Pell, our Chariman, should be sufficient to fund our operations through at least June 30, 2013. However, if our performance expectations fall short (including failure to generate expected sales) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
10.1	Promissory Note between Vision-Sciences, Inc. and Lewis C. Pell dated July 25, 2012.
10.2	Letter Agreement between Vision-Sciences, Inc. and Lewis C. Pell dated August 14, 2012.
10.3	Waiver from Lewis C. Pell under the Revolving Loan Agreement dated April 27, 2012.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: August 14, 2012	/s/ Cynthia Ansari
Cynthia Ansari
President and Chief Executive Officer (Duly Authorized Officer)

Date: August 14, 2012	/s/ Katherine L. Wolf
Katherine L. Wolf
Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)