Form 10-Q
period 2012-09-30
VISION SCIENCES INC /DE/
filed 2012-11-05
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2012:

Common Stock, par value of $0.01 per share	46,217,441
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect,” “believe,” “anticipate,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include, among others, the availability of capital resources; the availability and adequacy of third-party reimbursement; government regulation; the availability of raw material components; our dependence on certain distributors and customers; our ability to effect expected sales; competition; technological difficulties; product recalls; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary note.

We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances, except as may be required by law.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net sales	$3,739	$4,025	$7,135	$7,781
Cost of sales	2,669	2,628	5,152	5,256
Gross profit	1,070	1,397	1,983	2,525

Selling, general, and administrative expenses	3,164	3,463	5,894	6,389
Research and development expenses	527	739	1,014	1,431
Operating loss	(2,621)	(2,805)	(4,925)	(5,295)

Interest income	1	2	2	7
Interest expense	(237)	(99)	(431)	(198)
Debt cost expense	(128)	(43)	(272)	(84)
Loss on extinguishment of debt	(1,244)	-	(1,244)	-
Other, net	(35)	(10)	(40)	(11)
Loss before provision for income taxes	(4,264)	(2,955)	(6,910)	(5,581)
Income tax provision	-	(2)	1	2
Net loss	$(4,264)	$(2,953)	$(6,911)	$(5,583)

Net loss per common share - basic and diluted	$(0.09)	$(0.07)	$(0.15)	$(0.13)

Weighted average shares used in computing net loss per common share - basic and diluted	45,974	44,204	45,827	44,116

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2012	March 31, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,063	$2,674
Accounts receivable, less allowances of $30 and $58, respectively	2,739	2,132
Inventories, net	4,631	3,970
Prepaid expenses and other current assets	296	197
Total current assets	10,729	8,973

Machinery and equipment	3,451	3,516
Demo equipment	1,072	1,070
Furniture and fixtures	224	224
Leasehold improvements	372	372
Property and equipment, at cost	5,119	5,182
Less—accumulated depreciation and amortization	3,395	3,149
Total property and equipment, net	1,724	2,033
Deferred debt cost, net	-	1,516
Other assets, net	77	77
Total assets	$12,530	$12,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,175	$587
Accrued compensation	847	657
Accrued expenses	641	944
Deferred revenue	93	-
Capital lease obligations	81	91
Advances from customers	-	672
Total current liabilities	2,837	2,951

Convertible debt—related party	15,000	-
Line of credit—related party	-	10,000
Capital lease obligations, net of current portion	59	97
Deferred revenue, net of current portion	43	-
Total liabilities	17,939	13,048

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued and outstanding—46,241 shares and 45,396 shares, respectively	463	454
Additional paid-in capital	100,348	98,382
Treasury stock at cost, 24 shares and 7 shares of common stock, respectively	(38)	(14)
Accumulated deficit	(106,182)	(99,271)
Total stockholders’ deficit	(5,409)	(449)
Total liabilities and stockholders’ deficit	$12,530	$12,599

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional	Treasury Stock			Total
	Number of Shares	Par Value	Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2012	45,396	$454	$98,382	7	$(14)	$(99,271)	$(449)
Exercise of stock options	74	1	84	-	-	-	85
Issuance of restricted stock awards	40	-	-	-	-	-	-
Cancellation of restricted stock awards	(44)	-	-	-	-	-	-
Sale of common stock, net of fees of $122	600	6	872	-	-	-	878
Issuance of commitment shares	175	2	(2)	-	-	-	-
Common stock repurchased	-	-	-	17	(24)	-	(24)
Stock-based compensation expense	-	-	1,012	-	-	-	1,012
Net loss	-	-	-	-	-	(6,911)	(6,911)
Balance at September 30, 2012	46,241	$463	$100,348	24	$(38)	$(106,182)	$(5,409)

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,911)	$(5,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,012	1,387
Depreciation and amortization	406	402
(Recovery of) provision for bad debt expenses	(7)	17
Debt cost expense	272	84
Loss on extinguishment of debt	1,244	-
Loss on disposal of fixed assets	44	6
Changes in assets and liabilities:
Accounts receivable	(600)	(97)
Inventories	(752)	(429)
Prepaid expenses and other current assets	(99)	(44)
Accounts payable	588	(173)
Accrued expenses	(303)	(245)
Accrued compensation	190	55
Deferred revenue	(7)	-
Advances from customers	(529)	(2,846)
Net cash used in operating activities	(5,452)	(7,466)
Cash flows from investing activities:
Purchases of property and equipment	(55)	(106)
Proceeds from disposal of fixed assets	5	3
Net cash used in investing activities	(50)	(103)
Cash flows from financing activities:
Proceeds from issuance of long-term debt—related party	5,000	-
Advance on line of credit—related party	-	1,000
Payment of costs related to line of credit—related party	-	(5)
Net proceeds from sale of common stock	878	-
Proceeds from exercise of stock options	85	302
Common stock repurchased	(24)	(7)
Payments of capital leases	(48)	(35)
Net cash provided by financing activities	5,891	1,255
Net increase (decrease) in cash and cash equivalents	389	(6,314)
Cash and cash equivalents at beginning of period	$2,674	$9,180
Cash and cash equivalents at end of period	$3,063	$2,866

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$585	$196
Income taxes	$7	$3

Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$91	$218
Capital lease entered into for equipment purchase	$-	$135
Issuance of stock warrants with line of credit—related party	$-	$1,611

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2013, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of September 30, 2012, we had cash and cash equivalents totaling approximately $3.1 million. We expect that our cash at September 30, 2012, together with the $5 million of capital available under a convertible note dated September 19, 2012 with Lewis C. Pell, our Chairman (see Note 5. Long-Term Debt – Related Party for additional information), should be sufficient to fund our operations through at least September 30, 2013. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Summary of Significant Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are any differences (other than nominal differences) between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

In determining the fair value of the convertible debt, we compared the coupon rate of 0.84%, the conversion premium of 0%, and the percentage of market cap the face value of the debt instrument was prior to the announcement of the debt on September 19, 2012 (34.5%) to public company convertible debt issuances over the past sixteen (16) months in the healthcare industry. We determined the fair value of the convertible debt to be equal to its face (carrying) value.

Note 2.   Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options, warrants, and convertible debt would be anti-dilutive. The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of September 30, 2012 and 2011.

	September 30,
	2012	2011
Convertible debt	12,500,000	-
Stock options	6,291,179	7,549,017
Warrants	1,880,620	1,880,620
Restricted stock	177,150	426,089
Total anti-dilutive securities	20,848,949	9,855,726

Note 3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	September 30, 2012	March 31, 2012
Raw materials	$3,563	$3,271
Work in process	291	432
Finished goods	777	267
Inventories, net	$4,631	$3,970

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 4.   Advances from Customers

We currently have a three-year agreement with Stryker under which we are the exclusive supplier of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes employ our patented EndoSheath technology, which are co-branded Stryker and Vision-Sciences. We also supply Stryker with flexible ureteroscopes. Stryker has the exclusive rights to distribute products we manufacture, including cystoscopes, urology EndoSheath technology, and ureteroscopes, in North America, South America, Latin America, China, and Japan. Although Stryker was to receive the exclusive rights for the rest of the world in April 2012, we reached an agreement with Stryker to delay this launch until at least December 2012. The agreement expires in April 2014 unless otherwise renewed.

We also have a development and supply agreement with SpineView, Inc. (“SpineView”) under which we developed and supply a charge-coupled device (CCD) based video surgical endoscope for use with SpineView’s products.

We received advances from Stryker for future orders of our scopes and EndoSheath technology and from SpineView for the initial stocking order of 50 SpineView surgical endoscope systems. The following table summarizes the activity related to these and other customer advances related to service contracts for the three and six months ended September 30, 2012 and 2011:

Three months ended September 30, 2012	Stryker	SpineView	Other	Total
Beginning balance at July 1	$-	$161	$-	$161
Additional advances received	-	-	-	-
Revenue recognized	-	(161)	-	(161)
Ending balance at September 30	$-	$-	$-	$-

Three months ended September 30, 2011	Stryker	SpineView	Other	Total
Beginning balance at July 1	$2,840	$1,179	$13	$4,032
Additional advances received	-	-	35	35
Revenue recognized	(864)	(348)	(1)	(1,213)
Adjustments	(6)	(1)	-	(7)
Ending balance at September 30	$1,970	$830	$47	$2,847

Six months ended September 30, 2012	Stryker	SpineView	Other	Total
Beginning balance at April 1	$117	$420	$135	$672
Additional advances received	-	-	8	8
Revenue recognized	(117)	(420)	-	(537)
Adjustments (1)	-	-	(143)	(143)
Ending balance at September 30	$-	$-	$-	$-

Six months ended September 30, 2011	Stryker	SpineView	Other	Total
Beginning balance at April 1	$4,433	$1,255	$5	$5,693
Additional advances received	-	-	44	44
Revenue recognized	(2,453)	(426)	(2)	(2,881)
Adjustments	(10)	1	-	(9)
Ending balance at September 30	$1,970	$830	$47	$2,847

(1)	Amount reclassified to deferred revenue

Note 5.   Long-Term Debt – Related Party

On September 19, 2012 (the “Effective Date”), we entered into a new $20.0 million revolving convertible promissory note (the “Replacement Note”) with our chairman (the “Lender”). The Replacement Note consolidated and restructured the $15.0 million in aggregate borrowings collectively outstanding under the Original Agreement (as defined below) and the Supplemental Note (as defined below) and provided for an additional $5.0 million available to us. As we draw upon the remaining $5.0 million, a beneficial conversion feature will be recorded if the market price of our common stock increases after the Effective Date. We also terminated the letter agreement dated August 14, 2012, pursuant to which the Lender had agreed to provide financial assistance to us in the amount of up to $3.0 million.

The Replacement Note accrues annual interest, payable annually, at the rate of 0.84%. The Replacement Note must be repaid in full on or before its fifth anniversary (the “Maturity Date”), but may be prepaid by us at any time without penalty.  We will be required to repay all amounts outstanding under the Replacement Note upon an event of default, as defined in the Replacement Note.

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Maturity Date, at the Lender’s option, into shares of our common stock at a price of $1.20 per share, the closing price of our common stock on the Effective Date.

The Replacement Note replaces the original loan agreement between us and the Lender dated September 30, 2011 (the “Original Agreement”) pursuant to which we borrowed $10.0 million, and the promissory note of $5.0 million dated July 25, 2012 (the “Supplemental Note”) pursuant to which we borrowed $5.0 million. The amounts borrowed against the Original Agreement and Supplemental Note accrued interest at an annual rate of 7.5%. The Lender also had received an availability fee equal to an annual rate of 0.5% on the difference between the average annual principal amount of the outstanding balance under the Original Agreement and the maximum amount of $10.0 million.

In connection with the Original Agreement, the Lender received warrants to purchase an aggregate of 1,880,620 shares of our common stock at a weighted average exercise price of $1.86 per share. All of the warrants are vested and outstanding as of September 30, 2012 and expire on September 30, 2016.

We estimated the fair value of all of the stock warrants issued on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. We recorded the transaction as a deferred debt cost and amortize to expense over the term of the loan. The following table summarizes amounts drawn against the Original Agreement and warrant issuances:

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

In connection with the termination of the Original Agreement, we determined that the transaction should be classified as an extinguishment of debt. Accordingly, we wrote-off the remaining deferred debt cost balance of $1.2 million at September 19, 2012.

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for the three and six months ended September 30, 2012 and 2011 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Debt cost expense (1)	$128	$43	$272	$84
Interest expense	233	96	422	191

(1)	Expense through September 19, 2012.

At September 30, 2012, we had $15.0 million in outstanding borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet. We had $4 thousand in accrued interest related to the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet at September 30, 2012.

Note 6.   Common Stock

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15.0 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. This total maximum amount of $15.0 million would increase to $21.0 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75.0 million during the three-year term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations (market price of our common stock and LPC’s ownership limit) and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, the Lender waived the repayment requirement under the Loan Agreement. On July 26, 2012, we amended the Purchase Agreement with LPC to, among other things, create a threshold price of $3.00 for the sale of our common stock to LPC, as calculated pursuant to the formula provided in the Purchase Agreement.

As consideration for entering into the Purchase Agreement and for their initial purchase of $1.0 million of our common stock in April 2012, we issued to LPC 175,333 shares of our common stock. As consideration for remaining future purchases under the Purchase Agreement, we also will issue to LPC, on a pro rata basis in connection with each purchase of shares by LPC, up to a total of approximately 215,000 additional shares of our common stock. We did not receive any cash proceeds from the issuance of 175,333 shares and will not receive any proceeds upon the issuance of any of the remaining 215,000 shares.

The following table summarizes the common stock issued and cash received in connection with the Purchase Agreement:

Month	Description	Number of Shares of Common Stock Issued	Share Price	Gross Proceeds
April 2012	Initial purchase shares	599,880	$1.667	$1,000
April 2012	Initial commitment shares	160,000	-	-
April 2012	Initial additional commitment shares (1)	15,333	-	-
		775,213		$1,000

(1)	Calculated as follows: ($1.0 million stock purchase divided by $15.0 million total maximum amount) multiplied by 230,000 additional commitment shares.

In connection with the Purchase Agreement, we incurred $122 thousand of costs associated with investment banking fees, legal fees, and expense reimbursement to LPC. Our net proceeds from the sale of the initial purchase shares were $878 thousand.

Note 7.   Stock-Based Awards

We maintain the following stockholder-approved equity incentive plans:

•
The 2000 Stock Incentive Plan (the “2000 Plan”) authorized the issuance of up to 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

•
The 2007 Stock Incentive Plan (the “2007 Plan”) authorized the issuance of up to 5,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards. On July 26, 2012, our stockholders approved an amendment to the 2007 Plan further increasing the number of authorized shares issuable under the plan to 7,000,000 shares of common stock.

•
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

Stock Options

The following table summarizes stock options activity for the six months ended September 30, 2012:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2012	6,007,661	$0.79	–	$4.88	$2.23	6.9
Granted	862,750	$1.24	–	$1.69	1.28
Exercised	(74,337)	$0.97	–	$1.35	1.14
Canceled	(504,895)	$0.79	–	$3.73	2.42
Outstanding at September 30, 2012	6,291,179	$0.85	–	$4.88	$2.10	6.5
Vested and expected to vest at September 30, 2012	6,107,563	$0.85	–	$4.88	$2.11	6.4
Exercisable at September 30, 2012	3,935,994	$0.85	–	$4.88	$2.32	4.8

The weighted average fair value of options granted during the three months ended September 30, 2012 and 2011 was $0.91 and $1.60 per share, respectively. The weighted average fair value of options granted during the six months ended September 30, 2012 and 2011 was $0.93 and $1.70 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $341 thousand for stock options outstanding, $241 thousand for stock options exercisable, and $328 thousand for stock options vested and expected to vest as of September 30, 2012. The total intrinsic value for stock options exercised during the three months ended September 30, 2012 and 2011 was approximately $21 thousand and $77 thousand, respectively. The total intrinsic value for stock options exercised during the six months ended September 30, 2012 and 2011 was approximately $23 thousand and $281 thousand, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Price
Nonvested at March 31, 2012	306,606	$2.50
Granted	40,000	1.40
Vested	(124,723)	2.46
Forfeited	(44,733)	2.65
Nonvested at September 30, 2012	177,150	$2.25

At March 31, 2012, the balance of 306,606 shares of nonvested restricted stock included 286,606 shares of restricted stock granted to management as part of our fiscal 2012 performance incentive plan (the “2012 PIP”). The 2012 PIP included two separate performance measures:  (1) Company revenue and operating loss performance (the “Company Component”), which accounted for 75% of the target incentive opportunity, and (2) individual executive performance milestones (the “Individual Component”), which accounted for the remaining 25%.

For the Company Component of the 2012 PIP, management achieved 80% of our target revenue and specified operating loss level for fiscal 2012, and participants received 80% of their Company Component (equal to a total of 144,808 shares of restricted stock). For the Individual Component, management determined the level of payout for each participant based on the achievement of the individual’s executive performance milestones (with awards totaling 108,959 shares of restricted stock). For the 253,767 shares of restricted stock that were achieved, restrictions on such shares will lapse over a four-year period. The restrictions on the first one-fourth of the shares (equal to 48,656 shares) lapsed in April 2012. The balance of the restricted stock for the 2012 PIP (equal to 44,733 shares) was forfeited as a result of missed milestones and employee terminations.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	1.02%	1.17%	1.03%	1.44%
Expected life (in years)	6.4	5.5	6.4	6.0
Expected volatility	85%	88%	84%	87%
Expected dividend yield	--	--	--	--

We determine stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognize expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

Stock-based compensation expense for the three and six months ended September 30, 2012 and 2011 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$22	$41	$69	$81
Selling, general, and administrative expenses	538	857	907	1,277
Research and development expenses	9	13	36	29
Total stock-based compensation expense	$569	$911	$1,012	$1,387

At September 30, 2012, unrecognized stock-based compensation expense related to stock options was approximately $2.5 million and is expected to be recognized over a weighted average period of approximately 3.0 years. At September 30, 2012, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.3 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Note 8.  Treasury Stock

The following table summarizes treasury stock activity for the three and six months ended September 30, 2012 and 2011:

Three Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
September 30, 2012	17,417	$24	$1.36

September 30, 2011	1,634	$3	$1.92

Six Months Ended
September 30, 2012	17,417	$24	$1.36

September 30, 2011	3,268	$7	$2.22

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

Our medical segment designs, develops, manufactures, and markets our advanced line of endoscopy-based products, including our state-of-the-art flexible endoscopes, and our EndoSheath technology (referred to as a sheath or EndoSheath disposable) for a variety of specialties and markets.

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

The following table presents key financial highlights, by reportable segments:

Three Months Ended	Medical	Industrial	Adjustments *	Consolidated
September 30, 2012
Net sales	$2,724	$1,015	$-	$3,739
Gross profit	746	324	-	1,070
Operating (loss) income	(2,688)	67	-	(2,621)
Interest expense, net	(236)	-	-	(236)
Depreciation and amortization	196	6	-	202
Stock-based compensation expense	560	9	-	569
Total assets	12,751	1,753	(1,974)	12,530
Expenditures for fixed assets	19	-	-	19

September 30, 2011
Net sales	$3,384	$641	$-	$4,025
Gross profit	1,143	254	-	1,397
Operating loss	(2,739)	(66)	-	(2,805)
Interest expense, net	(97)	-	-	(97)
Depreciation and amortization	201	12	-	213
Stock-based compensation expense	892	19	-	911
Total assets	15,901	1,329	(1,863)	15,367
Expenditures for fixed assets	30	-	-	30

Six Months Ended
September 30, 2012
Net sales	$5,220	$1,915	$-	$7,135
Gross profit	1,341	642	-	1,983
Operating (loss) income	(5,032)	107	-	(4,925)
Interest expense, net	(429)	-	-	(429)
Depreciation and amortization	393	13	-	406
Stock-based compensation expense	960	52	-	1,012
Expenditures for fixed assets	55	-	-	55

September 30, 2011
Net sales	$6,489	$1,292	$-	$7,781
Gross profit	2,043	482	-	2,525
Operating loss	(5,100)	(195)	-	(5,295)
Interest expense, net	(191)	-	-	(191)
Depreciation and amortization	379	23	-	402
Stock-based compensation expense	1,327	60	-	1,387
Expenditures for fixed assets	106	-	-	106

	September 30,
* Adjustments	2012	2011
Intercompany eliminations	$(1,288)	$(1,177)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(1,974)	$(1,863)

The following table presents the reconciliation to loss before provision for income taxes for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
Reconciliation to loss before provision for income taxes:	2012	2011	2012	2011
Operating loss	$ (2,621)	$ (2,805)	$ (4,925)	$ (5,295)
Interest expense, net	(236)	(97)	(429)	(191)
Debt cost expense	(128)	(43)	(272)	(84)
Loss on extinguishment of debt	(1,244)	-	(1,244)	-
Other, net	(35)	(10)	(40)	(11)
Loss before provision for income taxes	$ (4,264)	$ (2,955)	$ (6,910)	$ (5,581)

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

We target six market spaces for our endoscopes and our EndoSheath technology:

•
Urology – we supply our cystoscopes, ureteroscopes, and EndoSheath technology to the Endoscopy Division of Stryker Corporation (“Stryker”) in North and Latin America, South America, China and Japan. Although Stryker was to receive the exclusive rights for the rest of the world in April 2012, we reached an agreement with Stryker to delay this launch until at least December 2012. Until that time, we manufacture and sell our cystoscopes and EndoSheath technology to our independent distributors for the rest of the world.

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

•	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT endoscopes to ENT physicians.
•	Spine – we supply to SpineView our flexible video surgical endoscope systems for use with SpineView’s products.

The following table summarizes the products we sell in each market space and the distribution network we use to market and sell those products:

Market	Products	Distribution Network
Urology	URT-7000 Video Ureteroscope	Stryker*
	CST-5000 Video Cystoscope	Stryker*; international distributors
	CST-4000 Fiber Cystoscope	Stryker*; international distributors
	DPU-5050 Digital Processing Unit	International distributors
	EndoSheath technology (cystoscopy only)	Stryker*; international distributors
	Peripherals and accessories	Stryker*; international distributors

ENT	ENT-5000 Video Endoscope	U.S. sales force; international distributors
	ENT-4500 Fiber Endoscope	U.S. sales force; international distributors
	ENT-4000 Fiber Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Surgery / GI	TNE-5000 Video Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Pulmonology (Critical Care)	BRS-5000 Video Bronchoscope	U.S. sales force; international distributors
	BRS-4000 Fiber Bronchoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Spine	SPV-7000 Video Endoscope	SpineView
	DPU-5050 Digital Processing Unit	SpineView
	Peripherals and accessories	SpineView

* North America, South America, Latin America, China, and Japan

Our proprietary reusable flexible endoscope is combined with a single-use, sterile protective EndoSheath disposable, which is placed over the patient contact area of the scope. Our “always sterile” EndoSheath technology reduces the risks of cross-contamination associated with the reuse (or “reprocessing”) of conventional endoscopes, which are difficult, costly, and time consuming to clean and disinfect or sterilize. In November 2011, the ECRI Institute listed cross-contamination from flexible endoscopes as the fourth most dangerous hazard on its list of the top-ten health technology hazards for 2012. The use of our EndoSheath technology allows healthcare providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the U.S. Food and Drug Administration (the “FDA”) for conventional endoscopes. The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings. With our EndoSheath technology we are able to reduce the steps to reprocess flexible endoscopes from approximately 27 to three, thereby lowering costs and saving time. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

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

Long-Term Debt – Related Party

On September 19, 2012 (the “Effective Date”), we entered into a new $20.0 million revolving promissory note (the “Replacement Note”) with our chairman (the “Lender”). The Replacement Note consolidates and restructures the $15.0 million in aggregate borrowings collectively outstanding under the Original Agreement (as defined below) and the Supplemental Note (as defined below) and provides for an additional $5.0 million available to us, for an aggregate of up to $20.0 million. We also terminated the letter agreement dated August 14, 2012, pursuant to which the Lender had agreed to provide financial assistance to us in the amount of up to $3.0 million.

The Replacement Note accrues annual interest, payable annually, and is set at the “applicable federal rate” in effect on the date of the Replacement Note (as defined in the Replacement Note; equal to 0.84%). The Replacement Note must be repaid in full on or before its fifth anniversary (the “Maturity Date”), but may be prepaid by us at any time without penalty.  We will be required to repay all amounts outstanding under the Replacement Note upon an event of default, as defined in the Replacement Note.

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Maturity Date, at the Lender’s option, into shares of our common stock at a price of $1.20 per share, the closing price of our common stock on the Effective Date.

The Replacement Note replaces the original loan agreement between us and the Lender dated September 30, 2011 (the “Original Agreement”) pursuant to which we borrowed $10.0 million, and the promissory note of $5.0 million dated July 25, 2012 (the “Supplemental Note”) pursuant to which we borrowed $5.0 million. The amounts borrowed against the Original Agreement and Supplemental Note accrued interest at an annual rate of 7.5%. The Lender also had received an availability fee equal to an annual rate of 0.5% on the difference between the average annual principal amount of the outstanding balance under the Original Agreement and the maximum amount of $10.0 million.

At September 30, 2012, we had $15.0 million in outstanding borrowings and $5.0 million available under the Replacement Note.The outstanding balance is reflected as convertible debt – related party on our condensed consolidated balance sheet.

Equity Purchase Agreement

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. This total maximum amount of $15 million would increase to $21 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75 million during the 36-month term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations (market price of our common stock and LPC’s ownership limit) and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, the Lender waived the repayment requirement under the Loan Agreement.  On July 26, 2012, we amended the Purchase Agreement with LPC to, among other things, create a threshold price of $3.00 for the sale of our common stock to LPC, as calculated pursuant to the formula provided in the Purchase Agreement.

As consideration for entering into the Purchase Agreement and for their initial purchase of $1.0 million of our common stock, we issued to LPC 175,333 shares of our common stock. As consideration for remaining future purchases under the Purchase Agreement, we also will also issue to LPC, on a pro rata basis in connection with each purchase of shares by LPC, up to a total of 215,000 additional shares of our common stock. We did not receive any cash proceeds from the issuance of 175,333 shares and will not receive any proceeds upon the issuance of any of the remaining 215,000 shares.

Registered Trademarks, Trademarks and Service Marks

Vision-Sciences, Inc. owns the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this quarterly report on Form 10-Q are approved or cleared for sale, distribution, or use.

Results of Operations (in thousands, except percentages)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories which can be sold to more than one market. Net sales by operating segment and by market/category for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Market/Category	2012	2011	Change	2012	2011	Change
Urology	$888	$1,503	-41%	$1,944	$3,412	-43%
ENT	587	572	3%	1,019	930	10%
Surgery / GI	334	306	9%	510	425	20%
Pulmonology (Critical Care)	162	203	-20%	287	310	-7%
Spine	181	348	-48%	440	426	3%
Repairs, peripherals, and accessories	572	452	27%	1,020	986	3%
Total medical sales	2,724	3,384	-20%	5,220	6,489	-20%
Borescopes	842	451	87%	1,473	959	54%
Repairs	173	190	-9%	442	333	33%
Total industrial sales	1,015	641	58%	1,915	1,292	48%
Net sales	$3,739	$4,025	-7%	$7,135	$7,781	-8%

Net sales decreased $0.3 million, or 7%, in the second quarter of fiscal 2013 to $3.7 million compared to $4.0 million in the second quarter of fiscal 2012. During the second quarter of fiscal 2013, our medical segment’s net sales of $2.7 million decreased by $0.7 million, or 20%, primarily attributable to lower sales of our endoscopes in the urology market. Our industrial segment’s net sales of $1.0 million increased by $0.4 million, or 58%, primarily attributable to higher demand of our engine turning tools, which are being used with our 2mm video-based borescopes. Although we achieved year-over-year growth in our industrial segment, we expect the level of future sales to remain relatively flat as this operating segment’s products are mature.

Net sales decreased $0.6 million, or 8%, in the first half of fiscal 2013 to $7.1 million compared to $7.8 million in the first half of fiscal 2012. During the first half of fiscal 2013, our medical segment’s net sales of $5.2 million decreased by $1.3 million, or 20%, primarily attributable to lower sales of our endoscopes in the urology market. Our industrial segment’s net sales of $1.9 million increased by $0.6 million, or 48%, primarily attributable to higher demand of our 2mm video-based borescopes and engine turning tools.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Six Months Ended September 30,
Market/Category	2012	2011	Change	2012	2011	Change
Urology
Endoscopes	361	860	-58%	936	2,022	-54%
EndoSheath technology	527	643	-18%	1,008	1,390	-27%
Total urology market	888	1,503	-41%	1,944	3,412	-43%

ENT
Endoscopes	587	572	3%	1,019	930	10%

Surgery / GI
Endoscopes	$288	$278	4%	$433	$382	13%
EndoSheath technology	46	28	64%	77	43	79%
Total surgery / GI market	334	306	9%	510	425	20%

Pulmonology (Critical Care)
Endoscopes	126	178	-29%	206	259	-20%
EndoSheath technology	36	25	44%	81	51	59%
Total pulmonology market	162	203	-20%	287	310	-7%

Spine
Endoscopes	181	348	-48%	440	426	3%

Repairs, peripherals, and accessories	572	452	27%	1,020	986	3%
Total medical sales	$2,724	$3,384	-20%	$5,220	$6,489	-20%

Product
Endoscopes	$1,543	$2,236	-31%	$3,034	$4,019	-25%
EndoSheath technology	609	696	-13%	1,166	1,484	-21%
Repairs, peripherals, and accessories	572	452	27%	1,020	986	3%
Total medical sales	$2,724	$3,384	-20%	$5,220	$6,489	-20%

Net sales to the urology market during the second quarter and first half of fiscal 2013 decreased by $0.6 million (41%) and $1.5 million (43%), respectively, compared to the same periods in fiscal 2012. The year-over-year decline was primarily attributable to the lower sales of our flexible video and fiber cystoscopes and related EndoSheath technology products to Stryker due in large part to initial stocking by Stryker in the first half of fiscal 2012 to support the April 2011 commencement of their marketing and sales efforts. Net sales to Stryker were down $0.5 million (54%) and $1.4 million (59%) in the second quarter and first half of fiscal 2013, respectively.

Net sales to the ENT market during the second quarter and first half of fiscal 2013 increased by $15 thousand (3%) and $89 thousand (10%), respectively, compared to the same periods in fiscal 2012. Higher demand of our ENT fiberscopes in the international markets, primarily in Israel where our unit volume increased threefold, was the driver behind the year-over-year growth.

Net sales to the surgery and GI markets during the second quarter and first half of fiscal 2013 increased by $28 thousand (9%) and $85 thousand (20%), respectively, compared to the same periods in fiscal 2012. Higher average selling prices of our surgical endoscopic platform (TNE-5000 videoscope and digital processing unit) and an increase in demand for our EndoSheath technology contributed to the year-over-year growth. Our EndoSheath technology unit volume increased 70% during the first half of fiscal 2013 compared to the same period in fiscal 2012.

Net sales to the pulmonology (critical care) market during the second quarter and first half of fiscal 2013 decreased by $41 thousand (20%) and $23 thousand (7%), respectively, compared to the same periods in fiscal 2012. The decreases were primarily attributable to lower sales of our fiber bronchoscopes in the international markets. We are encouraged, however, by the increase in usage of our EndoSheath technology as evidenced by the year-over-year sales growth and higher volume of sheaths sold during the first half of fiscal 2013. We continue to focus our efforts on increasing our installed base to drive further adoption of our EndoSheath technology.

Net sales to SpineView during the second quarter and first half of fiscal 2013 decreased by $167 thousand (48%) and increased by $14 thousand (3%), respectively, compared to the same periods in fiscal 2012. Earlier in the second quarter of fiscal 2013, SpineView filed a traditional 510(k) with the Food and Drug Administration (“FDA”) for clearance to use our 2mm video-based endoscope for spine applications. We continue to supply endoscopes for clinical use to support SpineView in its effort to build awareness for the product in the minimally invasive spine surgery market until FDA approval is received.

Net sales of repairs, peripherals, and accessories during the second quarter and first half of fiscal 2013 increased by $120 thousand (27%) and $34 thousand (3%), respectively, compared to the same periods in fiscal 2012. The year-over-year growth was primarily attributable to an increase in our repairs business, which increased 22% and 27% during the second quarter and first half of fiscal 2013, respectively.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three and six months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Gross Profit	2012	2011	Change	2012	2011	Change
Medical	$746	$1,143	-35%	$1,341	$2,043	-34%
As percentage of net sales	27%	34%	-7%	26%	31%	-5%
Industrial	324	254	28%	642	482	33%
As percentage of net sales	32%	40%	-8%	34%	37%	-3%
Gross profit	$1,070	$1,397	-23%	$1,983	$2,525	-21%
Gross margin percentage	29%	35%	-6%	28%	32%	-4%

The gross margin percentage was 29% in the second quarter of fiscal 2013 compared to 35% in the second quarter of fiscal 2012. The year-over-year decline was primarily attributable to a reduction in the allocation of manufacturing expenses to support research and development activities (4% gross margin percentage points). The gross margin percentage was 28% in the first half of fiscal 2013 compared to 32% in the first half of fiscal 2012. The decrease was primarily attributable to a decline in our manufacturing build of endoscopes and EndoSheath technology and reduced leverage of our fixed manufacturing costs due to the lower net sales during the first half of fiscal 2013. Our production volume was down 35% and 39% for our endoscopes and EndoSheath technology, respectively, in the current fiscal year. Last year’s production benefited from the initial stocking orders from Stryker.

Operating Expenses

Operating expenses by operating segment for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Operating Expenses	2012	2011	Change	2012	2011	Change
SG&A expenses
Medical	$2,907	$3,143	-8%	$5,359	$5,712	-6%
Industrial	257	320	-20%	535	677	-21%
Total SG&A expenses	3,164	3,463	-9%	5,894	6,389	-8%
R&D expenses
Medical	527	739	-29%	1,014	1,431	-29%
Industrial	-	-	-	-	-	-
Total R&D expenses	527	739	-29%	1,014	1,431	-29%
Total operating expenses	$3,691	$4,202	-12%	$6,908	$7,820	-12%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses during the second quarter and first half of fiscal 2013 decreased by $299 thousand (9%) and $495 thousand (8%), respectively, compared to the same periods in fiscal 2012. The decrease was primarily attributable to lower stock-based compensation expense.

Research & Development (“R&D”) Expenses

R&D expenses were $0.5 million in the second quarter of fiscal 2013, representing a decrease of $0.2 million (30%) over the same period in fiscal 2012. The decrease was primarily attributable to a reduction in manufacturing efforts to support product development activities and lower product development costs associated with our next generation digital processing unit, the DPU-7000. This new 7000 Series video endoscopy platform has several new features, including audio and video recording and playback. We expect to launch the DPU-7000 this fiscal year.

Other (Expense) Income

Other (expense) income for the three and six months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Other (Expense) Income	2012	2011	Change	2012	2011	Change
Interest income	$1	$2	-50%	$2	$7	-71%
Interest expense	(237)	(99)	139%	(431)	(198)	118%
Debt cost expense	(128)	(43)	198%	(272)	(84)	224%
Loss on extinguishment of debt	(1,244)	-	n/a	(1,244)	-	n/a
Other, net	(35)	(10)	250%	(40)	(11)	264%
Other expense	$(1,643)	$(150)	995%	$(1,985)	$(286)	594%

Other expense during the second quarter and first half of fiscal 2013 increased by $1.5 million (995%) and $1.7 million (594%), respectively, compared to the same periods in fiscal 2012. The year-over-year increases were primarily attributable to the loss on the extinguishment of debt as a result of the new convertible debt with our Chairman and the termination of the previous debt arrangements with him.

Net Loss

Net loss for the three and six months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Net Loss	2012	2011	Change	2012	2011	Change
Loss before provision for income taxes	$(4,264)	$(2,955)	44%	$(6,910)	$(5,581)	24%
Income tax (benefit) provision	-	(2)	-100%	1	2	-50%
Net loss	$(4,264)	$(2,953)	44%	$(6,911)	$(5,583)	24%

Net loss during the second quarter and first half of fiscal 2013 increased by $1.3 million compared to the same periods in fiscal 2012. Lower gross profit and the loss on the extinguishment of debt were the primary drivers for the increase in net loss during the fiscal 2013 periods.

Liquidity, Capital Resources, and Outlook

The following table summarizes selected financial information and statistics as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Cash and cash equivalents	$3,063	$2,674
Accounts receivable, net	$2,739	$2,132
Inventories, net	$4,631	$3,970
Working capital	$7,892	$6,022

At September 30, 2012, our principal source of liquidity was working capital of approximately $7.9 million, including $3.1 million in cash and cash equivalents. Our cash and cash equivalents increased $0.4 million during the first half of fiscal 2013. The increase was primarily attributable to net proceeds from the issuance of long-term debt to our Chairman and the sale of common stock to LPC under the Purchase Agreement, partially offset by cash used to fund our operations and cover the net loss sustained during the period.

In the first half of fiscal 2013, we used $5.5 million of net cash in our operating activities compared to $7.5 million in the first half of fiscal 2012. The decrease in cash used in operations was primarily attributable to a lower reduction of advances from customers (i.e., sales of products to customers who already prepaid for such products in fiscal 2011) as we fulfilled orders to complete the advances from Stryker and SpineView during the first half of fiscal 2013.

In the first half of fiscal 2013, we used $50 thousand of net cash in our investing activities compared to $103 thousand in the first half of fiscal 2012. The decrease was primarily attributable to lower capital expenditures during the period.

In the first half of fiscal 2013, we provided $5.9 million of net cash from our financing activities compared to $1.3 million in the first half of fiscal 2012. The increase was primarily attributable to the net proceeds from the issuance of long-term debt (related party) and the sale of common stock to LPC during the period.

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2013, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of September 30, 2012, we had cash and cash equivalents totaling approximately $3.1 million. We expect that our cash at September 30, 2012, together with the $5 million of capital available under a convertible note dated September 19, 2012 with Lewis C. Pell, our Chairman (see Note 5. Long-Term Debt – Related Party of the notes to our unaudited condensed consolidated financial statements for additional information), should be sufficient to fund our operations through at least September 30, 2013. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows during the remainder of fiscal 2013, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of September 30, 2012, we had cash and cash equivalents totaling approximately $3.1 million. We expect that our cash at September 30, 2012, together with the $5 million of capital available under a convertible note dated September 19, 2012 with Lewis C. Pell, our Chairman (see Note 5. Long-Term Debt – Related Party of the notes to our unaudited condensed consolidated financial statements for additional information), should be sufficient to fund our operations through at least September 30, 2013. However, if our performance expectations fall short (including failure to generate expected sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our officers and directors have the ability to exercise significant control over the Company

As of September 30, 2012, our officers and directors owned an aggregate of approximately 38% of our outstanding common stock. Under a convertible note dated September 19, 2012, our Chairman, at his option, has the right to convert the unpaid principal balance of $15.0 million into 12,500,000 shares of our common stock.  The conversion of this note would increase the aggregate ownership of our officers and directors to approximately 51% of our common stock. As such, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on repurchases by us of our common stock during the three months ended September 30, 2012:

	Total	Average	Total Number of	Maximum Number of
	Number of	Price	Shares Purchased as	Shares that May Yet
	Shares	Paid	Part of Publicly	Be Purchased Under
Fiscal Period	Purchased	Per Share	Announced Programs	the Programs
07/01/12 - 07/31/12	17,417	$1.36	-	-
08/01/12 - 08/31/12	-	-	-	-
09/01/12 - 09/30/12	-	-	-	-
Total	17,417	$1.36	-	-

The shares were purchased from management employees to cover income tax withholdings as a result of the lapsing of restrictions on restricted stock awards. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during the remainder of fiscal 2013.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
10.1
Convertible Promissory Note made by Vision-Sciences, Inc. in favor of Lewis C. Pell, dated as of September 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2012).

10.2*	†	Employment Letter dated August 4, 2009 between the Company and Keith Darragh.
10.3*	†	Amended Employment Letter dated August 28, 2012 between the Company and Keith Darragh.
10.4*	†	Separation and Release Agreement dated August 28, 2012 between the Company and Katherine Wolf.
10.5
Modification Agreement, dated July 26, 2012, by and between Vision-Sciences, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2012).

31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**		XBRL Instance
101.SCH**		XBRL Taxonomy Extension Schema
101.CAL**		XBRL Taxonomy Extension Calculation
101.DEF**		XBRL Taxonomy Extension Definition
101.LAB**		XBRL Taxonomy Extension Labels
101.PRE**		XBRL Taxonomy Extension Presentation

*		Filed herewith.
**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: November 5, 2012	/s/ Cynthia Ansari
Cynthia Ansari President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2012	/s/ Keith J. C. Darragh
Keith J. C. Darragh VP, Finance and Principal Financial and Accounting Officer