Form 10-Q
period 2012-12-31
VISION SCIENCES INC /DE/
filed 2013-01-29
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 25, 2013:

Common Stock, par value of $0.01 per share	46,215,377
(Title of Class)	(Number of Shares)

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net sales	$3,952	$4,314	$11,087	$12,095
Cost of sales	2,820	2,957	7,973	8,213
Gross profit	1,132	1,357	3,114	3,882

Selling, general, and administrative expenses	2,311	2,665	8,205	9,054
Research and development expenses	347	730	1,361	2,161
Operating loss	(1,526)	(2,038)	(6,452)	(7,333)

Interest income	1	2	4	9
Interest expense	(36)	(131)	(467)	(329)
Debt cost expense	-	(145)	(272)	(229)
Loss on extinguishment of debt	-	-	(1,244)	-
Other, net	(6)	(32)	(47)	(43)
Loss before provision for income taxes	(1,567)	(2,344)	(8,478)	(7,925)
Income tax provision (benefit)	10	(2)	10	-
Net loss	$(1,577)	$(2,342)	$(8,488)	$(7,925)

Net loss per common share - basic and diluted	$(0.03)	$(0.05)	$(0.18)	$(0.18)

Weighted average shares used in computing net loss per common share - basic and diluted	46,051	44,258	45,902	44,164

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2012	March 31, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,295	$2,674
Accounts receivable, less allowances of $75 and $58, respectively	2,820	2,132
Inventories, net	4,881	3,970
Prepaid expenses and other current assets	218	197
Total current assets	9,214	8,973

Machinery and equipment	3,488	3,516
Demo equipment	1,091	1,070
Furniture and fixtures	225	224
Leasehold improvements	372	372
Property and equipment, at cost	5,176	5,182
Less—accumulated depreciation and amortization	3,558	3,149
Total property and equipment, net	1,618	2,033
Deferred debt cost, net	-	1,516
Other assets, net	77	77
Total assets	$10,909	$12,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$921	$587
Accrued compensation	849	657
Accrued expenses	619	944
Deferred revenue	125	-
Capital lease obligations	76	91
Advances from customers	-	672
Total current liabilities	2,590	2,951

Convertible debt—related party	15,000	-
Line of credit—related party	-	10,000
Deferred revenue, net of current portion	67	-
Capital lease obligations, net of current portion	39	97
Total liabilities	17,696	13,048

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued and outstanding—46,249 shares and 45,396 shares, respectively	462	454
Additional paid-in capital	100,560	98,382
Treasury stock at cost, 34 shares and 7 shares of common stock, respectively	(50)	(14)
Accumulated deficit	(107,759)	(99,271)
Total stockholders’ deficit	(6,787)	(449)
Total liabilities and stockholders’ deficit	$10,909	$12,599

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional	Treasury Stock			Total
	Number of Shares	Par Value	Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2012	45,396	$454	$98,382	7	$(14)	$(99,271)	$(449)
Exercise of stock options	88	1	98	-	-	-	99
Issuance of restricted stock awards	40	-	-	-	-	-	-
Cancellation of restricted stock awards	(50)	(1)	1	-	-	-	-
Sale of common stock, net of fees of $122	600	6	872	-	-	-	878
Issuance of commitment shares	175	2	(2)	-	-	-	-
Common stock repurchased	-	-	-	27	(36)	-	(36)
Stock-based compensation expense	-	-	1,209	-	-	-	1,209
Net loss	-	-	-	-	-	(8,488)	(8,488)
Balance at December 31, 2012	46,249	$462	$100,560	34	$(50)	$(107,759)	$(6,787)

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,488)	$(7,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,209	1,707
Depreciation and amortization	603	618
(Recovery of) provision for bad debt expenses	(4)	1
Debt cost expense	272	229
Loss on extinguishment of debt	1,244	-
Loss on disposal of fixed assets	51	39
Changes in assets and liabilities:
Accounts receivable	(684)	36
Inventories	(1,062)	508
Prepaid expenses and other current assets	(21)	63
Accounts payable	334	(518)
Accrued expenses	(325)	(48)
Accrued compensation	192	(37)
Deferred revenue	49	-
Advances from customers	(529)	(4,034)
Net cash used in operating activities	(7,159)	(9,361)
Cash flows from investing activities:
Purchases of property and equipment	(93)	(127)
Proceeds from disposal of fixed assets	5	3
Net cash used in investing activities	(88)	(124)
Cash flows from financing activities:
Proceeds from issuance of long-term debt—related party	5,000	-
Advance on line of credit—related party	-	3,000
Payment of costs related to line of credit—related party	-	(5)
Net proceeds from sale of common stock	878	-
Proceeds from exercise of stock options	99	399
Common stock repurchased	(36)	(11)
Payments of capital leases	(73)	(61)
Net cash provided by financing activities	5,868	3,322
Net decrease in cash and cash equivalents	(1,379)	(6,163)
Cash and cash equivalents at beginning of period	$2,674	$9,180
Cash and cash equivalents at end of period	$1,295	$3,017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$589	$301
Income taxes	$17	$4

Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$151	$281
Capital lease entered into for equipment purchase	$-	$135
Issuance of stock warrants with line of credit—related party	$-	$1,611

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during the remainder of fiscal 2013, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of December 31, 2012, we had cash and cash equivalents totaling approximately $1.3 million. We expect that our cash at December 31, 2012, together with the $5 million of capital available under a convertible note dated September 19, 2012 with Lewis C. Pell, our Chairman (see Note 5. Long-Term Debt – Related Party for additional information), should be sufficient to fund our operations through at least December 31, 2013. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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
• Fair value measurements of convertible debt;
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

In determining the fair value of the convertible debt, we analyzed its attributes (coupon rate, conversion price, and the percentage of market cap the face value of the debt instrument was prior to the announcement of the debt)  to public company convertible debt issuances from June 2011 through September 2012 (a sixteen (16) month period) in the healthcare industry. We determined the convertible debt was not issued at a discount as its fair value was equal to its face (carrying) value.

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

Stryker accounted for approximately 23% and 17% of total net sales for the three and nine months ended December 31, 2012, respectively. Amounts due from Stryker represented 33% of total net accounts receivable as of December 31, 2012. Our terms with Stryker are net 45 days.

Note 2.  Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options, warrants, and convertible debt would be anti-dilutive. The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Convertible debt	12,500,000	-
Stock options	5,982,069	7,711,725
Warrants	1,880,620	1,880,620
Restricted stock	146,825	321,606
Total anti-dilutive securities	20,509,514	9,913,951

Note 3.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	December 31, 2012	March 31, 2012
Raw materials	$3,788	$3,271
Work in process	485	432
Finished goods	608	267
Inventories, net	$4,881	$3,970

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-standing supply arrangements, but no long-term supply agreements.

Note 4.  Advances from Customers

Under a three-year agreement with Stryker expiring in April 2014, we are the exclusive supplier of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes employ our patented EndoSheath technology, which are co-branded Stryker and Vision-Sciences. We also supply Stryker with flexible ureteroscopes under an agreement expiring in December 2015. Stryker has the exclusive rights to distribute products we manufacture, including cystoscopes, urology EndoSheath technology, and ureteroscopes, in North America, South America, Latin America, China, and Japan. Although Stryker was to receive the exclusive rights for the rest of the world in April 2012, we reached an agreement with Stryker to delay this launch indefinitely.

We also have a development and supply agreement with SpineView, Inc. (“SpineView”) under which we developed and supply a charge-coupled device (CCD) based video surgical endoscope for use with SpineView’s products.

We received advances from Stryker for future orders of our scopes and EndoSheath technology in September 2010 and March 2011 and from SpineView for the initial stocking order of 50 SpineView surgical endoscope systems in September 2010. All of the advances were fully utilized as of September 30, 2012. The following table summarizes the activity related to these and other customer advances related to service contracts for the three and nine months ended December 31, 2012 and 2011:

Three months ended December 31, 2011	Stryker	SpineView	Other	Total
Beginning balance at October 1	$1,970	$830	$47	$2,847
Additional advances received	-	-	65	65
Revenue recognized	(1,056)	(186)	-	(1,242)
Adjustments	(12)	1	-	(11)
Ending balance at December 31	$902	$645	$112	$1,659

Nine months ended December 31, 2012	Stryker	SpineView	Other	Total
Beginning balance at April 1	$117	$420	$135	$672
Additional advances received	-	-	8	8
Revenue recognized	(117)	(420)	-	(537)
Adjustments (1)	-	-	(143)	(143)
Ending balance at December 31	$-	$-	$-	$-

Nine months ended December 31, 2011	Stryker	SpineView	Other	Total
Beginning balance at April 1	$4,433	$1,255	$5	$5,693
Additional advances received	-	-	109	109
Revenue recognized	(3,509)	(612)	(2)	(4,123)
Adjustments	(22)	2	-	(20)
Ending balance at December 31	$902	$645	$112	$1,659

(1)	Amount reclassified to deferred revenue

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

In connection with the Original Agreement, the Lender received warrants to purchase an aggregate of 1,880,620 shares of our common stock at a weighted average exercise price of $1.86 per share. All of the warrants are vested and outstanding as of December 31, 2012 and expire on September 30, 2016.

We estimated the fair value of all of the stock warrants issued on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. We recorded the transaction as a deferred debt cost, which is amortized to expense over the term of the loan. The following table summarizes amounts drawn against the Original Agreement and warrant issuances:

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

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for the three and nine months ended December 31, 2012 and 2011 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Debt cost expense (1)	$-	$145	$272	$229
Interest expense	32	124	454	315

(1)	Expense through September 19, 2012.

At December 31, 2012, we had $15.0 million in outstanding borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet. We had $36 thousand in accrued interest related to the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet at December 31, 2012.

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

As consideration for entering into the Purchase Agreement and for their initial purchase of $1.0 million of our common stock in April 2012, we issued to LPC 175,333 shares of our common stock. As consideration for any remaining future purchases under the Purchase Agreement, we also will issue to LPC, on a pro rata basis in connection with each purchase of shares by LPC, up to a total of approximately 215,000 additional shares of our common stock. We did not receive any cash proceeds from the issuance of 175,333 shares and will not receive any proceeds upon the issuance of any of the remaining 215,000 shares.

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

Stock Options

The following table summarizes stock options activity for the nine months ended December 31, 2012:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2012	6,007,661	$0.79	–	$4.88	$2.23	6.9
Granted	920,250	$1.10	–	$1.69	1.27
Exercised	(87,881)	$0.97	–	$1.35	1.13
Canceled	(857,961)	$0.79	–	$4.88	2.11
Outstanding at December 31, 2012	5,982,069	$0.85	–	$4.88	$2.12	6.5
Vested and expected to vest at December 31, 2012	5,816,773	$0.85	–	$4.88	$2.13	6.4
Exercisable at December 31, 2012	3,749,009	$0.85	–	$4.88	$2.36	5.0

The weighted average fair value of options granted during the three months ended December 31, 2012 and 2011 was $0.79 and $1.65 per share, respectively. The weighted average fair value of options granted during the nine months ended December 31, 2012 and 2011 was $0.92 and $1.68 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $131 thousand for stock options outstanding, $104 thousand for stock options exercisable, and $126 thousand for stock options vested and expected to vest as of December 31, 2012. The total intrinsic value for stock options exercised during the three months ended December 31, 2012 and 2011 was approximately $2 thousand and $101 thousand, respectively. The total intrinsic value for stock options exercised during the nine months ended December 31, 2012 and 2011 was approximately $25 thousand and $382 thousand, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended December 31, 2012:

	Number of Shares	Weighted Average Grant Price
Nonvested at March 31, 2012	306,606	$2.50
Granted	40,000	1.40
Vested	(149,503)	2.36
Forfeited	(50,278)	2.66
Nonvested at December 31, 2012	146,825	$2.29

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

For the Company Component of the 2012 PIP, management achieved 80% of our target revenue and specified operating loss level for fiscal 2012, and participants received 80% of their Company Component (equal to a total of 144,808 shares of restricted stock). For the Individual Component, management determined the level of payout for each participant based on the achievement of the individual’s executive performance milestones (with awards totaling 108,959 shares of restricted stock). For the 253,767 shares of restricted stock that were achieved, restrictions on those shares will lapse over a four-year period. The restrictions on the first one-fourth of the shares (equal to 48,656 shares) lapsed in April 2012. The balance of the restricted stock for the 2012 PIP (equal to 44,733 shares) was forfeited as a result of missed milestones and employee terminations.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Risk-free interest rate	0.91%	1.60%	1.02%	1.48%
Expected life (in years)	6.3	7.3	6.4	6.3
Expected volatility	81%	83%	84%	86%
Expected dividend yield	--	--	--	--

We determine stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognize expense based upon the probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

Stock-based compensation expense for the three and nine months ended December 31, 2012 and 2011 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of sales	$6	$46	$75	$126
Selling, general, and administrative expenses	185	254	1,092	1,531
Research and development expenses	6	21	42	50
Total stock-based compensation expense	$197	$321	$1,209	$1,707

At December 31, 2012, unrecognized stock-based compensation expense related to stock options was approximately $2.3 million and is expected to be recognized over a weighted average period of approximately 2.7 years. At December 31, 2012, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Note 8. Treasury Stock

The following table summarizes treasury stock activity for the three and nine months ended December 31, 2012 and 2011:

Three Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
December 31, 2012	9,912	$12	$1.26

December 31, 2011	1,634	$4	$2.15

Nine Months Ended
December 31, 2012	27,329	$36	$1.32

December 31, 2011	4,902	$11	$2.20

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

The following table presents key financial highlights, by reportable segments:

Three Months Ended	Medical	Industrial	Adjustments *	Consolidated
December 31, 2012
Net sales	$2,970	$982	$-	$3,952
Gross profit	728	404	-	1,132
Operating (loss) income	(1,750)	224	-	(1,526)
Interest expense, net	(35)	-	-	(35)
Depreciation and amortization	192	5	-	197
Stock-based compensation expense	182	15	-	197
Total assets	10,885	1,783	(1,759)	10,909
Expenditures for fixed assets	38	-	-	38

December 31, 2011
Net sales	$3,568	$746	$-	$4,314
Gross profit	1,079	278	-	1,357
Operating loss	(2,017)	(21)	-	(2,038)
Interest expense, net	(129)	-	-	(129)
Depreciation and amortization	205	11	-	216
Stock-based compensation expense	286	35	-	321
Total assets	14,558	1,502	(2,076)	13,984
Expenditures for fixed assets	21	-	-	21

Nine Months Ended
December 31, 2012
Net sales	$8,190	$2,897	$-	$11,087
Gross profit	2,068	1,046	-	3,114
Operating (loss) income	(6,783)	331	-	(6,452)
Interest expense, net	(463)	-	-	(463)
Depreciation and amortization	585	18	-	603
Stock-based compensation expense	1,142	67	-	1,209
Expenditures for fixed assets	93	-	-	93

December 31, 2011
Net sales	$10,057	$2,038	$-	$12,095
Gross profit	3,122	760	-	3,882
Operating loss	(7,117)	(216)	-	(7,333)
Interest expense, net	(320)	-	-	(320)
Depreciation and amortization	584	34	-	618
Stock-based compensation expense	1,612	95	-	1,707
Expenditures for fixed assets	127	-	-	127

	December 31,
* Adjustments	2012	2011
Intercompany eliminations	$(1,073)	$(1,390)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(1,759)	$(2,076)

The following table presents the reconciliation to loss before provision for income taxes for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Nine Months Ended December 31,
Reconciliation to loss before provision for income taxes:	2012	2011	2012	2011
Operating loss	$(1,526)	$(2,038)	$(6,452)	$(7,333)
Interest expense, net	(35)	(129)	(463)	(320)
Debt cost expense	-	(145)	(272)	(229)
Loss on extinguishment of debt	-	-	(1,244)	-
Other, net	(6)	(32)	(47)	(43)
Loss before provision for income taxes	$(1,567)	$(2,344)	$(8,478)	$(7,925)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Vision-Sciences, Inc. and its subsidiaries (the “Company,” or “our”, “us”, or “we”) designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. We operate in two segments, medical and industrial, which comprises approximately 74% and 26%, respectively, of our fiscal 2013 revenues. Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible fiber and video endoscopes and our EndoSheath technology, for a variety of specialties and markets. Our industrial segment, through our wholly-owned subsidiary, Machida, Inc. (“Machida”), designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

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

We target six market spaces for our endoscopes and our EndoSheath technology:

•
Urology – we supply our cystoscopes, ureteroscopes, and EndoSheath technology to the Endoscopy Division of Stryker Corporation (“Stryker”) in North and Latin America, South America, China and Japan. Although Stryker was to receive the exclusive rights for the rest of the world in April 2012, we reached an agreement with Stryker to delay this launch indefinitely. Until that time, we manufacture and sell our cystoscopes and EndoSheath technology to our independent distributors for the rest of the world.

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

* North America, South America, Latin America, China, and Japan

We believe our technology delivers significant value to our customers – doctors, clinics and hospitals – through reduced capital, staff and service costs, and increased patient throughput, practice revenue, and profitability. Our goal is to become a customer-centric organization with a focus on enhancing shareholder value.  We are doing this by:

•	Growing our sales force in the U.S. by adding proven medical-surgical device sales professionals;
•	Targeting acute care facilities and office-based clinics that recognize patient safety and the patient experience as a primary value position;
•	Capitalizing on our extensive and relevant library of published clinical studies on the efficacy and safety of our EndoSheath technology; and
•	Enhancing our professional educational programs to allow healthcare professionals to teach other healthcare professionals.

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

Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. We were the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, which would involve significant expense and delay.

Our borescopes are constructed in a variety of body types, including portable models, each specifically designed to cover a multitude of needs and applications:

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

The Replacement Note replaces the original loan agreement between us and the Lender dated September 30, 2011 (the “Original Agreement”) pursuant to which we borrowed $10.0 million, and the promissory note dated July 25, 2012 (the “Supplemental Note”) pursuant to which we borrowed $5.0 million. The amounts borrowed against the Original Agreement and Supplemental Note accrued interest at an annual rate of 7.5%. The Lender also had received an availability fee equal to an annual rate of 0.5% on the difference between the average annual principal amount of the outstanding balance under the Original Agreement and the maximum amount of $10.0 million.

At December 31, 2012, we had $15.0 million in outstanding borrowings and $5.0 million available under the Replacement Note. The outstanding balance is reflected as convertible debt – related party on our condensed consolidated balance sheet.

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

As consideration for entering into the Purchase Agreement and for their initial purchase of $1.0 million of our common stock, we issued to LPC 175,333 shares of our common stock. As consideration for any remaining future purchases under the Purchase Agreement, we also will also issue to LPC, on a pro rata basis in connection with each purchase of shares by LPC, up to a total of 215,000 additional shares of our common stock. We did not receive any cash proceeds from the issuance of 175,333 shares and will not receive any proceeds upon the issuance of any of the remaining 215,000 shares.

Registered Trademarks, Trademarks and Service Marks

Vision-Sciences, Inc. owns the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this quarterly report on Form 10-Q are approved or cleared for sale, distribution, or use.

Results of Operations (in thousands, except percentages)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories that can be sold to more than one market. Net sales by operating segment and by market/category for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Market/Category	2012	2011	Change	2012	2011	Change
Urology	$1,421	$1,839	-23%	$3,365	$5,251	-36%
ENT	398	500	-20%	1,417	1,430	-1%
Surgery / GI	385	340	13%	895	765	17%
Pulmonology (Critical Care)	238	254	-6%	525	563	-7%
Spine	-	186	-100%	440	612	-28%
Repairs, peripherals, and accessories	528	449	18%	1,548	1,436	8%
Total medical sales	2,970	3,568	-17%	8,190	10,057	-19%
Borescopes	743	583	27%	2,216	1,542	44%
Repairs	239	163	47%	681	496	37%
Total industrial sales	982	746	32%	2,897	2,038	42%
Net sales	$3,952	$4,314	-8%	$11,087	$12,095	-8%

Net sales decreased $0.4 million, or 8%, in the third quarter of fiscal 2013 to $4.0 million compared to $4.3 million in the third quarter of fiscal 2012. During the third quarter of fiscal 2013, our medical segment’s net sales of $3.0 million decreased by $0.6 million, or 17%, primarily attributable to lower sales of our endoscopes in the urology market (as further described below). Our industrial segment’s net sales of $1.0 million increased by $0.2 million, or 32%, primarily attributable to higher demand of our custom blending scopes and video-based borescopes. Although we achieved year-over-year growth in our industrial segment, we expect the level of future sales to remain relatively flat as this operating segment’s products are mature.

Net sales decreased $1.0 million, or 8%, in the first nine months of fiscal 2013 to $11.1 million compared to $12.1 million in the first nine months of fiscal 2012. During the first nine months of fiscal 2013, our medical segment’s net sales of $8.2 million decreased by $1.9 million, or 19%, primarily attributable to lower sales in the urology market (as further described below). Our industrial segment’s net sales of $2.9 million increased by $0.9 million, or 42%, primarily attributable to higher demand of our custom blending scopes, video-based borescopes, and engine turning tools.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Market/Category	2012	2011	Change	2012	2011	Change
Urology
Endoscopes	$610	$953	-36%	$1,546	$2,975	-48%
EndoSheath technology	811	886	-8%	1,819	2,276	-20%
Total urology market	1,421	1,839	-23%	3,365	5,251	-36%

ENT
Endoscopes	398	500	-20%	1,417	1,430	-1%

Surgery / GI
Endoscopes	348	319	9%	781	700	11%
EndoSheath technology	37	21	76%	114	65	78%
Total surgery / GI market	385	340	13%	895	765	17%

Pulmonology (Critical Care)
Endoscopes	211	203	4%	417	462	-10%
EndoSheath technology	27	51	-47%	108	101	6%
Total pulmonology market	238	254	-6%	525	563	-7%

Spine
Endoscopes	-	186	-100%	440	612	-28%

Repairs, peripherals, and accessories	528	449	18%	1,548	1,436	8%
Total medical sales	$2,970	$3,568	-17%	$8,190	$10,057	-19%

Product
Endoscopes	$1,567	$2,161	-27%	$4,601	$6,179	-26%
EndoSheath technology	875	958	-9%	2,041	2,442	-16%
Repairs, peripherals, and accessories	528	449	18%	1,548	1,436	8%
Total medical sales	$2,970	$3,568	-17%	$8,190	$10,057	-19%

Net sales to the urology market during the third quarter and first nine months of fiscal 2013 decreased by $0.4 million (23%) and $1.9 million (36%), respectively, compared to the same periods in fiscal 2012. The year-over-year decline was primarily attributable to the lower sales of our flexible video and fiber cystoscopes and related EndoSheath technology products to Stryker due in large part to an initial blanket stocking by Stryker in the first nine months of fiscal 2012 to support the April 2011 launch of their marketing and sales efforts. Net sales to Stryker were down $0.1 million (13%) and $1.6 million (45%) in the third quarter and first nine months of fiscal 2013, respectively.

Net sales to the ENT market during the third quarter and first nine months of fiscal 2013 decreased by $102 thousand (20%) and $13 thousand (1%), respectively, compared to the same periods in fiscal 2012 due to lower demand of our ENT scopes, both domestically and internationally.

Net sales to the surgery and GI markets during the third quarter and first nine months of fiscal 2013 increased by $45 thousand (13%) and $130 thousand (17%), respectively, compared to the same periods in fiscal 2012. Higher average selling prices of our surgical endoscopic platform (TNE-5000 videoscope and digital processing unit) and an increase in demand for our EndoSheath technology contributed to the year-over-year growth. Our EndoSheath technology unit volume increased 70% during the third quarter and first nine months of fiscal 2013 compared to the same period in fiscal 2012.

Net sales to the pulmonology (critical care) market during the third quarter and first nine months of fiscal 2013 decreased by $16 thousand (6%) and $38 thousand (7%), respectively, compared to the same periods in fiscal 2012. The decreases were primarily attributable to lower worldwide sales of our fiber bronchoscopes. We continue to focus our marketing and sales efforts on increasing our installed base to drive further adoption of our EndoSheath technology.

Net sales to SpineView during the third quarter and first nine months of fiscal 2013 decreased by $186 thousand (100%) and $172 thousand (28%), respectively, compared to the same periods in fiscal 2012. In December 2012, SpineView received 510(k) clearance from the Food and Drug Administration (“FDA”) to use our 2mm video-based endoscope for spine applications. With this clearance, SpineView will commence clinical preference trials for minimally invasive spine surgeries.

Net sales of repairs, peripherals, and accessories during the third quarter and first nine months of fiscal 2013 increased by $79 thousand (18%) and $112 thousand (8%), respectively, compared to the same periods in fiscal 2012. The year-over-year growth was primarily attributable to an increase in our repairs business, which increased 10% and 22% during the third quarter and first nine months of fiscal 2013, respectively.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three and nine months ended December 31, 2012 and 2011 was as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Gross Profit	2012	2011	Change	2012	2011	Change
Medical	$728	$1,079	-33%	$2,068	$3,122	-34%
As percentage of net sales	25%	30%	-5%	25%	31%	-6%
Industrial	404	278	45%	1,046	760	38%
As percentage of net sales	41%	37%	4%	36%	37%	-1%
Gross profit	$1,132	$1,357	-17%	$3,114	$3,882	-20%
Gross margin percentage	29%	31%	-2%	28%	32%	-4%

The gross margin percentage was 29% in the third quarter of fiscal 2013 compared to 31% in the third quarter of fiscal 2012. The gross margin percentage was 28% in the first nine months of fiscal 2013 compared to 32% in the first nine months of fiscal 2012. The year-over-year decline was primarily attributable to a reduction in the allocation of manufacturing expenses to support research and development activities (gross margin percentage point impact of 3% and 4% in the third quarter and first nine months of fiscal 2013, respectively).

Operating Expenses

Operating expenses by operating segment for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Operating Expenses	2012	2011	Change	2012	2011	Change
SG&A expenses
Medical	$2,131	$2,366	-10%	$7,490	$8,078	-7%
Industrial	180	299	-40%	715	976	-27%
Total SG&A expenses	2,311	2,665	-13%	8,205	9,054	-9%
R&D expenses
Medical	347	730	-52%	1,361	2,161	-37%
Industrial	-	-	-	-	-	-
Total R&D expenses	347	730	-52%	1,361	2,161	-37%
Total operating expenses	$2,658	$3,395	-22%	$9,566	$11,215	-15%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses during the third quarter and first nine months of fiscal 2013 decreased by $0.4 million (13%) and $0.8 million (9%), respectively, compared to the same periods in fiscal 2012. The decrease was primarily attributable to lower stock-based compensation expense, a reduction in trade show and convention costs, and lower vacation pay expense.

Research & Development (“R&D”) Expenses

R&D expenses during the third quarter and first nine months of fiscal 2013 decreased by $0.4 million (52%) and $0.8 million (37%), respectively, compared to the same periods in fiscal 2012. The decrease was primarily attributable to a reduction in manufacturing efforts to support product development activities and lower product development costs associated with our next generation digital processing unit, the DPU-7000. This new 7000 Series video endoscopy platform has several new features, including audio and video recording and playback. We expect to launch the DPU-7000 in the fourth quarter of fiscal 2013.

Other (Expense) Income

Other (expense) income for the three and nine months ended December 31, 2012 and 2011 was as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Other (Expense) Income	2012	2011	Change	2012	2011	Change
Interest income	$1	$2	-50%	$4	$9	-56%
Interest expense	(36)	(131)	-73%	(467)	(329)	42%
Debt cost expense	-	(145)	-100%	(272)	(229)	19%
Loss on extinguishment of debt	-	-	n/a	(1,244)	-	n/a
Other, net	(6)	(32)	-81%	(47)	(43)	9%
Other expense	$(41)	$(306)	-87%	$(2,026)	$(592)	242%

Other expense during the third quarter and first nine months of fiscal 2013 decreased by $0.3 million (87%) and increased by $1.4 million (242%), respectively, compared to the same periods in fiscal 2012. In connection with the termination of the previous debt arrangements with our Chairman, we wrote-off the remaining deferred debt cost balance of $1.2 million at September 19, 2012 and classified the transaction as a loss on the extinguishment of debt. The interest expense decrease during the third quarter was a result of the lower interest rate on the convertible debt – related party.

Net Loss

Net loss for the three and nine months ended December 31, 2012 and 2011 was as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Net Loss	2012	2011	Change	2012	2011	Change
Loss before provision for income taxes	$(1,567)	$(2,344)	-33%	$(8,478)	$(7,925)	7%
Income tax provision (benefit)	10	(2)	-600%	10	-	n/a
Net loss	$(1,577)	$(2,342)	-33%	$(8,488)	$(7,925)	7%

Net loss during the third quarter and first nine months of fiscal 2013 decreased by $0.8 million (33%) and increased by $0.6 million (7%), respectively, compared to the same periods in fiscal 2012. Lower operating expenses partially offset the loss on the extinguishment of debt during the first nine months of fiscal 2013.

Liquidity, Capital Resources, and Outlook

The following table summarizes selected financial information and statistics as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Cash and cash equivalents	$1,295	$2,674
Accounts receivable, net	$2,820	$2,132
Inventories, net	$4,881	$3,970
Working capital	$6,624	$6,022

At December 31, 2012, our principal source of liquidity was working capital of approximately $6.6 million, including $1.3 million in cash and cash equivalents. Our cash and cash equivalents decreased $1.4 million during the first nine months of fiscal 2013. The decrease was primarily attributable to cash used to fund our operations and cover the net loss sustained during the period.

In the first nine months of fiscal 2013, we used $7.2 million of net cash in our operating activities compared to $9.4 million in the first nine months of fiscal 2012. The decrease in cash used in operations was primarily attributable to a lower reduction of advances from customers (i.e., sales of products to customers who prepaid for those products in fiscal 2011) as we fulfilled orders to complete the advances from Stryker and SpineView during the first nine months of fiscal 2012.

In the first nine months of fiscal 2013, we used $88 thousand of net cash in our investing activities compared to $124 thousand in the first nine months of fiscal 2012. The decrease was primarily attributable to lower capital expenditures during the period.

In the first nine months of fiscal 2013, we provided $5.9 million of net cash from our financing activities compared to $3.3 million in the first nine months of fiscal 2012. The increase was primarily attributable to the net proceeds from the issuance of long-term debt (related party) and the sale of common stock to LPC during the period.

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during the remainder of fiscal 2013, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of December 31, 2012, we had cash and cash equivalents totaling approximately $1.3 million. We expect that our cash at December 31, 2012, together with the $5 million of capital available under a convertible note dated September 19, 2012 with Lewis C. Pell, our Chairman (see Note 5. Long-Term Debt – Related Party of the notes to our unaudited condensed consolidated financial statements for additional information), should be sufficient to fund our operations through at least December 31, 2013. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows during the remainder of fiscal 2013, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of December 31, 2012, we had cash and cash equivalents totaling approximately $1.3 million. We expect that our cash at December 31, 2012, together with the $5 million of capital available under a convertible note dated September 19, 2012 with Lewis C. Pell, our Chairman (see Note 5. Long-Term Debt – Related Party of the notes to our unaudited condensed consolidated financial statements for additional information), should be sufficient to fund our operations through at least December 31, 2013. However, if our performance expectations fall short (including failure to generate expected sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our officers and directors have the ability to exercise significant control over the Company

As of December 31, 2012, our officers and directors owned an aggregate of approximately 36% of our outstanding common stock. Under a convertible note dated September 19, 2012, our Chairman, at his option, has the right to convert the unpaid principal balance of $15.0 million into 12,500,000 shares of our common stock.  The conversion of this note would increase the aggregate ownership of our officers and directors to approximately 50% of our common stock. As such, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on repurchases by us of our common stock during the three months ended December 31, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
10/01/12 - 10/31/12	4,956	$1.32	-	-
11/01/12 - 11/30/12	-	-	-	-
12/01/12 - 12/31/12	4,956	1.19	-	-
Total	9,912	$1.26	-	-

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

VISION-SCIENCES, INC.
Date: January 29, 2013	/s/ Cynthia Ansari
Cynthia Ansari
President and Chief Executive Officer (Duly Authorized Officer)

Date: January 29, 2013	/s/ Keith J. C. Darragh
Keith J. C. Darragh
VP, Finance and
Principal Financial and
Accounting Officer