Form 10-K
period 2013-03-31
VISION SCIENCES INC /DE/
filed 2013-06-25
CIK 894237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-20970

VISION-SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3430173 (I.R.S. Employer Identification No.)
40 Ramland Road South, Orangeburg, NY (Address of principal executive offices)	10962 (Zip Code)

(845) 365-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value of $0.01	The NASDAQ Capital Market
(Title of class)	(Name on exchange on which registered)

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ was $37,706,934. The registrant has no non-voting common stock.

Number of shares outstanding of the registrant’s common stock as of June 21, 2013 was 46,249,242.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2013 Annual Meeting of Stockholders (the 2013 proxy statement) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) and the documents into which this Form 10-K is and will be incorporated contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and any or all of our forward-looking statements in this Form 10-K and in the documents that we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements.. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.  Business

Company Background

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

Medical Business Segment

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our flexible fiber and video endoscopes and our EndoSheath technology, for a variety of specialties and markets. Our proprietary reusable, flexible endoscope is combined with a single-use, sterile protective EndoSheath disposable that is placed over the patient contact area of the scope. Our “always sterile” EndoSheath technology reduces the risks of cross-contamination associated with the reuse (or “reprocessing”) of conventional endoscopes, which are difficult, costly, and time-consuming to clean and disinfect or sterilize.

In November 2012, the ECRI Institute listed cross-contamination from flexible endoscopes as the eighth most dangerous hazard on its list of the top-ten health technology hazards for 2013. The use of our EndoSheath technology allows healthcare providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the U.S. Food and Drug Administration (the “FDA”) for conventional endoscopes. The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings. With our EndoSheath technology we are able to reduce the steps needed to reprocess flexible endoscopes from approximately 27 to three, thereby saving time and lowering costs. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

We target six market spaces for our endoscopes and our EndoSheath technology:

●

Urology – we supply our cystoscopes, ureteroscopes, and EndoSheath technology to the Endoscopy Division of Stryker Corporation (“Stryker”) in North and Latin America, South America, China and Japan. Although Stryker was to receive the exclusive rights for the rest of the world in April 2012, we reached an agreement with them to delay this launch indefinitely. Until we agree with Stryker on the date of such launch, we will continue to manufacture and sell our cystoscopes and EndoSheath technology to our independent distributors for sale in the rest of the world.

●

Critical Care / Pulmonology – we manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians.

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

●	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT endoscopes to ENT physicians.
●	Spine – we supply our flexible video surgical endoscope systems to SpineView, Inc. for use with SpineView’s space creator product.

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

Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. We were the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, saving our customers significant expense and delay.

Business Strategy

We believe our technology delivers significant value to doctors, clinics, and hospitals through reduced capital, lower staff and service costs, and increased patient throughput, practice revenue, and profitability. We strive to be a customer-centric organization with a focus on enhancing stockholder value. We are doing this by:

●	Increasing the size and capabilities of our sales force in the U.S. by adding proven medical-surgical device sales professionals in promising territories;
●	Targeting acute care facilities and office-based clinics that recognize patient safety and the patient experience as a primary value position;
●	Capitalizing on our extensive and relevant library of published clinical studies on the efficacy and safety of our EndoSheath technology; and
●	Enhancing our professional educational programs to enable healthcare professionals to teach other healthcare professionals about our EndoSheath technology.

Products

We have developed two visualization platforms for flexible endoscopy: fiber optic (4000 Series) and video (5000 Series and 7000 Series). Our 4000 Series fiberscopes contain advanced fiber optic imaging systems with high quality functional aspects, such as small diameter endoscopes and portability options, through the use of a battery-powered light source. Our lightweight, advanced, digital video-based endoscopes facilitate diagnostic and therapeutic procedures. Our small diameter videoscopes contain a high resolution, tiny CCD camera at the tip of the scope, offering a sharp, vibrant, full screen image. The 7000 Series and 5000 Series video endoscopes also feature pioneering functional aspects, including the elimination of an external light source, the inclusion of an integrated light emitting diode (LED), industry leading small diameter sizes and robust durability. Four programmable buttons located on the control body (handle) of the endoscope allow for immediate operation of the various functions our video system is capable of performing.

Our 7000 Series and 5000 Series videoscopes are powered by our multi-functional digital processing unit (“DPU”). Unlike conventional endoscopy towers we have integrated key peripherals into this unit, which allows one touch image archiving via an integrated SD card system. Users can easily move images captured during various endoscopic procedures to patient files for future viewing. Our liquid crystal display or LCD provides full screen presentation with no truncation (framing) of image, commonly seen in other videoscope manufacturer’s products. Our DPU maintains a smaller footprint than its competitors. Along with EndoSheath technology, our DPU contributes significantly to portability by allowing bedside procedures where space is limited. Additionally, the DPU is easily transported from facility to facility allowing physicians to perform video endoscopy in even the most remote of locations.

We developed two models of our DPU, the 5000 Series and the 7000 Series. In addition to the features noted above, our 5000 Series processor provides customers with a powerful, efficient, and easy-to-use system that has vibrant, high-resolution imaging.

Our recently launched 7000 Series DPU includes a new, simplified user interface, programmable user preference controls, expanded on-screen notifications, and easy-to-maintain patient lists, all of which allow end-users to improve productivity and workflow by customizing the operation of the system to the day-to-day needs of the practice. Additionally, the system incorporates a “one-touch” integrated keyboard to ensure quick activation of functions, including full control of video playback options, such as frame-by-frame review or historical image comparison, both of which are ideal for patient progress review.

The following table summarizes the primary products we sell in each market space and the distribution network we use to market and sell those products:

Market	Products	Distribution Network
Urology	URT-7000 Video Ureteroscope	Stryker*
	CST-5000 Video Cystoscope	Stryker*; international distributors
	CST-4000 Fiber Cystoscope	Stryker*; international distributors
	DPU-5050 Digital Processing Unit	International distributors
	EndoSheath technology (cystoscopy only)	Stryker*; international distributors
	Peripherals and accessories	Stryker*; international distributors

ENT	ENT-5000 Video Endoscope	U.S. sales force; international distributors
	ENT-4500 Fiber Endoscope	U.S. sales force; international distributors
	ENT-4000 Fiber Endoscope	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Surgery / GI	TNE-5000 Video Endoscope	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Critical Care / Pulmonology	BRS-5000 Video Bronchoscope	U.S. sales force; international distributors
	BRS-4000 Fiber Bronchoscope	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Spine	SPV-7000 Video Endoscope	SpineView
	DPU-7000 Digital Processing Unit	SpineView
	Peripherals and accessories	SpineView

* North America, South America, Latin America, China, and Japan

EndoSheath Technology

We have developed EndoSheath technology for use with our proprietary endoscopes. EndoSheath technology is made with materials using our proprietary process that makes the sheath lubricious (smooth), allowing the healthcare practitioner to easily slide and place the EndoSheath disposable onto the endoscope. In addition, our EndoSheath technology has an optically clear window that fits securely over the endoscope tip, providing a clear image. Once installed, the disposable sheath offers a complete barrier between the endoscope and the patient. After the procedure is completed, the sheath easily slides off and is removed from the endoscope and discarded.

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

Our EndoSheath technology offers these key advantages:

”Always Sterile” Endoscope.   Our “always sterile” EndoSheath technology is a durable, microbial barrier that prevents direct contact between the reusable endoscope and the patient. Furthermore, the working channel is part of the sheath and carries all the patient tissue material, such as biopsies and aspirated patient fluids. We believe this technology significantly reduces the risk of cross-contamination.

Increased Productivity.   As the use of flexible endoscopy becomes more prevalent, the ability to perform more procedures in a given day has become paramount. Because a flexible endoscope utilizing the EndoSheath technology does not have to undergo the same complex and time-consuming reprocessing routines as conventional endoscopes, the endoscope is ready for the next procedure in typically ten minutes or less, versus 45 minutes to up to 24 hours with conventional endoscopes. Our EndoSheath technology allows a physician the opportunity, with a single endoscope, to perform upwards of 25 procedures in an eight hour day. This allows for higher patient throughput and increased physician and facility revenue. We believe that the ability to have a flexible endoscope that is “always ready” provides a unique opportunity to any healthcare facility setting that may see additional patients sent to their practice throughout the day.

Less Capital Costs.   Because an endoscope using EndoSheath technology is essentially ready at a moment’s notice, physicians do not have to invest in the extensive inventory of conventional endoscopes necessary to operate a practice. In very busy hospital endoscopy suites, clinics and physician practices, this capital savings may be significant. Furthermore, our EndoSheath technology allows a single scope to be configured for different applications (i.e. diagnostic or therapeutic) depending on which EndoSheath disposable model is placed over the endoscope. This ability to configure our endoscope with different EndoSheath models further allows healthcare facilities to limit their capital expense by avoiding the need for multiple specialty endoscopes.

Less Maintenance Costs.   Because an endoscope using EndoSheath technology does not undergo the rigorous, caustic reprocessing routines that a conventional flexible endoscope must receive, the endoscopes may experience fewer repairs and have a longer useful life. Additionally, many scope repairs occur due to damage to the working channel, which requires extensive brushing and flushing during the manual cleaning phase. Since our endoscopes’ working channels are in the disposable sheath there is never a need for channel-based repairs.

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

Urology

Urology Endoscope Technology

We developed unique products for urology with our fiber and video cystoscopes, both utilizing our EndoSheath technology. We differentiate our cystoscopy system in a clinical setting by referring to the procedures using our system as EndoSheath cystoscopy.

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

Our visualization platform includes our line of advanced digital, video-based flexible cystoscopes, the CST-5000, which utilizes our EndoSheath technology. The CST-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU. We also market and distribute a fiber optic cystoscope, the CST-4000, which utilizes our EndoSheath technology as well.

We also developed a video-based flexible ureteroscope, the URT-7000, for Stryker. This endoscope gives surgeons unsurpassed high-definition visualization of the ureters and kidneys with up to 240o of articulation allowing access to the most difficult locations of the kidney. The URT-7000 features an integrated LED, which eliminates the need for a separate light source.

Urology EndoSheath Technology

We offer urologists two sheath models for each of our fiber and video cystoscopes: a diagnostic sheath with a 1.5mm working channel size that provides enhanced patient comfort, and a therapeutic sheath with a larger, 2.1mm working channel size that provides the same capabilities as conventional cystoscopes.

Pulmonology / Critical Care

Pulmonology Endoscope Technology

We market and sell products for pulmonology and airway management using our fiber and video bronchoscopes. Our bronchoscopes utilize our EndoSheath technology and are inserted down the mouth and into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. Our visualization platform includes our line of advanced digital, video-based flexible bronchoscopes, the BRS-5000, which incorporates our EndoSheath technology, as well as a fiber optic bronchoscope, the BRS-4000. The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.

Pulmonology EndoSheath Technology

We market and distribute four sheath models for video and fiber bronchoscopy: a 1.5mm working channel, a 2.1mm working channel, a 2.8mm working channel (outside of the U.S.), and one without a working channel. We are currently seeking approval to market the 2.8mm channel in the U.S. The multiple sizes are necessary due to various procedures that are performed by pulmonologists and airway management physicians. Depending on the type of procedure in the airways, a pulmonologist or airway management physician may use a very small diameter EndoSheath disposable, with or without a working channel, or a larger diameter EndoSheath disposable with a working channel.

Gastroenterology and Surgery

GI and Surgery Endoscope Technology

We developed advanced digital, video-based flexible TNE endoscopes, the TNE-5000, which utilizes our EndoSheath technology. The TNE-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU. This streamlined video-based system eliminates the need for a separate camera head, light source and video monitor, as well as the need for the physician to perform the entire procedure looking through an eyepiece, a practice no longer acceptable in gastroenterology.

GI and Surgery EndoSheath Technology

We market and distribute two sheath models for the video TNE: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides gastroenterologists, ENT physicians, bariatric surgeons and others with two choices: a diagnostic sheath with a smaller sheath diameter (due to a smaller working channel) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional endoscopes.

ENT (Ear, Nose, and Throat)

ENT Endoscope Technology

We developed unique products for urology with our fiber and video laryngoscopes, which we refer to as ENT scopes. Our visualization platform includes our line of advanced digital, video-based flexible ENT scopes, the ENT-5000. The ENT-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.

We also developed two fiber optic ENT scopes, the ENT-4000 and the ENT-4500. The ENT-4500 is a small diameter fiber laryngoscope primarily used for small cavity and pediatric procedures.

Our fiber and video ENT scopes can be used with or without the EndoSheath technology, as they do not feature any working channels and are diagnostic only.

Spine

Surgical Endoscope Technology

Our visualization platform is a key enabling technology for SpineView as we believe it revolutionizes the minimally invasive surgery (“MIS”) spine market. Based on industry sources, we estimate that the MIS spine market is approximately $1 billion and growing at a compound annual rate of approximately 15%. We designed a 2.0mm charge-coupled device (“CCD”) based video surgical endoscope exclusively for SpineView. In December 2012, SpineView received 510(k) clearance from the FDA to market their camera system, which incorporates our 2.0mm flexible endoscope. SpineView is currently in clinical preference trials and conducting training labs prior to surgeons doing actual cases.

Industrial

Borescopes

Our borescopes are constructed in a variety of body types, including portable models, each specifically designed to cover a multitude of needs and applications:

●	Modular (MBS) – borescope with diameter range from 0.6mm to 2mm, Machida’s smallest body type.
●	Slim Lever – borescope with diameter range from 2mm to 6mm and providing angulations in two directions. This is Machida’s most widely used body type and includes high quality optics and illumination.
●

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

●

Industrial Videoscope – 3mm video borescope product line, the smallest diameter videoscope offered in the industrial market. The video borescope uses a CCD-based video system, which includes an integrated built-in LED light source and operates with our streamlined, multi-functional processor.

●	Portable Video Processor – digital processing unit, which works with the industrial videoscope, allows for portability and accessibility in constrained areas, a common situation in the aviation field.

Recent Product Launches

In December 2012, we began to exclusively supply to Stryker our first charge-coupled device (CCD) based flexible ureteroscope. This ureteroscope expands our new 7000 Series video endoscopy platform and is the smallest CCD-based video endoscope in the marketplace today. Ureteroscopes are used for diagnostic and therapeutic procedures in the ureter and the kidney, typically performed in a hospital operating room setting.

We also launched our next-generation digital video processor, the DPU-7000, in fiscal 2013. This integrated visualization endoscopy platform is a high-performance, efficient, and easy-to-use system designed to provide expanded benefits across a broader spectrum of users. The DPU-7000 is the first all-in-one endoscopy platform to include audio, video, archiving, and workflow enhancements in a single standalone unit. It is fully compatible with our 5000 Series line of endoscopes that utilize our EndoSheath technology.

In fiscal 2012, we launched a new “small diameter”, 2.4mm 4000 Series fiberscope, the ENT-4500, and the second generation of our 5000 Series video processor, which features upgraded software providing our customers with additional features and superior image quality.

Markets and Distribution

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

We market and distribute our medical segment products worldwide through a direct sales force in the U.S., a network of distributor organizations outside of the U.S., and strategic partners. In the U.S., we have a direct sales force and strategic partners for our urology (Stryker) and spine (SpineView) product lines. Internationally, we utilize regional or national distributors, who market and distribute all of our products. Stryker also has the exclusive right to market and sell our urology products in Canada, Latin America, South America, China, and Japan. Most of our distributors outside the U.S. also market and distribute products of other companies.

Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

We regularly evaluate the effectiveness of all our sales channels, and may change them if we believe a different method would increase our revenues.

Sales to Major Customers

Medical Segment

Net sales to customers outside of the U.S. in our medical segment were approximately $4.4 million (29% of total net sales) and $4.5 million (27% of total net sales) for fiscal years 2013 and 2012, respectively.

In fiscal 2013, net sales to Stryker were approximately $3.1 million, representing 20% of our total net sales and 26% of our total medical segment net sales. Fiscal 2012 net sales to Stryker were $4.3 million, representing 26% of our total net sales and 31% of our total medical segment net sales.

Industrial Segment

Net sales to customers outside of the U.S. in our industrial segment were approximately $0.6 million (4% of total net sales) and $0.9 million (5% of total net sales) for fiscal years 2013 and 2012, respectively.

In fiscal 2013, net sales to Pratt & Whitney, a division of United Technology Corporation, were approximately $0.9 million, representing 6% of our total net sales and 26% of our total industrial segment net sales. Fiscal 2012 net sales to Pratt & Whitney were $0.1 million, representing 1% of our total net sales and 5% of our total industrial segment net sales.

Backlog

We had an order backlog of approximately $1.7 million at March 31, 2013 and 2012.

Manufacturing

Disposables (EndoSheath Technology)

We currently manufacture our EndoSheath line of disposable sheaths at our Natick, Massachusetts (“Natick”) facility using raw materials, molded parts, and components purchased from independent vendors, some of which are manufactured to our specifications. We also design and build our own production machines and tools. Our EndoSheath technology line includes products for all medical markets we currently serve.

Most components we purchase are available from multiple sources, with the exception of certain key components that are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements. We purchase our required components and supplies on a purchase order basis and seek to maintain adequate inventory levels of such components to prevent supply disruptions. We contract with third parties for the sterilization of all of our EndoSheath disposables.

Fiberscopes, Videoscopes, Borescopes, and Peripherals

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

Research & Development (“R&D”)

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. We plan to continue investing resources in research and development to maintain a healthy and robust product pipeline. Our R&D expenses in fiscal years 2013 and 2012 were approximately $1.8 million and $3.2 million, respectively, representing 12% and 19% of total net sales, respectively.

With respect to our industrial segment, our ability to custom design for specific applications is common practice in our business. On-wing inspections with blending borescopes have become an indispensable tool for aircraft engine manufacturers and service providers. We are developing a tungsten braid videoscope with enhanced durability. We work closely with Pratt & Whitney, GE, Rolls Royce, and others to ensure production of the most efficient borescopes for their applications.

Third-Party Reimbursement

Hospitals, medical clinics, and physicians’ offices that purchase medical devices, such as our EndoSheath technology and flexible endoscopes, generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans, to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon factors such as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge and experience of third-party reimbursement practices, and advice from consultants in this area, that third-party reimbursement is available for most procedures that utilize our products. However, most third-party payors do not reimburse health-care providers separately for the cost of our EndoSheath technology.

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

CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center (“ASC”), and the physician. Physician services are reimbursed based on where the service is performed. If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility RVUs to accommodate the overhead costs. If the physician performs the service in a hospital or ASC, the payment is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden. As it relates to our procedures, the calendar 2013 physician fee schedule did not change significantly from calendar 2012, and there was little change in hospital outpatient payments under Medicare. Based upon a review of calendar year 2012, fee schedules for the hospital outpatient and physician payment for procedures that utilize our EndoSheath technology with our TNE endoscope, physicians will receive between approximately 108% and 149% more by performing procedures in their offices than if they performed those procedures in hospitals, as a result of the increased office expense for the purchase of the device. For a diagnostic cystoscopy, physicians will receive approximately 63% more by doing the procedure in their offices, than if they performed that procedure in the hospital, again because the increase in fee accommodates the cost of the device purchased by the physician practice.

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

Flexible endoscopes and accessory products have been classified by the FDA as Class II devices and EndoSheath technology products have been classified by the FDA as class II sterile devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance with the exception of the bronchoscope 2.8mm EndoSheath disposable, for which we are currently seeking FDA approval. We expect that we will be required to obtain 510(k) Pre-market Notifications for each additional endoscope that we develop in the future.

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

Quality Standards

In August 2005, our Natick quality system certification was updated to establish conformance with ISO 13485: 2003 and continued conformance with Medical Devices Directive (“MDD”) 93/42/EEC and the Canadian Medical Device Regulations (“CMDR”).

In April 2007, our Orangeburg facility successfully completed an expansion audit and we were awarded International Organization for Standardization (“ISO”) 13485: 2003 certification for this location. This certification allowed us to start shipping scopes from our Orangeburg facility, in addition to shipments from our Natick facility. The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers. As a result, these facilities are subject to the FDA’s Quality System Regulations (“QSR”), which regulate their design, manufacturing, testing, quality control, and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations.

The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements is monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485, CMDR and MDD status. We routinely update our systems to comply with changes to applicable regulations such as the recent changes to the MDD, as amended by 2007/47/EC. In April 2013, the Orangeburg facility underwent a successful routine FDA audit with only minor observations.

In addition to the three-year ISO certification audits, we undergo annual surveillance audits to confirm that we are maintaining our quality system. This quality system has been developed in accordance with the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide.

Unlike our medical segment, the manufacturing of our Machida industrial scopes is not subject to direct government regulation.

Business Development

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, we signed a three-year agreement under which we became the exclusive supplier to Stryker of Stryker-branded flexible video and fiber cystoscopes and video ureteroscopes. These cystoscopes employ our patented EndoSheath technology, which are co-branded Stryker and Vision-Sciences. Stryker has the exclusive rights to distribute these urology products in North and Latin America, South America, China and Japan. Stryker launched these product lines during April 2011 and introduced them at the American Urological Association annual meeting in May 2011.

The purchase price for the products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to its end customers, based upon reports received from Stryker monthly. There is no cost of sales associated with revenue under this second step. There is no required minimum amount of scopes and EndoSheath products that Stryker is required to purchase from us.

We received a prepayment from Stryker of $5 million, of which we received $2.5 million at signing and the balance in March 2011. The prepayment was recorded as an advance from customer in our consolidated balance sheet. During fiscal 2012, we recognized $4.3 million in revenue for delivery of cystoscopes and EndoSheath technology, and the remaining balance of $0.1 million in fiscal 2013. After applying the final amount due from Stryker for purchases of scopes and EndoSheath technology to the prior advance, we began to receive cash payments from Stryker for products supplied.

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

Product Liability Insurance

The nature of our products exposes us to significant product liability risks. We believe that our level of coverage is appropriate, given our business, products, past sales levels and our anticipated sales levels for fiscal 2014. We evaluate the adequacy of our coverage periodically to determine if adjustments should be made.

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

Patents

We hold 19 U.S. patents, and we have 10 U.S. patent applications pending. In addition, we have 15 foreign patents issued and have 7 foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related. The issued patents will expire on various dates in the years 2013 through 2023.

Trademark Property

Vision-Sciences, Inc. owns the following U.S. trademarks, EndoSheath®, EndoWipe®, The Vision System®, Vision Sciences™ and Slide-On™.

Employees

As of March 31, 2013, we had 108 employees, of which 101 were full-time and 7 were part-time. None of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Executive Officers of the Company

The following individuals were serving as executives of the Company as of June 7, 2013:

Howard I. Zauberman, age 60, was appointed our Interim Chief Executive Officer on May 13, 2013. Mr. Zauberman has over 30 years of experience as a leader in the medical products industry. Prior to joining us, from 2005 through 2012, Mr. Zauberman was Vice President of Business Development at Henry Schein, Inc., a leading global healthcare distributor serving office based medical practitioners. Mr. Zauberman also served as a Special Venture Partner at Galen Partners, a healthcare growth equity and late stage venture capital firm, focused on technology enabled services, medical devices and specialty pharmaceuticals. Prior to this, Mr. Zauberman held senior management positions at ETHICON, Inc. a Johnson & Johnson company and Pfizer, Inc. Mr. Zauberman has a Masters of Engineering Management from Northwestern University, a Bachelor of Science from Columbia University in mechanical engineering and a Bachelor’s degree from Queens College.

Lewis C. Pell, 60, is a co-founder of Vision-Sciences. On June 14, 2013, Mr. Pell was appointed by the Board of Directors as our Principal Executive Officer (“PEO”). We expects Mr. Pell will serve as the PEO until approximately June 30, 2013, after which Mr. Zauberman, the Company’s Interim Chief Executive Officer, is expected to assume the role of the Company’s PEO. Mr. Pell has been Chairman of the Board since 2005. Prior to that, Mr. Pell served as Vice-Chairman of our Board of Directors since 1992. Mr. Pell is a founder or co-founder and chairman and director of several privately held medical device companies and is the chairman of Photomedex, Inc., a publicly-traded dermatology company.

Keith Darragh, age 32, was appointed our Interim Principal Financial and Accounting Officer on June 12, 2013. Prior to this recent appointment, Mr. Darragh served as our Principal Financial and Accounting Officer from August 2012 until May 2013, and our Vice President of Finance from September 2011 until May 2013. Mr. Darragh joined us in August 2009 as Corporate Controller. Mr. Darragh’s prior experience includes serving as Director of Corporate Accounting and Financial Reporting at Datascope Corp., a publicly traded medical device manufacturer that was acquired by Getinge Group. Mr. Darragh also held positions of increasing responsibility in accounting and finance at SYMS Corp, Sankyo Pharma, Inc., and Genzyme Biosurgery Corp. Mr. Darragh is a certified public accountant and chartered global management accountant, and holds a B.S. (summa cum laude) and an M.B.A. from Montclair State University.

Mark S. Landman, age 58, has been our Vice President, Disposables Operations since 2007 and Vice President of our Medical Division since July 1999. Mr. Landman joined us from Boston Scientific in January 1991 and served in a variety of roles in product development, project management, manufacturing engineering, and material control from that date to July 1999.

Jitendra Patel, age 59, has been our Vice President, Industrial Division since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that division.

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

We have a history of operating losses, we may not achieve or maintain profitability in the future, and we will require additional financing, which may not be available on acceptable terms or at all

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of March 31, 2013, we had cash and cash equivalents totaling approximately $0.8 million. We expect that our cash at March 31, 2013, together with the $3 million of capital available under a convertible note dated September 19, 2012 and $5.0 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated June 21, 2013 from Lewis C. Pell, our Chairman (see Note 13. Subsequent Event for additional information), should be sufficient to fund our operations through at least March 31, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to reduce our expenses and/or secure additional funding to support our operational needs in the future, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions for companies of our size. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public or private financing, issuances of equity or debt, sale or partnering of one or more of our assets or other strategic initiatives. Any public or private financings involving issuances of common stock or other classes of our equity would likely dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we may be less likely to develop and market products successfully, which would have a material adverse impact on our prospects and financial condition. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our supply agreement with Stryker may not meet our expectations

Under our agreement with Stryker, we supply to Stryker our flexible video and fiber cystoscopes and related EndoSheath products for a term of three years after the launch of these products, which occurred in April 2011. We also supply Stryker with flexible ureteroscopes under the same agreement. This product was launched in December 2012 and carries the same three-year term as our cystoscopes and EndoSheath products. Stryker has the exclusive rights to distribute these products in North and Latin America, South America, China and Japan. There can be no assurance of the quantity of products Stryker will purchase from us or whether Stryker will succeed in marketing and selling these products. If they do not purchase products from us or are unsuccessful in marketing or selling these products, we will not be able to distribute those products to others and could generate little or no revenue from the Stryker agreement. There also can be no assurance that Stryker will agree to distribute our cystoscopes and related EndoSheath products beyond the current expiration of the existing agreement, beginning in April 2014.

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

In our industrial segment, borescopes are assembled using components and subassemblies purchased from independent vendors. While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from limited key suppliers with which we do not have long or short term contracts. Our failure to obtain a sufficient quantity of such components on favorable terms could materially adversely affect sales in our industrial segment.

If we fail to effectively manage our sales force or our distribution network, our business, prospects, and brand may be materially and adversely affected

We sell our products through a combination of a direct sales force and independent distributors. We have limited experience in managing a direct sales force and we cannot assure you that we will be able to build and grow an effective direct sales force or successfully develop our relationships with third-party, outside distributors. The expansion of our sales force and distribution network is requiring an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment. If we fail to build and manage an effective direct sales force or successfully develop, maintain, and manage our relationships with distributors, our sales could fail to grow or could even decline and this would have a material adverse impact on our business and financial condition.

In addition, we have a limited ability to direct or influence the activities of our third-party independent distributors. Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

●	sell products that compete with our products in breach of their non-competition agreements with us;
●	fail to adequately promote our products; or
●	fail to provide proper service to our end-users.

If we are unable to adequately manage our distribution network, or if our distributors fail to meet their obligations under their agreements with us, our corporate image among end users of our products could be damaged, resulting in a failure to meet our sales goals. In addition, foreign governments have increased their anti-bribery efforts in the healthcare sector to reduce improper payments received by hospital administrators and doctors in connection with the purchase of pharmaceutical products and medical devices. To our knowledge, none of our distributors engages in corrupt practices. However, our distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products which would adversely affect our corporate image and business.

Our failure to effectively expand our marketing efforts may materially and adversely affect our business, prospects, and brand

Our marketing efforts span five broad medical markets: urology, critical care / pulmonology, surgery, GI, and ENT. We cannot assure you that we will be able to build our brand effectively to our end users in each of the markets that we serve. If we do not succeed, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our marketing efforts will require an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

We expect gross margins to vary over time, and our level of product gross margins may not be sustainable

The current levels of our product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

●	introduction of new products;
●	our ability to reduce supply and production costs;
●	increases in material or labor costs;
●	changes in shipment volume;
●	loss of cost savings due to changes in component pricing, including the impact of foreign exchange rates for components purchased overseas;
●	changes in distribution channels;
●	increased warranty costs; and
●	the uncertainty of the timing and amounts for recognizing our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers.

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

We may not succeed in sustaining a market for our videoscopes

Going forward, the long-term success of our videoscope system depends on several factors, including:

●	our ability to successfully promote product awareness of our videoscopes;
●	our ability to manufacture products in a timely and cost effective fashion on acceptable terms;
●	competitive pricing of our videoscopes and add-on components;
●	our ability to develop new applications to expand our family of videoscopes;
●	retaining and growing an effective direct sales force in the U.S.;
●	selecting and managing effective distributors internationally;
●	Stryker’s ability to sell our videoscopes to its end customers;
●	obtaining additional regulatory approvals or clearances for new components or systems in a timely manner;
●	the relative costs and reimbursement profile, and benefits of procedures using our videoscope system as compared to other procedures; and
●	the financial or other benefits gained by doctors that use our videoscopes with our EndoSheath disposables.

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

Our stock price is volatile, and you may not be able to sell your shares for a profit

The trading price of our common stock is highly volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

●	actual or anticipated variations in operating results;
●	conditions or trends in the medical device market;
●	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors;
●	technological innovations, new products or services;
●	addition or departures of key personnel;
●	actual or expected sales of a large number of shares of our common stock;
●	adverse litigation;
●	unfavorable legislative or regulatory decisions;
●	variations in interest rates;
●	general market conditions;
●	availability of components on acceptable terms;
●	availability of distributor arrangements on favorable terms; and
●	any of the other factors described in these “Risk Factors”.

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

The effects of the ongoing global economic slowdown may impact our business, operating results or financial condition

The ongoing global economic slowdown has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. We believe these macroeconomic developments may negatively affect our business, operating results or financial condition in a number of ways.

For example, current or potential customers may be unable to fund endoscope and EndoSheath disposable purchases, which could cause them to delay, decrease, or cancel purchases of our products and services, or to not pay us or to delay paying us for previously purchased products. As a result, we may require more customers to purchase our products and services on a cash basis. In addition, any material adverse condition occurring with a supplier or distributor, including Stryker, would have a material adverse effect on our business.

Rapid growth and a rapidly changing operating environment may strain our limited resources

Our growth strategy includes our efforts to increase our marketing and sales efforts to build our revenues and brand, develop new products, and increase market penetration of our videoscopes. This growth strategy requires significant capital resources, and we may not generate an adequate return on our investment. Our growth may involve the acquisition of new technologies, businesses, products or services, or the creation of strategic alliances. This could require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. We may also experience difficulties integrating any acquired businesses, products or services into our existing business and operations. The success of our growth strategy also depends in part on our ability to utilize our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success of our growth strategy depends on a number of internal and external factors, such as:

●	the growth of our addressable market for medical devices and supplies;
●	availability of capital;
●	the availability and levels of reimbursement by third-party payors to physicians for each of our medical products;
●	ability to maintain patents and other proprietary rights;
●	the effectiveness of our direct sales force in the U.S.;
●	our ability to simultaneously develop and enhance a new line of fiber-based scopes and expand our videoscope family;
●	increased customer awareness and acceptance of our products;
●	continued enhancement of our research and development capabilities;
●	competition from other manufacturers of similar devices; and
●	competition from other companies that offer these products.

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

Our inability to continue to hire and retain key employees could have a negative impact on our future operating results

Our success depends on the services of our senior management team and other key employees in our research and development, manufacturing, operations, accounting, and sales and marketing departments. If we are unable to recruit, hire, develop and retain a talented, competitive work-force, we may not be able to meet our strategic business objectives. In May 2013, Cynthia F. Ansari resigned as our Chief Executive Officer and President and Keith J.C. Darragh resigned as our Vice President, Finance and Principal Financial Officer and Principal Accounting Officer. While we have appointed Howard I. Zauberman as our Interim Chief Executive Officer and have commenced a search for a Chief Executive Officer and a Vice President, Finance, we can provide no assurance that we will be successful in our efforts to attract talented individuals to these important roles. Our failure to successfully recruit for these key positions could have a material adverse effect on our business and prospects.

Our medical products and manufacturing practices are subject to regulation by the FDA and by other state and foreign regulatory agencies

Our medical products are subject to extensive regulation in the U.S. and in the foreign countries where we do business. There can be no assurance that the required regulatory clearances will be obtained, and those obtained may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make our regulatory compliance more difficult in the future. The failure to obtain required regulatory clearances or to comply with applicable regulations may result in fines, delays, suspensions of clearances, seizures, recalls of products, operating restrictions or criminal prosecutions, and could have a material adverse effect on our operations.

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

If we do not continue to develop and commercialize new products and identify new markets for our products and technologies we may not remain competitive, and our revenues and operating results could suffer

Our industry is subject to continuous technological development and product innovation. If we do not continue to innovate in developing new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing new and innovative applications of our technology and identifying new markets for and applications of existing products and technology. While we have reduced our research and development expenditures in an effort to focus our resources on marketing and selling our existing lines of products, if we are unable to continue to develop and commercialize new products and identify new markets for our products and technology, our products and technology could become obsolete and our revenues and operating results could be adversely affected.

We have spent a significant amount of time and resources on research and development projects, in an effort to develop and validate new and innovative products. While we believe that these projects will result in the manufacturing of new products and will create additional future sales, many factors including development delays, regulatory delays, safety concerns or patent disputes could prevent or delay the introduction or marketing of new products. Unanticipated issues may arise in connection with current and future clinical studies which could delay or terminate a product’s development prior to regulatory approval. We may also experience an unfavorable impact on our operating results if we are unable to capitalize on those efforts by attaining on a timely basis the proper FDA approval or other foreign regulatory approvals or to successfully market new products, including the new family of videoscope products or other flexible endoscope products.

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

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, an increase in our insurance rates, and damage to our reputation, regardless of their merit

The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance and believe that our level of coverage is adequate, given our business, products, past sales levels, our anticipated sales levels for fiscal 2014 and our claims experience. We evaluate annually the adequacy of the coverage of all our insurance policies and adjust our coverage accordingly. There can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

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

Net sales to customers outside of the U.S. were approximately $5.0 million and $5.3 million for fiscal years 2013 and 2012, respectively, representing 33% and 32% of total net sales, respectively.

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

Conditions in Israel affect our operations and may limit our ability to produce and sell our products

Currently, we use subcontractors in Israel to develop and produce some of our components and parts, the most material of which is Applitec Ltd., for parts of our videoscopes and video processors. Therefore, political, economic and military conditions in Israel have a direct influence on us. Our operations could be adversely affected by current hostilities involving Israel and the Hamas, a U.S. State Department-designated foreign terrorist organization. The interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from our Israeli subcontractors to us. Any hostilities related to Israel could have a material adverse effect on our business and on our share price.

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

We are exposed to credit risk of some of our customers

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the U.S. (except for the 45 day terms with Stryker) and, because of local customs or conditions, longer in some markets outside the U.S. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements, which we refer to leasing companies unrelated to us.

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

Our industrial segment’s financial performance is substantially dependent on the conditions of the commercial aviation industry

The results of our industrial segment, which generated approximately 24% of our net sales in fiscal 2013, are influenced by a number of external factors including general economic conditions in the U.S. and internationally, and are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature, and airlines’ financial performance can also be influenced by production and utilization of transport equipment.

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

Our officers and directors have the ability to exercise significant control over the Company

Our officers and directors own an aggregate of approximately 38% of our outstanding common stock. As a result, our officers and directors exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

Our common stock is thinly traded, so you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock is thinly traded, meaning there has been a low volume of buyers and sellers of the shares. Although we continue to undertake efforts to develop our market recognition and support for our shares of common stock in the public market, the price and volume for our common stock cannot be assured. The number of persons interested in purchasing our common stock at or near “ask” prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we capture the attention of these persons, they may be risk-averse and would be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as our share price and volume becomes more viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer with a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy 20,500 square feet in our facility in Orangeburg under a lease that expires in August 2015. Our Natick facility occupies 9,835 square feet under a lease that expires in June 2014.

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

Item 3. Legal Proceedings

As of March 31, 2013, we had no material legal proceedings to which we, or any of our subsidiaries, are a party or to which any of our properties are subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “VSCI.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock:

Fiscal Year Ended March 31, 2013	High	Low
1st Quarter	$1.75	$1.19
2nd Quarter	1.70	1.17
3rd Quarter	1.36	0.91
4th Quarter	1.20	0.94

Fiscal Year Ended March 31, 2012	High	Low
1st Quarter	$3.00	$1.96
2nd Quarter	2.68	1.60
3rd Quarter	2.49	1.61
4th Quarter	2.16	1.59

As of June 21, 2013, we had 46,249,242 outstanding shares of common stock held by approximately 161 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2013:

	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (A))
Equity compensation plans approved by security holders	5,902,652	(i)	$2.09	1,758,369	(ii)
Equity compensation plans not approved by security holders	-		-	-
Total	5,902,652		$2.09	1,758,369

i.

Does not include awards covering 1,880,620 stock warrants that are outstanding as of March 31, 2013. Shares issuable under the 2007 Stock Incentive Plan may also be issued in the form of restricted shares, stock appreciation rights, performance shares, or other equity-based awards.

ii.

Includes any shares of common stock or stock option that would be issuable pursuant to the 2003 Director Option Plan and restricted shares, stock appreciation rights, performance shares, or other equity-based awards that are issuable under the 2007 Stock Incentive plan.

Sales of Unregistered Securities

On September 30, 2011, in connection with the amended revolving loan agreement entered into with Lewis C. Pell, our Chairman, Mr. Pell received a warrant to purchase an aggregate of 1,229,105 shares of our common stock at an exercise price of $2.034 per share (the “New Warrant”).  The New Warrant vested immediately upon issuance and expires on the later of the fifth anniversary of the New Warrant or one year after the termination of the Loan Agreement and repayment of all amounts due and payable thereunder. As part of the Original Agreement, Mr. Pell received warrants to purchase up to 272,727 shares of our common stock at an exercise price of $1.375 per share and up to 378,788 shares of our common stock at an exercise price of $1.65 per share. Such warrants were issued to Mr. Pell in a transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) under the Securities Act.

Other than as provided above, within the past two fiscal years we did not sell any securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2013. We have historically purchased shares from management employees to cover income tax withholdings as result of the lapsing of restrictions on restricted stock awards. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during fiscal 2014.

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

Medical Business Segment

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our flexible fiber and video endoscopes and our EndoSheath technology, for a variety of specialties and markets. Our proprietary reusable flexible endoscope is combined with a single-use, sterile protective EndoSheath disposable that is placed over the patient contact area of the scope. Our “always sterile” EndoSheath technology reduces the risks of cross-contamination associated with the reuse (or “reprocessing”) of conventional endoscopes, which are difficult, costly, and time-consuming to clean and disinfect or sterilize.

In November 2012, the ECRI Institute listed cross-contamination from flexible endoscopes as the fourth most dangerous hazard on its list of the top-ten health technology hazards for 2012. The use of our EndoSheath technology allows healthcare providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the U.S. Food and Drug Administration (the “FDA”) for conventional endoscopes. The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings. With our EndoSheath technology we are able to reduce the steps needed to reprocess flexible endoscopes from approximately 27 to three, thereby lowering costs and saving time. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

We target six market spaces for our endoscopes and our EndoSheath technology:

●

Urology – we supply our cystoscopes, ureteroscopes, and EndoSheath technology to the Endoscopy Division of Stryker Corporation (“Stryker”) in North and Latin America, South America, China and Japan. Although Stryker was to receive the exclusive rights for the rest of the world in April 2012, we reached an agreement with Stryker to delay this launch indefinitely. Until we agree with Stryker on the date of such launch, we will continue to manufacture and sell our cystoscopes and EndoSheath technology to our independent distributors for sale in the rest of the world.

●

Critical Care / Pulmonology – we manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians.

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

●	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT endoscopes to ENT physicians.
●	Spine – we supply our flexible video surgical endoscope systems to SpineView, Inc. for use with SpineView’s space creator product.

We believe our technology delivers significant value to our customers – doctors, clinics, and hospitals – through reduced capital, lower staff and service costs, and increased patient throughput, practice revenue, and profitability. Our goal is to become a customer-centric organization with a focus on enhancing stockholder value. We are doing this by:

●	Increasing the size and capabilities of our sales force in the U.S. by adding proven medical-surgical device sales professionals in promising territories;
●	Targeting acute care facilities and office-based clinics that recognize patient safety and the patient experience as a primary value position;
●	Capitalizing on our extensive and relevant library of published clinical studies on the efficacy and safety of our EndoSheath technology; and
●	Enhancing our professional educational programs to enable healthcare professionals to teach other healthcare professionals about our EndoSheath technology.

Recent Medical Business Product Launches

In December 2012, we began to exclusively supply to Stryker our first charge-coupled device (CCD) based flexible ureteroscope. This ureteroscope expands our new 7000 Series video endoscopy platform and is the smallest CCD-based video endoscope in the marketplace today. Ureteroscopes are used for diagnostic and therapeutic procedures in the ureter and the kidney, typically performed in a hospital operating room setting.

We also launched our next-generation digital video processor, the DPU-7000. This integrated visualization endoscopy platform is a high-performance, efficient, and easy-to-use system designed to provide expanded benefits across a broader spectrum of users. The DPU-7000 is the first all-in-one endoscopy platform to include audio, video, archiving, and workflow enhancements in a single standalone unit. It is fully compatible with our 5000 Series line of endoscopes that utilize our EndoSheath technology.

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

Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. We were the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, saving our customers significant expense and delay.

Financing Arrangements

Long-Term Debt – Related Party

On September 19, 2012 (the “Effective Date”), we entered into a new $20.0 million convertible promissory note (the “Replacement Note”) with our chairman, Lewis C. Pell (the “Lender”). The Replacement Note consolidates and restructures the $15.0 million in aggregate borrowings collectively outstanding under the Original Agreement (as defined below) and the Supplemental Note (as defined below) and provides for an additional $5.0 million available to us (of which $2.0 million has been drawn as of March 31, 2013), for an aggregate of up to $20.0 million. We also terminated the letter agreement dated August 14, 2012, pursuant to which Mr. Pell had agreed to provide financial assistance to us in the amount of up to $3.0 million.

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

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing price of our common stock on the Effective Date.

The Replacement Note replaces the original loan agreement between us and Mr. Pell dated September 30, 2011 (the “Original Agreement”) pursuant to which we borrowed $10.0 million, and the promissory note dated July 25, 2012 (the “Supplemental Note”) pursuant to which we borrowed $5.0 million. The amounts borrowed against the Original Agreement and Supplemental Note accrued interest at an annual rate of 7.5%. Mr. Pell also had received an availability fee equal to an annual rate of 0.5% on the difference between the average annual principal amount of the outstanding balance under the Original Agreement and the maximum amount of $10.0 million.

At March 31, 2013, we had $17.0 million in outstanding borrowings and $3.0 million available under the Replacement Note. The outstanding balance is reflected as convertible debt – related party on our consolidated balance sheet. See Subsequent Event section below.

Equity Purchase Agreement

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. This total maximum amount of $15 million would increase to $21 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75 million during the 36-month term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations (market price of our common stock and LPC’s ownership limit) and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, Mr. Pell waived the repayment requirement under the Loan Agreement. On July 26, 2012, we amended the Purchase Agreement with LPC to, among other things, create a threshold price of $3.00 for the sale of our common stock to LPC, as calculated pursuant to the formula provided in the Purchase Agreement.

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

Subsequent Event

Pursuant to a letter agreement dated June 21, 2013, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2014 or (ii) our raising debt or equity capital in the amount of $5.0 million or more.  This financial assistance, if drawn by us, would be on the same terms as our existing convertible debt with Mr. Pell. We expect that our cash at March 31, 2013, together with the $3 million of capital available under a convertible note dated September 19, 2012 and $5.0 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated June 21, 2013 from Lewis C. Pell, our Chairman (see Note 13. Subsequent Event for additional information), should be sufficient to fund our operations through at least March 31, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to reduce our expenses and/or secure additional funding to support our operational needs in the future, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions for companies of our size. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public or private financing, issuances of equity or debt, sale or partnering of one or more of our assets or other strategic initiatives. Any public or private financings involving issuances of common stock or other classes of our equity would likely dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we may be less likely to develop and market products successfully, which would have a material adverse impact on our prospects and financial condition. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

For products sold to Stryker we recognize revenue in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to its end customers, based upon reports received from Stryker monthly. There is no minimum amount of scopes and EndoSheath products that Stryker is required to purchase from us.

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

Warranty Obligations

We provide for the estimated cost of warranties at the time the related revenue is recognized based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Warranty expense is recorded in cost of sales in our consolidated statement of operations.

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

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. We have elected to treat interest and penalties, to the extent they arise, as a component of selling, general, and administrative expenses in our consolidated statement of operations.

Results of Operations (Dollars in thousands, except per share amounts)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories that can be sold to more than one market. Net sales by operating segment and by market/category for fiscal years 2013 and 2012 were as follows:

	Fiscal Year Ended March 31,
Market/Category	2013	2012	Change
Urology	$5,439	$7,167	-24%
ENT	1,896	1,922	-1%
Surgery / GI	1,019	952	7%
Critical Care / Pulmonology	789	895	-12%
Spine	440	837	-47%
Repairs, peripherals, and accessories	2,047	1,962	4%
Total medical sales	$11,630	$13,735	-15%
Borescopes	2,745	2,204	25%
Repairs	912	747	22%
Total industrial sales	$3,657	$2,951	24%
Net sales	$15,287	$16,686	-8%

Net sales decreased $1.4 million, or 8%, in fiscal 2013 to $15.3 million compared to $16.7 million in fiscal 2012. During fiscal 2013, our medical segment’s net sales of $11.6 million decreased by $2.1 million, or 15%, primarily attributable to lower sales of our endoscopes and EndoSheath disposables to Stryker in the urology market ($1.2 million). Our industrial segment’s net sales of $3.7 million increased by $0.7 million, or 24%, primarily attributable to higher demand for our 2.0 mm video-based borescopes, engine turning tools, and custom blending scopes. Although we achieved growth in fiscal 2013 in our industrial segment, we expect future industrial sales to remain relatively flat given the maturity of our products.

The following table summarizes net sales by market/category and by product for our medical operating segment for fiscal years 2013 and 2012:

	Fiscal Year Ended March 31, 2013			Fiscal Year Ended March 31, 2012
Market/Category	U.S.	International	Total	U.S.	International	Total
Urology
Endoscopes	$1,883	$642	$2,525	$2,737	$1,226	$3,963
EndoSheath disposables	973	1,941	2,914	1,489	1,715	3,204
Total urology market	2,856	2,583	5,439	4,226	2,941	7,167

ENT
Endoscopes	1,334	562	1,896	1,478	444	1,922

Surgery / GI
Endoscopes	804	67	871	823	36	859
EndoSheath disposables	145	3	148	91	2	93
Total surgery / GI markets	949	70	1,019	914	38	952

Critical Care / Pulmonology
Endoscopes	277	369	646	482	272	754
EndoSheath disposables	34	109	143	27	114	141
Total critical care / pulmonology markets	311	478	789	509	386	895

Spine
Endoscopes	440	-	440	837	-	837

Repairs, peripherals, and accessories	1,377	670	2,047	1,306	656	1,962
Total medical sales	$7,267	$4,363	$11,630	$9,270	$4,465	$13,735

Product
Endoscopes	$4,738	$1,640	$6,378	$6,357	$1,978	$8,335
EndoSheath disposables	1,152	2,053	3,205	1,607	1,831	3,438
Repairs, peripherals, and accessories	1,377	670	2,047	1,306	656	1,962
Total medical sales	$7,267	$4,363	$11,630	$9,270	$4,465	$13,735

Net sales to the urology market in fiscal 2013 decreased by $1.7 million, or 24%, as compared to fiscal 2012. The year-over-year decline was primarily attributable to the lower sales of our cystoscopes and related EndoSheath technology products to Stryker stemming from initial stocking of product in fiscal 2012 to support their April 2011 launch efforts. Net sales to Stryker were down $1.2 million, or 29%, in fiscal 2013.

Net sales to the ENT market in fiscal 2013 decreased by $26 thousand, or 1%, as compared to fiscal 2012. The nominal decrease was primarily attributable to lower sales of our ENT fiberscopes in the U.S. as our domestic sales force concentrated their selling efforts in the surgical and critical care markets ($229 thousand). Partially offsetting this decline was growth of our ENT fiberscopes in the international markets ($195 thousand), primarily Israel.

Net sales to the surgery and GI markets in fiscal 2013 increased by $67 thousand, or 7%, as compared to fiscal 2012. An increase in demand for our EndoSheath technology contributed to the year-over-year growth ($55 thousand). Our effort to drive awareness of the efficacy and safety of our EndoSheath technology and increase utilization resulted in the 49% unit volume increase in fiscal 2013.

Net sales to the pulmonology and critical care markets in fiscal 2013 decreased by $0.1 million, or 12%, as compared to fiscal 2012. The year-over-year decline was primarily attributable to lower sales of our video platform (video-based bronchoscope and digital processing unit) in the U.S. ($0.2 million), partially offset by higher demand for our video-based bronchoscopes in the international markets, primarily Italy and Switzerland ($0.1 million). Our focus remains on increasing our installed base in the U.S. to drive further adoption of our EndoSheath technology.

Net sales to SpineView in fiscal 2013 decreased by $0.4 million, or 47%, as compared to fiscal 2012. We fulfilled the remaining balance of the initial stocking order of fifty (50) 2.0mm video-based surgical endoscope systems in the second quarter of fiscal 2013. In December 2012, SpineView received 510(k) clearance from the Food and Drug Administration (“FDA”) to use our system for spine applications. With this clearance and the units supplied from the initial stocking order, SpineView has been conducting clinical preference trials for minimally invasive spine surgeries.

Net sales of all repairs, peripherals, and accessories in fiscal 2013 increased by $85 thousand, or 4%, as compared to fiscal 2012. The year-over-year growth was primarily attributable to an increase in our repairs business, which increased 12% in fiscal 2013.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for fiscal years 2013 and 2012 was as follows:

	Fiscal Year Ended March 31,
Gross Profit	2013	2012	Change
Medical	$3,102	$4,064	-24%
As percentage of net sales	27%	30%	-3%
Industrial	1,240	1,021	21%
As percentage of net sales	34%	35%	-1%
Gross profit	$4,342	$5,085	-15%
Gross margin percentage	28%	30%	-2%

The gross margin percentage was 28% in fiscal 2013 compared to 30% in fiscal 2012. The year-over-year decline was primarily attributable to a reduction in the allocation of manufacturing expenses to support research and development activities (gross margin percentage point impact of 3% in fiscal 2013). We successfully completed and launched several new products in fiscal 2013, including our next generation digital processing unit, the DPU-7000, and the flexible ureteroscope for Stryker.

Operating Expenses (Selling, General, and Administrative (“SG&A”) and Research and Development (“R&D”)

Operating expenses by operating segment for fiscal years 2013 and 2012 were as follows:

	Fiscal Year Ended March 31,
Operating Expenses	2013	2012	Change
SG&A expenses
Medical	$9,663	$10,777	-10%
Industrial	1,336	1,268	5%
Total SG&A expenses	10,999	12,045	-9%
R&D expenses
Medical	1,820	3,155	-42%
Industrial	-	-	-
Total R&D expenses	1,820	3,155	-42%
Total operating expenses	$12,819	$15,200	-16%

SG&A Expenses

SG&A expenses were $11.0 million in fiscal 2013 representing a decrease of $1.0 million, or 9%, as compared to fiscal 2012. The decrease was primarily attributable to lower stock-based compensation expense ($0.5 million), lower vacation pay expense ($0.3 million), and a reduction in trade show and convention costs as we targeted those events that are most relevant to our business in fiscal 2013.

R&D Expenses

R&D expenses were $1.8 million in fiscal 2013 representing a decrease of $1.3 million, or 42%, as compared to fiscal 2012. The year-over-year decline was primarily attributable to lower product development costs associated with the products noted in the gross profit discussion above as we shifted from the development stage to the product launch phase ($0.7 million) and a reduction in manufacturing efforts to support such development activities ($0.5 million).

Other (Expense) Income

Other (expense) income for fiscal years 2013 and 2012 was as follows:

	Fiscal Year Ended March 31,
Other (Expense) Income	2013	2012	Change
Interest income	$4	$9	-56%
Interest expense	(503)	(489)	3%
Debt cost expense	(272)	(372)	-27%
Loss on extinguishment of debt	(1,244)	-	n/m*
Other, net	(53)	(48)	10%
Other expense	$(2,068)	$(900)	130%

* not meaningful

Other expense was $2.1 million in fiscal 2013 representing an increase of $1.2 million, or 130%, as compared to fiscal 2012. In connection with the termination of the previous debt arrangements with our Chairman, we wrote-off the remaining deferred debt cost balance of $1.2 million at September 19, 2012 and classified the transaction as a loss on the extinguishment of debt.

Liquidity and Capital Resources

The following table summarizes selected financial information and statistics as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Cash and cash equivalents	$788	$2,674
Accounts receivable, net	$3,624	$2,132
Inventories, net	$5,158	$3,970
Working capital	$6,957	$6,022

We consider our cash and cash equivalents, together with capital available to us under from Lewis C. Pell (as described in “Outlook” below), to be our principal sources of liquidity. Cash and cash equivalents at March 31, 2013 were $0.8 million compared to $2.7 million at March 31, 2012. Working capital was $7.0 million at the end of fiscal 2013 compared to $6.0 million at the end of fiscal 2012. The increase in working capital was primarily attributable to higher accounts receivable and inventories. We utilized some of the cash raised from the issuance of convertible debt to build inventory to support our sales backlog of $1.7 million at March 31, 2013.

In fiscal 2013, we used $9.6 million of net cash in our operating activities compared to $11.6 million in fiscal 2012. The year-over-year decline was primarily attributable to the realization of cash receipts from customers that had advanced us money during fiscal 2011. In fiscal 2012, we were fulfilling orders to complete the advances from Stryker and SpineView and did not receive any cash payments for these sales.

In fiscal 2013, we used $0.1 million of net cash from our investing activities compared to $0.2 million in fiscal 2012. The decrease was primarily attributable to lower capital expenditures during fiscal 2013.

In fiscal 2013, we provided $7.9 million of net cash from our financing activities compared to $5.3 million in fiscal 2012. The increase was primarily attributable to the net proceeds from the issuance of convertible debt (related party) and the sale of common stock to LPC during fiscal 2013.

Outlook

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of March 31, 2013, we had cash and cash equivalents totaling approximately $0.8 million. We expect that our cash at March 31, 2013, together with the $3 million of capital available under a convertible note dated September 19, 2012 and $5.0 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated June 21, 2013 from Lewis C. Pell, our Chairman (see Subsequent Event section below for additional information), should be sufficient to fund our operations through at least March 31, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to reduce our expenses and/or secure additional funding to support our operational needs in the future, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions for companies of our size. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public or private financing, issuances of equity or debt, sale or partnering of one or more of our assets or other strategic initiatives. Any public or private financings involving issuances of common stock or other classes of our equity would likely dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we may be less likely to develop and market products successfully, which would have a material adverse impact on our prospects and financial condition. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Contractual Obligations

Set forth below is a summary of our current obligations as of March 31, 2013 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years
Convertible debt—related party	$17,000	$-	$-	$17,000	$-
Office lease commitments	985	467	518	-	-
Capital lease obligations	104	82	22	-	-
Total contractual obligations	$18,089	$549	$540	$17,000	$-

Contractual commitments in the table above represent future cash obligations that are legally binding and enforceable under agreements with third parties. These amounts relate to future minimum payments under our convertible debt and operating and capital leases. The table summarizes our significant contractual commitments as of March 31, 2013 and the effects such commitments are expected to have on our liquidity and cash flows in future periods.

Off-Balance Sheet Arrangements

At March 31, 2013, we had no off-balance sheet arrangements.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Interim Chief Executive Officer (“Interim CEO”) and Principal Financial Officer (“PFO”), the effectiveness of the design and operation of our disclosure controls and procedures of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Interim CEO and the PFO concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States. Our management believes the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10-K.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorization of our management and our directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of such controls in future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company, this Annual Report on Form 10-K is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information required by this Item 10 with respect to our Directors is incorporated herein by reference to the information contained under the caption “Proposal 1: Election of Class I Directors” in our definitive proxy statement related to the 2013 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Executive Officers of the Company

The information concerning our executive officers required by this Item is provided under the caption “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item 10 concerning Section 16(a) beneficial ownership reporting compliance by our directors and executive officers is incorporated herein by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement related to the 2013 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Code of Ethics

The information required by this Item 10 concerning our code of ethics is incorporated herein by reference to the information contained under the caption “Board Structure and Governance —Code of Ethics” in our definitive proxy statement related to the 2013 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement related to the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement related to the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement related to the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountants Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement related to the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
3.1

Amended and Restated Certificate of Incorporation of Vision-Sciences, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on January 24, 2012).

3.2

Amended and Restated By-Laws of Vision-Sciences, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 30, 2011.)

*10.1	2003 Director Option Plan, as amended (Incorporated by reference to the Registration Statement on Form S-8 filed on October 10, 2008).
*10.2	2000 Stock Incentive Plan (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000).
*10.3	2007 Stock Incentive Plan, as amended (Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A).
10.4	Separation Agreement between the Company and Ron Hadani dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).
10.5	License Agreement between Vision-Sciences, Inc. and Advanced Polymers, Inc. dated June 10, 1993 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

10.6

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

10.9	Lease Agreement between Vision-Sciences, Inc. and 30 Ramland Road LLC dated as of March 23, 2000 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000).
10.10

License Agreement between Vision-Sciences, Inc. and Medtronic Xomed, Inc. dated March 26, 2007 (Incorporated by reference to the Proxy Statement dated March 6, 2007 filed with the Securities and Exchange Commission on March 7, 2007 on Schedule 14A).

10.11

Third Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as December 26, 2006 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.12	Development and Supply Agreement between Vision-Sciences, Inc. and SpineView, Inc. dated June 19, 2008 (Incorporated by reference to the Current Report on Form 8-K filed on June 23, 2008).
*10.13	Employment Letter between Vision-Sciences, Inc. and Katherine L. Wolf dated September 16, 2008 (Incorporated by reference to the Current Report on Form 8-K filed on September 16, 2008).
*10.14	Consulting Agreement between Vision-Sciences, Inc. and Warren Bielke dated April 7, 2009 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009).
10.15

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

10.17	Common Stock Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.18	Form of Common Stock Purchase Agreement dated January 18, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011).
**10.19	Supply Agreement between Vision-Sciences, Inc. and Stryker Corporation dated September 22, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2010).
10.20	Purchase Agreement between Vision-Sciences, Inc. and Lincoln Park Capital Fund, LLC dated April 27, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012).
10.21	Common Stock Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on October 4, 2012).
10.22	Amendment to Separation Agreement between the Company and Ron Hadani dated March 14, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012).
10.23

Promissory Note between Vision-Sciences, Inc. and Lewis C. Pell dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 14, 2012).

10.24

Letter Agreement between Vision-Sciences, Inc. and Lewis C. Pell dated August 14, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 14, 2012).

10.25

Waiver from Lewis C. Pell under the Revolving Loan Agreement dated April 27, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 14, 2012).

10.26

Convertible Promissory Note made by Vision-Sciences, Inc. in favor of Lewis C. Pell, dated as of September 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2012).

*10.27

Employment Letter dated August 4, 2009 between the Company and Keith Darragh (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2012 as filed with the SEC on November 5, 2012).

*10.28

Amended Employment Letter dated August 28, 2012 between the Company and Keith Darragh (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2012 as filed with the SEC on November 5, 2012).

*10.29

Separation and Release Agreement dated August 28, 2012 between the Company and Katherine Wolf (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2012 as filed with the SEC on November 5, 2012).

#10.30	Letter Agreement date June 21, 2013 between Company and Lewis C. Pell.
21.1	Subsidiaries of the Company
23.1	Consent of EisnerAmper, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance
***101.SCH	XBRL Taxonomy Extension Schema
***101.CAL	XBRL Taxonomy Extension Calculation
***101.DEF	XBRL Taxonomy Extension Definition
***101.LAB	XBRL Taxonomy Extension Labels
***101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.
***

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.
Date: June 24, 2013	By:	/s/ Lewis C. Pell Lewis C. Pell Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis C. Pell	Chairman of the Board of Directors (Principal Executive Officer)	June 24, 2013
Lewis C. Pell

/s/ Keith J.C. Darragh	Interim Principal Financial and Accounting Officer	June 24, 2013
Keith J.C. Darragh

	Director	June 24, 2013
Cynthia F. Ansari

/s/ David W. Anderson	Director	June 24, 2013
David W. Anderson

/s/ Warren Bielke	Director	June 24, 2013
Warren Bielke

/s/ Lothar Koob	Director	June 24, 2013
Lothar Koob

/s/ Katsumi Oneda	Director	June 24, 2013
Katsumi Oneda

/s/ Cheryl Pegus	Director	June 24, 2013
Cheryl Pegus

/s/ Bruce Polsky	Director	June 24, 2013
Bruce Polsky

/s/ John J. Rydzewski	Director	June 24, 2013
John J. Rydzewski

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vision-Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries as of March 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey

June 24, 2013

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2013	2012

Net sales	$15,287	$16,686
Cost of sales	10,945	11,601
Gross profit	4,342	5,085

Selling, general, and administrative expenses	10,999	12,045
Research and development expenses	1,820	3,155
Operating loss	(8,477)	(10,115)

Interest income	4	9
Interest expense	(503)	(489)
Debt cost expense	(272)	(372)
Loss on extinguishment of debt	(1,244)	-
Other, net	(53)	(48)
Loss before provision for income taxes	(10,545)	(11,015)

Income tax provision	12	1
Net loss	$(10,557)	$(11,016)

Net loss per common share - basic and diluted	$(0.23)	$(0.25)

Weighted average shares used in computing net loss per common share - basic and diluted	45,945	44,246

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$788	$2,674
Accounts receivable, less allowances of $113 and $58, respectively	3,624	2,132
Inventories, net	5,158	3,970
Prepaid expenses and other current assets	276	197
Total current assets	9,846	8,973

Machinery and equipment	3,489	3,516
Demo equipment	1,101	1,070
Furniture and fixtures	225	224
Leasehold improvements	372	372
Property and equipment, at cost	5,187	5,182
Less—accumulated depreciation and amortization	3,733	3,149
Total property and equipment, net	1,454	2,033
Other assets, net	77	77
Deferred debt cost, net	-	1,516
Total assets	$11,377	$12,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,300	$587
Accrued expenses	728	944
Accrued compensation	656	657
Deferred revenue	130	135
Capital lease obligations	75	91
Advances from customers	-	537
Total current liabilities	2,889	2,951

Convertible debt—related party	17,000	-
Line of credit—related party	-	10,000
Deferred revenue, net of current portion	62	-
Capital lease obligations, net of current portion	22	97
Total liabilities	19,973	13,048

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares;issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued— 46,249 shares and 45,396 shares, respectively	463	454
Additional paid-in capital	100,819	98,382
Treasury stock at cost, 34 shares and 7 shares of common stock, respectively	(50)	(14)
Accumulated deficit	(109,828)	(99,271)
Total stockholders’ deficit	(8,596)	(449)
Total liabilities and stockholders’ deficit	$11,377	$12,599

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Common Stock		Additional	Treasury Stock			Total Stockholders’
	Number	$0.01	Paid-in	Number		Accumulated	Equity
	of Shares	Par Value	Capital	of Shares	Cost	Deficit	(Deficit)
Balance at March 31, 2011	44,025	$440	$94,339	-	$-	$(88,255)	$6,524
Exercise of stock options	348	4	424	-	-	-	428
Cashless exercise of stock options	706	7	(7)	-	-	-	-
Issuance of stock warrants to lender—related party	-	-	1,611	-	-	-	1,611
Issuance of restricted stock awards	406	4	(4)	-	-	-	-
Cancellation of restricted stock awards	(89)	(1)	1	-	-	-	-
Common stock repurchased	-	-	-	7	(14)	-	(14)
Stock-based compensation expense	-	-	2,018	-	-	-	2,018
Net loss	-	-	-	-	-	(11,016)	(11,016)
Balance at March 31, 2012	45,396	454	98,382	7	(14)	(99,271)	(449)
Exercise of stock options	88	1	98	-	-	-	99
Issuance of restricted stock awards	40	-	-	-	-	-	-
Cancellation of restricted stock awards	(50)	-	-	-	-	-	-
Sale of common stock, net of fees of $122	600	6	872	-	-	-	878
Issuance of commitment shares	175	2	(2)	-	-	-	-
Common stock repurchased	-	-	-	27	(36)	-	(36)
Stock-based compensation expense	-	-	1,469	-	-	-	1,469
Net loss	-	-	-	-	-	(10,557)	(10,557)
Balance at March 31, 2013	46,249	$463	$100,819	34	$(50)	$(109,828)	$(8,596)

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,557)	$(11,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,469	2,018
Depreciation and amortization	795	832
Provision for (recovery of) bad debt expenses	5	(1)
Debt cost expense	272	372
Loss on extinguishment of debt	1,244	-
Loss on disposal of fixed assets	58	48
Changes in assets and liabilities:
Accounts receivable	(1,497)	(539)
Inventories	(1,372)	1,773
Prepaid expenses and other current assets	(79)	135
Other assets	-	(9)
Accounts payable	713	(334)
Accrued expenses	(216)	162
Accrued compensation	(1)	(49)
Deferred revenue	(86)	-
Advances from customers	(394)	(5,021)
Net cash used in operating activities	(9,646)	(11,629)
Cash flows from investing activities:
Purchases of property and equipment	(95)	(209)
Proceeds from disposal of fixed assets	5	10
Net cash used in investing activities	(90)	(199)
Cash flows from financing activities:
Proceeds from issuance of convertible debt—related party	2,000	-
Proceeds from promissory note—related party	5,000	-
Advance on line of credit—related party	-	5,000
Payment of costs related to line of credit—related party	-	(5)
Net proceeds from sale of common stock	878	-
Proceeds from exercise of stock options	99	428
Common stock repurchased	(36)	(14)
Payments of capital leases	(91)	(87)
Net cash provided by financing activities	7,850	5,322
Net decrease in cash and cash equivalents	(1,886)	(6,506)
Cash and cash equivalents at beginning of period	$2,674	$9,180
Cash and cash equivalents at end of period	$788	$2,674

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$592	$425
Income taxes	$17	$4

Non-cash financing activities:
Debt consolidation	$15,000	$-
Net transfers of inventory to fixed assets for use as demonstration equipment	$184	$353
Capital lease entered into for equipment purchase	$-	$135
Issuance of stock warrants with line of credit—related party	$-	$1,611

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, and general business operations. As of March 31, 2013, we had cash and cash equivalents totaling approximately $0.8 million. We expect that our cash at March 31, 2013, together with the $3 million of capital available under a convertible note dated September 19, 2012 and $5.0 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated June 21, 2013 from Lewis C. Pell, our Chairman (see Note 13. Subsequent Event for additional information), should be sufficient to fund our operations through at least March 31, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options, warrants, and convertible debt would be anti-dilutive. The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Convertible debt	14,166,667	-
Stock options	5,780,608	6,007,661
Warrants	1,880,620	1,880,620
Restricted stock	122,044	306,606
Total anti-dilutive securities	21,949,939	8,194,887

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

The following table summarizes net sales to our significant customers, which accounted for more than 10% of total segment net sales and total accounts receivable, net:

	Fiscal Year Ended March 31,
	2013	2012
Medical segment
Stryker	$3,052	$4,288
Percentage of total segment net sales	26%	31%
Percentage of total net sales	20%	26%
Percentage of total accounts receivable, net	41%	0%

Industrial segment
Pratt & Whitney, a division of United Technology Corporation	$944	$138
Percentage of total segment net sales	26%	5%
Percentage of total net sales	6%	1%
Percentage of accounts receivable, net	2%	2%

Cash and Cash Equivalents

We classify investments with original maturities of 90 days or less, consisting of certificates of deposits and a money market account at a bank, as cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at March 31, 2013 and 2012.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to report trade receivables at estimated net realizable value. We rely on prior experience to estimate cash that ultimately will be collected from the gross receivables balance at period-end. We maintain a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. We also maintain an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. If cost exceeds market, inventory is reported at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology, and other factors. We record a write-down for inventories of components that have become obsolete, slow moving, or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each fiscal quarter that considers multiple factors, including demand forecasts, product life cycle status, product development plans, and current sales levels. Inventories consist of the following:

	March 31,
	2013	2012
Raw materials	$4,352	$3,271
Work in process	427	432
Finished goods	379	267
Inventories, net	$5,158	$3,970

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components that are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

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

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the various assets, or for leasehold improvements, over the term of the lease, if shorter. The estimated useful lives for each major asset classification are as follows:

Asset Classification	Estimated Useful Life (years)
Machinery and equipment	7	-	15
Demo equipment		3
Furniture and fixtures		5
Leasehold improvements	lesser of lease period	or	10
Intangible assets	6	-	15

Depreciation and amortization expense was $795 thousand and $832 thousand in fiscal years 2013 and 2012, respectively.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Other Assets

Other assets consist primarily of deposits and patents. Patents are amortized on a straight-line basis over a period of up to 15 years. Our patents were fully amortized at March 31, 2012.

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We believe that the carrying value of these assets is fully realizable at March 31, 2013 and 2012.

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

The following table summarizes the components of gross and net deferred debt cost balances as of March 31, 2013 and 2012:

	March 31,
Deferred debt cost	2013	2012
Gross carrying amount	$2,060	$2,060
Accumulated amortization	(816)	(544)
Extinguishment of debt	(1,244)	-
Net carrying amount	$-	$1,516

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

The following table summarizes changes in our warranty reserve for fiscal years 2013 and 2012:

	March 31,
	2013	2012
Warranty reserve at April 1	$303	$106
Warranties accrued during the fiscal year	230	344
Warranties settled during the fiscal year	(253)	(147)
Warranty reserve at March 31	$280	$303

The warranty reserve at March 31, 2013 and 2012 is included in accrued expenses in our consolidated balance sheets.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 2. Employee Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the IRC. Participating U.S. employees may contribute up to 70% of their salary, but not more than statutory limits. We may, but are not obligated to, make a matching contribution up to a certain percentage of each employee’s contribution. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. We did not make any matching contributions in fiscal years 2013 and 2012.

Note 3. Segment Information

We design, develop, manufacture, and market products for endoscopy in two reportable segments, medical and industrial.

Management evaluates the revenue and profitability performance of each of our segments to make operating and strategic decisions. We have no intersegment revenue.

Fiscal Year Ended March 31,	Medical	Industrial	Adjustments*	Consolidated
2013
Net sales	$11,630	$3,657	$-	$15,287
Gross profit	3,102	1,240	-	4,342
Operating loss	(8,381)	(96)	-	(8,477)
Depreciation and amortization	772	23	-	795
Assets	11,833	1,466	(1,922)	11,377
Expenditures for fixed assets	95	-	-	95

2012
Net sales	$13,735	$2,951	$-	$16,686
Gross profit	4,064	1,021	-	5,085
Operating loss	(9,868)	(247)	-	(10,115)
Depreciation and amortization	789	43	-	832
Assets	13,140	1,413	(1,954)	12,599
Expenditures for fixed assets	209	-	-	209

	March 31,
*Adjustments	2013	2012
Intercompany eliminations	$(1,236)	$(1,268)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(1,922)	$(1,954)

The following table presents the reconciliation of loss before provision for income taxes:

	Fiscal Year Ended March 31,
	2013	2012
Operating loss	$(8,477)	$(10,115)
Interest expense, net	(499)	(480)
Debt cost expense	(272)	(372)
Loss on extinguishment of debt	(1,244)	-
Other, net	(53)	(48)
Loss before provision for income taxes	$(10,545)	$(11,015)

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table presents net sales based on the geographic location of the external customer. No individual foreign country accounted for more than 10% of our worldwide net sales in fiscal years 2013 and 2012.

	Fiscal Year Ended March 31,
	2013		2012
United States	$10,296	67%	$11,349	68%
Europe	3,527	23%	3,700	22%
Canada	471	3%	303	2%
Middle East and Africa	468	3%	371	2%
Asia and Australia	345	2%	885	5%
Central and South America	180	2%	78	1%
Net sales	$15,287	100%	$16,686	100%

Note 4. Income Taxes

We account for income taxes in accordance with ASC 740 (Topic 740, Income Taxes). ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our financial statements or tax returns. ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded in our consolidated financial statements for fiscal years 2013 and 2012.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for fiscal years 2013 and 2012. We have elected to treat interest and penalties, to the extent they arise, as a component of selling, general, and administrative expenses in our consolidated statement of operations.

In fiscal years 2013 and 2012, we recorded an income tax provision of approximately $12 thousand and $1 thousand, respectively, for minimum state taxes.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Fiscal Year Ended March 31,
	2013	2012

Federal statutory rate	-34%	-34%
State taxes, net of federal tax benefit	--%	3%
Permanent differences:
Incentive stock options	2%	2%
Effect of permanent differences	2%	2%
Increase in valuation allowance	32%	29%
Effective tax rate	--%	--%

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

As of March 31, 2013, we had approximately $66.1 million of federal net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2033, commencing in fiscal 2014. We had $2.4 million of federal net operating loss carryforwards expire in fiscal 2013. As of March 31, 2013, we had approximately $41.7 million of state net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2028, commencing in fiscal 2014. We had $7.9 million state net operating loss carryforwards expire in fiscal 2013. At March 31, 2013, we had approximately $19 thousand of capital loss carryforwards available to offset future capital gains. These capital loss carryforwards expire in fiscal 2015. The Internal Revenue Code (“IRC”) limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. We have not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership could limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

The tax effects of the major items recorded as deferred tax assets are as follows:

	March 31,
	2013	2012
Net operating loss carryforwards	$24,310	$21,942
Stock-based compensation	2,898	2,595
Nondeductible reserves	248	270
Depreciation and amortization	143	137
Capital loss carryforwards	7	373
Deferred debt cost	-	199
Other	352	312
Gross deferred tax asset	27,958	25,828
Valuation allowance	(27,958)	(25,828)
Net deferred tax asset	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by our historical results and restrictions on the usage of the net operating loss carryforwards. We increased the valuation allowance by $2.1 million in fiscal 2013 to account for the change in the gross deferred tax asset.

We file tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before our fiscal 2009 with exception of the net operating losses, for which the statute of limitations will expire the earlier of three years after the utilization or when expired. State jurisdictions that remain subject to examination range from our fiscal year 2010 to 2012.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 5. Accrued Expenses

The following table shows our consolidated financial statement details as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Warranty reserve	$280	$303
Accrued accounting fees	100	124
Accrued other	75	128
Accrued travel expenses	72	28
Interest payable—related party	70	158
Accrued accounts payable	63	137
Accrued legal fees	41	34
Sales tax payable	27	32
Accrued expenses	$728	$944

Note 6. Advances from Customers

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

We received advances from Stryker for future orders of our scopes and EndoSheath technology in September 2010 and March 2011 and from SpineView for the initial stocking order of 50 SpineView surgical endoscope systems in September 2010. All of the advances were fully utilized as of September 30, 2012. The following table summarizes the activity related to these and other customer advances related to service contracts for fiscal years 2013 and 2012:

Fiscal Year Ended March 31, 2013	Stryker	SpineView	Other	Total
Beginning balance at April 1	$117	$420	$135	$672
Additional advances received	-	-	8	8
Revenue recognized	(117)	(420)	-	(537)
Adjustments (1)	-	-	(143)	(143)
Ending balance at March 31	$-	$-	$-	$-

Fiscal Year Ended March 31, 2012	Stryker	SpineView	Other	Total
Beginning balance at April 1	$4,433	$1,255	$5	$5,693
Additional advances received	-	-	137	137
Revenue recognized	(4,288)	(837)	(7)	(5,132)
Sales tax	(28)	-	-	(28)
Adjustments	-	2	-	2
Ending balance at March 31	$117	$420	$135	$672

(1)	Amount reclassified to deferred revenue

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 7. Long-Term Debt – Related Party

On September 19, 2012 (the “Effective Date”), we entered into a new $20.0 million revolving convertible promissory note (the “Replacement Note”) with our chairman, Lewis C. Pell (the “Lender”). The Replacement Note consolidated and restructured the $15.0 million in aggregate borrowings collectively outstanding under the Original Agreement (as defined below) and the Supplemental Note (as defined below) and provided for an additional $5.0 million available to us (of which $2.0 million has been drawn as of March 31, 2013). As we draw upon the remaining $3.0 million, a beneficial conversion feature will be recorded if the market price of our common stock increases after the Effective Date. We also terminated the letter agreement dated August 14, 2012, pursuant to which Mr. Pell had agreed to provide financial assistance to us in the amount of up to $3.0 million.

The Replacement Note accrues annual interest, payable annually, at the rate of 0.84%. The Replacement Note must be repaid in full on or before its fifth anniversary (the “Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the Replacement Note upon an event of default, as defined in the Replacement Note.

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing price of our common stock on the Effective Date.

The Replacement Note replaces the original loan agreement between us and Mr. Pell dated September 30, 2011 (the “Original Agreement”) pursuant to which we borrowed $10.0 million, and the promissory note of $5.0 million dated July 25, 2012 (the “Supplemental Note”) pursuant to which we borrowed $5.0 million. The amounts borrowed against the Original Agreement and Supplemental Note accrued interest at an annual rate of 7.5%. Mr. Pell also had received an availability fee equal to an annual rate of 0.5% on the difference between the average annual principal amount of the outstanding balance under the Original Agreement and the maximum amount of $10.0 million.

In connection with the Original Agreement, Mr. Pell received warrants to purchase an aggregate of 1,880,620 shares of our common stock at a weighted average exercise price of $1.86 per share. All of the warrants are vested and outstanding as of March 31, 2013 and expire on September 30, 2016.

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

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for fiscal years 2013 and 2012 were recorded in our consolidated statement of operations as follows:

	Fiscal Year Ended March 31,
	2013	2012
Debt cost expense (1)	$272	$372
Interest expense	488	470

(1)	Expense through September 19, 2012.

At March 31, 2013, we had $17.0 million in outstanding borrowings under the Replacement Note, which is reflected as convertible debt – related party on our consolidated balance sheet. We had $70 thousand in accrued interest related to the Replacement Note, which is included in accrued expenses on our consolidated balance sheet at March 31, 2013.

Note 8. Commitments and Contingencies

Leases

We rent our facilities in Orangeburg, NY (“Orangeburg”) and Natick, MA (“Natick”) from non-related parties. We occupy 20,500 square feet in our facility in Orangeburg under a lease, amended in April 2009, which expires in August 2015. Our Natick facility occupies 9,835 square feet under a lease, amended in April 2012, which expires in June 2014. We also lease some office and production equipment under leases that expire in August 2014.

The following table summarizes the future minimum lease commitments under all operating and capital leases as of March 31, 2013:

Fiscal Year Ending March 31,	Office Lease Commitments	Capital Lease Obligations
2014	$467	$82
2015	375	22
2016	143	-
2017	-	-
Total future minimum lease payments	$985	104
Less—amount representing interest		(7)
Present value of future payments		$97

Total rent expense was approximately $496 thousand and $462 thousand in fiscal years 2013 and 2012, respectively. Certain of our leases contain purchase and/or renewal options.

Litigation

As of March 31, 2013, we had no material legal proceedings to which we, or any of our subsidiaries, are a party or to which any of our properties are subject.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 9. Common Stock

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15.0 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. This total maximum amount of $15.0 million would increase to $21.0 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75.0 million during the three-year term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations (market price of our common stock and LPC’s ownership limit) and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, Mr. Pell waived the repayment requirement under the Loan Agreement. On July 26, 2012, we amended the Purchase Agreement with LPC to, among other things, create a threshold price of $3.00 for the sale of our common stock to LPC, as calculated pursuant to the formula provided in the Purchase Agreement.

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

Note 10. Stock-Based Awards

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

Stock Options

The following table summarizes stock option activity for fiscal years 2013 and 2012:

	Fiscal Year Ended March 31,
	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1	6,007,661	$2.23	6,558,701	$1.85
Granted	1,019,750	1.25	2,042,950	2.23
Exercised (Note 1)	(87,881)	1.13	(2,303,340)	1.16
Canceled	(1,158,922)	2.18	(290,650)	2.03
Outstanding at March 31	5,780,608	$2.09	6,007,661	$2.23
Vested and expected to vest at March 31	5,622,126	$2.10	5,581,205	$2.19
Exercisable at March 31	3,580,173	$2.34	3,578,986	$2.19

Note 1: Due to cashless exercises in fiscal 2012, 706,149 common shares were received from the exercise of 1,954,715 stock options.

At March 31, 2013, there were 1,758,369 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares.

The weighted average remaining contractual term was approximately 6.6 years for stock options outstanding, approximately 5.2 years for stock options exercisable, and 6.5 years for stock options vested and expected to vest as of March 31, 2013. The weighted average fair value of options granted was $0.90 and $1.63 in fiscal years 2013 and 2012, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $55 thousand for stock options outstanding, $40 thousand for stock options exercisable, and $52 thousand for stock options vested and expected to vest as of March 31, 2013. The total intrinsic value for stock options exercised was approximately $25 thousand and $398 thousand in fiscal years 2013 and 2012, respectively.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2013:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.79	-	$1.16	700,250	7.29	$1.00	460,625	$0.99
$1.17	-	$2.32	3,554,833	7.78	$1.69	1,734,208	$1.69
$2.33	-	$3.48	471,650	7.58	$2.63	331,465	$2.67
$3.49	-	$4.65	893,375	1.02	$3.72	893,375	$3.72
$4.66	-	$5.81	160,500	5.16	$4.88	160,500	$4.88
			5,780,608	6.59	$2.09	3,580,173	$2.34

Restricted Stock

We determine stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognize expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

The following table summarizes restricted stock activity for fiscal years 2013 and 2012:

	Fiscal Year Ended March 31,
	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Nonvested at April 1	306,606	$2.50	40,000	$2.00
Granted	40,000	1.40	406,089	2.53
Vested	(174,284)	2.30	(50,000)	2.01
Forfeited	(50,278)	2.66	(89,483)	2.65
Nonvested at March 31	122,044	$2.37	306,606	$2.50
Vested at March 31	224,284	$2.23	50,000	$2.01

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

For the Company Component of the 2012 PIP, management achieved 80% of our target revenue and specified operating loss level for fiscal 2012, and participants received 80% of their Company Component (equal to a total of 144,808 shares of restricted stock). For the Individual Component, management determined the level of payout for each participant based on the achievement of the individual’s executive performance milestones (with awards totaling 108,959 shares of restricted stock). For the aggregate 253,767 shares of restricted stock that were achieved, restrictions on those shares will lapse over a four-year period. The restrictions on the first one-fourth of the shares (equal to 48,656 shares) lapsed in April 2012. The balance of the restricted stock for the 2012 PIP (equal to 44,733 shares) was forfeited as a result of missed milestones and employee terminations.

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

	Fiscal Year Ended March 31,
	2013	2012
Risk-free interest rate	1.05%	1.46%
Expected life (in years)	6.43	6.44
Expected volatility	84%	85%
Expected dividend yield	--	--

The following table summarizes stock-based compensation recorded in our consolidated statements of operations in fiscal years 2013 and 2012:

	Fiscal Year Ended March 31,
	2013	2012
Cost of sales	$89	$157
Selling, general, and administrative expenses	1,329	1,798
Research and development expenses	51	63
Total stock-based compensation	$1,469	$2,018

At March 31, 2013, unrecognized stock-based compensation expense related to stock options was approximately $2.1 million and is expected to be recognized over a weighted average period of approximately 2.5 years. At March 31, 2013, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 11. Treasury Stock

The following table summarizes treasury stock activity for fiscal years 2013 and 2012:

Fiscal Year Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
March 31, 2013	27,329	$36	$1.32

March 31, 2012	6,536	$14	$2.11

The shares were purchased from management employees to cover income tax withholdings upon the lapse of restrictions on their restricted stock awards. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during fiscal 2014.

Note 12. Quarterly Financial Data (Unaudited)

	Fiscal Year Ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$3,396	$3,739	$3,952	$4,200	$15,287
Gross profit	$913	$1,070	$1,132	$1,227	$4,342
Net loss	$(2,647)	$(4,264)	$(1,577)	$(2,069)	$(10,557)
Net loss per common share - basic and diluted	$(0.06)	$(0.09)	$(0.03)	$(0.04)	$(0.23)

	Fiscal Year Ended March 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$3,756	$4,025	$4,314	$4,591	$16,686
Gross profit	$1,128	$1,397	$1,357	$1,203	$5,085
Net loss	$(2,630)	$(2,953)	$(2,342)	$(3,091)	$(11,016)
Net loss per common share - basic and diluted	$(0.06)	$(0.07)	$(0.05)	$(0.07)	$(0.25)

Note 13. Subsequent Event

Pursuant to a letter agreement dated June 21, 2013, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2014 or (ii) our raising debt or equity capital in the amount of $5.0 million or more.  This financial assistance, if drawn by us, would be on the same terms as our existing convertible debt with Mr. Pell.