Form 10-Q
period 2013-06-30
VISION SCIENCES INC /DE/
filed 2013-08-14
CIK 894237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

______________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2013.

Common Stock, par value of $0.01 per share	46,249,242
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Examples of forward-looking statements include statements about expectations for future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements. Generally, words such as “expect” “believe”, “anticipate”, “may”, “will”, “plan”, “intend”, “estimate”, “could”, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include, among others, the availability of capital resources; the availability and adequacy of third-party reimbursement; government regulation; the availability of raw material components; our dependence on certain distributors and customers; our ability to effect expected sales; competition; technological difficulties; product recalls; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary note.

We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Net sales	$3,652	$3,396
Cost of sales	2,572	2,483
Gross profit	1,080	913

Selling, general, and administrative expenses	3,050	2,730
Research and development expenses	419	487
Operating loss	(2,389)	(2,304)

Interest expense	(41)	(194)
Debt cost expense	-	(144)
Other, net	(4)	(4)
Loss before provision for income taxes	(2,434)	(2,646)
Income tax provision	-	1
Net loss	$(2,434)	$(2,647)

Net loss per common share - basic and diluted	$(0.05)	$(0.06)

Weighted average shares used in computing net loss per common share - basic and diluted	46,109	45,678

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2013	March 31, 2013
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,332	$788
Accounts receivable, less allowances of $89 and $113, respectively	2,685	3,624
Inventories, net	5,236	5,158
Prepaid expenses and other current assets	361	276
Total current assets	9,614	9,846

Machinery and equipment	3,489	3,489
Demo equipment	1,198	1,101
Furniture and fixtures	225	225
Leasehold improvements	372	372
Property and equipment, at cost	5,284	5,187
Less—accumulated depreciation and amortization	3,905	3,733
Total property and equipment, net	1,379	1,454
Other assets, net	77	77
Total assets	$11,070	$11,377

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$820	$1,300
Accrued expenses	595	728
Accrued compensation	866	656
Deferred revenue	140	130
Capital lease obligations	69	75
Total current liabilities	2,490	2,889

Convertible debt - related party	19,000	17,000
Deferred revenue, net of current portion	64	62
Capital lease obligations, net of current portion	9	22
Total liabilities	21,563	19,973

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued and outstanding—46,249 shares and 46,249 shares, respectively	463	463
Additional paid-in capital	101,374	100,819
Treasury stock at cost, 49 and 34 shares of common stock, respectively	(68)	(50)
Accumulated deficit	(112,262)	(109,828)
Total stockholders’ deficit	(10,493)	(8,596)
Total liabilities and stockholders’ deficit	$11,070	$11,377

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except per share amounts)

(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Total Stockholders’ Deficit
Balance at March 31, 2013	46,249	$463	$100,819	34	$(50)	$(109,828)	$(8,596)
Common stock repurchased	-	-	-	15	(18)	-	(18)
Stock-based compensation expense	-	-	555	-	-	-	555
Net loss	-	-	-	-	-	(2,434)	(2,434)
Balance at June 30, 2013	46,249	$463	$101,374	49	$(68)	$(112,262)	$(10,493)

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,434)	$(2,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	204
Stock-based compensation expense	555	443
Provision for (recovery of) bad debt expenses	8	(9)
Debt cost expense	-	144
Loss on disposal of fixed assets	3	6
Changes in assets and liabilities:
Accounts receivable	931	(54)
Inventories	(191)	(310)
Prepaid expenses and other current assets	(85)	(70)
Accounts payable	(483)	241
Accrued expenses	(133)	(110)
Accrued compensation	210	143
Deferred revenue	12	27
Advances from customers	-	(368)
Net cash used in operating activities	(1,419)	(2,360)
Cash flows from investing activities:
Purchases of property and equipment	-	(36)
Proceeds from disposal of fixed assets	-	6
Net cash used in investing activities	-	(30)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	6
Net proceeds from sale of common stock	-	878
Proceeds from issuance of convertible debt – related party	2,000	-
Common stock repurchased	(18)	-
Payments of capital leases	(19)	(24)
Net cash provided by financing activities	1,963	860
Net increase (decrease) in cash and cash equivalents	544	(1,530)
Cash and cash equivalents at beginning of period	$788	$2,674
Cash and cash equivalents at end of period	$1,332	$1,144

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$157
Income taxes	$-	$7

Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demo equipment	$116	$57

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

We are incorporated in Delaware, and are the successor to operations begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. We own the trademarks Vision Sciences™ and Slide-On™ and the registered trademarks EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

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

The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations, and capital expenditures. As of June 30, 2013, we had cash and cash equivalents totaling approximately $1.3 million. We expect that our cash at June 30, 2013, together with the $1.0 million of capital remaining available under a convertible note dated September 19, 2012 and $5.0 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated June 21, 2013 from Lewis C. Pell, our Chairman, should be sufficient to fund our operations through at least July 1, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

• Fair value measurements of convertible debt – related party;

• Obligations under warranties; and

• Other contingencies.

The accompanying condensed consolidated financial statements reflect the accounts of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fair Value Measurements

The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued compensation, and capital lease obligations approximate fair value due to their short-term nature. The fair value of our line of credit is based on its face value, which is equal to its carrying value.

In determining the fair value of our convertible debt – related party, we analyzed its attributes (coupon rate, conversion price, and the percentage of market cap the face value of the debt instrument was prior to the announcement of the debt) to public company convertible debt issuances from June 2011 through September 2012 (a sixteen (16) month period) in the healthcare industry. We determined the convertible debt – related party was not issued at a discount as its fair value was equal to its face (carrying) value.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivables relates to certain domestic and international customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, when appropriate, we obtain advance payments for our international sales. As a consequence, we believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically we have not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

The following table summarizes net sales to our significant customers which accounted for more than 10% of total segment net sales and total accounts receivable, net:

	June 30, 2013	June 30, 2012
Medical segment
Stryker	$1,144	$613
Percentage of total segment net sales	38%	25%
Percentage of total net sales	31%	18%
Percentage of total accounts receivable, net	26%	28%

Industrial segment
Pratt & Whitney, a division of United Technology Corporation	$-	$295
Percentage of total segment net sales	-%	33%
Percentage of total net sales	-%	9%
Percentage of accounts receivable, net	-%	8%

Vision-Sciences, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except number of shares and per share amounts)

Note 2.   Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options and warrants would be anti-dilutive. The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of June 30, 2013 and 2012:

	June 30,
	2013	2012
Convertible debt	15,833,333	-
Stock options	6,076,858	5,918,080
Warrants	1,880,620	1,880,620
Restricted stock	78,028	200,331
Total anti-dilutive securities	23,868,839	7,999,031

Note 3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	June 30, 2013	March 31, 2013
Raw materials	$4,143	$4,352
Work in process	531	427
Finished goods	562	379
Inventories, net	$5,236	$5,158

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components that are supplied to us by suppliers with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 4.   Supply Agreements

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

We received advances from Stryker for future orders and from SpineView for the initial stocking order of 50 SpineView surgical endoscope systems. All of the advances were fully utilized as of September 30, 2012.

Vision-Sciences, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except number of shares and per share amounts)

Note 5.   Convertible debt – Related Party

Convertible Promissory Note:

On September 19, 2012 (the “Effective Date”), we entered into a new $20.0 million revolving convertible promissory note (the “Replacement Note”) with our chairman, Lewis C. Pell (the “Lender”). The Replacement Note consolidated and restructured the $15.0 million in aggregate borrowings collectively outstanding under the agreement dated September 30, 2011 (the “Original Agreement”) and a note dated July 25, 2012. At June 30, 2013, we had $19 million in outstanding borrowings under the Replacement Note, which is reflected as convertible debt– related party on our condensed consolidated balance sheet. Each quarter, and each time we draw down on any available credit under the Replacement Note, we determine if a beneficial conversion of the convertible debt exists. A beneficial conversion will arise if the $1.20 conversion price of the Replacement Note is below the per share fair value of our common stock. To date, the conversion price of the Replacement Note has not been below the market price of our common stock.

The Replacement Note accrues annual interest, payable annually, at the rate of 0.84%. The Replacement Note must be repaid in full on or before its fifth anniversary (the “Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the Replacement Note upon an event of default, as defined in the Replacement Note. At June 30, 2013, we had $107 thousand in accrued interest related to the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet.

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

We estimated the fair value of all of the stock warrants issued on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. We recorded the transaction as a deferred debt cost and amortized to expense over the term of the loan.

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for the three months ended June 30, 2013 and 2012 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2013	2012
Debt cost expense	$-	$144
Interest expense	$41	$190

At June 30, 2012, unrecognized debt cost expense related to the stock warrants was approximately $1.4 million, which was expected to be recognized over a weighted average period of approximately 2.4 years. In connection with the termination of the Original Agreement in September 2012, we wrote-off the remaining deferred debt cost balance of $1.2M.

Letter Agreement dated June 21, 2013:

Pursuant to a letter agreement dated June 21, 2013, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2014 or (ii) our raising debt or equity capital in the amount of $5.0 million or more.  This financial assistance, if drawn by us, would be on the same terms as our existing convertible debt with Mr. Pell, but may take other forms and or terms that would not necessarily be as beneficial. As of August 14, 2013, we did not utilize the financial assistance agreement.

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

Note 7.  Stock-Based Awards

We maintain the following stockholder-approved equity incentive plans:

●

The 2000 Stock Incentive Plan (the “2000 Plan”) authorizes the issuance of up to 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

●

The 2007 Stock Incentive Plan (the “2007 Plan) authorizes the issuance of up to 7,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards.

●

The 2003 Director Option Plan (the “2003 Plan”) authorizes the issuance of up to 450,000 shares of common stock covering the annual automatic grant of 10,000 stock options per outside director per year. The 2003 Plan also provides for granting newly elected or appointed outside directors a one-time grant of 10,000 stock options.

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

Stock Options

The following table summarizes stock options activity for the three months ended June 30, 2013:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2013	5,780,608	$0.79	–	$4.88	$2.09	6.6
Granted	522,500	$1.00	–	$1.09	1.04
Canceled	(226,250)	$1.04	–	$2.78	2.06
Outstanding at June 30, 2013	6,076,858	$0.85	–	$4.88	$2.00	6.5
Vested and expected to vest at June 30, 2013	5,944,245	$0.85	–	$4.88	$2.01	6.5
Exercisable at June 30, 2013	3,928,087	$0.85	–	$4.88	$2.24	5.3

The weighted average fair value of options granted during the three months ended June 30, 2013 and 2012 was $0.70 and $1.13 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $25 thousand for stock options outstanding, $22 thousand for stock options exercisable, and $24 thousand for stock options vested and expected to vest as of June 30, 2013.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Restricted Stock

The following table summarizes restricted stock activity for the three months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Price
Nonvested at March 31, 2013	122,044	$2.37
Vested	(44,016)	$2.30
Nonvested at June 30, 2013	78,028	$2.41

We grant restricted stock awards (RSA’s) to executive officers, employees and board members from time to time. There is no direct costs to the recipients of the RSA’s, except for any applicable taxes. In fiscal 2011, the compensation committee adopted a performance incentive plan (PIP) that provides for the payment of bonuses to the company’s executive officers and other senior managers based on the attainment of specified company performance and individual executive objectives. Any payments that may be due under the PIP will be paid in shares of restricted stock awarded under our current 2007 Amended and Restated Stock Incentive Plan. The nonvested balance of 78,028 shares represent RSAs awarded to executive officers, senior managers under the PIP for fiscal 2012 and board members under the 2003 Director Stock Option Plan. The compensation committee did not approve a PIP for fiscal 2013.

Vision-Sciences, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except number of shares and per share amounts)

Stock-Based Compensation Expense

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation ). We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally four years for employees. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity ). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

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

	Three Months Ended June 30,
	2013	2012
Risk-free interest rate	1.29%	1.13%
Expected life (in years)	7.02	6.7
Expected volatility	82%	83%
Expected dividend yield	--	--

We determine stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognize expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

Stock-based compensation expense for the three months ended June 30, 2013 and 2012 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2013	2012
Cost of sales	$30	$47
Selling, general, and administrative expenses	509	369
Research and development expenses	16	27
Total stock-based compensation expense	$555	$443

At June 30, 2013, unrecognized stock-based compensation expense related to stock options was approximately $1.7 million and is expected to be recognized over a weighted average period of approximately 2.3 years. At June 30, 2013, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Vision-Sciences, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except number of shares and per share amounts)

Note 8. Treasury Stock

The following table summarizes treasury stock activity for the three months ended June 30, 2013 and 2012:

Three Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
June 30, 2013	15,471	18	$1.14

June 30, 2012	-	-	-

The shares were purchased from management employees to cover income tax withholdings upon the lapse of restrictions on their restricted stock awards. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement in fiscal 2014.

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

The following table presents key financial highlights, by reportable segments:

Three Months Ended	Medical	Industrial	Adjustments *	Consolidated
June 30, 2013
Net sales	$3,029	$623	$-	$3,652
Gross profit	793	287	-	1,080
Operating (loss)	(2,387)	(2)	-	(2,389)
Interest expense, net	41	-	-	41
Depreciation and amortization	184	4	-	188
Stock-based compensation expense	531	24	-	555
Total assets	11,615	1,679	(2,224)	11,070
Expenditures for fixed assets	-	-	-	-

June 30, 2012
Net sales	$2,496	$900	$-	$3,396
Gross profit	594	319	-	913
Operating (loss) income	(2,344)	40	-	(2,304)
Interest expense, net	194	-	-	194
Depreciation and amortization	197	7	-	204
Stock-based compensation expense	400	43	-	443
Total assets	11,558	1,646	(2,016)	11,188
Expenditures for fixed assets	36	-	-	36

Vision-Sciences, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except number of shares and per share amounts)

	June 30,
* Adjustments	2013	2012
Intercompany eliminations	$(1,538)	$(1,330)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(2,224)	$(2,016)

The following table presents the reconciliation to loss before provision for income taxes for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
Reconciliation to loss before provision for income taxes:	2013	2012
Operating loss	$(2,389)	$(2,304)
Interest expense, net	(41)	(194)
Debt cost expense	-	(144)
Other, net	(4)	(4)
Loss before provision for income taxes	$(2,434)	$(2,646)

 Note 10.  Subsequent Event

Pursuant to a separation and release agreement dated July 1, 2013, Ms. Cynthia Ansari resigned from the Vision-Sciences, Inc. Board of Directors. Previously, Ms. Ansari indicated her intention to resign as the Company’s Chief Executive Officer and President on April 30, 2013, which was accepted by the Board of Directors on May 9, 2013. Ms. Ansari’s resignation from the Board was not due to any disagreement with the Company or concerns relating to the Company’s operations, policies or practices. Under the separation and release agreement, Ms. Ansari is entitled to receive six months of severance pay and twelve months of medical benefits, totaling approximately $190, which was recorded in the quarter ended June 30, 2013. The agreement also provides for the lapse of restrictions of 25,126 shares of restricted stock held by Ms. Ansari and the ability to exercise her vested options to purchase 375,000 shares of common stock, at an exercise price of $2.22 per share, through July 9, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Vision-Sciences, Inc. and its subsidiaries (the “Company,” or “our”, “us”, or “we”) designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. We operate in two segments, medical and industrial, which comprise approximately 83% and 17%, respectively, of our first fiscal quarter 2014 revenues. Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our state-of-the-art flexible fiber and video endoscopes and our EndoSheath technology, for a variety of specialties and markets.

Our industrial segment, through our wholly-owned subsidiary, Machida, Inc. (“Machida”), designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine-manufacturing and aircraft engine-maintenance industries. A borescope is an instrument that uses optical fibers for the visual inspection of narrow cavities.

Patents

We hold 17 U.S. patents, and we have 10 U.S. patent applications pending. In addition, we have 15 foreign patents issued and 7 foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related products. The issued patents will expire on various dates in the years 2014 through 2029.

Registered Trademarks, Trademarks and Service Marks

Vision-Sciences, Inc. owns the trademarks Vision Sciences™ and Slide-On™ and registered trademarks EndoSheath® , EndoWipe® and The Vision System®. Not all products referenced in this quarterly report on Form 10-Q are approved or cleared for sale, distribution, or use.

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

The following table summarizes the products we sell in each market space and the distribution network we use to market and sell those products:

Market	Products	Distribution Network
Urology	URT-7000 Video Ureteroscope	Stryker*
	CST-5000 Video Cystoscope	Stryker*(1); international distributors
	CST-4000 Fiber Cystoscope	Stryker*(1); international distributors
	DPU-5050 Digital Processing Unit	International distributors
	DPU-7000 Digital Processing Unit	International distributors
	EndoSheath technology (cystoscopy only)	Stryker*; international distributors
	Peripherals and accessories	Stryker*; international distributors

ENT	ENT-5000 Video Endoscope	U.S. sales force; international distributors
	ENT-4500 Fiber Endoscope	U.S. sales force; international distributors
	ENT-4000 Fiber Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Surgery / GI	TNE-5000 Video Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Pulmonology (Critical Care)	BRS-5000 Video Bronchoscope	U.S. sales force; international distributors
	BRS-4000 Fiber Bronchoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Spine	SPV-7000 Video Endoscope	SpineView
	DPU-5050 Digital Processing Unit	SpineView
	Peripherals and accessories	SpineView

* North America, South America, Latin America, China, and Japan. (1) Flexible video and fiber cystoscope agreement will expire in April 2014.

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

As we look forward, we believe our visualization platform and Endosheath® technology provide a strong platform to drive top line sales growth, improve our operating efficiency and increase our margins. At Vision-Sciences, we are guided by our mission to focus on innovative technologies that improve patient care and reduce costs to the healthcare system. We will continue to pursue this goal by working with those on the front lines: the physicians who strive to improve their patient’s quality of life. We believe that our renewed focus on the areas we have had historical success, we will emerge a stronger and more financially secure company.

New Product Releases

7000 Series Vision Systems®

 In April 2013, we introduced our next generation video processor platform, the 7000 Series Vision System®, at the annual Combined Otolaryngology Spring Meeting in Orlando, Florida. Designed to provide users with a powerful, efficient and easy-to-use system, the 7000 Series Vision System is the first endoscopy, platform to include video, audio, archiving, and workflow enhancements in a single standalone unit. The all-in-one, “plug-and-play” platform provides vibrant, high-resolution imaging that can be effortlessly recorded for future assessment or on-the-spot review with the patient post-procedure, enhancing both the practice workflow and the patient experience.

The 7000 Series Vision System includes a new, simplified user interface, programmable user preference controls, expanded on-screen notifications, and easy-to-maintain patient lists, all of which allow end-users to improve productivity and workflow by customizing the operation of the system to the day-to-day needs of the practice. Additionally, the system incorporates a “one-touch” integrated keyboard to ensure quick activation of functions, including full control of video playback options, such as frame-by-frame review or historical image comparison, both of which are ideal for patient progress review. Early market feedback has been positive, and we expect this new platform will help drive video endoscopy adoption in our markets.

Flexible Ureterscope

In December 2012, Stryker Endoscopy began to ship a new flexible ureteroscope to customers, and feedback has been strong. This flexible ureteroscope is primarily used in the operating room, which represents approximately 30% of the overall urology market. Stryker added dedicated sales specialists, augmenting its 250-person endoscopy sales force that currently promotes our products.

Convertible Debt – Related Party

Pursuant to a letter agreement dated June 21, 2013, Lewis C. Pell, our chairman, has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2014 or (ii) our raising debt or equity capital in the amount of $5.0 million or more.  This financial assistance, if drawn by us, would be on the same terms as our existing convertible debt with Mr. Pell, but may take other forms and or terms that would not necessarily be as beneficial.

On September 19, 2012, we entered into a new $20.0 million revolving convertible promissory note (the “Replacement Note”) with Mr. Pell. The Replacement Note consolidated and restructured the $15.0 million in aggregate borrowings collectively outstanding under the original agreement dated September 30, 2011 and note dated July 25, 2012. At June 30, 2013, we had $19 million in outstanding borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet. As we draw upon the remaining $1.0 million, a beneficial conversion feature will be recorded if the market price of our common stock increases above the $1.20 conversion price of the Replacement Note.

Subsequent Event

Pursuant to a separation and release agreement dated July 1, 2013, Ms. Cynthia Ansari resigned from the Vision-Sciences, Inc. Board of Directors. Previously, Ms. Ansari indicated her intention to resign as the Company’s Chief Executive Officer and President on April 30, 2013, which was accepted by the Board of Directors on May 9, 2013. Ms. Ansari’s resignation from the Board was not due to any disagreement with the Company or concerns relating to the Company’s operations, policies or practices. Under the separation and release agreement, Ms. Ansari is entitled to receive six months of severance pay and twelve months of medical benefits, totaling approximately $190, which was recorded in the quarter ended June 30, 2013. The agreement also provides for the lapse of restrictions of 25,126 shares of restricted stock held by Ms. Ansari and the ability to exercise her vested options to purchase 375,000 shares of common stock, at an exercise price of $2.22 per share, through July 9, 2014.

Results of Operations (in thousands, except percentages)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories that can be sold to more than one market. Net sales increased $0.3 million, or 8%, in the first quarter of fiscal 2014 to $3.7 million compared to $3.4 million in the first quarter of fiscal 2013.

Net sales by operating segment and by market/category for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended
	June 30,
Market/Category	2013	2012	Change
Urology	$1,862	$1,056	76%
ENT /TNE	542	608	-11%
Pulmonology	87	125	-30%
Spine	-	259	-100%
Repairs, peripherals, and accessories	538	448	20%
Total medical sales	3,029	2,496	21%
Borescopes	337	631	-47%
Repairs	286	269	6%
Total industrial sales	623	900	-31%
Net sales	$3,652	$3,396	8%

 The following table summarizes net sales by market/category and by product for our medical operating segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
Market/Category	2013	2012	Change
Urology
Endoscopes	1,037	575	80%
EndoSheath technology	825	481	72%
Total urology market	1,862	1,056	76%

ENT / TNE
Endoscopes	$492	$578	-15%

	Three Months Ended June 30,
Market/Category	2013	2012	Change
EndoSheath technology	50	30	67%
Total ENT/TNE market	542	608	-11%

Pulmonology
Endoscopes	32	81	-60%
EndoSheath technology	55	44	25%
Total pulmonology market	87	125	-30%

Spine
Endoscopes	-	259	-%

Repairs, peripherals, and accessories	538	448	20%
Total medical sales	$3,029	$2,496	21%

Product
Endoscopes	$1,561	$1,493	5%
EndoSheath technology	930	555	68%
Repairs, peripherals, and accessories	538	448	20%
Total medical sales	$3,029	$2,496	21%

During the first quarter of fiscal 2014, our medical segment’s net sales of $3.0 million increased by $0.5 million, or 21%, primarily attributable to higher sales of our endoscopes and EndoSheath disposables in the urology market. Net sales to the urology market were $1.9 million in the first quarter of fiscal 2014, representing an increase of $0.8 million (76%) over the same period in fiscal 2013, primarily attributable to shipments of our flexible ureterscope by Stryker and an increase of $0.4 million (72%) in endosheath sales.

Net sales to the ENT and TNE markets were $0.5 million in the first quarter of fiscal 2014, representing a decrease of $0.1 million (11%) over the same period in fiscal 2013. The decrease was the effect of concentrating our selling efforts in the surgical and critical care markets during the fourth fiscal quarter of 2013. We renewed our focus in this area during the first quarter of fiscal 2014 and anticipate sales of our ENT endoscopes will begin to increase over the next several quarters.

Net sales to the pulmonology market were $0.1 million in the first quarter of fiscal 2014, representing a decrease of $38 thousand (30%) over the same period in fiscal 2013. The quarter-over-quarter decline was primarily attributable to reduced sales of bronchoscopes and digital processing units, offset by 25% increase in sheath sales. Our focus remains on increasing our installed base in the U.S. and internationally to drive further adoption of our EndoSheath technology.

Net sales to the spine market were $0 for the first quarter of fiscal 2014 as compared to $0.3 million in the same period in fiscal 2013. The first quarter of fiscal 2013 included stocking order of 16 video surgical endoscope systems to SpineView. In December 2012, Spineview received 510(k) clearance from the Food and Drug Administration to use our system for spine applications. Since receiving this clearance and the units supplied on their initial order in fiscal year 2013, Spineview continues to conduct clinical preference trials for minimally invasive spine surgeries. As such, we do not anticipate any sales to Spineview in the fiscal year 2014.

Net sales of repairs, peripherals, and accessories were $0.5 million in the first quarter of fiscal 2014, representing an increase of $0.1 million (20%) over the same period in fiscal 2013. The quarter-over-quarter increase was primarily attributable to higher demand of peripherals and accessories for our urology endoscopes by Stryker.

During our first fiscal quarter of fiscal 2014, our industrial segment’s net sales of $0.6 million decreased by $0.3 million, or 31%, primarily due to an atypically larger order of our 2mm video-based borescopes that shipped in the first quarter of 2013; there was no comparable order in the first quarter of 2013.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
Gross Profit	2013	2012	Change
Medical	$793	$594	34%
As percentage of net sales	26%	24%
Industrial	287	319	-10%
As percentage of net sales	46%	35%
Gross profit	$1,080	$913	18%
Gross margin percentage	30%	27%

Gross profit was $1.1 million in the first quarter of fiscal 2014, representing an increase of $0.2 million (18%) over the same period in fiscal 2013. Gross margin percentage was 30% in the first quarter of fiscal 2014, representing an increase of 3% over the same period in fiscal 2013. This benefit resulted from our implementation of certain cost cutting measures, as well as favorable manufacturing absorption from higher production volume of our urology endoscopes and EndoSheath technology.

Operating Expenses

Operating expenses by operating segment for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
Operating Expenses	2013	2012	Change
SG&A expenses
Medical	$2,760	$2,451	13%
Industrial	290	279	4%
Total SG&A expenses	3,050	2,730	12%
R&D expenses
Medical	419	487	-14%
Industrial	-	-	-
Total R&D expenses	419	487	-14%
Total operating expenses	$3,469	$3,217	8%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses were $3.1 million in the first quarter of fiscal 2014, representing an increase of $0.3 million (12%) over the same period in fiscal 2013. The increase was primarily attributable to higher stock-based compensation expense and a one-time severance charge of $0.2 million related to the resignation of our former chief executive officer. Stock-based compensation expense also included a one-time charge of $0.2 related to options granted to our interim chief executive officer that vested immediately.

Research & Development (“R&D”) Expenses

R&D expenses were $0.4 million in the first quarter of fiscal 2014, representing a decrease of $0.1 million (14%) over the same period in fiscal 2013 primarily due to timing of expenses in product development. As we continue to build upon Vision-Sciences’ endoscopy platform and integrated digital processing unit over the longer term, we anticipate these expenses will increase.

 Other (Expense) Income

Other (expense) income for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
Other (Expense) Income	2013	2012	Change
Interest expense	$(41)	$(194)	79%
Debt cost expense	-	(144)	100%
Other, net	(4)	(4)	-
Other expense	$(45)	$(342)	87%

Other expense was $45 thousand in the first quarter of fiscal 2014, representing a decrease of $0.3 million (87%) over the same period in fiscal 2013. The decrease was primarily attributable to entering into a revolving convertible promissory note with a lower interest rate and having no deferred debt costs in the first quarter of fiscal 2014 as a result of terminating the Original Agreement in September 2012 and writing off the remaining balance.

Net Loss

Net loss for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
Net Loss	2013	2012	Change
Loss before provision for income taxes	$(2,434)	$(2,646)	8%
Income tax provision	-	1	100%
Net loss	$(2,434)	$(2,647)	8%

Net loss was $2.4 million in the first quarter of fiscal 2014, representing a decrease of $0.2 million (8%) over the same period in fiscal 2013. The decrease was primarily attributable to higher gross profit and lower operating expenses.

Liquidity, Capital Resources, and Outlook

The following table summarizes selected financial information and statistics as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Cash and cash equivalents	$1,332	$788
Accounts receivable, net	$2,685	$3,624
Inventories, net	$5,236	$5,158
Working capital	$7,124	$6,957

At June 30, 2013, our principal source of liquidity was working capital of approximately $7.1 million, including $1.3 million in cash and cash equivalents. Our cash and cash equivalents increased $0.5 million during the first quarter of fiscal 2014. The increase was primarily attributable to borrowing on the revolving line of credit to fund our operations and cover the net loss sustained during the period.

In the first quarter of fiscal 2014, we used $1.4 million of net cash in our operating activities compared to $2.4 million in the first quarter of fiscal 2013. The decrease in cash used in operations was primarily attributable to collecting on our accounts receivable.

In the first quarter of fiscal 2014, we used $0 of net cash in our investing activities compared to the $30 thousand provided by such activities in the first quarter of fiscal 2013. We had no capital expenditures during the period.

In the first quarter of fiscal 2014, we provided $2.0 million of net cash from our financing activities compared to $0.9 million in the first quarter of fiscal 2013. The increase was primarily attributable to borrowing on the convertible debt – related party.

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows during the remainder of fiscal 2014, because of continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations, and capital expenditures. As of June 30, 2013, we had cash and cash equivalents totaling approximately $1.3 million. We expect that our cash at June 30, 2013, together with the $1.0 million of capital remaining available under a convertible note dated September 19, 2012 and $5.0 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated June 21, 2013 from Lewis C. Pell, our Chairman, should be sufficient to fund our operations through at least July 1, 2014 (see Convertible debt - Related Party above). However, if our performance expectations fall short (including failure to generate expected sales) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer (“Interim CEO”) and Interim VP Finance and Principal Financial and Accounting Officer (“Interim PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon this evaluation, our Interim CEO and our Interim PFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Our management, including our Interim CEO and our Interim PFO, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors, on page 13 of our Annual Report on Form 10-K for the year ended March 31, 2013, except for the information discussed below. You should carefully consider the risks and uncertainties we discussed in our Form 10-K and the risks described below in this quarterly report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows during the remainder of fiscal 2014 driven by continued investment in a direct sales force for the U.S. market, spending for research and development, spending for marketing, general business operations, and capital expenditures. As of June 30, 2013, we had cash and cash equivalents totaling approximately $1.3 million. We expect that our cash at June 30, 2013, together with the $1.0 million of capital remaining available under a convertible note dated September 19, 2012 and $5.0 million of capital to be made available to us, subject to certain conditions, under a letter agreement dated June 21, 2013 from Lewis C. Pell, our Chairman, should be sufficient to fund our operations through at least July 1, 2014. However, if our performance expectations fall short (including failure to generate expected sales) or our expenses exceed expectations, we will need to either secure additional financing or reduce expenses or a combination thereof. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated external financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our inability to continue to hire and retain key employees could have a negative impact on our future operating results

Our success depends on the services of our senior management team and other key employees in our research and development, manufacturing, operations, accounting and sales and marketing departments. If we are unable to recruit, hire, develop and retain a talented, competitive work-force, we may not be able to meet our strategic business objectives. While we have appointed Howard I. Zauberman as our Interim Chief Executive Officer and John M. Vittoria as our Interim Vice President, Finance and Principal Accounting Officer and Principal Financial Officer and have commenced searches for a Chief Executive Officer and a Vice President, Finance, we can provide no assurance that we will be successful in our efforts to attract talented individuals to these important roles. Our failure to successfully recruit for these key positions could have a material adverse effect on our business and prospects.

Item 5.  Other Information

Effective August 14, 2013, the Board of Directors appointed John Vittoria, the Company's Interim Vice President of Finance, as Principal Accounting Officer and Principal Financial Officer, in replacement of Keith Darragh, who had served on a temporary basis.  Effective the same date, the Board appointed Howard Zauberman, the Company's Interim Chief Executive Officer, as the Company's Principal Executive Officer, in replacement of Mr. Lewis Pell, who remains the Chairman of the Company's Board of Directors.

Item 6.  Exhibits

Exhibits
10.1

Letter Agreement dated June 21, 2013 between the Company and Lewis C. Pell (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC on June 25, 2013).

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

VISION-SCIENCES, INC.

Date: August 14, 2013	/s/ Howard I. Zauberman
Howard I. Zauberman
Interim Chief Executive Officer

Date: August 14, 2013	/s/ John M. Vittoria
John M. Vittoria
Interim Vice President, Finance and Principal Financial Officer and Principal Accounting Officer