Form 10-Q
period 2013-09-30
VISION SCIENCES INC /DE/
filed 2013-11-12
CIK 894237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

______________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2013:

Common Stock, par value of $0.01 per share	46,354,852
(Title of Class)	(Number of Shares)

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net sales	$3,968	$3,739	$7,620	$7,135
Cost of sales	2,773	2,669	5,345	5,152
Gross profit	1,195	1,070	2,275	1,983

Selling, general, and administrative expenses	2,050	3,164	5,100	5,894
Research and development expenses	428	527	847	1,014
Operating loss	(1,283)	(2,621)	(3,672)	(4,925)

Interest income	1	1	1	2
Interest expense	(44)	(237)	(85)	(431)
Other, net	6	(35)	2	(40)
Debt cost expense	-	(128)	-	(272)
Loss on extinguishment of debt	-	(1,244)	-	(1,244)
Loss before provision for income taxes	(1,320)	(4,264)	(3,754)	(6,910)
Income tax provision	3	-	3	1
Net loss	$(1,323)	$(4,264)	$(3,757)	$(6,911)

Net loss per common share - basic and diluted	$(0.03)	$(0.09)	$(0.08)	$(0.15)

Weighted average shares used in computing net loss per common share - basic and diluted	46,144	45,974	46,127	45,827

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2013	March 31, 2013
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$455	$788
Accounts receivable, less allowances of $94 and $113, respectively	2,815	3,624
Inventories, net	5,683	5,158
Prepaid expenses and other current assets	393	276
Total current assets	9,346	9,846

Machinery and equipment	3,449	3,489
Demo equipment	1,260	1,101
Furniture and fixtures	225	225
Leasehold improvements	372	372
Property and equipment, at cost	5,306	5,187
Less—accumulated depreciation and amortization	3,996	3,733
Total property and equipment, net	1,310	1,454
Other assets, net	77	77
Total assets	$10,733	$11,377

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,188	$1,300
Accrued expenses	778	728
Accrued compensation	560	656
Deferred revenue	153	130
Capital lease obligations	46	75
Total current liabilities	2,725	2,889

Convertible debt—related party	20,000	17,000
Deferred revenue, net of current portion	61	62
Capital lease obligations, net of current portion	-	22
Total liabilities	22,786	19,973

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued and outstanding—46,414 shares and 46,249 shares, respectively	464	463
Additional paid-in capital	101,146	100,819
Treasury stock at cost, 59 shares and 34 shares of common stock, respectively	(78)	(50)
Accumulated deficit	(113,585)	(109,828)
Total stockholders’ deficit	(12,053)	(8,596)
Total liabilities and stockholders’ deficit	$10,733	$11,377

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except per share amounts)

(Unaudited)

	Common Stock		Additional	Treasury Stock			Total
	Number of Shares	Par Value	Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2013	46,249	$463	$100,819	34	$(50)	$(109,828)	$(8,596)
Issuance of restricted stock awards	165	1	(1)	-	-	-	-
Common stock repurchased	-	-	-	25	(28)	-	(28)
Stock-based compensation expense	-	-	328	-	-	-	328
Net loss	-	-	-	-	-	(3,757)	(3,757)
Balance at September 30, 2013	46,414	$464	$101,146	59	$(78)	$(113,585)	$(12,053)

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,757)	$(6,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362	406
Stock-based compensation expense	328	1,012
Provision for (recovery of) bad debt expenses	7	(7)
(Gain) loss on disposal of fixed assets	(5)	44
Debt cost expense	-	272
Loss on extinguishment of debt	-	1,244
Changes in assets and liabilities:
Accounts receivable	802	(600)
Inventories	(712)	(752)
Prepaid expenses and other current assets	(117)	(99)
Accounts payable	(112)	588
Accrued expenses	50	(303)
Accrued compensation	(96)	190
Deferred revenue	22	(7)
Advances from customers	-	(529)
Net cash used in operating activities	(3,228)	(5,452)
Cash flows from investing activities:
Purchases of property and equipment	(46)	(55)
Proceeds from disposal of fixed assets	3	5
Net cash used in investing activities	(43)	(50)
Cash flows from financing activities:
Proceeds from issuance of convertible debt—related party	3,000	-
Proceeds from promissory note—related party	-	5,000
Net proceeds from sale of common stock	-	878
Proceeds from exercise of stock options	-	85
Common stock repurchased	(28)	(24)
Payments of capital leases	(34)	(48)
Net cash provided by financing activities	2,938	5,891
Net (decrease) increase in cash and cash equivalents	(333)	389
Cash and cash equivalents at beginning of period	$788	$2,674
Cash and cash equivalents at end of period	$455	$3,063

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4	$585
Income taxes	$3	$7

Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$187	$91

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

We are incorporated in Delaware, and are the successor to operations begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. We own the trademarks Vision SciencesTM and Slide-OnTM and the registered trademarks EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development, and general business operations. As of September 30, 2013, we had cash and cash equivalents totaling approximately $0.5 million. We expect that our cash at September 30, 2013, together with the $3.5 million of capital available as of September 30, 2013 under a revolving convertible promissory note dated September 25, 2013 (the “2013 Note”) and up to $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2014, under a letter agreement dated June 21, 2013 with Lewis C. Pell, our Chairman (the “Letter Agreement”) (see Note 5. Convertible Debt – Related Party for additional information), should be sufficient to fund our operations through at least September 30, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2013 Note or the Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Fair Value Measurements

The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued compensation, and capital lease obligations approximate fair value due to their short-term nature. The fair value of our convertible debt – related party is based on its face value, which is equal to its carrying value.

In determining the fair value of the convertible debt – related party, we analyzed its attributes (coupon rate, conversion price, and the percentage of market cap the face value of the debt instrument was prior to the announcement of the debt) to public company convertible debt issuances from June 2011 through September 2012 (a sixteen (16) month period) in the healthcare industry. We determined the convertible debt was not issued at a discount as its fair value was equal to its face (carrying) value.

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

The following table summarizes net sales to our significant customers, which accounted for more than 10% of total segment net sales and total accounts receivable, net:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Medical segment
Stryker	$1,201	$395	$2,346	$1,008
Percentage of total segment net sales	35%	15%	36%	19%
Percentage of total net sales	30%	11%	31%	14%
Percentage of total accounts receivable, net	36%	11%

Industrial segment
Pratt & Whitney, a division of United Technology Corporation	$31	$426	$66	$706
Percentage of total segment net sales	5%	42%	6%	37%
Percentage of total net sales	1%	11%	1%	10%
Percentage of accounts receivable, net	1%	16%

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

The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of September 30, 2013 and 2012.

	September 30,
	2013	2012
Convertible debt	16,666,666	12,500,000
Stock options	4,506,775	6,291,179
Warrants	1,880,620	1,880,620
Restricted stock	207,902	177,150
Total anti-dilutive securities	23,261,963	20,848,949

Note 3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	September 30, 2013	March 31, 2013
Raw materials	$4,465	$4,352
Work in process	602	427
Finished goods	616	379
Inventories, net	$5,683	$5,158

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 4. Supply Agreements

Under a three-year agreement with Stryker expiring in April 2014, we are the exclusive supplier of Stryker-branded flexible video and fiber cystoscopes. These cystoscopes employ our patented EndoSheath technology, which are co-branded Stryker and Vision-Sciences. We also supply Stryker with flexible ureteroscopes under an agreement expiring in December 2015. Until the expiration dates noted, Stryker has the exclusive rights to distribute products we manufacture, including cystoscopes, urology EndoSheath technology, and ureteroscopes, in North America, South America, Latin America, China, and Japan. Although Stryker was to receive the exclusive rights for the rest of the world in April 2012, we reached an agreement with Stryker to delay this launch indefinitely.

We also have a development and supply agreement with SpineView, Inc. (“SpineView”) under which we developed and supply a charge-coupled device (CCD) based video surgical endoscope for use with SpineView’s products. In December 2012, SpineView received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to use our system for spine applications. With this clearance and the units supplied from the initial stocking order of 50 SpineView surgical endoscope systems, the balance of which was fulfilled during fiscal 2013, SpineView continues to conduct clinical preference trials for minimally invasive spine surgeries. As a result, we do not anticipate any sales to SpineView during the remainder of fiscal 2014.

We received advances from Stryker for future orders and from SpineView for the initial stocking order. All of the advances were fully utilized as of September 30, 2012.

Note 5. Convertible Debt – Related Party

Convertible Promissory Notes

On September 25, 2013 (the “Effective Date”), we entered into the 2013 Note with Mr. Pell. The 2013 Note accrues annual interest, payable annually, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the Effective Date (the “Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. As we draw upon the 2013 Note, a beneficial conversion feature will be recorded if the market price of our common stock increases after the Effective Date. From the Effective Date to September 30, 2013, the conversion price of the 2013 Note was below the market price of our common stock.

The outstanding principal amount of the 2013 Note is convertible at any time prior to the Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the Effective Date. At September 30, 2013, we did not have any outstanding principal borrowings under the 2013 Note.

On September 19, 2012 (the “Replacement Note Effective Date”), we entered into a $20.0 million revolving convertible promissory note (the “Replacement Note”) with Mr. Pell. The Replacement Note (i) consolidated and restructured the $15.0 million in aggregate borrowings collectively outstanding under an Amended and Restated Loan Agreement, dated September 30, 2011, between us and Mr. Pell (the “Original Agreement”) and a separate promissory note, dated July 25, 2012, between us and Mr. Pell, and (ii) provided for up to $5.0 million in additional borrowings.

The Replacement Note accrues annual interest, payable annually, at the rate of 0.84%. The Replacement Note must be repaid in full on or before the fifth anniversary of the Replacement Note Effective Date (the “Replacement Note Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the Replacement Note upon an event of default, as defined in the Replacement Note.

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At September 30, 2013, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet.

Pursuant to the Original Agreement, Mr. Pell received warrants to purchase an aggregate of 1,880,620 shares of our common stock at a weighted average exercise price of $1.86 per share. All of the warrants are vested and expire on the later of September 30, 2016 or one year after the termination of the Original Agreement and repayment of all amounts due and payable under the Original Agreement.

In connection with the issuance of the Replacement Note and the termination of the Original Agreement, we determined that the transaction should be classified as an extinguishment of debt. Accordingly, we wrote-off the remaining deferred debt cost balance of $1.2 million at September 19, 2012.

We estimated the fair value of all of the stock warrants issued on the date of vesting using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility. We recorded the transaction as a deferred debt cost and amortized to expense over the term of the loan.

Debt cost expense and interest expense related to the stock warrants and availability fee and accrued interest on outstanding borrowings, respectively, for the three and six months ended September 30, 2013 and 2012 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Debt cost expense	$-	$128	$-	$272
Interest expense	42	233	81	422

At September 30, 2013, we had $150 thousand in accrued interest under the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet, and no accrued interest under the 2013 Note.

Letter Agreement

Pursuant to the Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2014 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. As of September 30, 2013, we had not utilized the financial assistance agreement.

Note 6. Common Stock

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15.0 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. This total maximum amount of $15.0 million would increase to $21.0 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75.0 million during the three-year term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations (market price of our common stock and LPC’s ownership limit) and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, Mr. Pell waived the repayment requirement under the Original Agreement. On July 26, 2012, we amended the Purchase Agreement with LPC to, among other things, create a threshold price of $3.00 for the sale of our common stock to LPC, as calculated pursuant to the formula provided in the Purchase Agreement.

As consideration for LPC entering into the Purchase Agreement and for its initial purchase of $1.0 million of our common stock in April 2012, we issued to LPC 175,333 shares of our common stock. As consideration for LPC’s remaining future purchases under the Purchase Agreement, we also will issue to LPC, on a pro rata basis in connection with each purchase of shares by LPC, up to a total of approximately 215,000 additional shares of our common stock. We did not receive any cash proceeds from the issuance of 175,333 shares and will not receive any proceeds upon the issuance of any of the remaining 215,000 shares.

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

●

The 2003 Director Option Plan (the “2003 Plan”) authorized the issuance of up to 450,000 shares of common stock covering the annual automatic grant, unless waived, of 10,000 stock options per outside director per year. The 2003 Plan also provides for granting newly elected or appointed outside directors a one-time grant of 10,000 stock options.

The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of our Board of Directors (the “Board”) or its Compensation Committee (the “Compensation Committee”), and must be exercised within ten years from date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period based on fair values, generally four years. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date.

Stock Options

The following table summarizes stock options activity for the six months ended September 30, 2013:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2013	5,780,608	$0.79	–	$4.88	$2.09	6.6
Granted	721,000	$0.90	–	$1.09	1.03
Exercised	-		-		-
Canceled (1)	(1,994,833)	$0.97	–	$3.62	2.24
Outstanding at September 30, 2013	4,506,775	$0.85	–	$4.88	$1.85	6.1
Vested and expected to vest at September 30, 2013	4,439,571	$0.85	–	$4.88	$1.85	6.1
Exercisable at September 30, 2013	3,466,004	$0.85	–	$4.88	$1.96	5.3

(1) Includes cancellation of unvested stock options granted to our former President and Chief Executive Officer, Cynthia F. Ansari (1,125,000 stock options), and our former VP, Corporate Development and Chief Financial Officer, Katherine L. Wolf (612,458 stock options).

The weighted average fair value of options granted during the three months ended September 30, 2013 and 2012 was $0.61 and $0.91 per share, respectively. The weighted average fair value of options granted during the six months ended September 30, 2013 and 2012 was $0.68 and $0.93 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $10 thousand for stock options outstanding, $8 thousand for stock options exercisable, and $10 thousand for stock options vested and expected to vest as of September 30, 2013. The total intrinsic value for stock options exercised during the three and six months ended September 30, 2012 was approximately $21 thousand and $23 thousand, respectively. There were no stock options exercised during the three and six months ended September 30, 2013.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Price
Nonvested at March 31, 2013	122,044	$2.37
Granted	165,000	0.95
Vested	(79,142)	2.16
Forfeited	-	-
Nonvested at September 30, 2013	207,902	$1.32

We grant restricted stock awards (“RSA’s”) to our executive officers and management employees (collectively “management”) and members of our Board from time-to-time. There is no direct costs to the recipients of the RSA’s, except for any applicable taxes upon lapsing of the restrictions. In fiscal 2011, the Compensation Committee adopted a performance incentive plan (“PIP”) that provides for the payment of bonuses to management based on the attainment of specified Company performance and individual objectives. Any payments that may be due under the PIP will be paid in shares of restricted stock awarded under our 2007 Plan. The nonvested balance of 207,902 shares represent RSAs awarded to management under the fiscal 2012 PIP and to Board members for the annual grant at our fiscal 2013 annual stockholders meeting. The Compensation Committee did not approve a PIP for fiscal 2013.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.38%	1.02%	1.16%	1.03%
Expected life (in years)	5.1	6.4	5.5	6.4
Expected volatility	75%	85%	80%	84%
Expected dividend yield	--	--	--	--

We determine stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognize expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

Stock-based compensation expense for the three and six months ended September 30, 2013 and 2012 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$12	$22	$42	$69
Selling, general, and administrative expenses (1)	(244)	538	265	907
Research and development expenses	5	9	21	36
Total stock-based compensation expense	$(227)	$569	$328	$1,012

(1) Reflects reversal of stock-based compensation expense of $289 thousand for the cancellation of unvested stock options granted to our former President and Chief Executive Officer, Cynthia F. Ansari.

At September 30, 2013, unrecognized stock-based compensation expense related to stock options was approximately $0.8 million and is expected to be recognized over a weighted average period of approximately 2.7 years. At September 30, 2012, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 1.1 years.

Note 8. Treasury Stock

The following table summarizes treasury stock activity for the three and six months ended September 30, 2013 and 2012:

Three Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
September 30, 2013	10,054	$10	$1.06

September 30, 2012	17,417	$24	$1.36

Six Months Ended
September 30, 2013	25,525	$28	$1.11

September 30, 2012	17,417	$24	$1.36

The shares were purchased from management to cover income tax withholdings upon the lapse of restrictions on their restricted stock awards. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement in the future.

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

The following table presents key financial highlights, by reportable segments:

Three Months Ended	Medical	Industrial	Adjustments *	Consolidated
September 30, 2013
Net sales	$3,399	$569	$-	$3,968
Gross profit	981	214	-	1,195
Operating (loss) income	(1,345)	62	-	(1,283)
Interest expense, net	(43)	-	-	(43)
Depreciation and amortization	170	3	-	173
Stock-based compensation expense(1)	(221)	(6)	-	(227)
Total assets	11,240	1,333	(1,840)	10,733
Expenditures for fixed assets	46	-	-	46

September 30, 2012
Net sales	$2,724	$1,015	$-	$3,739
Gross profit	746	324	-	1,070
Operating (loss) income	(2,688)	67	-	(2,621)
Interest expense, net	(236)	-	-	(236)
Depreciation and amortization	196	6	-	202
Stock-based compensation expense	560	9	-	569
Total assets	12,751	1,753	(1,974)	12,530
Expenditures for fixed assets	19	-	-	19

Six Months Ended
September 30, 2013
Net sales	$6,428	$1,192	$-	$7,620
Gross profit	1,774	501	-	2,275
Operating (loss) income	(3,732)	60	-	(3,672)
Interest expense, net	(84)	-	-	(84)
Depreciation and amortization	355	7	-	362
Stock-based compensation expense(1)	309	19	-	328
Expenditures for fixed assets	46	-	-	46

September 30, 2012
Net sales	$5,220	$1,915	$-	$7,135
Gross profit	1,341	642	-	1,983
Operating (loss) income	(5,032)	107	-	(4,925)
Interest expense, net	(429)	-	-	(429)
Depreciation and amortization	393	13	-	406
Stock-based compensation expense	960	52	-	1,012
Expenditures for fixed assets	55	-	-	55

	September 30,
* Adjustments	2013	2012
Intercompany eliminations	$(1,154)	$(1,288)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(1,840)	$(1,974)

(1) Reflects reversal of stock-based compensation expense of $289 thousand for the cancellation of unvested stock options granted to our former President and Chief Executive Officer, Cynthia F. Ansari.

The following table presents the reconciliation to loss before provision for income taxes for the three and six months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Six Months Ended September 30,
Reconciliation to loss before provision for income taxes:	2013	2012	2013	2012
Operating loss	$(1,283)	$(2,621)	$(3,672)	$(4,925)
Interest expense, net	(43)	(236)	(84)	(429)
Other, net	6	(35)	2	(40)
Debt cost expense	-	(128)	-	(272)
Loss on extinguishment of debt	-	(1,244)	-	(1,244)
Loss before provision for income taxes	$(1,320)	$(4,264)	$(3,754)	$(6,910)

Note 10. Subsequent Event

On October 7, 2013, we borrowed $1.0 million of the $3.5 million commitment under the 2013 Note. At the time of the borrowing, the 2013 Note conversion price of $0.89 was below the closing bid price of our common stock of $0.95, which resulted in a beneficial conversion feature. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible) at the date of borrowing.

The beneficial conversion feature of the $1.0 million borrowing on October 7, 2013 amounted to $67 thousand, which will be recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amount will be amortized over a five-year period from the borrowing date to the Maturity Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business Overview

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

●

Pulmonology / Critical Care – we manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians.

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
●

Spine – we supply our flexible video surgical endoscope systems to SpineView for use with SpineView’s space creator product to provide direct visualization for minimally invasive spine surgery procedures.

The following table summarizes the products we sell in each market space and the distribution network we use to market and sell those products:

Market	Products	Distribution Network
Urology	URT-7000 Video Ureteroscope	Stryker*
	CST-5000 Video Cystoscope	Stryker*; international distributors
	CST-4000 Fiber Cystoscope	Stryker*; international distributors
	DPU-5050 Digital Processing Unit	International distributors
	DPU-7000 Digital Processing Unit	International distributors
	EndoSheath technology (cystoscopy only)	Stryker*; international distributors
	Peripherals and accessories	Stryker*; international distributors

ENT	ENT-5000 Video Endoscope	U.S. sales force; international distributors
	ENT-4500 Fiber Endoscope	U.S. sales force; international distributors
	ENT-4000 Fiber Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

TNE	TNE-5000 Video Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Pulmonology	BRS-5000 Video Bronchoscope	U.S. sales force; international distributors
	BRS-4000 Fiber Bronchoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Spine	SPV-7000 Video Endoscope	SpineView
	DPU-7000 Digital Processing Unit	SpineView
	Peripherals and accessories	SpineView

* North America, South America, Latin America, China, and Japan

Our proprietary reusable flexible endoscope is combined with a single-use, sterile protective EndoSheath disposable, which is placed over the patient contact area of the scope. Our “always sterile” EndoSheath technology reduces the risks of cross-contamination associated with the reuse (or “reprocessing”) of conventional endoscopes, which are difficult, costly, and time consuming to clean and disinfect or sterilize. The use of our EndoSheath technology allows healthcare providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the U.S. Food and Drug Administration (the “FDA”) for conventional endoscopes. The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings. With our EndoSheath technology we are able to reduce the number of steps to reprocess flexible endoscopes from approximately 27 to three, thereby lowering costs and saving time. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

Our goal is to become a customer-centric organization with a focus on enhancing stockholder value. We are doing this by:

●	Enhancing our sales force in the U.S. through continued sales training and development;
●	Targeting acute care facilities and office-based clinics that recognize patient safety and the patient experience as a primary value position;
●	Capitalizing on our extensive and relevant library of published clinical studies on the efficacy and safety of our EndoSheath technology; and
●	Enhancing our professional educational programs to allow healthcare professionals to teach other healthcare professionals.

As we look forward, we believe that our visualization platform and EndoSheath technology provide a strong platform to drive top-line sales growth, improve our operating efficiency, and increase our margins. At Vision-Sciences, we are guided by our mission to focus on innovative technologies that improve patient care and reduce costs to the healthcare system. We will continue to pursue this goal by working with physicians who strive to improve their patients’ quality of life. We believe that our renewed focus on the areas where we have had historical success will help us to become a more financially secure company.

New Product Releases

7000 Series Vision System®

In April 2013, we introduced our next generation video processor platform, the 7000 Series Vision System®, at the annual Combined Otolaryngology Spring Meeting (“COSM”) in Orlando, Florida. Designed to provide users with a powerful, efficient, and easy-to-use system, the 7000 Series Vision System is the first endoscopy platform to include video, audio, archiving, and workflow enhancements in a single standalone unit. The all-in-one, “plug-and-play” platform provides vibrant, high-resolution imaging that can be effortlessly recorded for future assessment or on-the-spot review with the patient post-procedure, enhancing both the practice workflow and the patient experience.

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

Flexible Ureteroscope

In December 2012, Stryker began to ship a new flexible ureteroscope, the URT-7000 video ureteroscope, to its customers, and customer feedback has been strong. This flexible ureteroscope is primarily used in the operating room, which represents approximately 30% of the overall urology market. Stryker added dedicated sales specialists, augmenting its 250-person endoscopy sales force that currently promotes our urology products.

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

Patents

We hold 17 U.S. patents, and we have 10 U.S. patent applications pending. In addition, we have 16 foreign patents issued and have 6 foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related. The issued patents will expire on various dates in the years 2014 through 2029.

Trademark Property

We own the trademarks Vision SciencesTM and Slide-OnTM and the registered trademarks EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

Debt Arrangements – Related Party

Convertible Promissory Notes

On September 25, 2013 (the “Effective Date”), we entered into a new $3.5 million revolving convertible promissory note (the “2013 Note”) with Mr. Pell. The 2013 Note accrues annual interest, payable annually, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the Effective Date (the “Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. As we draw upon the note, a beneficial conversion feature will be recorded if the market price of our common stock increases after the Effective Date. From the Effective Date to September 30, 2013, the conversion price of the 2013 Note was below the market price of our common stock.

The outstanding principal amount of the 2013 Note is convertible at any time prior to the Maturity Date, at Mr. Pell’s option, into shares of our Common Stock at a price of $0.89, the closing bid price of our common stock on the Effective Date.

On September 19, 2012 (the “Replacement Note Effective Date”), we entered into a $20.0 million revolving convertible promissory note (the “Replacement Note”) with Mr. Pell. The Replacement Note (i) consolidated and restructured the $15.0 million in aggregate borrowings collectively outstanding under an Amended and Restated Loan Agreement, dated September 30, 2011, between us and Mr. Pell (the “Original Agreement”) and a separate promissory note, dated July 25, 2012, between us and Mr. Pell, and (ii) provided $5.0 million in additional borrowings.

The Replacement Note accrues annual interest, payable annually, at the rate of 0.84%. The Replacement Note must be repaid in full on or before the fifth anniversary of the Replacement Note Effective Date (the “Replacement Note Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the Replacement Note upon an event of default, as defined in the Replacement Note.

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date.

At September 30, 2013, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet, and no outstanding principal borrowings under the 2013 Note. At September 30, 2013, we had $150 thousand in accrued interest under the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet, and no accrued interest under the 2013 Note. On October 7, 2013, we borrowed $1.0 million of the $3.5 million commitment under the 2013 Note.

Letter Agreement

Pursuant to a letter agreement dated June 21, 2013, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2014 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. As of September 30, 2013, we had not utilized the financial assistance agreement.

Results of Operations (in thousands, except percentages)

Net Sales

In our medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories which can be sold to more than one market. Net sales by operating segment and by market/category for the three and six months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Market/Category	2013	2012	Change	2013	2012	Change
Urology	$1,681	$888	89%	$3,542	$1,944	82%
ENT	403	587	-31%	743	1,019	-27%
TNE	355	334	6%	558	510	9%
Pulmonology	395	162	144%	481	287	68%
Spine	-	181	-100%	-	440	-100%
Repairs, peripherals, and accessories	565	572	-1%	1,104	1,020	8%
Total medical sales	3,399	2,724	25%	6,428	5,220	23%
Borescopes	385	842	-54%	819	1,473	-44%
Repairs	184	173	6%	373	442	-16%
Total industrial sales	569	1,015	-44%	1,192	1,915	-38%
Net sales	$3,968	$3,739	6%	$7,620	$7,135	7%

Net sales increased $0.2 million (6%) in the second quarter of fiscal 2014 to $4.0 million compared to $3.7 million in the second quarter of fiscal 2013. During the second quarter of fiscal 2014, our medical segment’s net sales of $3.4 million increased by $0.7 million (25%), primarily attributable to higher sales to Stryker of our endoscopes and EndoSheath technology in the urology market. Our industrial segment’s net sales of $0.6 million decreased by $0.4 million (44%), primarily attributable to lower demand of our engine turning tools, which are used with our 2mm video-based borescopes.

Net sales increased $0.5 million (7%) in the first half of fiscal 2014 to $7.6 million compared to $7.1 million in the first half of fiscal 2013. During the first half of fiscal 2014, our medical segment’s net sales of $6.4 million increased by $1.2 million (23%), primarily attributable to higher sales to Stryker of our endoscopes and EndoSheath technology in the urology market. Our industrial segment’s net sales of $1.2 million decreased by $0.7 million (38%), primarily attributable to lower demand of our 2mm video-based borescopes and engine turning tools.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Six Months Ended September 30,
Market/Category	2013	2012	Change	2013	2012	Change
Urology
Endoscopes	$975	$361	170%	$2,011	$936	115%
EndoSheath technology	706	527	34%	1,531	1,008	52%
Total urology market	1,681	888	89%	3,542	1,944	82%

ENT
Endoscopes	403	587	-31%	743	1,019	-27%

TNE
Endoscopes	302	288	5%	455	433	5%
EndoSheath technology	53	46	15%	103	77	34%
Total TNE market	355	334	6%	558	510	9%

Pulmonology
Endoscopes	358	126	184%	388	206	88%
EndoSheath technology	37	36	3%	93	81	15%
Total pulmonology market	395	162	144%	481	287	68%

Spine
Endoscopes	-	181	-100%	-	440	-100%

Repairs, peripherals, and accessories	565	572	-1%	1,104	1,020	8%
Total medical sales	$3,399	$2,724	25%	$6,428	$5,220	23%

Product
Endoscopes	$2,038	$1,543	32%	$3,597	$3,034	19%
EndoSheath technology	796	609	31%	1,727	1,166	48%
Repairs, peripherals, and accessories	565	572	-1%	1,104	1,020	8%
Total medical sales	$3,399	$2,724	25%	$6,428	$5,220	23%

Net sales to the urology market during the second quarter and first half of fiscal 2014 increased by $0.8 million (89%) and $1.6 million (82%), respectively, compared to the same periods in fiscal 2013. The year-over-year increase was primarily attributable to the higher sales of our endoscopes and EndoSheath technology products to Stryker. Net sales to Stryker were up $0.8 million (204%) and $1.3 million (133%) in the second quarter and first half of fiscal 2014, respectively. We also achieved solid growth of 36% of our EndoSheath technology in the international markets during the first half of fiscal 2014 ($0.3 million, or 36%).

Net sales to the ENT market during the second quarter and first half of fiscal 2014 decreased by $184 thousand (31%) and $276 thousand (27%), respectively, compared to the same periods in fiscal 2013. We recently renewed our sales effort in the ENT market after spending the second half of fiscal 2013 and most of the first quarter of fiscal 2014 focusing on the TNE and pulmonology market opportunities. We believe this change will enable us to grow this product line’s sales over the next several quarters.

Net sales to the TNE (surgical and GI) market during the second quarter and first half of fiscal 2014 increased by $21 thousand (6%) and $48 thousand (9%), respectively, compared to the same periods in fiscal 2013. Higher average selling prices (“ASP’s”) of our surgical endoscopic platform (TNE-5000 video endoscope and digital processing unit) and an increase in demand for our EndoSheath technology contributed to the year-over-year growth. Our platform ASP’s increased by 12% and 22% in the second quarter and first half of fiscal 2014, respectively. We are encouraged by the continued adoption of our EndoSheath technology as evidenced by the 26% unit volume increase during the first half of fiscal 2014 compared to the same period in fiscal 2013.

Net sales to the pulmonology (critical care) market during the second quarter and first half of fiscal 2014 increased by $233 thousand (144%) and $194 thousand (68%), respectively, compared to the same periods in fiscal 2013. The increases were primarily attributable to higher demand of our critical care platform (BRS-5000 video bronchoscope and digital processing unit) in the U.S. and fiber bronchoscopes worldwide. We continue to focus our efforts on increasing our installed base to drive further adoption of our EndoSheath technology in this market.

Net sales to SpineView during the second quarter and first half of fiscal 2014 decreased by $181 thousand (100%) and $440 thousand (100%), respectively, compared to the same periods in fiscal 2013. In December 2012, SpineView received 510(k) clearance from the FDA to use our system for spine applications. With this clearance and the units supplied from the initial stocking order, the balance of which was fulfilled during fiscal 2013, SpineView continues to conduct clinical preference trials for minimally invasive spine surgeries. As a result, we do not anticipate any sales to SpineView during the remainder of fiscal 2014.

Net sales of repairs, peripherals, and accessories during the second quarter and first half of fiscal 2014 decreased by $7 thousand (1%) and increased by $84 thousand (8%), respectively, compared to the same periods in fiscal 2013. The year-over-year growth in the first half of fiscal 2014 was primarily attributable to an increase in sales of our peripherals and accessories ($189 thousand, or 46%).

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three and six months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Gross Profit	2013	2012	Change	2013	2012	Change
Medical	$981	$746	32%	$1,774	$1,341	32%
As percentage of net sales	28.9%	27.4%	1.5%	27.6%	25.7%	1.9%
Industrial	214	324	-34%	501	642	-22%
As percentage of net sales	37.6%	31.9%	5.7%	42.0%	33.5%	8.5%
Gross profit	$1,195	$1,070	12%	$2,275	$1,983	15%
Gross margin percentage	30.1%	28.6%	1.5%	29.9%	27.8%	2.1%

The gross margin percentage was 30.1% in the second quarter of fiscal 2014 compared to 28.6% in the second quarter of fiscal 2013. The gross margin percentage was 29.9% in the first half of fiscal 2014 compared to 27.8% in the first half of fiscal 2013. The year-over-year improvement in our gross margin percentage was primarily attributable to the following:

●

Favorable manufacturing absorption from higher production of our urology endoscopes and EndoSheath technology (gross margin percentage impact of 1.8% and 1.1% in the second quarter and first half of fiscal 2014, respectively); and

●	Favorable purchase price variance (gross margin percentage impact of 1.1% in the first half of fiscal 2014).

Operating Expenses

Operating expenses by operating segment for the three and six months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Operating Expenses	2013	2012	Change	2013	2012	Change
SG&A expenses
Medical	$1,898	$2,907	-35%	$4,659	$5,359	-13%
Industrial	152	257	-41%	441	535	-18%
Total SG&A expenses	2,050	3,164	-35%	5,100	5,894	-13%
R&D expenses
Medical	428	527	-19%	847	1,014	-16%
Industrial	-	-	-	-	-	-
Total R&D expenses	428	527	-19%	847	1,014	-16%
Total operating expenses	$2,478	$3,691	-33%	$5,947	$6,908	-14%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses during the second quarter and first half of fiscal 2014 decreased by $1.1 million (35%) and $0.8 million (13%), respectively, compared to the same periods in fiscal 2013. The year-over-year decreases were primarily attributable to the following:

●

Lower stock-based compensation expense of $0.8 million and $0.6 million in the second quarter and first half of fiscal 2014, respectively. The fiscal 2014 periods benefited from the reversal of stock-based compensation expense for our former President and Chief Executive Officer, Cynthia F. Ansari ($0.3 million); and

●

Lower corporate salaries and benefits expenses of $0.4 million and $0.2 million in the second quarter and first half of fiscal 2014, respectively. We recorded a one-time severance pay of $0.3 million for our former our former VP, Corporate Development and Chief Financial Officer, Katherine L. Wolf, in the second quarter of fiscal 2013, which was not repeated in the current fiscal year.

Research & Development (“R&D”) Expenses

R&D expenses during the second quarter and first half of fiscal 2014 decreased by $0.1 million (19%) and $0.2 million (16%), respectively, compared to the same periods in fiscal 2013. The decreases were primarily attributable to lower product development costs associated with our next generation digital processing unit, the DPU-7000, which we launched in March 2013 and introduced at COSM in April 2013 ($0.1 million in the second quarter and first half of fiscal 2014). As we continue our development of an innovative product pipeline we expect our R&D expenses to increase over the next several quarters.

Other (Expense) Income

Other (expense) income for the three and six months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Other (Expense) Income	2013	2012	Change	2013	2012	Change
Interest income	$1	$1	0%	$1	$2	-50%
Interest expense	(44)	(237)	-81%	(85)	(431)	-80%
Other, net	6	(35)	-117%	2	(40)	-105%
Debt cost expense	-	(128)	-100%	-	(272)	-100%
Loss on extinguishment of debt	-	(1,244)	-100%	-	(1,244)	-100%
Other expense	$(37)	$(1,643)	-98%	$(82)	$(1,985)	-96%

Other expense during the second quarter and first half of fiscal 2014 decreased by $1.6 million (98%) and $1.9 million (96%), respectively, compared to the same periods in fiscal 2013. In the fiscal 2013 periods, we recognized a loss on the extinguishment of debt as a result of the $20 million convertible debt with Mr. Pell and the termination of the previous debt arrangements with him. This one-time charge was not repeated in the current fiscal year.

Net Loss

Net loss for the three and six months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
Net Loss	2013	2012	Change	2013	2012	Change
Loss before provision for income taxes	$(1,320)	$(4,264)	-69%	$(3,754)	$(6,910)	-46%
Income tax (benefit) provision	3	-	n/a	3	1	200%
Net loss	$(1,323)	$(4,264)	-69%	$(3,757)	$(6,911)	-46%

Net loss during the second quarter and first half of fiscal 2014 improved by $2.9 million and $3.2 million, respectively, compared to the same periods in fiscal 2013. Lower operating expenses ($1.2 million and $1.0 million in the second quarter and first half of fiscal 2014, respectively) and the loss on the extinguishment of debt of $1.2 million that was not repeated in the current fiscal year periods were the primary drivers for the year-over-year net loss improvement.

Liquidity, Capital Resources, and Outlook

The following table summarizes selected financial information and statistics as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Cash and cash equivalents	$455	$788
Accounts receivable, net	$2,815	$3,624
Inventories, net	$5,683	$5,158
Working capital	$6,621	$6,957

At September 30, 2013, our principal source of liquidity was working capital of approximately $6.6 million, including $0.5 million in cash and cash equivalents. Our cash and cash equivalents decreased $0.3 million during the first half of fiscal 2014. The decrease was primarily attributable to cash used to fund out operations and cover the net loss of $3.8 million sustained during the period, partially offset by the cash proceeds from the convertible debt arrangement with Mr. Pell.

In the first half of fiscal 2014, we used $3.2 million of net cash in our operating activities compared to $5.5 million in the first half of fiscal 2013. The improvement in cash used in operations was primarily attributable to higher accounts receivable collections during the current fiscal year period (a favorable change of $1.4 million). In addition, over the past eighteen months, management has made a concerted effort to control costs and reduce operating expenses as evidenced by the 25% improvement in operating loss and lower cash usage during the first half of fiscal 2014.

In the first half of fiscal 2014, we used $43 thousand of net cash in our investing activities compared to $50 thousand in the first half of fiscal 2013. Lower capital expenditures during the current fiscal year period were the primary driver for the slight decrease in cash used (a favorable change of $9 thousand).

In the first half of fiscal 2014, we provided $2.9 million of net cash from our financing activities compared to $5.9 million in the first half of fiscal 2013. The decrease was primarily attributable to lower net proceeds received from the long-term debt arrangements with Mr. Pell ($2 million difference) and the sale of common stock to Lincoln Park Capital during the prior fiscal year period ($0.9 million).

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development, and general business operations. As of September 30, 2013, we had cash and cash equivalents totaling approximately $0.5 million. We expect that our cash at September 30, 2013, together with the $3.5 million of capital available under a convertible note dated September 25, 2013 and $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2014, under a letter agreement dated June 21, 2013 with Mr. Pell (see Debt Arrangements – Related Party section for additional information), should be sufficient to fund our operations through at least September 30, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer (“Interim CEO”) and our Principal Financial Officer and Principal Accounting Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our Interim CEO and our PFO, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Interim CEO and our PFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development, and general business operations. As of September 30, 2013, we had cash and cash equivalents totaling approximately $0.5 million. We expect that our cash at September 30, 2013, together with the $3.5 million of capital available as of September 30, 2013 under a convertible note dated September 25, 2013 (the “2013 Note”) and $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2014, under a letter agreement dated June 21, 2013 with Lewis C. Pell, our Chairman (the “Letter Agreement”) (see Note 5. Convertible Debt – Related Party for additional information), should be sufficient to fund our operations through at least September 30, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2013 Note or the Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our officers and directors have the ability to exercise significant control over the Company

As of September 30, 2013, our officers and directors owned an aggregate of approximately 37.2% of our outstanding common stock. Under a convertible note dated September 19, 2012 (the “Replacement Note”), Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $20.0 million as of September 30, 2013, into 16,666,666 shares of our common stock. The conversion of the Replacement Note would increase the aggregate ownership of our officers and directors to approximately 53.8% of our common stock. Under a convertible note dated September 25, 2013 (the “2013 Note”), Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was zero as of September 30, 2013, into shares of our common stock. On October 7, 2013, we borrowed $1.0 million of the $3.5 million commitment under the 2013 Note, which principal balance is convertible into 1,123,595 shares of our common stock. The conversion of the 2013 Note would increase the aggregate ownership of our officers and directors to approximately 54.6% of our common stock. As such, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on repurchases by us of our common stock during the three months ended September 30, 2013:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
07/01/13 - 07/31/13	10,054	$1.06	-	-
08/01/13 - 08/31/13	-	-	-	-
09/01/13 - 09/30/13	-	-	-	-
Total	10,054	$1.06	-	-

The shares were purchased from our former President and Chief Executive Officer, Cynthia F. Ansari, to cover income tax withholdings as a result of the lapsing of restrictions on her restricted stock award. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement in the future.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits
10.1*	† Employment Letter dated September 10, 2013 between the Company and Keith Darragh
10.2

Promissory Note made by Vision-Sciences, Inc. in favor of Lewis C. Pell, dated September 25, 2013 (incorporated by reference to Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed September 30, 2013)

31.1	Certifications of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Interim Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.1PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.
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

VISION-SCIENCES, INC.

Date: November 12, 2013	/s/ Howard I. Zauberman
Howard I. Zauberman
Interim Chief Executive Officer (Duly Authorized Officer)

Date: November 12, 2013	/s/ Keith J. C. Darragh
Keith J. C. Darragh
VP, Finance, Principal
Financial Officer, and
Principal Accounting Officer