Form 10-Q
period 2013-12-31
VISION SCIENCES INC /DE/
filed 2014-02-14
CIK 894237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2014:

Common Stock, par value of $0.01 per share	47,554,852
(Title of Class)	(Number of Shares)

sdf

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net sales	$4,507	$3,952	$12,127	$11,087
Cost of sales	3,129	2,820	8,474	7,973
Gross profit	1,378	1,132	3,653	3,114

Selling, general, and administrative expenses	2,304	2,311	7,404	8,205
Research and development expenses	552	347	1,399	1,361
Operating loss	(1,478)	(1,526)	(5,150)	(6,452)

Interest income	-	1	1	4
Interest expense	(58)	(36)	(143)	(467)
Other, net	(18)	(6)	(16)	(47)
Debt cost expense	-	-	-	(272)
Loss on extinguishment of debt	-	-	-	(1,244)
Loss before provision for income taxes	(1,554)	(1,567)	(5,308)	(8,478)
Income tax provision	8	10	11	10
Net loss	$(1,562)	$(1,577)	$(5,319)	$(8,488)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.12)	$(0.18)

Weighted average shares used in computing net loss per common share - basic and diluted	46,163	46,051	46,139	45,902

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2013	March 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,122	$788
Accounts receivable, less allowances of $106 and $113, respectively	3,410	3,624
Inventories, net	5,394	5,158
Prepaid expenses and other current assets	313	276
Total current assets	10,239	9,846

Machinery and equipment	3,456	3,489
Demo equipment	1,268	1,101
Furniture and fixtures	225	225
Leasehold improvements	372	372
Property and equipment, at cost	5,321	5,187
Less—accumulated depreciation and amortization	4,142	3,733
Total property and equipment, net	1,179	1,454
Other assets, net	67	77
Total assets	$11,485	$11,377

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,085	$1,300
Accrued expenses	897	728
Accrued compensation	648	656
Deferred revenue	183	130
Capital lease obligations	34	75
Total current liabilities	2,847	2,889

Convertible debt—related party, net	21,804	17,000
Deferred revenue, net of current portion	76	62
Capital lease obligations, net of current portion	-	22
Total liabilities	24,727	19,973

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued and outstanding—47,614 shares and 46,249 shares, respectively	476	463
Additional paid-in capital	101,507	100,819
Treasury stock at cost, 59 shares and 34 shares of common stock, respectively	(78)	(50)
Accumulated deficit	(115,147)	(109,828)
Total stockholders’ deficit	(13,242)	(8,596)
Total liabilities and stockholders’ deficit	$11,485	$11,377

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except per share amounts)

(Unaudited)

	Common Stock		Additional	Treasury Stock			Total
	Number of Shares	Par Value	Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2013	46,249	$463	$100,819	34	$(50)	$(109,828)	$(8,596)
Issuance of restricted stock awards	1,365	13	(13)	-	-	-	-
Common stock repurchased	-	-	-	25	(28)	-	(28)
Beneficial conversion feature	-	-	202	-	-	-	202
Stock-based compensation expense	-	-	499	-	-	-	499
Net loss	-	-	-	-	-	(5,319)	(5,319)
Balance at December 31, 2013	47,614	$476	$101,507	59	$(78)	$(115,147)	$(13,242)

See accompanying notes to condensed consolidated financial statements.

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,319)	$(8,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532	603
Stock-based compensation expense	499	1,209
Provision for (recovery of) bad debt expenses	16	(4)
Loss on disposal of fixed assets	5	51
Non-cash interest expense	6	-
Debt cost expense	-	272
Loss on extinguishment of debt	-	1,244
Changes in assets and liabilities:
Accounts receivable	198	(684)
Inventories	(465)	(1,062)
Prepaid expenses and other current assets	(37)	(21)
Other assets	10	-
Accounts payable	(215)	334
Accrued expenses	169	(325)
Accrued compensation	(8)	192
Deferred revenue	67	49
Advances from customers	-	(529)
Net cash used in operating activities	(4,542)	(7,159)
Cash flows from investing activities:
Purchases of property and equipment	(53)	(93)
Proceeds from disposal of fixed assets	3	5
Net cash used in investing activities	(50)	(88)
Cash flows from financing activities:
Proceeds from issuance of convertible debt—related party	5,000	-
Proceeds from promissory note—related party	-	5,000
Net proceeds from sale of common stock	-	878
Proceeds from exercise of stock options	-	99
Common stock repurchased	(28)	(36)
Payments of capital leases	(46)	(73)
Net cash provided by financing activities	4,926	5,868
Net increase (decrease) in cash and cash equivalents	334	(1,379)
Cash and cash equivalents at beginning of period	$788	$2,674
Cash and cash equivalents at end of period	$1,122	$1,295

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$589
Income taxes	$11	$17

Non-cash financing activities:
Beneficial conversion feature	$202	$-
Net transfers of inventory to fixed assets for use as demonstration equipment	$229	$151

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development, and general business operations. As of December 31, 2013, we had cash and cash equivalents totaling approximately $1.1 million. We expect that our cash at December 31, 2013, together with the $1.5 million of capital available as of December 31, 2013 under a $3.5 million revolving convertible promissory note dated September 25, 2013 (the “2013 Note”) and up to $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2014, under a letter agreement dated June 21, 2013 with Lewis C. Pell, our Chairman (the “Letter Agreement”) (see Note 5. Convertible Debt – Related Party for additional information), should be sufficient to fund our operations through at least December 31, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2013 Note or the Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Fair Value Measurements

The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued compensation, and capital lease obligations approximate fair value due to their short-term nature. The fair value of our convertible debt – related party is based on its face value, which is equal to its net carrying value.

In determining the fair value of the convertible debt – related party, we analyzed its attributes (coupon rate, conversion price, and the percentage of market cap the face value of the debt instrument was prior to the announcement of the debt) as compared to public company convertible debt issuances for an eleven (11) to sixteen (16) month period in the healthcare industry. We determined the convertible debt was not issued at a discount as its fair value was equal to its face (carrying) value.

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

The following table summarizes net sales to our most significant customer during the three and nine months ended December 31, 2013, which is our only customer that accounted for more than 10% of total net sales and total accounts receivable, net, during such periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Customer
Stryker	$1,202	$923	$3,548	$1,931
Percentage of total net sales	27%	23%	29%	17%
Percentage of total accounts receivable, net	31%	33%	31%	33%

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

The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of December 31, 2013 and 2012.

	December 31,
	2013	2012
Convertible debt	18,913,857	12,500,000
Stock options	4,341,174	5,982,069
Warrants	1,880,620	1,880,620
Restricted stock	1,366,652	146,825
Total anti-dilutive securities	26,502,303	20,509,514

Note 3.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	December 31, 2013	March 31, 2013
Raw materials	$4,342	$4,352
Work in process	406	427
Finished goods	646	379
Inventories, net	$5,394	$5,158

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 4.  Supply Agreements

We are the exclusive supplier of the following Stryker-branded flexible endoscopes and co-branded EndoSheath technology:

Market	Product	Term
Urology	URT-7000 Video Ureteroscope	3-year agreement (December 2012 - December 2015)
	CST-5000 Video Cystoscope	3-year agreement (April 2011 - April 2014)
	CST-4000 Fiber Cystoscope	3-year agreement (April 2011 - April 2014)
	EndoSheath technology (cystoscopy only)	3-year agreement (April 2011 - April 2014)
	Peripherals and accessories (ureteroscopy)	3-year agreement (December 2012 - December 2015)
	Peripherals and accessories (cystoscopy)	3-year agreement (April 2011 - April 2014)

Until the expiration dates noted, Stryker has the exclusive rights to distribute products we manufacture in North America, South America, Latin America, China, and Japan. Although Stryker was to receive the exclusive rights for the rest of the world in April 2012, we reached an agreement with Stryker to delay this launch indefinitely. With respect to the products for which the exclusive relationship with Stryker expires in April 2014, there can be no assurance that we will be able to successfully negotiate the continuation of such exclusivity with Stryker beyond the expiration date on favorable terms, if at all.

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

Note 5.  Convertible Debt – Related Party

Convertible Promissory Notes

On September 25, 2013 (the “Effective Date”), we entered into the 2013 Note with Mr. Pell, which made $3.5 million of capital available to us. The 2013 Note accrues annual interest, payable annually, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the Effective Date (the “Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the Effective Date. At December 31, 2013, we had outstanding principal borrowings of $2.0 million, gross of the amount recognized as a beneficial conversion feature, under the 2013 Note.

As we draw upon the 2013 Note, a beneficial conversion feature will be recorded if the market price of our common stock increases after the Effective Date. The following table summarizes the beneficial conversion feature amounts recorded as of December 31, 2013:

Date	Borrowing Amount	Convertible Shares	Share Price	Gross Beneficial Conversion Feature
October 7, 2013	$1,000	1,123,595	$0.95	$67
November 26, 2013	1,000	1,123,595	1.01	135
	$2,000	2,247,190		$202

The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized over a five-year period from the borrowing date to the Maturity Date. At December 31, 2013, the unamortized convertible debt discount balance was $196 thousand and is expected to be recognized over a period of approximately 4.7 years.

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

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At December 31, 2013, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet.

The following table is a summary of our convertible debt-related party at December 31, 2013:

Convertible Debt—Related Party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	2,000	(196)	1,804
	$22,000	$(196)	$21,804

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

Debt cost expense related to the stock warrants and interest expense related to the availability fee, accrued interest on outstanding borrowings, and amortization of the convertible debt discount for the three and nine months ended December 31, 2013 and 2012 were recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Debt cost expense	$-	$-	$-	$272
Interest expense	56	32	137	454

At December 31, 2013, we had an aggregate amount of $201 thousand in accrued interest under the Replacement Note and the 2013 Note, which is included in accrued expenses on our condensed consolidated balance sheet.

Letter Agreement

Pursuant to the Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2014 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. As of December 31, 2013, we had not utilized the financial assistance agreement.

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

Stock Options

The following table summarizes stock options activity for the nine months ended December 31, 2013:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2013	5,780,608	$0.79	–	$4.88	$2.09	6.6
Granted	966,000	$0.90	–	$1.09	1.00
Exercised	-		-		-
Canceled (1)	(2,405,434)	$0.95	–	$3.62	2.21
Outstanding at December 31, 2013	4,341,174	$0.85	–	$4.88	$1.80	6.1
Exercisable at December 31, 2013	3,430,403	$0.85	–	$4.88	$1.93	5.3
Vested and expected to vest at December 31, 2013	4,259,506	$0.85	–	$4.88	$1.81	6.0

(1) Includes cancellation of unvested stock options granted to our former President and Chief Executive Officer, Cynthia F. Ansari (1,125,000 stock options), and our former VP, Corporate Development and Chief Financial Officer, Katherine L. Wolf (612,458 stock options).

The weighted average fair value of options granted during the three months ended December 31, 2013 and 2012 was $0.56 and $0.79 per share, respectively. The weighted average fair value of options granted during the nine months ended December 31, 2013 and 2012 was $0.65 and $0.92 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $37 thousand for stock options outstanding, $29 thousand for stock options exercisable, and $36 thousand for stock options vested and expected to vest as of December 31, 2013. The total intrinsic value for stock options exercised during the three and nine months ended December 31, 2012 was approximately $2 thousand and $25 thousand, respectively. There were no stock options exercised during the three and nine months ended December 31, 2013.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended December 31, 2013:

	Number of Shares	Weighted Average Grant Price
Nonvested at March 31, 2013	122,044	$2.37
Granted	1,365,000	1.00
Vested	(120,392)	1.74
Forfeited	-	-
Nonvested at December 31, 2013	1,366,652	$1.06

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

On November 26, 2013 (the “Appointment Date”), at the time of his appointment as President and Chief Executive Officer, Howard Zauberman was granted 1,200,000 shares of restricted stock, which is included in the number granted during the three and nine months ended December 31, 2013. The restrictions on Mr. Zauberman’s restricted stock will lapse over four years (subject to further vesting as described below) commencing on the Appointment Date as follows: up to 300,000 shares become unrestricted each year, upon Mr. Zauberman’s achievement of predetermined Company milestones and individual performance objectives (the “Milestones”) based on a plan developed to be by Mr. Zauberman and approved by the Board within 90 days of the Appointment Date (the “Plan”). If a Milestone is not achieved, the shares of restricted stock tied to that Milestone are cancelled.

Those restricted shares for which restrictions have been removed as a result of Mr. Zauberman’s achieving Milestones as described above will then vest in four equal annual installments (each, a “Full Vesting Date”). If prior to a Full Vesting Date, Mr. Zauberman’s service to us is terminated for cause (as defined in his employment agreement), or if Mr. Zauberman voluntarily terminates his service with us, then the restricted shares that have not yet vested will be forfeited (even if a Milestone has previously been achieved with respect to such shares). If Mr. Zauberman is terminated without cause (as defined in his employment agreement), then all restricted shares for which restrictions have been removed will vest, but any restricted shares for which a Milestone has not yet been met shall be cancelled.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Risk-free interest rate	1.38%	0.91%	1.21%	1.02%
Expected life (in years)	5.1	6.3	5.4	6.4
Expected volatility	73%	81%	78%	84%
Expected dividend yield	--	--	--	--

We determine stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognize expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

Stock-based compensation expense for the three and nine months ended December 31, 2013 and 2012 was recorded in our condensed consolidated statement of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost of sales	$15	$6	$57	$75
Selling, general, and administrative expenses (1)	150	185	415	1,092
Research and development expenses	6	6	27	42
Total stock-based compensation expense	$171	$197	$499	$1,209

(1) Reflects reversal of stock-based compensation expense of $289 thousand in the nine months ended December 31, 2013 for the cancellation of unvested stock options granted to our former President and Chief Executive Officer, Cynthia F. Ansari.

At December 31, 2013, unrecognized stock-based compensation expense related to stock options was approximately $0.6 million and is expected to be recognized over a weighted average period of approximately 2.6 years. At December 31, 2013, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 6.6 years.

Note 8.  Treasury Stock

The following table summarizes treasury stock activity for the three and nine months ended December 31, 2013 and 2012:

Three Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
December 31, 2013	-	-	-

December 31, 2012	9,912	$12	$1.26

Nine Months Ended
December 31, 2013	25,525	$28	$1.11

December 31, 2012	27,329	$36	$1.32

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

The following table presents key financial highlights, by reportable segments:

Three Months Ended	Medical	Industrial	Adjustments *	Consolidated
December 31, 2013
Net sales	$3,586	$921	$-	$4,507
Gross profit	996	382	-	1,378
Operating (loss) income	(1,676)	198	-	(1,478)
Interest expense, net	(58)	-	-	(58)
Depreciation and amortization	168	2	-	170
Stock-based compensation expense	160	11	-	171
Total assets	11,736	1,591	(1,842)	11,485
Expenditures for fixed assets	7	-	-	7

December 31, 2012
Net sales	$2,970	$982	$-	$3,952
Gross profit	728	404	-	1,132
Operating (loss) income	(1,750)	224	-	(1,526)
Interest expense, net	(35)	-	-	(35)
Depreciation and amortization	192	5	-	197
Stock-based compensation expense	182	15	-	197
Total assets	10,885	1,783	(1,759)	10,909
Expenditures for fixed assets	38	-	-	38

Nine Months Ended
December 31, 2013
Net sales	$10,013	$2,114	$-	$12,127
Gross profit	2,770	883	-	3,653
Operating (loss) income	(5,408)	258	-	(5,150)
Interest expense, net	(142)	-	-	(142)
Depreciation and amortization	523	9	-	532
Stock-based compensation expense (1)	469	30	-	499
Expenditures for fixed assets	53	-	-	53

December 31, 2012
Net sales	$8,190	$2,897	$-	$11,087
Gross profit	2,068	1,046	-	3,114
Operating (loss) income	(6,783)	331	-	(6,452)
Interest expense, net	(463)	-	-	(463)
Depreciation and amortization	585	18	-	603
Stock-based compensation expense	1,142	67	-	1,209
Expenditures for fixed assets	93	-	-	93

	December 31,
* Adjustments	2013	2012
Intercompany eliminations	$(1,156)	$(1,073)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(1,842)	$(1,759)

(1) Reflects reversal of stock-based compensation expense of $289 thousand for the cancellation of unvested stock options granted to our former President and Chief Executive Officer, Cynthia F. Ansari.

The following table presents the reconciliation to loss before provision for income taxes for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
Reconciliation to loss before provision for income taxes:	2013	2012	2013	2012
Operating loss	$(1,478)	$(1,526)	$(5,150)	$(6,452)
Interest expense, net	(58)	(35)	(142)	(463)
Other, net	(18)	(6)	(16)	(47)
Debt cost expense	-	-	-	(272)
Loss on extinguishment of debt	-	-	-	(1,244)
Loss before provision for income taxes	$(1,554)	$(1,567)	$(5,308)	$(8,478)

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

Our goal is to become a customer-centric organization with a focus on enhancing stockholder value. We are doing this by:

●	Enhancing our sales force in the U.S. through continued sales training and development;
●	Targeting office-based clinics and acute care facilities that recognize patient safety and the patient experience as a primary value position;
●	Capitalizing on our extensive and relevant library of published clinical studies and peer reviewed papers on the efficacy and safety of our EndoSheath technology; and
●	Enhancing our professional educational programs to allow healthcare professionals to teach other healthcare professionals.

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

Debt Arrangements – Related Party

Convertible Promissory Notes

On September 25, 2013 (the “Effective Date”), we entered into a $3.5 million revolving convertible promissory note (the “2013 Note”) with Mr. Pell. The 2013 Note accrues annual interest, payable annually, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the Effective Date (the “Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the Effective Date. At December 31, 2013, we had outstanding principal borrowings of $2.0 million under the 2013 Note.

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

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At December 31, 2013, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet.

The following table is a summary of our convertible debt-related party at December 31, 2013:

Convertible Debt—Related Party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	2,000	(196)	1,804
	$22,000	$(196)	$21,804

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

Letter Agreement

Pursuant to a letter agreement dated June 21, 2013, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2014 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. As of December 31, 2013, we had not utilized the financial assistance agreement.

Results of Operations (in thousands, except percentages)

Net Sales

In our medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories which can be sold to more than one market. Net sales by operating segment and by market/category for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Market/Category	2013	2012	Change	2013	2012	Change
Urology	$2,097	$1,421	48%	$5,614	$3,365	67%
ENT	386	398	-3%	1,128	1,417	-20%
TNE	361	385	-6%	944	895	5%
Pulmonology	276	238	16%	757	525	44%
Spine	-	-	n/a	-	440	-100%
Repairs, peripherals, and accessories	466	528	-12%	1,570	1,548	1%
Total medical sales	3,586	2,970	21%	10,013	8,190	22%
Borescopes	723	743	-3%	1,543	2,216	-30%
Repairs	198	239	-17%	571	681	-16%
Total industrial sales	921	982	-6%	2,114	2,897	-27%
Net sales	$4,507	$3,952	14%	$12,127	$11,087	9%

Net sales increased $0.6 million (14%) in the third quarter of fiscal 2014 to $4.5 million compared to $4.0 million in the third quarter of fiscal 2013. During the third quarter of fiscal 2014, our medical segment’s net sales of $3.6 million increased by $0.6 million (21%), primarily attributable to higher international sales of our endoscopes and EndoSheath technology in the urology market. Our industrial segment’s net sales of $0.9 million decreased by $0.1 million (6%), primarily attributable to lower repair revenue.

Net sales increased $1.0 million (9%) in the first nine months of fiscal 2014 to $12.1 million compared to $11.1 million in the first nine months of fiscal 2013. During the first nine months of fiscal 2014, our medical segment’s net sales of $10.0 million increased by $1.8 million (22%), primarily attributable to higher sales of our endoscopes and EndoSheath technology in the urology market. Our industrial segment’s net sales of $2.1 million decreased by $0.8 million (27%), primarily attributable to lower demand of our 2mm video-based borescopes and engine turning tools.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,			Nine Months Ended December 31,
Market/Category	2013	2012	Change	2013	2012	Change
Urology
Endoscopes	$1,219	$610	100%	$3,206	$1,546	107%
EndoSheath technology	878	811	8%	2,408	1,819	32%
Total urology market	2,097	1,421	48%	5,614	3,365	67%

ENT
Endoscopes	386	398	-3%	1,128	1,417	-20%

TNE
Endoscopes	309	348	-11%	788	781	1%
EndoSheath technology	52	37	41%	156	114	37%
Total TNE market	361	385	-6%	944	895	5%

Pulmonology
Endoscopes	245	211	16%	633	417	52%
EndoSheath technology	31	27	15%	124	108	15%
Total pulmonology market	276	238	16%	757	525	44%

Spine
Endoscopes	-	-	n/a	-	440	-100%

Repairs, peripherals, and accessories	466	528	-12%	1,570	1,548	1%
Total medical sales	$3,586	$2,970	21%	$10,013	$8,190	22%

Product
Endoscopes	$2,159	$1,567	38%	$5,755	$4,601	25%
EndoSheath technology	961	875	10%	2,688	2,041	32%
Repairs, peripherals, and accessories	466	528	-12%	1,570	1,548	1%
Total medical sales	$3,586	$2,970	21%	$10,013	$8,190	22%

Net sales to the urology market during the third quarter and first nine months of fiscal 2014 increased by $0.7 million (48%) and $2.2 million (67%), respectively, compared to the same periods in fiscal 2013. The year-over-year increase was primarily attributable to the higher sales of our endoscopes and EndoSheath technology products to Stryker and our international distributors. Net sales to Stryker were up $0.3 million (34%) and $1.5 million (90%) in the third quarter and first nine months of fiscal 2014, respectively. We also achieved solid growth of 72% ($0.4 million) and 50% ($0.8 million) in our international markets during the third quarter and first nine months of fiscal 2014, respectively, compared to the same periods in fiscal 2013. The adoption of our EndoSheath technology in these markets continues to be strong and a growth driver for our business.

Net sales to the ENT market during the third quarter and first nine months of fiscal 2014 decreased by $12 thousand (3%) and $289 thousand (20%), respectively, compared to the same periods in fiscal 2013. We recently renewed our sales effort in the ENT market after spending the second half of fiscal 2013 and most of the first quarter of fiscal 2014 focusing on the TNE and pulmonology market opportunities. We believe this change will enable us to grow this product line’s sales over the next several quarters.

Net sales to the TNE (surgical and GI) market during the third quarter and first nine months of fiscal 2014 decreased by $24 thousand (6%) and increased by $49 thousand (5%), respectively, compared to the same periods in fiscal 2013. We are encouraged by the utilization of our EndoSheath technology in this market as evidenced by the unit volume growth of 35% and 29% during third quarter and first nine months of fiscal 2014, respectively, compared to the same periods in fiscal 2013.

Net sales to the pulmonology (critical care) market during the third quarter and first nine months of fiscal 2014 increased by $38 thousand (16%) and $232 thousand (44%), respectively, compared to the same periods in fiscal 2013. The increases were primarily attributable to higher demand of our critical care platform (BRS-5000 video bronchoscope and digital processing unit) in the U.S. and fiber bronchoscopes worldwide. We continue to focus our efforts on increasing our installed base to drive further adoption of our EndoSheath technology in this market.

Net sales to SpineView during the first nine months of fiscal 2014 decreased by $440 thousand (100%) compared to the same period in fiscal 2013. There were no sales to SpineView in the third quarter of fiscal 2014 or 2013. In December 2012, SpineView received 510(k) clearance from the FDA to use our system for spine applications. With this clearance and the units supplied from the initial stocking order, the balance of which was fulfilled during fiscal 2013, SpineView continues to conduct clinical preference trials for minimally invasive spine surgeries. As a result, we do not anticipate any sales to SpineView during the remainder of fiscal 2014.

Net sales of repairs, peripherals, and accessories during the third quarter and first nine months of fiscal 2014 decreased by $62 thousand (12%) and increased by $22 thousand (1%), respectively, compared to the same periods in fiscal 2013. The year-over-year decline in the third quarter of fiscal 2014 was primarily attributable to a decrease in sales of our peripherals and accessories ($47 thousand, or 15%).

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three and nine months ended December 31, 2013 and 2012 was as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Gross Profit	2013	2012	Change	2013	2012	Change
Medical	$996	$728	37%	$2,770	$2,068	34%
As percentage of net sales	27.8%	24.5%	3.3%	27.7%	25.3%	2.4%
Industrial	382	404	-5%	883	1,046	-16%
As percentage of net sales	41.5%	41.1%	0.4%	41.8%	36.1%	5.7%
Gross profit	$1,378	$1,132	22%	$3,653	$3,114	17%
Gross margin percentage	30.6%	28.6%	2.0%	30.1%	28.1%	2.0%

The gross margin percentage was 30.6% in the third quarter of fiscal 2014 compared to 28.6% in the third quarter of fiscal 2013. The gross margin percentage was 30.1% in the first nine months of fiscal 2014 compared to 28.1% in the first nine months of fiscal 2013. The year-over-year improvement in our gross margin percentage was primarily attributable to favorable manufacturing absorption from higher production of our urology endoscopes and EndoSheath technology (gross margin percentage impact of 2.5% and 1.7% in the third quarter and first nine months of fiscal 2014, respectively).

Operating Expenses

Operating expenses by operating segment for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Operating Expenses	2013	2012	Change	2013	2012	Change
SG&A expenses
Medical	$2,120	$2,131	-1%	$6,779	$7,490	-9%
Industrial	184	180	2%	625	715	-13%
Total SG&A expenses	2,304	2,311	0%	7,404	8,205	-10%
R&D expenses
Medical	552	347	59%	1,399	1,361	3%
Industrial	-	-	-	-	-	-
Total R&D expenses	552	347	59%	1,399	1,361	3%
Total operating expenses	$2,856	$2,658	7%	$8,803	$9,566	-8%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses were flat during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. During the first nine months of fiscal 2014, SG&A expenses decreased by $0.8 million (10%) compared to the same period in fiscal 2013. The year-over-year decrease was primarily attributable to the following:

●

Lower stock-based compensation expense of $0.7 million. The fiscal 2014 period benefited from the reversal of stock-based compensation expense for our former President and Chief Executive Officer, Cynthia F. Ansari ($0.3 million); and

●

Lower corporate salaries and benefits expenses of $0.3 million. We recorded a one-time severance pay of $0.3 million for our former our former VP, Corporate Development and Chief Financial Officer, Katherine L. Wolf, in the second quarter of fiscal 2013, which was not repeated in the current fiscal year.

Research & Development (“R&D”) Expenses

R&D expenses during the third quarter and first nine months of fiscal 2014 increased by $205 thousand (59%) and $38 thousand (3%), respectively, compared to the same periods in fiscal 2013. The increases were primarily attributable to the following:

●	Higher R&D materials used in the development of our next generation bronchoscope ($46 thousand and $40 thousand in the third quarter and first nine months of fiscal 2014, respectively);
●

Higher engineering costs of $80 thousand in the third quarter of fiscal 2014. We improved the stability and reliability of our next generation digital processing unit, the DPU-7000, which we launched in March 2013 and introduced at a trade show in April 2013; and

●	The reversal of a relocation allowance of $31 thousand for a former management employee, which was not repeated in the current fiscal year.

Other (Expense) Income

Other (expense) income for the three and nine months ended December 31, 2013 and 2012 was as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Other (Expense) Income	2013	2012	Change	2013	2012	Change
Interest income	$-	$1	-100%	$1	$4	-75%
Interest expense	(58)	(36)	61%	(143)	(467)	-69%
Other, net	(18)	(6)	200%	(16)	(47)	-66%
Debt cost expense	-	-	n/a	-	(272)	-100%
Loss on extinguishment of debt	-	-	n/a	-	(1,244)	-100%
Other expense	$(76)	$(41)	85%	$(158)	$(2,026)	-92%

Other expense during the third quarter and first nine months of fiscal 2014 increased by $35 thousand (85%) and decreased by $1.9 million (92%), respectively, compared to the same periods in fiscal 2013. In the same periods in fiscal 2013, we recognized a loss on the extinguishment of debt as a result of the $20.0 million convertible debt with Mr. Pell and the termination of the previous debt arrangements with him. This one-time charge was not repeated in the current fiscal year.

Net Loss

Net loss for the three and nine months ended December 31, 2013 and 2012 was as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
Net Loss	2013	2012	Change	2013	2012	Change
Loss before provision for income taxes	$(1,554)	$(1,567)	-1%	$(5,308)	$(8,478)	-37%
Income tax (benefit) provision	8	10	-20%	11	10	10%
Net loss	$(1,562)	$(1,577)	-1%	$(5,319)	$(8,488)	-37%

Net loss improved during the third quarter and first nine months of fiscal 2014 by $15 thousand (1%) and $3.2 million (37%), respectively, compared to the same periods in fiscal 2013. Lower operating expenses of $0.8 million in the first nine months of fiscal 2014 and the loss on the extinguishment of debt of $1.2 million in the first nine months of fiscal 2013 that was not repeated in the current fiscal year were the primary drivers for the year-over-year net loss improvement for the first nine months of fiscal 2014.

Liquidity, Capital Resources, and Outlook

The following table summarizes selected financial information and statistics as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Cash and cash equivalents	$1,122	$788
Accounts receivable, net	$3,410	$3,624
Inventories, net	$5,394	$5,158
Working capital	$7,392	$6,957

At December 31, 2013, our principal source of liquidity was working capital of approximately $7.4 million, including $1.1 million in cash and cash equivalents. Our cash and cash equivalents increased $0.3 million during the first nine months of fiscal 2014. The increase was primarily attributable to the cash proceeds from the convertible debt arrangement with Mr. Pell, partially offset by the cash used to fund our operations and cover the net loss of $5.3 million sustained during the period.

In the first nine months of fiscal 2014, we used $4.5 million of net cash in our operating activities compared to $7.2 million in the same period last fiscal year. The improvement in cash used in operations was primarily attributable to higher accounts receivable collections during the first nine months of fiscal 2014 (a favorable change of $0.9 million) and reduced spend on inventories (a favorable change of $0.6 million) compared to the same period in fiscal 2013. In addition, since the beginning of fiscal 2013, management has made a concerted effort to control costs and reduce operating expenses as evidenced by the 20% improvement in operating loss ($5.2 million in the nine-month period of fiscal 2014 compared to $6.5 million in the same period last fiscal year) and lower cash usage (as described above) during the first nine months of fiscal 2014.

In the first nine months of fiscal 2014, we used $50 thousand of net cash in our investing activities compared to $88 thousand in the same period last fiscal year. Lower capital expenditures during the first nine months of fiscal 2014 were the primary driver for the decrease in cash used (a favorable change of $40 thousand) compared to the same period in fiscal 2013.

In the first nine months of fiscal 2014, we provided $4.9 million of net cash from our financing activities compared to $5.9 million in the same period last fiscal year. The decrease was primarily attributable to the net proceeds received from the sale of common stock to Lincoln Park Capital ($0.9 million) during the same period of fiscal 2013, which was not repeated in fiscal 2014.

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development, and general business operations. As of December 31, 2013, we had cash and cash equivalents totaling approximately $1.1 million. We expect that our cash at December 31, 2013, together with the $1.5 million of capital available as of December 31, 2013 under the 2013 Note and up to $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2014, under a letter agreement dated June 21, 2013 with Lewis C. Pell, our Chairman (the “Letter Agreement”) (see Debt Arrangements – Related Party for additional information), should be sufficient to fund our operations through at least December 31, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2013 Note or the Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Principal Financial Officer and Principal Accounting Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our CEO and our PFO, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our CEO and our PFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2014, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development, and general business operations. As of December 31, 2013, we had cash and cash equivalents totaling approximately $1.1 million. We expect that our cash at December 31, 2013, together with the $1.5 million of capital available as of December 31, 2013 under a revolving convertible promissory note dated September 25, 2013 (the “2013 Note”) and up to $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2014, under a letter agreement dated June 21, 2013 with Lewis C. Pell, our Chairman (the “Letter Agreement”) (see Note 5. Convertible Debt – Related Party for additional information), should be sufficient to fund our operations through at least December 31, 2014. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2013 Note or the Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our officers and directors have the ability to exercise significant control over the Company

As of December 31, 2013, our officers and directors owned an aggregate of approximately 38.9% of our outstanding common stock. Under a convertible note dated September 19, 2012 (the “Replacement Note”), Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $20.0 million as of December 31, 2013, into 16,666,666 shares of our common stock. Under a convertible note dated September 25, 2013 (the “2013 Note”), Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $2.0 million as of December 31, 2013, into 2,247,191 shares of our common stock. The conversion of the Replacement Note and the 2013 Note would increase the aggregate ownership of our officers and directors to approximately 56.3% of our common stock. As such, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
10.1	†

Employment Letter dated November 26, 2013 between the Company and Howard I. Zauberman (incorporated by reference to Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed November 27, 2013)

10.2	†

Restricted Stock Agreement dated November 26, 2013 between the Company and Howard I. Zauberman (incorporated by reference to Exhibit 10.2 to the Registration’s Current Report on Form 8-K filed November 27, 2013)

31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*		XBRL Instance
101.SCH*		XBRL Taxonomy Extension Schema
101.CAL*		XBRL Taxonomy Extension Calculation
101.DEF*		XBRL Taxonomy Extension Definition
101.LAB*		XBRL Taxonomy Extension Labels
101.1PRE*		XBRL Taxonomy Extension Presentation

*

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

VISION-SCIENCES, INC.

Date: February 14, 2014	/s/ Howard I. Zauberman
Howard I. Zauberman President and Chief Executive Officer (Duly Authorized Officer)

Date: February 14, 2014	/s/ Keith J. C. Darragh
Keith J. C. Darragh VP, Finance, Principal Financial Officer, and Principal Accounting Officer