Form 10-K
period 2014-03-31
VISION SCIENCES INC /DE/
filed 2014-05-30
CIK 894237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-20970

VISION-SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3430173
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Ramland Road South, Orangeburg, NY	10962
(Address of principal executive offices)	(Zip Code)

(845) 365-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value of $0.01	The NASDAQ Capital Market
(Title of class)	(Name on exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last sale price of the Common Stock on the NASDAQ Capital Market as reported by NASDAQ was $28,511,354. The registrant has no non-voting common stock.

Number of shares outstanding of the registrant’s common stock as of May 30, 2014 was 47,531,859.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2014 Annual Meeting of Stockholders (the 2014 proxy statement) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) and the documents into which this Form 10-K is and will be incorporated contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and any or all of our forward-looking statements in this Form 10-K and in the documents that we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Medical Business Segment

Our medical segment designs, manufactures, and sells our advanced line of endoscopy-based products, including our flexible fiber and video endoscopes and our EndoSheath® technology, for a variety of specialties and markets. Our proprietary reusable, flexible endoscope is combined with a single-use, sterile protective EndoSheath disposable that is placed over the patient contact area of the scope. Our “always sterile” EndoSheath technology reduces the risks of cross-contamination associated with the reuse (or “reprocessing”) of conventional endoscopes, which are difficult, costly, and time-consuming to clean and disinfect or sterilize.

In November 2013, the ECRI Institute listed cross-contamination from flexible endoscopes as the sixth most dangerous hazard on its list of the top-ten health technology hazards for 2014. The use of our EndoSheath technology allows healthcare providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the U.S. Food and Drug Administration (the “FDA”) for conventional endoscopes. The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ instruction for use, whether they are used in hospitals, clinics or office settings. With our EndoSheath technology we are able to reduce the steps needed to reprocess flexible endoscopes from approximately 27 to three, thereby saving time, lowering costs, and reducing the complexity of the process. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

We target five market spaces for our endoscopes and our EndoSheath technology:

●	Urology – we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists. We also supply our ureteroscopes to the Endoscopy Division of Stryker Corporation (“Stryker”).
●

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

●	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT endoscopes to ENT physicians and speech pathologists.

Industrial Business Segment

Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers or a small camera for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, cast parts and ground turbines, among other items.

Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. We were the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, saving our customers significant expense and delay.

Business Strategy

We believe our technology delivers significant value to doctors, clinics, and hospitals through reduced capital, lower staff and service costs, and increased patient throughput, practice revenue, and profitability. We are striving to be a customer-centric organization with a focus on enhancing stockholder value by:

●

Increasing the competencies and capabilities of our sales force in the U.S. by adding proven medical-surgical device sales professionals and expanding our international distribution network in promising territories;

●	Targeting office-based clinics and ambulatory surgical centers, as well as acute care facilities, that recognize patient safety and the patient experience as a primary value position;
●	Capitalizing on our extensive and relevant library of published clinical studies on the efficacy and safety of our EndoSheath technology; and
●	Enhancing our professional educational programs to enable healthcare professionals to teach other healthcare professionals about our EndoSheath technology.

Products

We have developed two visualization platforms for flexible endoscopy: fiber optic (4000 Series) and video (5000 Series and 7000 Series). Our 4000 Series fiberscopes contain advanced fiber optic imaging systems with high quality functional aspects, such as small diameter endoscopes and portability options, through the use of a battery-powered light source. Our lightweight, advanced, digital video-based endoscopes facilitate diagnostic and therapeutic procedures. Our small diameter videoscopes contain a high resolution, tiny charge-coupled device (“CCD”) camera at the tip of the scope, offering a sharp, vibrant, full screen image. The 7000 Series and 5000 Series video endoscopes also feature pioneering functional aspects, including the elimination of an external light source, the inclusion of an integrated light emitting diode (“LED”), industry leading small diameter sizes and robust durability. Programmable buttons located on the control body (handle) of the endoscope allow for immediate operation of the various functions our video system is capable of performing.

Our 7000 Series and 5000 Series videoscopes are powered by our multi-functional digital processing unit (“DPU”). Unlike conventional endoscopy towers we have integrated key peripherals into this unit, which allows one-touch image archiving via an integrated digital memory (SD card) system. Users can easily move images captured during various endoscopic procedures to patient files for future viewing. Our liquid crystal display (“LCD”) provides full screen presentation with no truncation (framing) of image, commonly seen in other videoscope manufacturer’s products. Our DPU maintains a smaller footprint than its competitors. Along with EndoSheath technology, our DPU contributes significantly to portability by allowing bedside procedures where space is limited. Our DPU is also easily transported from facility to facility allowing physicians to perform video endoscopy in even the most remote of locations.

We developed two models of our DPU, the 5000 Series and the 7000 Series. In addition to the features noted above, our 5000 Series processor provides customers with a powerful, efficient, and easy-to-use system that produces vibrant, high-resolution imaging.

Our 7000 Series DPU includes a simplified user interface, programmable user preference controls, expanded on-screen notifications, and easy-to-maintain patient lists, all of which allow end-users to improve productivity and workflow by customizing the operation of the system to the day-to-day needs of the practice. Additionally, the system incorporates a “one-touch” integrated keyboard to ensure quick activation of functions, including full control of video playback options, such as frame-by-frame review or historical image comparison, both of which are ideal for patient progress review.

The following table summarizes the primary products we sell in each market space and the distribution network we use to market and sell those products:

Market	Products	Distribution Network
Urology	URT-7000 Video Ureteroscope	Stryker
	CST-5000 Video Cystoscope	U.S. sales force; international distributors
	CST-4000 Fiber Cystoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology (cystoscopy only)	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors; Stryker

ENT	ENT-5000 Video Endoscope	U.S. sales force; international distributors
	ENT-4500 Fiber Endoscope	U.S. sales force; international distributors
	ENT-4000 Fiber Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

TNE	TNE-5000 Video Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Pulmonology	BRS-5000 Video Bronchoscope	U.S. sales force; international distributors
	BRS-4000 Fiber Bronchoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

EndoSheath Technology

We have developed EndoSheath technology for use with our proprietary endoscopes. EndoSheath technology is made with materials using our proprietary process that makes the sheath lubricious (smooth), allowing the healthcare practitioner to easily install the EndoSheath disposable onto the endoscope. In addition, our EndoSheath technology has an optically clear window that fits securely over the endoscope tip, providing a clear image. Once installed, the disposable sheath offers a complete barrier between the endoscope and the patient. After the procedure is completed, the sheath easily slides off and is removed from the endoscope and discarded.

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

Increased Productivity.   As the use of flexible endoscopy becomes more prevalent, the ability to perform more procedures in a given day has become paramount. Because a flexible endoscope utilizing the EndoSheath technology does not have to undergo the same complex and time-consuming reprocessing routines as conventional endoscopes, the endoscope is ready for the next procedure in typically ten minutes or less, versus 45 minutes to up to 24 hours with conventional endoscopes. Our EndoSheath technology allows a physician the opportunity to perform upwards of 25 procedures in an eight hour day with a single endoscope. This allows for higher patient throughput and increased physician and facility revenue. We believe that the ability to have a flexible endoscope that is “always ready” provides a unique opportunity to any healthcare facility setting that may see additional patients sent to their practice throughout the day.

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

Less Maintenance Costs.   Because an endoscope using EndoSheath technology does not undergo the rigorous, caustic reprocessing routines that a conventional flexible endoscope must receive, the endoscopes may experience fewer repairs and have a longer useful life. Additionally, many scope repairs occur due to damage to the working channel, which requires extensive brushing and flushing during the manual cleaning phase. Because our endoscopes’ working channels are in the disposable sheath there is never a need for channel-based repairs.

Facilitates Procedures in Outpatient and Office Settings. Our endoscopes using EndoSheath technology do not need to be reprocessed with conventional caustic and toxic chemicals, so physicians can easily perform procedures in their offices. Using our EndoSheath system, physicians can provide safe endoscopy without elaborate reprocessing equipment and additional staff. Furthermore, physician reimbursement is typically higher in an office or outpatient setting than in the hospital.

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

Our cystoscopes consist of two components - a reusable flexible endoscope incorporating our proprietary design, and a proprietary, sterile EndoSheath disposable. The EndoSheath disposable installs easily onto the cystoscope; it includes a covering for the endoscope and a working channel, which may be used for irrigation, suction and therapeutic tool delivery, as well as a covering over the control body (handle), where the physician operates the cystoscope. The EndoSheath disposable is the only component that comes into contact with the patient, and is discarded after each procedure.

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

Pulmonology

Pulmonology Endoscope Technology

We market and sell products for pulmonology and airway management using our fiber and video bronchoscopes. Our bronchoscopes utilize our EndoSheath technology and are inserted through the mouth and into the lungs, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. Our visualization platform includes our line of advanced digital, video-based flexible bronchoscopes, the BRS-5000, as well as a fiber optic bronchoscope, the BRS-4000, both of which incorporate our EndoSheath technology. The BRS-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.

Pulmonology EndoSheath Technology

We market and distribute four sheath models for video and fiber bronchoscopy: a 1.5mm working channel, a 2.1mm working channel, a 2.8mm working channel (outside of the U.S.), and one without a working channel. We are currently seeking approval to market the 2.8mm channel in the U.S. The multiple sizes are necessary due to various procedures that are performed by pulmonologists and airway management physicians. Depending on the type of procedure being performed, a pulmonologist or airway management physician may use a very small diameter EndoSheath disposable, with or without a working channel, or a larger diameter EndoSheath disposable with a working channel.

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

GI and Surgery EndoSheath Technology

We market and distribute two sheath models for our video TNE endoscope: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size. This unique feature of our EndoSheath technology provides gastroenterologists, ENT physicians, bariatric surgeons and others with two choices: a diagnostic sheath with a smaller sheath diameter (due to a smaller working channel) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional endoscopes.

ENT (Ear, Nose, and Throat)

ENT Endoscope Technology

We developed unique products for ENT with our fiber and video laryngoscopes, which we refer to as ENT scopes. Our visualization platform includes our line of advanced digital, video-based flexible ENT scopes, the ENT-5000. The ENT-5000 is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.

We also developed two fiber optic ENT scopes, the ENT-4000 and the ENT-4500. The ENT-4500 is a small diameter fiber laryngoscope primarily used for small cavity and pediatric procedures.

Our fiber and video ENT scopes can be used with or without the EndoSheath technology, as they do not feature any working channels and are diagnostic only.

Industrial

Borescopes

Our borescopes are constructed in a variety of body types, including portable models, each specifically designed to cover multiple needs and applications:

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

Recent Product Launches

In March 2013, we launched our next-generation digital video processor, the DPU-7000. This integrated visualization endoscopy platform is a high-performance, efficient, and easy-to-use system designed to provide expanded benefits across a broader spectrum of users. The DPU-7000 is the first all-in-one endoscopy platform to include audio, video, archiving, and workflow enhancements in a single standalone unit. It is fully compatible with our 5000 Series line of endoscopes that utilize our EndoSheath technology.

In December 2012, we began to exclusively supply to Stryker our CCD based flexible ureteroscope. This ureteroscope expands our new 7000 Series video endoscopy platform and is currently the smallest CCD-based video endoscope sold. Ureteroscopes are used for diagnostic and therapeutic procedures in the ureter and the kidney, typically performed in a hospital operating room setting.

Markets and Distribution

The end users of our endoscopy systems, our EndoSheath technology and related products primarily consist of urologists, pulmonologists, and other airway management doctors, gastroenterologists, bariatric surgeons, and ENT doctors in medical clinics, physicians’ private offices, ambulatory surgical centers, and hospitals. Other physicians may also use our medical devices performing procedures in alternate settings.

We market and distribute our medical segment products worldwide through a direct sales force in the U.S., a network of distributor organizations outside of the U.S., and strategic partners. In the U.S., we have a direct sales force and strategic partners for our ureteroscope product line (Stryker). Internationally, we utilize regional or national distributors, who market and distribute all of our products. Most of our distributors outside the U.S. also market and distribute products of other companies.

Our borescopes are sold directly by our Machida subsidiary and through a global network of independent sales representatives.

We regularly evaluate the effectiveness of all our sales channels, and may change them if we believe a different method would increase our revenues.

Sales to Major Customers

Medical Segment

Net sales to customers outside of the U.S. in our medical segment were approximately $5.3 million (31% of total net sales) and $4.4 million (29% of total net sales) for fiscal years 2014 and 2013, respectively.

In fiscal 2014, net sales to Stryker were approximately $4.9 million, representing 29% of our total net sales and 35% of our total medical segment net sales. Fiscal 2013 net sales to Stryker were approximately $3.1 million, representing 20% of our total net sales and 26% of our total medical segment net sales.

Industrial Segment

Net sales to customers outside of the U.S. in our industrial segment were approximately $0.4 million (2% of total net sales) and $0.6 million (4% of total net sales) for fiscal years 2014 and 2013, respectively.

In fiscal 2014, net sales to Pratt & Whitney, a division of United Technology Corporation, were approximately $0.5 million, representing 3% of our total net sales and 18% of our total industrial segment net sales. Fiscal 2013 net sales to Pratt & Whitney were approximately $0.9 million, representing 6% of our total net sales and 26% of our total industrial segment net sales.

Backlog

We had an order backlog of approximately $1.0 million and $1.7 million at March 31, 2014 and 2013, respectively.

Manufacturing

Disposables (EndoSheath Technology)

We currently manufacture our EndoSheath disposable sheaths at our Natick, Massachusetts (“Natick”) facility using raw materials, molded parts, and components purchased from independent vendors, some of which are manufactured to our specifications. We also design and build our own production machines and tools. Our EndoSheath technology line includes products for all medical markets we currently serve.

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

Fiberscopes, Videoscopes, Borescopes, and Peripherals

We manufacture our flexible endoscopes for the medical and industrial segments at our Orangeburg, New York (“Orangeburg”) facility, using purchased components and subassemblies, as well as certain proprietary components we or our subcontractors produce. Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers, and we purchase our required components and supplies on a purchase order basis. For certain critical components we have long-term supply arrangements with third parties, such as with Applitec LTD, which is based in Israel.

Research & Development (“R&D”)

We believe that our future success depends in part upon our ability to develop new products and enhance our existing products. We plan to continue investing resources in research and development to maintain a healthy and robust product pipeline. Our R&D expenses in fiscal years 2014 and 2013 were approximately $2.1 million and $1.8 million, respectively, representing 12% of total net sales for both fiscal years.

With respect to our industrial segment, our ability to custom design for specific applications is common practice in our business. On-wing inspections with blending borescopes have become an indispensable tool for aircraft engine manufacturers and service providers. We are developing a tungsten braid videoscope with enhanced durability. We work closely with Pratt & Whitney, GE, and others to ensure production of the most efficient borescopes for their applications.

Third-Party Reimbursement

Physicians’ offices, medical clinics, and hospitals that purchase medical devices, such as our EndoSheath technology and flexible endoscopes, generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans, to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon factors such as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device used is experimental or was used for a non-approved indication. We believe, based upon our knowledge and experience of third-party reimbursement practices, and advice from consultants in this area, that third-party reimbursement is available for most procedures that utilize our products. However, most third-party payors do not reimburse health-care providers separately for the cost of our EndoSheath technology.

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

We believe that the number of procedures performed in non-facility settings will increase, primarily as a result of the increased differential in payments that physicians will receive for performing these procedures outside of hospital, or ASC. However, as these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess conventional endoscopes. We believe our EndoSheath technology will provide an economically beneficial alternative to the use of conventional endoscopes based upon the provider not having to purchase multiple endoscopes or expensive disinfecting equipment and supplies, and not having to spend valuable time cleaning endoscopes. We believe that with over 100 million people in the U.S. over the age of 50, the number of endoscopic procedures that physicians will perform will increase. Our EndoSheath technology, combined with the resource-based system for setting values for physician services, represents a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices.

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

Flexible endoscopes and accessory products have been classified by the FDA as Class II devices and EndoSheath technology products have been classified by the FDA as class II sterile devices, and a Section 510(k) Pre-market Notification must be submitted to and cleared by the FDA before such devices can be sold. We have received FDA clearance of our 510(k) Pre-market Notifications for all of our products that require clearance with the exception of the bronchoscope 2.8mm EndoSheath disposable, for which we are currently seeking FDA clearance. We expect that we will be required to file 510(k) Pre-market Notifications for each additional endoscope that we develop in the future.

Foreign government regulations vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ significantly.

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

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Devices Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. We have received CE (Conformité Européne) certification from Underwriters Laboratories UK for conformity with the European Union Medical Devices Directive allowing us CE mark our product lines currently sold in Europe. No additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark.

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

The export of medical devices is also subject to regulation in certain instances. Our compliance with these various regulatory requirements is monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485, CMDR and MDD status. We routinely update our systems to comply with changes to applicable regulations such as the recent changes to the MDD, as amended by 2007/47/EC. In April 2013, the Orangeburg facility underwent a successful routine FDA audit with only two minor observations.

In addition to the three-year ISO certification audits, we undergo annual surveillance audits to confirm that we are properly maintaining our quality system. This quality system has been developed in accordance with the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide.

Unlike our medical segment, the manufacturing of our Machida industrial scopes is not subject to direct government regulation.

Business Development

Exclusive Urology Supply Agreement with Stryker

On September 22, 2010, under a distribution agreement (as amended, the “Stryker Agreement”), we became the exclusive supplier to Stryker for the following Stryker-branded flexible endoscopes and co-branded EndoSheath technology:

Market	Product	Term
Urology	URT-7000 Video Ureteroscope	3-year agreement (December 2012 - December 2015)
	CST-5000 Video Cystoscope	3-year agreement (April 2011 - May 2014)
	CST-4000 Fiber Cystoscope	3-year agreement (April 2011 - May 2014)
	EndoSheath technology (cystoscopy only)	3-year agreement (April 2011 - May 2014)
	Peripherals and accessories (ureteroscopy)	3-year agreement (December 2012 - December 2015)
	Peripherals and accessories (cystoscopy)	3-year agreement (April 2011 - May 2014)

Stryker wanted to extend its rights to market and sell our cystoscope and EndoSheath technology product lines beyond May 2014; however, we decided to move to direct sales in the U.S. in order to maximize our revenue and margins. We made this decision in large part because Stryker’s endoscopy direct sales force is focused on hospital operating rooms, while most cystoscopy procedures are performed in physicians’ offices and ambulatory surgical centers. We believe our U.S. sales force will be able to maximize revenue potential by focusing on these call points (physicians’ offices and ambulatory surgical centers).

Stryker’s purchase price for our products is based on our cost to manufacture plus a margin specified in the Stryker Agreement. We recognize revenue for products sold to Stryker in a two-step process. The first step is recognition of revenue for our cost to manufacture these products which occurs when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified portion of Stryker’s gross profit after Stryker sells the products to its end customers, based on monthly reports received from Stryker. There is no cost of sales associated with revenue under this second step. Stryker is not required to purchase any required minimum amount of products from us.

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

In our industrial markets, we believe that our over 35-year history of product effectiveness, ease of use, product reliability and competitive pricing are the principal competitive factors to our success. Among our competitors are Olympus, Lenox, and Karl Storz Industrial.

Product Liability Insurance

The nature of our products exposes us to significant product liability risks. We believe that our level of coverage is appropriate, given our business, products, past sales levels and our anticipated sales levels for fiscal 2015. We evaluate the adequacy of our coverage periodically to determine if adjustments should be made.

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

Patents

We hold 15 U.S. patents, and we have 10 U.S. patent applications pending. In addition, we have 27 foreign patents issued and have 4 foreign patent applications pending. These patents relate to disposable sheaths for endoscopes and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related. The issued patents will expire on various dates in the years 2019 through 2027.

Trademark Property

We own the U.S.-registered trademarks Vision Sciences®, EndoSheath®, Slide-On®, EndoWipe® and The Vision System®.

Employees

As of March 31, 2014, we had 105 full-time employees. None of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Executive Officers of the Company

The following individuals were serving as executives of the Company as of May 30, 2014:

Howard I. Zauberman, age 61, has been our President and Chief Executive Officer (“CEO”) since November 2013 after serving as our Interim CEO from May 2013 until his permanent appointment. Mr. Zauberman has over 30 years of experience as a leader in the medical products industry. Prior to joining us, from 2005 through 2012, Mr. Zauberman was Vice President, Business Development at Henry Schein, Inc., a leading global healthcare distributor serving office based medical practitioners. Mr. Zauberman also served as a Special Venture Partner at Galen Partners, a healthcare growth equity and late stage venture capital firm, focused on technology enabled services, medical devices and specialty pharmaceuticals. Prior to this, Mr. Zauberman held senior management positions at ETHICON, Inc., a Johnson & Johnson company, and Pfizer, Inc. Mr. Zauberman has a Masters of Engineering Management from Northwestern University, a Bachelor of Science from Columbia University in mechanical engineering, and a Bachelor’s degree from Queens College.

Keith Darragh, age 33, has been our Vice President, Finance since September 2011, including serving as our Interim Principal Financial Officer and Principal Accounting Officer from June 2013 to August 2013 on a consulting basis. Mr. Darragh joined us in August 2009 as Corporate Controller. Mr. Darragh’s prior experience includes serving as Director, Corporate Accounting and Financial Reporting at Datascope Corp., a publicly traded medical device manufacturer that was acquired by Getinge A.B. Mr. Darragh also held positions of increasing responsibility in accounting and finance at SYMS Corp, Sankyo Pharma, Inc., and Genzyme Biosurgery Corp. Mr. Darragh is a certified public accountant and chartered global management accountant, and holds a Bachelor of Science in accounting (summa cum laude) and a Master of Business Administration from Montclair State University.

Mark S. Landman, age 60, has been our Vice President, Disposables Operations since 2007 and Vice President of our Medical Division since July 1999. Mr. Landman joined us from Boston Scientific in January 1991 and served in a variety of roles in product development, project management, manufacturing engineering, and material control from that date to July 1999.

Jitendra Patel, age 60, has been our Vice President, Industrial Division since August 2000. From August 1995 to July 2000, he served as the Manager of Sales and Marketing for that division.

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

We have a history of operating losses, we may not achieve or maintain profitability in the future, and we will require additional financing, which may not be available on acceptable terms or at all

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flow from operations during fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of March 31, 2014, we had cash and cash equivalents totaling approximately $1.2 million. We expect that our cash at March 31, 2014, together with the $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2015, under a letter agreement dated May 29, 2014 from Lewis C. Pell, our Chairman (the “Letter Agreement”), should be sufficient to fund our operations through at least March 31, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Letter Agreement becomes unavailable or expires, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our failure to effectively expand our marketing efforts may materially and adversely affect our business, prospects, and brand

Our marketing efforts span five broad medical markets: urology, pulmonology, surgery, GI, and ENT. We cannot assure you that we will be able to build our brand effectively to our end users in each of the markets that we serve. If we do not succeed, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. The expansion of our marketing efforts will require an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment.

We may not succeed in sustaining a market for our videoscopes

The long-term success of our videoscope system depends on several factors, including:

●	our ability to successfully promote product awareness of our videoscopes;
●	our ability to manufacture products in a timely and cost effective fashion on acceptable terms;
●	competitive pricing of our videoscopes and add-on components;
●	our ability to develop new applications to expand our family of videoscopes;
●	retaining and growing an effective direct sales force in the U.S.;
●	selecting and managing effective distributors internationally;
●	Stryker’s ability to sell our video ureteroscopes to its end customers;
●	obtaining additional regulatory approvals or clearances for new components or systems in a timely manner;
●	the relative costs and reimbursement profile, and benefits of procedures using our videoscope system as compared to other procedures; and
●	the financial or other benefits gained by doctors that use our videoscopes with our EndoSheath disposables.

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

Our supply agreement with Stryker may not meet our expectations

Under our agreement with Stryker, we supply to Stryker our flexible video ureteroscopes for a term of three years after the launch of this product, which occurred in December 2012. Stryker has the worldwide exclusive rights to distribute this product. There can be no assurance of the quantity of products Stryker will purchase from us or whether Stryker will succeed in marketing and selling these products. If they do not purchase products from us or are unsuccessful in marketing or selling this product, we will not be able to distribute this product to others and could generate little or no revenue from the Stryker agreement. There also can be no assurance that Stryker will agree to distribute our ureteroscopes beyond the current expiration of the existing agreement in December 2015.

Under our agreement with Stryker, Stryker had the exclusive right to distribute fiber and video cystoscopes and EndoSheath technology that we manufactured. This exclusive right expired in May 2014 and was not extended.

If we fail to effectively manage our sales force or our distribution network, our business, prospects, and brand may be materially and adversely affected

We sell our products through a combination of a direct sales force and independent distributors. We cannot assure you that we will be able to build and grow an effective direct sales force or successfully develop our relationships with third-party, independent distributors. The expansion of our sales force and distribution network requires an investment of financial resources and management efforts, and the benefits, if any, which we gain from such expansion, may not be sufficient to generate an adequate return on our investment. If we fail to build and manage an effective direct sales force or successfully develop, maintain, and manage our relationships with distributors, our sales could fail to grow or could even decline and this would have a material adverse impact on our business and financial condition.

In addition, we have a limited ability to direct or influence the activities of our third-party, independent distributors. Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

●	sell products that compete with our products in breach of their non-competition agreements with us;
●	fail to adequately promote our products; or
●	fail to provide proper service to our end-users.

If we are unable to adequately manage our distribution network, or if our distributors fail to meet their obligations under their agreements with us, our corporate image among end users of our products could be damaged, resulting in a failure to meet our sales goals. In addition, foreign governments have increased their anti-bribery efforts in the healthcare sector to reduce improper payments received by hospital administrators and doctors in connection with the purchase of pharmaceutical products and medical devices. We are subject to the regulations of the Foreign Corrupt Practices Act and are required to monitor our activities associated with our foreign sales. To our knowledge, none of our distributors engages in corrupt practices. However, our distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products which would adversely affect our corporate image and business.

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

We expect gross margins to vary over time, and our level of product gross margins may not be sustainable

The current levels of our product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

●	obsolescence of components or products due to sales trends and new product introductions;
●	our ability to reduce supply and production costs;
●	increases in material or labor costs;
●	changes in shipment volume;
●	loss of cost savings due to changes in component pricing, including the impact of foreign exchange rates for components purchased overseas;
●	changes in distribution channels;
●	increased warranty costs; and
●	the uncertainty of the timing and amounts for recognizing our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers.

Our costs could substantially increase if we experience a significant number of warranty claims or recall events

We provide 12-month product warranties against technical defects of our fiberscopes and videoscopes, and we offer a lifetime warranty for the LED light source on our videoscopes. Our product warranty requires us to repair defects arising from product design and production processes, and if necessary, replace defective components. The costs associated with our warranty claims have historically been relatively low, averaging around 2.5% of our endoscope sales for our medical segment and 1.6% of our borescope sales for our industrial segment over the past three fiscal years. Thus, we generally do not accrue a significant liability contingency for potential warranty claims.

If we experience an increase in warranty claims, or if our repair and replacement costs associated with warranty claims increase significantly, we will begin to incur liabilities for potential warranty claims after the sale of our products at levels that we have not previously incurred or anticipated. An increase in the frequency of warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our financial condition and results of operations as could product efficacy or safety concerns, whether or not based on scientific evidence, resulting in product withdrawals, recalls, regulatory action on the part of the FDA (or international counterparts) or declining sales.

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

We transport some of our goods across international borders, primarily those of the U.S., Canada, Europe, Japan, and Israel. There continues to be more intense scrutiny of goods that are transported across international borders. As a result, we may face delays, and increase in costs due to such delays in delivering goods to our customers. These delays can also affect incoming components, which could impact timely manufacture of goods for sale. Any events that interfere with, or increase the costs of the transfer of goods across international borders could have a material adverse effect on our business.

We are exposed to credit risk of some of our customers

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the U.S. (except for 45-day terms with Stryker) and, because of local customs or conditions, longer in some markets outside the U.S. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements, which we refer to leasing companies unrelated to us.

Our exposure to the credit risks may increase due to the current economic slowdown. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. Future credit losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. We maintain estimated allowances for our business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

Failure to obtain sourcing of critical components on acceptable terms will have a material adverse effect on our results of operations and financial condition

In our medical and industrial segments, certain components for our fiberscopes and videoscopes are generally only available from one source with which we do not have a short- or long-term agreement for purchases. Our inability to obtain any of these parts could delay or prevent us from making and selling products, which would have a material and adverse effect on our financial condition and results of operations.

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

Our stock price is volatile, and you may not be able to sell your shares for a profit

The trading price of our common stock is highly volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

●	actual or anticipated variations in operating results;
●	conditions or trends in the medical device market;
●	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors;
●	technological innovations, new products or services;
●	addition or departures of key personnel;
●	actual or expected sales of a large number of shares of our common stock;
●	availability of sources of capital;
●	adverse litigation;
●	unfavorable legislative or regulatory decisions;
●	variations in interest rates;
●	general market conditions;
●	availability of components on acceptable terms;
●	availability of distributor arrangements on favorable terms; and
●	any of the other factors described in these “Risk Factors”.

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

Our officers and directors have the ability to exercise significant control over the Company

As of March 31, 2014, our officers and directors owned an aggregate of approximately 38.9% of our outstanding common stock. Under a convertible note dated September 19, 2012 (the “Replacement Note”), Mr. Pell, at his option, has the right to convert the unpaid principal balance, which was $20.0 million as of March 31, 2014, into 16,666,666 shares of our common stock. Under a convertible note dated September 25, 2013 (the “2013 Note”), Mr. Pell, at his option, has the right to convert the unpaid principal balance, which was $3.5 million as of March 31, 2014, into an additional 3,932,584 shares of our common stock. The conversion of the Replacement Note and the 2013 Note would increase the aggregate ownership of our officers and directors to approximately 57.4% of our common stock. As such, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

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

Competition in our industry is intense, and many of our competitors have greater resources than we do

The flexible endoscopes and related products we currently sell and develop face competition primarily from medical products companies, such as Olympus, Pentax, and Karl Storz. The principal competitors for our industrial products are Olympus, General Electric Inspection Technologies, and Karl Storz Industrial. In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify the cleaning process, or significantly improve the current methods of cleaning flexible endoscopes, would provide competition for our products.

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

Product quality problems could lead to reduced revenue, gross margins and net income

We produce highly complex videoscope products that incorporate sophisticated technology, including hardware and software. Software typically contains bugs that can unexpectedly interfere with operations. Our quality assurance testing programs may not be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, increase warranty repairs, or reduce gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, a product recall, temporary or permanent withdrawal of a product from a market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

Product liability suits against us may result in expensive and time consuming litigation, payment of substantial damages, an increase in our insurance rates, and damage to our reputation, regardless of their merit

The development, manufacture, and sale of our products involve a significant risk of product liability claims. We maintain product liability insurance and believe that our level of coverage is adequate, given our business, products, past sales levels, our anticipated sales levels for fiscal 2015 and our claims experience. We evaluate annually the adequacy of the coverage of all our insurance policies and adjust our coverage accordingly. There can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us in the future.

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

Net sales to customers outside of the U.S. were approximately $5.7 million and $5.0 million for fiscal years 2014 and 2013, respectively, representing 33% of total net sales for both fiscal years.

Conditions in Israel affect our operations and may limit our ability to produce and sell our products

Currently, we use subcontractors in Israel to develop and produce some of our components and parts, the most material of which is Applitec Ltd., for parts of our videoscopes and digital processing units. Political, economic, and military conditions in Israel may therefore have a direct influence on us. Our operations could be adversely affected by current hostilities involving Israel and the Hamas, a U.S. State Department-designated foreign terrorist organization. The interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from our Israeli subcontractors to us. Any hostilities related to Israel could have a material adverse effect on our business and on our share price.

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

Our industrial segment’s financial performance is substantially dependent on the conditions of the commercial aviation industry

The results of our industrial segment, which generated approximately 17% of our net sales in fiscal 2014, are influenced by a number of external factors including general economic conditions in the U.S. and internationally, and are directly tied to the economic conditions in the commercial aviation and defense industries, which are cyclical in nature, and airlines’ financial performance can also be influenced by production and utilization of transport equipment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy 20,500 square feet in our facility in Orangeburg under a lease that expires in August 2015. Our Natick facility occupies 9,835 square feet under a lease that expires in August 2015.

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

Item 3. Legal Proceedings

As of March 31, 2014, we had no material legal proceedings to which we, or any of our subsidiaries, are a party or to which any of our properties are subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “VSCI.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock:

Fiscal Year Ended March 31, 2014	High	Low
1st Quarter	$1.15	$0.89
2nd Quarter	1.10	0.83
3rd Quarter	1.50	0.78
4th Quarter	1.75	0.98

Fiscal Year Ended March 31, 2013	High	Low
1st Quarter	$1.75	$1.19
2nd Quarter	1.70	1.17
3rd Quarter	1.36	0.91
4th Quarter	1.20	0.94

As of May 30, 2014, we had 47,531,859 outstanding shares of common stock held by approximately 159 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2014:

	(A)		(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (A))
Equity compensation plans approved by security holders	5,703,276	(i)	$1.62	1,415,603	(ii)
Equity compensation plans not approved by security holders	-		-	-
Total	5,703,276		$1.62	1,415,603

i.

Does not include awards covering 1,880,620 stock warrants that are outstanding as of March 31, 2014. Shares issuable under the 2007 Stock Incentive Plan may also be issued in the form of restricted shares, stock appreciation rights, performance shares, or other equity-based awards.

ii.

Includes any shares of common stock or stock option that would be issuable pursuant to the 2003 Director Option Plan and restricted shares, stock appreciation rights, performance shares, or other equity-based awards that are issuable under the 2007 Stock Incentive plan.

Sales of Unregistered Securities

We did not sell any securities that were not registered under the Securities Act during the fiscal year ended March 31, 2014.

Issuer Purchases of Equity Securities

We repurchased 25,525 shares of our common stock at a cost of approximately $28 thousand during the fiscal year ended March 31, 2014. The shares were purchased from management employees to cover income tax withholdings as result of the lapsing of restrictions on restricted stock awards. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during fiscal 2015.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We design, develop, manufacture, and market products for endoscopy – the science of using an instrument, known as an endoscope – to provide minimally invasive access to areas not readily visible to the human eye. We have two reportable segments: medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

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

In November 2013, the ECRI Institute listed cross-contamination from flexible endoscopes as the sixth most dangerous hazard on its list of the top-ten health technology hazards for 2014. The use of our EndoSheath technology allows healthcare providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the U.S. Food and Drug Administration (the “FDA”) for conventional endoscopes. The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings. With our EndoSheath technology we are able to reduce the steps needed to reprocess flexible endoscopes from approximately 27 to three, thereby lowering costs and saving time. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

We target five market spaces for our endoscopes and our EndoSheath technology:

●	Urology – we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists. We also supply our ureteroscopes to the Endoscopy Division of Stryker Corporation (“Stryker”).
●

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

●	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT endoscopes to ENT physicians and speech pathologists.

Our goal is to become a customer-centric organization with a focus on enhancing stockholder value. We are doing this by:

●

Increasing the competencies and capabilities of our sales force in the U.S. by adding proven medical-surgical device sales professionals and expanding our international distribution network in promising territories;

●	Targeting office-based clinics and ambulatory surgical centers, as well as acute care facilities, that recognize patient safety and the patient experience as a primary value position;
●	Capitalizing on our extensive and relevant library of published clinical studies and peer reviewed papers on the efficacy and safety of our EndoSheath technology; and
●	Enhancing our professional educational programs to allow healthcare professionals to teach other healthcare professionals about our EndoSheath technology.

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

Recent Medical Business Product Launches

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

The 7000 Series Vision System includes a simplified user interface, programmable user preference controls, expanded on-screen notifications, and easy-to-maintain patient lists, all of which allow end-users to improve productivity and workflow by customizing the operation of the system to the day-to-day needs of the practice. The system also incorporates a “one-touch” integrated keyboard to ensure quick activation of functions, including full control of video playback options, such as frame-by-frame review or historical image comparison, both of which are ideal for patient progress review.

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

Industrial Business Segment

Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers or small camera for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, cast parts and ground turbines, among other items.

Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments. We were the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, saving our customers significant expense and delay.

Debt Arrangements – Related Party

Convertible Promissory Notes

On September 25, 2013 (the “Effective Date”), we entered into a $3.5 million revolving convertible promissory note (the “2013 Note”) with Mr. Pell. The 2013 Note accrues annual interest, payable annually, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the Effective Date (the “Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the Effective Date. At March 31, 2014, we had outstanding principal borrowings of $3.5 million under the 2013 Note, which is reflected as convertible debt – related party on our consolidated balance sheet.

On September 19, 2012 (the “Replacement Note Effective Date”), we entered into a $20.0 million revolving convertible promissory note (the “Replacement Note”) with Mr. Pell. The Replacement Note (i) consolidated and restructured $15.0 million in aggregate borrowings collectively outstanding under an Amended and Restated Loan Agreement, dated September 30, 2011, between us and Mr. Pell (the “Original Agreement”) and a separate promissory note, dated July 25, 2012, between us and Mr. Pell, and (ii) provided for up to $5.0 million in additional borrowings.

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

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At March 31, 2014, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our consolidated balance sheet.

At March 31, 2014, we had an aggregate amount of $253 thousand in accrued interest under the Replacement Note and the 2013 Note, which is included in accrued expenses on our consolidated balance sheet.

During each draw upon the 2013 Note, a beneficial conversion feature was recorded as a result of the market price of our common stock increasing after the Effective Date. The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized over a five-year period from the borrowing date to the Maturity Date. At March 31, 2014, the unamortized convertible debt discount balance was $1.1 million and is expected to be recognized over a period of approximately 4.5 years.

The following table is a summary of our convertible debt – related party at March 31, 2014:

Convertible Debt—Related Party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	3,500	(1,086)	2,414
	$23,500	$(1,086)	$22,414

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

Letter Agreement

Pursuant to a letter agreement dated May 29, 2014, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2015 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. We have not utilized the financial assistance agreement.

Equity Purchase Agreement

On April 27, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $15 million in shares of our common stock from time-to-time over a period of up to three years, subject to certain limitations and conditions set forth in the Purchase Agreement. This total maximum amount of $15 million would increase to $21 million if the aggregate market value of shares of our common stock held by non-affiliates reached at least $75 million during the 36-month term of the Purchase Agreement. The Purchase Agreement contains customary representations, warranties and agreements between us and LPC, limitations (market price of our common stock and LPC’s ownership limit) and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. In connection with the initial purchase under the Purchase Agreement, and any future sales under the Purchase Agreement, Mr. Pell waived the repayment requirement under the Original Agreement. On July 26, 2012, we amended the Purchase Agreement with LPC to, among other things, create a threshold price of $3.00 for the sale of our common stock to LPC, as calculated pursuant to the formula provided in the Purchase Agreement. No amounts have been received under the Purchase Agreement in fiscal 2014.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). ASC 605 requires that five basic criteria must be met before revenue can be recognized:

1.	persuasive evidence that an arrangement exists;
2.	delivery has occurred or services were rendered;
3.	the fee is fixed and determinable;
4.	collectability is reasonably assured; and
5.	the fair value of undelivered elements, if any, exists.

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

For products sold to Stryker we recognize revenue in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to its end customers, based upon reports received from Stryker monthly. Stryker is not required to purchase any required minimum amount of products from us.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. If cost exceeds market, inventory is reported at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology, and other factors. We record a write-down for inventories of components that have become obsolete, slow moving, or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each fiscal quarter that considers multiple factors, including demand forecasts, product life cycle status, product development plans, and current sales levels. Inventories consist of raw materials, work in process, and finished goods.

Beneficial Conversion Feature

We account for potentially beneficial conversion features in accordance with the provisions of ASC 470-20 (Subtopic 20 “Debt with Conversions and Other Options” of Topic 470, Debt). A beneficial conversion feature exists if the fair value of the underlying common stock increases above the conversion price of the instrument on the commitment date. The difference in the common stock and conversion prices results in a benefit conversion feature, a nondetachable conversion feature that is in the money at the commitment date. This resulting benefit is recorded as a convertible debt discount, with a corresponding increase to additional paid-in capital, and amortized using the effective interest method over the period from the commitment date (borrowing date) to the maturity date of the convertible debt.

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

Results of Operations (Dollars in thousands, except per share amounts)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories that can be sold to more than one market. Net sales by operating segment and by market/category for fiscal years 2014 and 2013 were as follows:

	Fiscal Year Ended March 31,
Market/Category	2014	2013	Change
Urology	$7,988	$5,439	47%
ENT	1,737	1,896	-8%
TNE	1,189	1,019	17%
Pulmonology	1,107	789	40%
Spine	-	440	-100%
Repairs, peripherals, and accessories	2,112	2,047	3%
Total medical sales	$14,133	$11,630	22%
Borescopes	2,247	2,745	-18%
Repairs	728	912	-20%
Total industrial sales	$2,975	$3,657	-19%
Net sales	$17,108	$15,287	12%

Net sales increased $1.8 million, or 12%, in fiscal 2014 to $17.1 million compared to $15.3 million in fiscal 2013. During fiscal 2014, our medical segment’s net sales of $14.1 million increased by $2.5 million, or 22%, primarily attributable to solid growth in the urology market ($2.5 million). Our industrial segment’s net sales of $3.0 million decreased by $0.7 million, or 19%, primarily attributable to lower demand for our 2.0 mm video-based borescopes and engine turning tools.

The following table summarizes net sales by market/category and by product for our medical operating segment for fiscal years 2014 and 2013:

	Fiscal Year Ended March 31, 2014			Fiscal Year Ended March 31, 2013
Market/Category	U.S.	International	Total	U.S.	International	Total
Urology
Endoscopes	$3,471	$971	$4,442	$1,883	$642	$2,525
EndoSheath disposables	997	2,549	3,546	973	1,941	2,914
Total urology market	4,468	3,520	7,988	2,856	2,583	5,439

ENT
Endoscopes	1,281	456	1,737	1,334	562	1,896

TNE
Endoscopes	850	124	974	804	67	871
EndoSheath disposables	204	11	215	145	3	148
Total TNE market	1,054	135	1,189	949	70	1,019

Pulmonology
Endoscopes	543	338	881	277	369	646
EndoSheath disposables	58	168	226	34	109	143
Total pulmonology market	601	506	1,107	311	478	789

Spine
Endoscopes	-	-	-	440	-	440

Repairs, peripherals, and accessories	1,452	660	2,112	1,377	670	2,047
Total medical sales	$8,856	$5,277	$14,133	$7,267	$4,363	$11,630

Product
Endoscopes	$6,145	$1,889	$8,034	$4,738	$1,640	$6,378
EndoSheath disposables	1,259	2,728	3,987	1,152	2,053	3,205
Repairs, peripherals, and accessories	1,452	660	2,112	1,377	670	2,047
Total medical sales	$8,856	$5,277	$14,133	$7,267	$4,363	$11,630

Net sales to the urology market in fiscal 2014 increased by $2.5 million, or 47%, as compared to fiscal 2013. The year-over-year growth was primarily attributable to higher sales of our endoscopes and EndoSheath technology products to Stryker ($1.7 million) and our international distributors ($0.9 million). The adoption of our EndoSheath technology in our international markets continues to be strong and a growth driver for our business as evidenced by the sales increase of $0.6 million, or 31%, in fiscal 2014 as compared to fiscal 2013.

Net sales to the ENT market in fiscal 2014 decreased by $0.2 million, or 8%, as compared to fiscal 2013. The decline was primarily attributable to a worldwide softening of demand for our ENT fiberscopes ($0.2 million). We did, however, realize 5% growth in sales of our videoscope platform driven by the introduction of our 7000 series digital processing unit in fiscal 2014 as compared to fiscal 2013.

Net sales to the TNE market in fiscal 2014 increased by $0.2 million, or 17%, as compared to fiscal 2013. An increase in demand for our EndoSheath technology contributed to the year-over-year growth ($0.1 million). Our effort to drive awareness of the efficacy and safety of our EndoSheath technology and increase utilization resulted in the 41% unit volume growth in fiscal 2014.

Net sales to the pulmonology market in fiscal 2014 increased by $0.3 million, or 40%, as compared to fiscal 2013. The year-over-year growth was primarily attributable to strong demand for our video platform (video-based bronchoscope and digital processing unit) in the U.S. ($0.2 million). We also achieved 55% unit volume growth of our EndoSheath technology in fiscal 2014 as compared to fiscal 2013 as we continue to increase our installed base in the U.S. and drive further adoption of our sterile endoscopic solution.

We did not sell any surgical endoscope systems to SpineView during the fiscal year. In December 2012, SpineView received 510(k) clearance from the Food and Drug Administration (“FDA”) to use our system for spine applications. With this clearance and the units supplied in fiscal 2013, SpineView has been conducting clinical preference trials for minimally invasive spine surgeries and seeking reimbursement for the procedure. As a result, we did not anticipate any sales in fiscal 2014 nor do we expect any shipments in fiscal 2015.

Net sales of all repairs, peripherals, and accessories in fiscal 2014 increased by $0.1 million, or 3%, as compared to fiscal 2013. The year-over-year growth was primarily attributable to an increase in sales of our peripherals and accessories in the international markets ($0.1 million).

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for fiscal years 2014 and 2013 was as follows:

	Fiscal Year Ended March 31,
Gross Profit	2014	2013	Change
Medical	$3,469	$3,102	12%
As percentage of net sales	24.5%	26.7%	-2.2%
Industrial	1,029	1,240	-17%
As percentage of net sales	34.6%	33.9%	0.7%
Gross profit	$4,498	$4,342	4%
Gross margin percentage	26.3%	28.4%	-2.1%

The gross margin percentage was 26.3% in fiscal 2014 compared to 28.4% in fiscal 2013. The year-over-year decline was primarily attributable to an inventory charge of $0.6 million to write-off slow moving and obsolete materials (gross margin percentage point impact of 3.5% in fiscal 2014). In the fourth quarter of fiscal 2014, we rendered older products obsolete and reduced excess inventory in preparation for launching our latest generation products in fiscal 2015.

Operating Expenses (Selling, General, and Administrative (“SG&A”) and Research and Development (“R&D”)

Operating expenses by operating segment for fiscal years 2014 and 2013 were as follows:

	Fiscal Year Ended March 31,
Operating Expenses	2014	2013	Change
SG&A expenses
Medical	$8,803	$9,663	-9%
Industrial	1,038	1,336	-22%
Total SG&A expenses	9,841	10,999	-11%
R&D expenses
Medical	2,101	1,820	15%
Industrial	-	-	-
Total R&D expenses	2,101	1,820	15%
Total operating expenses	$11,942	$12,819	-7%

SG&A Expenses

SG&A expenses were $9.8 million in fiscal 2014, representing a decrease of $1.2 million, or 11%, as compared to fiscal 2013. The year-over-year decrease was primarily attributable to the following:

●

Lower stock-based compensation expense ($0.8 million). The fiscal 2014 period benefited from the reversal of $0.3 million of stock-based compensation expense for our former President and Chief Executive Officer, Cynthia F. Ansari; and

●

Lower corporate salaries and benefits expenses ($0.4 million). We recorded a one-time severance pay of $0.3 million for our former EVP, Corporate Development and Chief Financial Officer, Katherine L. Wolf, in the second quarter of fiscal 2013, which was not repeated in the current fiscal year.

R&D Expenses

R&D expenses were $2.1 million in fiscal 2014, representing an increase of $0.3 million, or 15%, as compared to fiscal 2013. The year-over-year increase was primarily attributable to the following:

●	Higher product development costs for our next generation bronchoscope ($0.1 million); and
●

Higher engineering costs ($0.2 million). We improved the stability and reliability of our next generation digital processing unit, the DPU-7000, which we launched in March 2013 and introduced at a trade show in April 2013.

Other (Expense) Income

Other (expense) income for fiscal years 2014 and 2013 was as follows:

	Fiscal Year Ended March 31,
Other (Expense) Income	2014	2013	Change
Interest income	$1	$4	-75%
Interest expense	(192)	(503)	-62%
Debt cost expense	(43)	(272)	-84%
Loss on extinguishment of debt	-	(1,244)	-100%
Other, net	(24)	(53)	-55%
Other expense	$(258)	$(2,068)	-88%

Other expense was $0.3 million in fiscal 2014, representing a decrease of $1.8 million, or 88%, as compared to fiscal 2013. In connection with the termination of the previous debt arrangements with our Chairman, we wrote-off the remaining deferred debt cost balance of $1.2 million at September 19, 2012 and classified the transaction as a loss on the extinguishment of debt in fiscal 2013.

Liquidity and Capital Resources

The following table summarizes selected financial information and statistics as of March 31, 2014 and 2013:

	March 31,
	2014	2013
Cash and cash equivalents	$1,237	$788
Accounts receivable, net	$3,818	$3,624
Inventories, net	$4,194	$5,158
Working capital	$6,863	$6,957

Our cash and cash equivalents is our principal source of liquidity. Cash and cash equivalents at March 31, 2014 were $1.2 million compared to $0.8 million at March 31, 2013. Working capital was $6.9 million at the end of fiscal 2014 compared to $7.0 million at the end of fiscal 2013. The decrease in working capital was primarily attributable to lower inventories, partially offset by higher cash and accounts receivable balances. Given our limited capital resources, we continue to focus our efforts on reducing our days sales outstanding while maintaining an adequate level of inventory.

In fiscal 2014, we used $5.9 million of net cash in our operating activities compared to $9.6 million in fiscal 2013. The improvement in cash used in operations was primarily attributable to higher accounts receivable collections during fiscal 2014 (a favorable change of $1.3 million) and reduced spend on inventories (a favorable change of $2.1 million) compared to fiscal 2013. In addition, we achieved a 27% improvement in net loss ($2.8 million) in fiscal 2014, as compared to fiscal 2013, resulting from a higher gross profit ($0.2 million) and lower operating expenses ($0.9 million).

In fiscal 2014, we used $50 thousand of net cash from our investing activities compared to $90 thousand in fiscal 2013. The decrease was primarily attributable to lower capital expenditures during fiscal 2014.

In fiscal 2014, we provided $6.4 million of net cash from our financing activities compared to $7.9 million in fiscal 2013, of which $6.5 million and $7.0 million, respectively, was provided by related party debt notes. The decrease was primarily attributable to the net proceeds from the sale of common stock to LPC during fiscal 2013 ($0.9 million).

Outlook

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of March 31, 2014, we had cash and cash equivalents totaling approximately $1.2 million. We expect that our cash at March 31, 2014, together with the $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2015, under a letter agreement dated May 29, 2014 from Lewis C. Pell, our Chairman (the “Letter Agreement”), should be sufficient to fund our operations through at least March 31, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Letter Agreement becomes unavailable or expire, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Contractual Obligations

The following table summarizes our significant contractual commitments as of March 31, 2014 and the effects such commitments are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Convertible debt—related party	$23,500	$-	$-	$23,500	$-
Office lease commitments	667	471	196	-	-
Capital lease obligations	22	22	-	-	-
Total contractual obligations	$24,189	$493	$196	$23,500	$-

Contractual commitments in the table above represent future cash obligations that are legally binding and enforceable under agreements with third parties. These amounts relate to future minimum payments under our convertible debt and operating and capital leases. We expect to be able to meet our obligations in the ordinary course.

Off-Balance Sheet Arrangements

At March 31, 2014, we had no off-balance sheet arrangements.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of our senior management, including our Chief Executive Officer (“CEO”) and Vice President, Finance (Principal Financial Officer (“PFO”)), the effectiveness of the design and operation of our disclosure controls and procedures of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and the PFO concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Controls over Financial Reporting is included in the Financial Statements following Item 15 of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company, this Annual Report on Form 10-K is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management’s Report on Consolidated Financial Statements

Our management is responsible for the preparation, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States. Our management believes the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10-K. The consolidated financial statements have been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Report on Internal Control Over Financial Reporting

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

Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information required by this Item 10 with respect to our Directors is incorporated herein by reference to the information contained under the caption “Proposal 1: Election of Class I Directors” in our definitive proxy statement related to the 2014 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Executive Officers of the Company

The information concerning our executive officers required by this Item is provided under the caption “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item 10 concerning Section 16(a) beneficial ownership reporting compliance by our directors and executive officers is incorporated herein by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement related to the 2014 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Code of Ethics

The information required by this Item 10 concerning our code of ethics is incorporated herein by reference to the information contained under the caption “Board Structure and Governance —Code of Ethics” in our definitive proxy statement related to the 2014 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement related to the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement related to the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement related to the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountants Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement related to the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.2	By-laws, as amended to date (Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2009).
*10.1	2003 Director Option Plan, as amended (Incorporated by reference to the Registration Statement on Form S-8 filed on October 10, 2008).
*10.2	2000 Stock Incentive Plan (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000).
*10.3	2007 Stock Incentive Plan, as amended (Incorporated by reference to the Proxy Statement dated July 30, 2007 filed with the Securities and Exchange Commission on July 27, 2007 on Schedule 14A).

10.4	Lease Agreement between Vision-Sciences, Inc. and 30 Ramland Road LLC dated as of March 23, 2000 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000).
10.5

Third Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as December 26, 2006 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.6

Fourth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as April 12, 2009 (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

10.7

Amended and Restated Revolving Loan Agreement between Vision-Sciences, Inc. and Lewis C. Pell dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-k filed on October 4, 2012).

10.8	Common Stock Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated November 9, 2009 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.9	Form of Common Stock Purchase Agreement dated January 18, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011).
**10.10	Supply Agreement between Vision-Sciences, Inc. and Stryker Corporation dated September 22, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2010).
10.11	Purchase Agreement between Vision-Sciences, Inc. and Lincoln Park Capital Fund, LLC dated April 27, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012).
10.12	Common Stock Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated September 30, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on October 4, 2012).
10.13

Promissory Note between Vision-Sciences, Inc. and Lewis C. Pell dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 14, 2012).

10.14

Letter Agreement between Vision-Sciences, Inc. and Lewis C. Pell dated August 14, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 14, 2012).

10.15

Waiver from Lewis C. Pell under the Revolving Loan Agreement dated April 27, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012 as filed with the SEC on August 14, 2012).

10.16

Convertible Promissory Note made by Vision-Sciences, Inc. in favor of Lewis C. Pell, dated as of September 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2012).

10.17

Letter Agreement dated June 21, 2013 between the Company and Lewis C. Pell (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC on June 25, 2013).

10.18

Promissory Note made by Vision-Sciences, Inc. in favor of Lewis C. Pell, dated September 25, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2013).

*10.19

Employment Letter dated September 10, 2013 between the Company and Keith Darragh (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as filed with the SEC on November 27, 2013).

*10.20

Employment Letter dated November 26, 2013 between the Company and Howard I. Zauberman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 27, 2013).

*10.21

Restricted Stock Agreement dated November 26, 2013 between the Company and Howard I. Zauberman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 27, 2013).

10.22	Letter Agreement dated May 29, 2014 between the Company and Lewis C. Pell.
21.1	Subsidiaries of the Company
23.1	Consent of EisnerAmper LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance
***101.SCH	XBRL Taxonomy Extension Schema
***101.CAL	XBRL Taxonomy Extension Calculation
***101.DEF	XBRL Taxonomy Extension Definition
***101.LAB	XBRL Taxonomy Extension Labels
***101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
**	Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION-SCIENCES, INC.

Date: May 30, 2014	By:	/s/ Howard I. Zauberman
Howard I. Zauberman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard I. Zauberman	President, Chief Executive Officer, and Director	May 30, 2014
Howard I. Zauberman	(Principal Executive Officer)

/s/ Keith J. C. Darragh	Vice President, Finance	May 30, 2014
Keith J. C. Darragh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lewis C. Pell	Chairman of the Board of Directors	May 30, 2014
Lewis C. Pell

/s/ David W. Anderson	Director	May 30, 2014
David W. Anderson

/s/ Lothar Koob	Director	May 30, 2014
Lothar Koob

/s/ Katsumi Oneda	Director	May 30, 2014
Katsumi Oneda

/s/ Cheryl Pegus	Director	May 30, 2014
Cheryl Pegus

/s/ Bruce Polsky	Director	May 30, 2014
Bruce Polsky

/s/ John J. Rydzewski	Director	May 30, 2014
John J. Rydzewski

VISION-SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vision-Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Vision-Sciences, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision-Sciences, Inc. and subsidiaries as of March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

May 30, 2014

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2014	2013

Net sales	$17,108	$15,287
Cost of sales	12,610	10,945
Gross profit	4,498	4,342

Selling, general, and administrative expenses	9,841	10,999
Research and development expenses	2,101	1,820
Operating loss	(7,444)	(8,477)

Interest income	1	4
Interest expense	(192)	(503)
Other, net	(24)	(53)
Debt cost expense	(43)	(272)
Loss on extinguishment of debt	-	(1,244)
Loss before provision for income taxes	(7,702)	(10,545)

Income tax provision	12	12
Net loss	$(7,714)	$(10,557)

Net loss per common share - basic and diluted	$(0.17)	$(0.23)

Weighted average shares used in computing net loss per common share - basic and diluted	46,155	45,945

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,237	$788
Accounts receivable, less allowances of $117 and $113, respectively	3,818	3,624
Inventories, net	4,194	5,158
Prepaid expenses and other current assets	455	276
Total current assets	9,704	9,846

Machinery and equipment	3,456	3,489
Demo equipment	1,311	1,101
Furniture and fixtures	225	225
Leasehold improvements	372	372
Property and equipment, at cost	5,364	5,187
Less—accumulated depreciation and amortization	4,302	3,733
Total property and equipment, net	1,062	1,454
Other assets, net	67	77
Total assets	$10,833	$11,377

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,217	$1,300
Accrued expenses	918	728
Accrued compensation	474	656
Deferred revenue	210	130
Capital lease obligations	22	75
Total current liabilities	2,841	2,889

Convertible debt—related party, net	22,414	17,000
Deferred revenue, net of current portion	93	62
Capital lease obligations, net of current portion	-	22
Total liabilities	25,348	19,973

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding—none	-	-
Common stock, $0.01 par value Authorized—75,000 shares; issued— 47,614 shares and 46,249 shares, respectively	476	463
Additional paid-in capital	102,629	100,819
Treasury stock at cost, 59 shares and 34 shares of common stock, respectively	(78)	(50)
Accumulated deficit	(117,542)	(109,828)
Total stockholders’ deficit	(14,515)	(8,596)
Total liabilities and stockholders’ deficit	$10,833	$11,377

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except per share amounts)

	Common Stock		Additional	Treasury Stock			Total
	Number of Shares	$0.01 Par Value	Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2012	45,396	$454	$98,382	7	$(14)	$(99,271)	$(449)
Exercise of stock options	88	1	98	-	-	-	99
Issuance of restricted stock awards	40	-	-	-	-	-	-
Cancellation of restricted stock awards	(50)	-	-	-	-	-	-
Sale of common stock, net of fees of $122	600	6	872	-	-	-	878
Issuance of commitment shares	175	2	(2)	-	-	-	-
Common stock repurchased	-	-	-	27	(36)	-	(36)
Stock-based compensation expense	-	-	1,469	-	-	-	1,469
Net loss	-	-	-	-	-	(10,557)	(10,557)
Balance at March 31, 2013	46,249	463	100,819	34	(50)	(109,828)	(8,596)
Issuance of restricted stock awards	1,365	13	(13)	-	-	-	-
Common stock repurchased	-	-	-	25	(28)	-	(28)
Beneficial conversion feature	-	-	1,129	-	-	-	1,129
Stock-based compensation expense	-	-	694	-	-	-	694
Net loss	-	-	-	-	-	(7,714)	(7,714)
Balance at March 31, 2014	47,614	$476	$102,629	59	$(78)	$(117,542)	$(14,515)

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,714)	$(10,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	695	795
Stock-based compensation expense	694	1,469
Debt cost expense	43	272
Provision for bad debt expenses	21	5
Loss on disposal of fixed assets	2	58
Loss on extinguishment of debt	-	1,244
Changes in assets and liabilities:
Accounts receivable	(215)	(1,497)
Inventories	692	(1,372)
Prepaid expenses and other current assets	(179)	(79)
Other assets	10	-
Accounts payable	(83)	713
Accrued expenses	190	(216)
Accrued compensation	(182)	(1)
Deferred revenue	111	(86)
Advances from customers	-	(394)
Net cash used in operating activities	(5,915)	(9,646)
Cash flows from investing activities:
Purchases of property and equipment	(53)	(95)
Proceeds from disposal of fixed assets	3	5
Net cash used in investing activities	(50)	(90)
Cash flows from financing activities:
Proceeds from issuance of convertible debt—related party	6,500	2,000
Proceeds from promissory note—related party	-	5,000
Net proceeds from sale of common stock	-	878
Proceeds from exercise of stock options	-	99
Common stock repurchased	(28)	(36)
Payments of capital leases	(58)	(91)
Net cash provided by financing activities	6,414	7,850
Net increase (decrease) in cash and cash equivalents	449	(1,886)
Cash and cash equivalents at beginning of period	$788	$2,674
Cash and cash equivalents at end of period	$1,237	$788

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$11	$17
Interest	$8	$592

Non-cash financing activities:
Beneficial conversion feature	$1,129	$-
Net transfers of inventory to fixed assets for use as demonstration equipment	$272	$184
Capital lease write-off	$17	$-
Debt consolidation	$-	$15,000

See notes to consolidated financial statements

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. The Company and Summary of Significant Accounting Policies

Company Overview

Vision-Sciences, Inc. and its subsidiaries (the “Company,” which may be referred to as “our”, “us”, or “we”) designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States (“U.S.”) and independent distributors for the rest of the world. With respect to our ureteroscope, we are the exclusive supplier to the Endoscopy Division of Stryker Corporation (“Stryker”). Our largest geographic markets are the U.S. and Europe.

We were incorporated in Delaware, and are the successor to operations originally begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. We own the registered trademarks Vision Sciences®, Slide-On®, EndoSheath®, EndoWipe® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

We have two reportable segments: medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

Our medical segment designs, manufactures and sells our advanced line of endoscopy-based products, including our flexible endoscopes, and our EndoSheath technology referred to as a sheath or EndoSheath disposable, for a variety of specialties and markets.

Our industrial segment, through our wholly-owned subsidiary Machida, designs, manufactures, and sells borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries. A borescope is an instrument that uses optical fibers or a small camera for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, cast parts and ground turbines, among other items.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of March 31, 2014, we had cash and cash equivalents totaling approximately $1.2 million. We expect that our cash at March 31, 2014, together with the $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2015, under a letter agreement dated May 29, 2014 from Lewis C. Pell, our Chairman, should be sufficient to fund our operations through at least March 31, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the Letter Agreement becomes unavailable or expires, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). ASC 605 requires that five basic criteria must be met before revenue can be recognized:

1.	persuasive evidence that an arrangement exists;
2.	delivery has occurred or services were rendered;
3.	the fee is fixed and determinable;
4.	collectability is reasonably assured; and
5.	the fair value of undelivered elements, if any, exists.

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

For products sold to Stryker we recognize revenue in a two-step process. The first step is recognition of revenue for our cost to manufacture these products when title passes to Stryker, generally upon shipment of our products F.O.B. shipping point. The second step is recognition of revenue for our specified margin of Stryker’s gross profit after Stryker sells the products to its end customers, based upon reports received from Stryker monthly. There is no minimum amount of product that Stryker is required to purchase from us.

Research and Development Expenses

Costs of research, new product development, and product redesign are charged to expense as incurred.

Stock-Based Compensation

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line uniform basis over the requisite service period of the award, which is generally four years for employees. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and include these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. For stock-based awards with performance-based vesting conditions, we are also required to estimate the probability of the vesting conditions being met. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

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

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. We have elected to treat interest and penalties, to the extent they arise, as a component of selling, general, and administrative expenses.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to stock options, warrants, and convertible debt would be anti-dilutive. The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of March 31, 2014 and 2013:

	March 31,
	2014	2013
Convertible debt	20,599,250	14,166,667
Stock options	4,377,874	5,780,608
Warrants	1,880,620	1,880,620
Restricted stock	1,325,402	122,044
Total anti-dilutive securities	28,183,146	21,949,939

Cash and Cash Equivalents

We classify investments with original maturities of 90 days or less, consisting of certificates of deposits and a money market account at a bank, as cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at March 31, 2014 and 2013.

Fair Value Measurements

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued compensation, and capital lease obligations approximate fair value due to their short-term nature. The carrying value of our convertible debt-related party approximates fair value due to its attributes which include, amongst others, interest and its conversion feature into our common stock.

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

The following table summarizes net sales to our significant customers, which accounted for more than 10% of total segment net sales:

	Fiscal Year Ended March 31,
	2014	2013
Medical segment
Stryker	$4,911	$3,052
Percentage of total segment net sales	35%	26%
Percentage of total net sales	29%	20%
Percentage of total accounts receivable, net	27%	41%

Industrial segment
Pratt & Whitney, a division of United Technology Corporation	$527	$944
Percentage of total segment net sales	18%	26%
Percentage of total net sales	3%	6%
Percentage of accounts receivable, net	9%	2%

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

	March 31,
	2014	2013
Raw materials	$3,456	$4,352
Work in process	329	427
Finished goods	409	379
Inventories, net	$4,194	$5,158

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

Depreciation and amortization expense was $695 thousand and $795 thousand in fiscal years 2014 and 2013, respectively.

Other Assets

Other assets consist primarily of deposits and patents. Patents are amortized on a straight-line basis over a period of up to 15 years. Our patents became fully amortized during the fiscal year ended March 31, 2012.

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. We believe that the carrying value of these assets is fully realizable at March 31, 2014 and 2013.

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

The following table summarizes the components of gross and net deferred debt cost balances as of March 31, 2013, which was fully amortized upon the extinguishment of the debt in fiscal 2013:

	March 31,
Deferred debt cost	2014	2013
Gross carrying amount	$-	$2,060
Accumulated amortization	-	(816)
Extinguishment of debt	-	(1,244)
Net carrying amount	$-	$-

Beneficial Conversion Feature

We account for potentially beneficial conversion features in accordance with the provisions of ASC 470-20 (Subtopic 20 “Debt with Conversions and Other Options” of Topic 470, Debt). A beneficial conversion feature exists if the fair value of the underlying common stock increases above the conversion price of the instrument on the commitment date. The difference in the common stock and conversion prices potentially results in a benefit conversion feature, a nondetachable conversion feature that is in the money at the commitment date. This resulting benefit is recorded as a convertible debt discount, with a corresponding increase to additional paid-in capital, and amortized using the effective interest method over the period from the commitment date (borrowing date) to the maturity date of the convertible debt.

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

The following table summarizes changes in our warranty reserve for fiscal years 2014 and 2013:

	March 31,
	2014	2013
Warranty reserve at April 1	$280	$303
Warranties accrued during the fiscal year	60	230
Warranties settled during the fiscal year	(110)	(253)
Warranty reserve at March 31	$230	$280

The warranty reserve at March 31, 2014 and 2013 is included in accrued expenses in our consolidated balance sheets.

Note 2. Segment Information

We design, develop, manufacture, and market products for endoscopy in two reportable segments: medical and industrial.

Management evaluates the revenue and profitability performance of each of our segments to make operating and strategic decisions. We have no intersegment revenue.

Fiscal Year Ended March 31,	Medical	Industrial	Adjustments*	Consolidated
2014
Net sales	$14,133	$2,975	$-	$17,108
Gross profit	3,469	1,029	-	4,498
Operating loss	(7,435)	(9)	-	(7,444)
Depreciation and amortization	684	11	-	695
Assets	11,243	1,775	(2,185)	10,833
Expenditures for fixed assets	53	-	-	53

2013
Net sales	$11,630	$3,657	$-	$15,287
Gross profit	3,102	1,240	-	4,342
Operating loss	(8,381)	(96)	-	(8,477)
Depreciation and amortization	772	23	-	795
Assets	11,833	1,466	(1,922)	11,377
Expenditures for fixed assets	95	-	-	95

	March 31,
*Adjustments	2014	2013
Intercompany eliminations	$(1,499)	$(1,236)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(2,185)	$(1,922)

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table presents the reconciliation of loss before provision for income taxes:

	Fiscal Year Ended March 31,
	2014	2013
Operating loss	$(7,444)	$(8,477)
Interest expense, net	(191)	(499)
Debt cost expense	(43)	(272)
Loss on extinguishment of debt	-	(1,244)
Other, net	(24)	(53)
Loss before provision for income taxes	$(7,702)	$(10,545)

The following table presents net sales based on the geographic location of the external customer. The United Kingdom accounted for 14% of our worldwide net sales in fiscal 2014. No individual foreign country accounted for more than 10% of our worldwide net sales in fiscal 2013.

	Fiscal Year Ended March 31,
	2014		2013
United States	$11,435	67%	$10,296	67%
Europe	4,642	27%	3,527	23%
Asia and Australia	349	2%	345	2%
Canada	274	2%	471	3%
Middle East and Africa	254	1%	468	3%
Central and South America	154	1%	180	2%
Net sales	$17,108	100%	$15,287	100%

Note 3. Income Taxes

We account for income taxes in accordance with ASC 740 (Topic 740, Income Taxes). ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our financial statements or tax returns. ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded in our consolidated financial statements for fiscal years 2014 and 2013.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for fiscal years 2014 and 2013. We have elected to treat interest and penalties, to the extent they arise, as a component of selling, general, and administrative expenses in our consolidated statement of operations.

In fiscal years 2014 and 2013, we recorded an income tax provision of approximately $12 thousand for minimum state taxes.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Fiscal Year Ended March 31,
	2014	2013

Federal statutory rate	-34%	-34%
State taxes, net of federal tax benefit	-6%	--%
Permanent differences:
Incentive stock options	2%	2%
Effect of permanent differences	2%	2%
Increase in valuation allowance	38%	32%
Effective tax rate	--%	--%

As of March 31, 2014, we had approximately $72.7 million of federal net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2034, commencing in fiscal 2015. As of March 31, 2014, we had approximately $45.7 million of state net operating loss carryforwards in the U.S. These net operating loss carryforwards expire at various dates through our fiscal 2029, commencing in fiscal 2015. We had $1.7 million state net operating loss carryforwards expire in fiscal 2014.

The IRC limits the amounts of net operating loss carryforwards that a company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. We have not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership could limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

The tax effects of the major items recorded as deferred tax assets are as follows:

	March 31,
	2014	2013
Net operating loss carryforwards	$26,884	$24,310
Stock-based compensation	3,136	2,898
Nondeductible reserves	224	248
Depreciation and amortization	208	143
Capital loss carryforwards	7	7
Other	366	352
Gross deferred tax asset	30,825	27,958
Valuation allowance	(30,825)	(27,958)
Net deferred tax asset	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by our historical results and restrictions on the usage of the net operating loss carryforwards. We increased the valuation allowance by $2.9 million in fiscal 2014 to account for the change in the gross deferred tax asset.

We file tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before our fiscal 2010 with exception of the net operating losses, for which the statute of limitations will expire the earlier of three years after the utilization or when expired. State jurisdictions that remain subject to examination range from our fiscal year 2011 to 2013.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 4. Accrued Expenses

The following table shows our consolidated financial statement details as of March 31, 2014 and 2013:

	March 31,
	2014	2013
Interest payable—related party	$253	$70
Warranty reserve	230	280
Accrued accounts payable	108	63
Accrued other	96	75
Accrued accounting fees	90	100
Accrued legal fees	77	41
Sales tax payable	33	27
Accrued travel expenses	31	72
Accrued expenses	$918	$728

Note 5. Advances from Customers

Supply Agreements

We are the exclusive supplier of the following Stryker-branded flexible endoscopes and co-branded EndoSheath technology:

Market	Product	Term
Urology	URT-7000 Video Ureteroscope	3-year agreement (December 2012 - December 2015)
	CST-5000 Video Cystoscope	3-year agreement (April 2011 - May 2014)
	CST-4000 Fiber Cystoscope	3-year agreement (April 2011 - May 2014)
	EndoSheath technology (cystoscopy only)	3-year agreement (April 2011 - May 2014)
	Peripherals and accessories (ureteroscopy)	3-year agreement (December 2012 - December 2015)
	Peripherals and accessories (cystoscopy)	3-year agreement (April 2011 - May 2014)

Stryker has the exclusive rights to distribute our ureteroscope worldwide.

Stryker wanted to extend its rights to market and sell our cystoscope and EndoSheath technology product lines beyond May 2014; however, we decided to sell direct in the U.S. in order to maximize revenue and margins. We made this decision in large part because Stryker’s endoscopy direct sales force is focused on the operating room in hospitals, while most cystoscopy procedures are performed in physicians’ offices and ambulatory surgical centers. We believe our U.S. sales force will be able to maximize revenue potential by focusing on these call points (physicians’ offices and ambulatory surgical centers).

We received advances from our strategic partners for future orders and for an initial stocking order. All of the advances were fully utilized as of March 31, 2013.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 6. Convertible Debt – Related Party

Convertible Promissory Notes

The following table is a summary of our convertible debt – related party at March 31, 2014:

Convertible Debt—Related Party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	3,500	(1,086)	2,414
	$23,500	$(1,086)	$22,414

On September 25, 2013 (the “Effective Date”), we entered into a $3.5 million revolving convertible promissory note (the “2013 Note”) with Mr. Pell. The 2013 Note accrues annual interest, payable annually, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the Effective Date (the “Maturity Date”), but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the Effective Date. At March 31, 2014, we had outstanding principal borrowings of $3.5 million, gross of the amount recognized as a beneficial conversion feature, under the 2013 Note, which is reflected as convertible debt – related party on our consolidated balance sheet.

During each draw upon the 2013 Note, a beneficial conversion feature was recorded as a result of the market price of our common stock increasing after the Effective Date. The following table summarizes the beneficial conversion feature amounts recorded as of March 31, 2014:

Date	Borrowing Amount	Convertible Shares	Share Price on Borrowing Date	Gross Beneficial Conversion Feature
October 7, 2013	$1,000	1,123,595	$0.95	$67
November 26, 2013	1,000	1,123,595	1.01	135
January 21, 2014	1,000	1,123,595	1.39	562
March 13, 2014	500	561,799	1.54	365
	$3,500	3,932,584		$1,129

The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized using the effective interest rate method over a five-year period from the borrowing date to the Maturity Date. At March 31, 2014, the unamortized convertible debt discount balance was $1.1 million and is expected to be recognized over a period of approximately 4.5 years.

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

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At March 31, 2014, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our consolidated balance sheet.

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

Debt cost expense related to the amortization of the convertible debt discount and interest expense related to the accrued interest on outstanding borrowings for fiscal years 2014 and 2013 were recorded in our consolidated statement of operations as follows:

	Fiscal Year Ended
	March 31,
	2014	2013
Debt cost expense	$43	$272
Interest expense	183	488

At March 31, 2014, we had an aggregate amount of $253 thousand in accrued interest under the Replacement Note and the 2013 Note, which is included in accrued expenses on our consolidated balance sheet.

Letter Agreement

Pursuant to the Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2015 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. We have not utilized the financial assistance agreement.

Note 7. Commitments and Contingencies

Leases

We rent our facilities in Orangeburg, NY (“Orangeburg”) and Natick, MA (“Natick”) from non-related parties. We occupy 20,500 square feet in our facility in Orangeburg under a lease, amended in April 2009, which expires in August 2015. Our Natick facility occupies 9,835 square feet under a lease, amended in January 2014, which expires in August 2015. We also lease some office and production equipment under leases that expire in August 2014.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the future minimum lease commitments under all operating and capital leases as of March 31, 2014:

Fiscal Year Ending March 31,	Office Lease Commitments	Capital Lease Obligations
2015	$471	$22
2016	196	-
Total future minimum lease payments	$667	22
Less—amount representing interest		-
Present value of future payments		$22

Total rent expense was approximately $488 thousand and $496 thousand in fiscal years 2014 and 2013, respectively. Certain of our leases contain purchase and/or renewal options.

Litigation

As of March 31, 2014, we had no material legal proceedings to which we, or any of our subsidiaries, are a party or to which any of our properties are subject.

Note 8. Common Stock

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

In connection with the Purchase Agreement, we incurred $122 thousand of costs associated with investment banking fees, legal fees, and expense reimbursement to LPC. Our net proceeds from the sale of the initial purchase shares were $878 thousand in fiscal 2013. No amounts have been received under the Purchase Agreement in fiscal 2014.

Note 9. Stock-Based Awards

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

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Stock Options

The following table summarizes stock option activity for fiscal years 2014 and 2013:

	Fiscal Year Ended March 31,
	2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1	5,780,608	$2.09	6,007,661	$2.23
Granted	1,096,500	1.04	1,019,750	1.25
Exercised	-	-	(87,881)	1.13
Cancelled (1)	(2,499,234)	2.19	(1,158,922)	2.18
Outstanding at March 31	4,377,874	$1.78	5,780,608	$2.09
Vested and expected to vest at March 31	4,302,138	$1.79	5,622,126	$2.10
Exercisable at March 31	3,531,403	$1.90	3,580,173	$2.34

(1) Includes cancellation of unvested stock options granted to our former President and Chief Executive Officer, Cynthia F. Ansari (1,125,000 stock options), and our former EVP, Corporate Development and Chief Financial Officer, Katherine L. Wolf (612,458 stock options).

At March 31, 2014, there were 1,415,603 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares.

The weighted average remaining contractual term was approximately 6.0 years for stock options outstanding, approximately 5.3 years for stock options exercisable, and 5.9 years for stock options vested and expected to vest as of March 31, 2014. The weighted average fair value of options granted was $0.68 and $0.90 in fiscal years 2014 and 2013, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $319 thousand for stock options outstanding, $202 thousand for stock options exercisable, and $308 thousand for stock options vested and expected to vest as of March 31, 2014. The total intrinsic value for stock options exercised was approximately $25 thousand in fiscal 2013. There were no stock options exercised during fiscal 2014.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any, because we currently have a full valuation allowance against our deferred tax assets.

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2014:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life	Weighted Exercise Average Price	Number of Shares	Weighted Average Exercise Price
$0.79	-	$1.16	1,591,250	8.07	$1.00	994,500	$1.00
$1.17	-	$2.32	1,868,399	4.88	$1.64	1,710,586	$1.62
$2.33	-	$3.48	464,350	6.63	$2.63	372,442	$2.65
$3.49	-	$4.65	293,375	1.23	$3.93	293,375	$3.93
$4.66	-	$5.81	160,500	4.16	$4.88	160,500	$4.88
			4,377,874	5.96	$1.78	3,531,403	$1.90

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

The following table summarizes restricted stock activity for fiscal years 2014 and 2013:

	Fiscal Year Ended March 31,
	2014		2013
		Weighted		Weighted
		Average		Average
	Number	Grant	Number	Grant
	of Shares	Price	of Shares	Price
Nonvested at April 1	122,044	$2.37	306,606	$2.50
Granted	1,365,000	1.00	40,000	1.40
Vested	(161,642)	1.54	(174,284)	2.30
Forfeited	-	-	(50,278)	2.66
Nonvested at March 31	1,325,402	$1.06	122,044	$2.37

We grant restricted stock awards (“RSA’s”) to our executive officers and management employees (collectively “management”) and members of our Board from time-to-time. There is no direct cost to the recipients of the RSA’s, except for any applicable taxes upon lapsing of the restrictions. In fiscal 2011, the Compensation Committee adopted a performance incentive plan (“PIP”) that provides for the payment of bonuses to management based on the attainment of specified Company performance and individual objectives. Any payments that may be due under the PIP will be paid in shares of restricted stock awarded under our 2007 Plan. The Compensation Committee did not approve a PIP for fiscal 2014 or 2013.

On November 26, 2013 (the “Appointment Date”), at the time of his appointment as President and Chief Executive Officer, Howard Zauberman was granted 1,200,000 shares of restricted stock. The restrictions on Mr. Zauberman’s restricted stock will lapse over four years (subject to further vesting as described below) commencing on the Appointment Date as follows: up to 300,000 shares become unrestricted each year, upon Mr. Zauberman’s achievement of predetermined Company milestones and individual performance objectives (the “Milestones”) based on a plan developed by Mr. Zauberman and approved by the Board on April 23, 2014 (the “Plan”). If a Milestone is not achieved, the shares of restricted stock tied to that Milestone are cancelled. Those restricted shares for which restrictions have been removed as a result of Mr. Zauberman’s achieving Milestones as described above will then vest in four equal annual installments.

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

	Fiscal Year Ended March 31,
	2014	2013
Risk-free interest rate	1.27%	1.05%
Expected life (in years)	5.47	6.43
Expected volatility	79%	84%
Expected dividend yield	--	--

The following table summarizes stock-based compensation recorded in our consolidated statements of operations in fiscal years 2014 and 2013:

	Fiscal Year Ended March 31,
	2014	2013
Cost of sales	$54	$89
Selling, general, and administrative expenses(1)	577	1,329
Research and development expenses	63	51
Total stock-based compensation	$694	$1,469

(1) Reflects reversal of stock-based compensation expense of $289 thousand in fiscal 2014 for the cancellation of unvested stock options granted to our former President and Chief Executive Officer, Cynthia F. Ansari.

At March 31, 2014, unrecognized stock-based compensation expense related to stock options was approximately $0.5 million and is expected to be recognized over a weighted average period of approximately 2.5 years. At March 31, 2014, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.6 years.

Note 10. Treasury Stock

The following table summarizes treasury stock activity for fiscal years 2014 and 2013:

	Number		Weighted
	of Shares		Average
Fiscal Year Ended	Repurchased	Cost	Purchase Price
March 31, 2014	25,525	$28	$1.11

March 31, 2013	27,329	$36	$1.32

The shares were purchased from management employees to cover income tax withholdings upon the lapse of restrictions on their restricted stock awards. Although not required to under our equity incentive plans, we anticipate repurchasing shares in a similar arrangement during fiscal 2015.

VISION-SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 11. Employee Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). Participating U.S. employees may contribute up to 70% of their salary, but not more than statutory limits. We may, but are not obligated to, make a matching contribution up to a certain percentage of each employee’s contribution. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. We did not make any matching contributions in fiscal years 2014 and 2013.

Note 12. Quarterly Financial Data (Unaudited)

	Fiscal Year Ended March 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$3,652	$3,968	$4,507	$4,981	$17,108
Gross profit	$1,080	$1,195	$1,378	$845	$4,498
Net loss	$(2,434)	$(1,323)	$(1,562)	$(2,395)	$(7,714)
Net loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.03)	$(0.05)	$(0.17)

	Fiscal Year Ended March 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$3,396	$3,739	$3,952	$4,200	$15,287
Gross profit	$913	$1,070	$1,132	$1,227	$4,342
Net loss	$(2,647)	$(4,264)	$(1,577)	$(2,069)	$(10,557)
Net loss per common share - basic and diluted	$(0.06)	$(0.09)	$(0.03)	$(0.04)	$(0.23)