Form 10-Q
period 2014-06-30
VISION SCIENCES INC /DE/
filed 2014-08-14
CIK 894237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

______________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2014.

Common Stock, par value of $0.01 per share	47,620,451
(Title of Class)	(Number of Shares)

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

 PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Net sales	$3,752	$3,652
Cost of sales	2,603	2,572
Gross profit	1,149	1,080

Selling, general, and administrative expenses	2,491	3,050
Research and development expenses	536	419
Operating loss	(1,878)	(2,389)

Interest expense	(83)	(41)
Other, net	(16)	(4)
Loss before provision for income taxes	(1,977)	(2,434)

Income tax provision	-	-
Net loss	$(1,977)	$(2,434)

Net loss per common share - basic and diluted	$(0.04)	$(0.05)

Weighted average shares used in computing net loss per common share - basic and diluted	46,260	46,109

See accompanying notes to condensed consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	March 31,
	2014	2014
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,270	$1,237
Accounts receivable, less allowances of $174 and $117, respectively	3,316	3,818
Inventories, net	4,192	4,194
Prepaid expenses and other current assets	438	455
Total current assets	9,216	9,704

Machinery and equipment	3,467	3,456
Demo equipment	1,456	1,311
Furniture and fixtures	237	225
Leasehold improvements	372	372
Property and equipment, at cost	5,532	5,364
Less—accumulated depreciation and amortization	(4,437)	(4,302)
Total property and equipment, net	1,095	1,062
Other assets, net	67	67
Total assets	$10,378	$10,833

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,145	$1,217
Accrued expenses	921	918
Accrued compensation	679	474
Deferred revenue	303	210
Capital lease obligations	9	22
Total current liabilities	3,057	2,841

Convertible debt—related party	23,440	22,414
Deferred revenue, net of current portion	203	93
Total liabilities	26,700	25,348

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value
Authorized—5,000 shares; issued and outstanding - none	-	-
Common stock, $0.01 par value
Authorized—75,000 shares; issued and outstanding—47,620 shares and 47,614 shares, respectively	476	476
Additional paid-in capital	102,806	102,629
Treasury stock at cost, 65 and 59 shares of common stock, respectively	(85)	(78)
Accumulated deficit	(119,519)	(117,542)
Total stockholders’ deficit	(16,322)	(14,515)
Total liabilities and stockholders’ deficit	$10,378	$10,833

See accompanying notes to condensed consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,977)	$(2,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	188
Stock-based compensation expense	154	555
Provision for bad debt expense	44	8
Amortization of debt discount	26	-
Loss on disposal of fixed assets	6	3
Changes in assets and liabilities:
Accounts receivable	458	931
Inventories	(178)	(191)
Prepaid expenses and other current assets	17	(85)
Accounts payable	(72)	(483)
Accrued expenses	3	(133)
Accrued compensation	205	210
Deferred revenue	203	12
Net cash used in operating activities	(945)	(1,419)
Cash flows from investing activities:
Purchases of property and equipment	(25)	-
Net cash used in investing activities	(25)	-
Cash flows from financing activities:
Proceeds from issuance of convertible debt-related party	1,000	2,000
Proceeds from exercise of stock options	23	-
Common stock repurchased	(7)	(18)
Payments of capital leases	(13)	(19)
Net cash provided by financing activities	1,003	1,963
Net increase in cash and cash equivalents	33	544
Cash and cash equivalents at beginning of period	$1,237	$788
Cash and cash equivalents at end of period	$1,270	$1,332

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$180	$116

See accompanying notes to condensed consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except number of shares and per share amounts)

Note 1.   Summary of Significant Accounting Policies

Vision-Sciences, Inc. and its subsidiaries (the “Company,” or “our”, “us” or “we”) designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. Our products are sold throughout the world through direct sales representatives in the United States (“U.S.”) and independent distributors for the rest of the world. We are the exclusive supplier of ureteroscopes to the Endoscopy Division of Stryker Corporation (“Stryker”). Our largest geographic markets are the U.S. and Europe.

We are incorporated in Delaware, and are the successor to operations begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. We own the registered trademarks Vision Sciences®, EndoSheath®, EndoWipe®, Slide-On® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

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

The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during the remainder of fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of June 30, 2014, we had cash and cash equivalents totaling approximately $1.3 million. On June 16, 2014, we issued a convertible promissory note to Lewis C. Pell, our Chairman that allowed us to borrow up to $5.0 million, or the 2014 Note. The 2014 Note was issued in accordance with a letter agreement dated May 29, 2014 from Mr. Pell that provided for up to $5.0 million of capital to be made available to us, subject to certain conditions and an expiration date of July 1, 2015. The letter agreement was then terminated. As of June 30, 2014, we had $1.0 million in principal outstanding under the 2014 Note. We expect that our cash at June 30, 2014, together with $4.0 million remaining to be drawn under the 2014 Note, should be sufficient to fund our operations through at least June 30, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the 2014 Note becomes unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Summary of Significant Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with the rules and regulations of the SEC for interim reporting and U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable, based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are any differences (other than nominal differences) between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

In the opinion of our Company’s management, the accompanying unaudited condensed financial statements contain all adjustments(consisting of normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of June 30, 2014 and the results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended June 30, 2014 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending March 31, 2015. As of June 30, 2014, there have been no material changes to any of the significant accounting policies described in our Report on Form 10-K for the year ended March 30, 2014.

The accompanying condensed consolidated financial statements reflect the accounts of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance, namely (“ASU”) No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Fair Value Measurements

The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued compensation, and capital lease obligations approximate fair value due to their short-term nature. The carrying value of our convertible debt-related party approximates fair value due to its attributes, which include, amongst others, interest and its conversion feature into common stock.

In determining the fair value of the convertible debt – related party, we analyzed its attributes (coupon rate, conversion price, and the percentage of market cap the face value of the debt instrument was prior to the announcement of the debt) as compared to public company convertible debt issuances in the healthcare industry. We determined the convertible debt was not issued at a discount as its fair value was equal to its face (carrying) value.

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

The following table summarizes net sales to our significant customers which accounted for more than 10% of total segment net sales and total accounts receivable, net:

	June 30, 2014	June 30, 2013
Medical segment
Stryker	$478	$1,144
Percentage of total segment net sales for the three months ended	16%	38%
Percentage of total net sales for the three months ended	13%	31%
Percentage of total accounts receivable, net as of	14%	26%

Note 2.   Basic and Diluted Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. For all periods presented, the diluted net loss per common share is the same as basic net loss per common share, as the inclusion of other shares of stock issuable pursuant to convertible debt, stock options and warrants would be anti-dilutive. The following table summarizes equity securities that were excluded from the calculation of fully diluted net loss per share as of June 30, 2014 and 2013, respectively:

	June 30,
	2014	2013
Convertible debt	21,500,150	15,833,333
Stock options	4,346,369	6,076,858
Warrants	1,880,620	1,880,620
Restricted stock	1,236,647	78,028
Total anti-dilutive securities	28,963,786	23,868,839

Note 3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	June 30, 2014	March 31, 2014
Raw materials	$3,482	$3,456
Work in process	318	329
Finished goods	392	409
Inventories, net	$4,192	$4,194

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components that are supplied to us by suppliers with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 4.   Supply Agreements

We are the exclusive supplier of the following Stryker-branded flexible endoscopes:

Market	Product	Term
Urology	URT-7000 Video Ureteroscope	3- year agreement (December 2012-December 2015)
	Peripherals and accessories (ureteroscopy)	3- year agreement (December 2012-December 2015)

Stryker has the exclusive rights to distribute our ureteroscope in the United States.

From April 2011 through May 2014, Stryker had the rights to market and sell our cystoscopes, the CST- 5000 Video Cystoscope and the CST-4000 Fiber Cystoscope, and the accompanying EndoSheath disposables, peripherals and accessories. We decided to not renew this exclusivity and to directly sell the cystoscopes, their EndoSheaths, peripherals and accessories in the U.S. We made this decision in large part because Stryker’s endoscopy sales force focuses on the operating room in hospitals, while most cystoscopy procedures are performed in physicians’ offices and ambulatory surgical centers.

Note 5.   Convertible debt – related party

Convertible Promissory Note:

The following table is a summary of our convertible debt – related party at June 30, 2014:

Convertible debt – related party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	3,500	(1,060)	2,440
2014 Note	1,000	-	1,000
	$24,500	$1,060	$23,440

Pursuant to a May 29, 2014 Letter Agreement between us and Mr. Lewis C. Pell, or the Letter Agreement, Mr. Pell agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2015 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. This Letter Agreement provided that this financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. The Letter Agreement was terminated upon the issuance of the 2014 Note.

Pursuant to the Letter Agreement, on June 16, 2014, or the 2014 Effective Date, we entered into the 2014 Note with Mr. Pell that allowed us to borrow up to $5.0 million. The 2014 Note accrues annual interest at the rate of 1.91%. The 2014 Note must be repaid in full on or before the fifth anniversary of the 2014 Effective Date, or the 2014 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2014 Note upon an event of default, as defined in the 2014 Note. The outstanding principal amount of the 2014 Note is convertible at any time prior to the 2014 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $1.11, the closing bid price of our common stock on the 2014 Effective Date. At June 30, 2014, we had outstanding principal borrowings of $1.0 million under the 2014 Note, which is included in convertible debt – related party on our condensed consolidated balance sheet. Each time we draw on any available credit under the 2014 Note, we determine if a beneficial conversion feature of the convertible debt exists. A beneficial conversion feature will arise if the $1.11 conversion price of the 2014 Note is below the per share fair value of our common stock on the date of a draw down.

On September 25, 2013, or the 2013 Effective Date, we entered into a convertible promissory note, or the 2013 Note with Mr. Pell that allowed us to borrow up to $3.5 million. The 2013 Note accrues annual interest, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the 2013 Effective Date, or the 2013 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the 2013 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the 2013 Effective Date. At June 30, 2014, we had outstanding principal borrowings of $3.5 million, gross of the amount recognized as a beneficial conversion feature, under the 2013 Note, which is included in convertible debt – related party on our consolidated balance sheet.

During each draw upon the 2013 Note, a beneficial conversion feature was recorded as a result of the market price of our common stock increasing after the 2013 Effective Date. The following table summarizes the beneficial conversion feature amounts recorded as of June 30, 2014:

Date	Borrowing Amount	Convertible Shares	Share Price on Borrowing Date	Gross Beneficial Conversion Feature
October 7, 2013	$1,000	1,123,595	$0.95	$67
November 26, 2013	$1,000	1,123,595	1.01	135
January 21, 2014	$1,000	1,123,595	1.39	562
March 13, 2014	$500	561,799	1.54	365
	$3,500	3,932,584		$1,129

The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized using the effective interest rate method over a five-year period from the borrowing date to the Maturity Date. At June 30, 2014, the unamortized convertible debt discount balance was $1.1 million and is expected to be recognized over a period of approximately 4.2 years.

On September 19, 2012, or the Replacement Note Effective Date, we entered into a convertible promissory note or the Replacement Note with Mr. Pell that allowed us to borrow up to $20.0 million. The Replacement Note (i) consolidated and restructured the $15.0 million in aggregate borrowings collectively outstanding under an Amended and Restated Loan Agreement, dated September 30, 2011, between us and Mr. Pell, or the Original Agreement and a separate promissory note, dated July 25, 2012, between us and Mr. Pell, and (ii) provided for up to $5.0 million in additional borrowings.

The Replacement Note accrues annual interest, payable annually, at the rate of 0.84%. The Replacement Note must be repaid in full on or before the fifth anniversary of the Replacement Note Effective Date, or the Replacement Note Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the Replacement Note upon an event of default, as defined in the Replacement Note.

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At June 30, 2014, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our consolidated balance sheet.

Pursuant to the Original Agreement, Mr. Pell received warrants to purchase an aggregate of 1,880,620 shares of our common stock at a weighted average exercise price of $1.86 per share. All of the warrants are vested and expire on the later of September 30, 2016 or one year after the termination of the Original Agreement and repayment of all amounts due and payable under the Original Agreement.

Amortization of the convertible debt discount and interest expense related to the accrued interest on outstanding borrowings are recorded as interest expense in our condensed consolidated statement of operations. Interest expense for the three months ended June 30, 2014 and 2013, respectively, was comprised of:

	Three months ended June 30,
	2014	2013
Amortization of convertible debt discount	$(26)	$-
Interest Expense	(57)	(41)
	$(83)	$(41)

At June 30, 2014, we had an aggregate amount of $311 thousand in accrued interest under the 2014 Note, the 2013 Note and the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet.

Note 6.  Stock-Based Awards

We maintain the following stockholder-approved equity incentive plans:

●

The 2000 Stock Incentive Plan (the “2000 Plan”) authorizes the issuance of up to 4,500,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and performance shares.

●

The 2007 Stock Incentive Plan, as amended, (the “2007 Plan) authorizes the issuance of up to 7,000,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, and other stock-based awards.

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

Stock Options

The following table summarizes stock options activity for the three months ended June 30, 2014:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at April 1, 2014	4,377,874	$ 0.85	–	$4.88	$1.78	6.0
Granted	430,000	$ 1.04	–	$1.25	1.12
Exercised	(25,000)	$ 0.97	–	$0.97	0.97
Canceled	(426,505)	$ 0.95	–	$4.30	2.65
Outstanding at June 30, 2014	4,356,369	$ 0.85	–	$4.88	$1.64	5.8
Vested and expected to vest at June 30, 2014	4,310,973	$ 0.85	–	$4.88	$1.64	5.8
Exercisable at June 30, 2014	3,558,703	$ 0.85	–	$4.88	$1.73	5.0

 The weighted average fair value of options granted during the three months ended June 30, 2014 and 2013 was $0.77 and $0.70 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $234 thousand for stock options outstanding, $180 thousand for stock options exercisable, and $230 thousand for stock options vested and expected to vest as of June 30, 2014.

We do not expect to realize any tax benefits from future disqualifying dispositions, if any.

Restricted Stock

We determine stock-based compensation expense for performance based restricted stock based upon the fair value of our common stock at the date of grant and recognize expense based upon the most probable outcome as to whether the performance targets will be achieved and the stock-based compensation being earned.

The following table summarizes restricted stock activity for the three months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Price
Nonvested at April 1, 2014	1,325,402	$1.06
Vested	(68,950)	1.51
Forfeited	(19,805)	1.62
Nonvested at June 30, 2014	1,236,647	$1.05

We grant restricted stock awards to certain executive officers and management employees and certain members of our Board.

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

	Three Months Ended June 30,
	2014	2013
Risk-free interest rate	1.9%	1.3%
Expected life (in years)	6.7	7.0
Expected volatility	77%	82%
Expected dividend yield	--	--

The following table summarizes stock-based compensation recorded in our consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
	2014	2013
Cost of sales	$16	$30
Selling, general, and administrative expenses	123	509
Research and development expenses	15	16
Total stock-based compensation expense	$154	$555

At June 30, 2014, unrecognized stock-based compensation expense related to stock options was approximately $0.6 million and is expected to be recognized over a weighted average period of approximately 3.1 years. At June 30, 2014, unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately 3.4 years.

 Note 7. Treasury Stock

The following table summarizes treasury stock activity for the three months ended June 30, 2014 and 2013, respectively:

Three Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
June 30, 2014	5	$6	$1.22

June 30, 2013	15	$18	$1.14

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

The following table presents key financial highlights by reportable segments:

Three Months Ended June 30, 2014	Medical	Industrial	Adjustments*	Consolidated
Net sales	$3,060	$692	$-	$3,752
Gross profit	897	252	-	1,149
Operating loss	(1,838)	(40)	-	(1,878)
Interest expense, net	83	-	-	83
Depreciation and amortization	164	2	-	166
Stock-based compensation expense	142	12	-	154

As of June 30, 2014
Total assets	10,868	1,640	(2,130)	10,378
Expenditures for fixed assets	25	-	-	25

Three Months Ended June 30, 2013
Net sales	$3,029	$623	$-	$3,652
Gross profit	793	287	-	1,080
Operating loss	(2,387)	(2)	-	(2,389)
Interest expense, net	41	-	-	41
Depreciation and amortization	184	4	-	188
Stock-based compensation expense	531	24	-	555

As of June 30, 2013
Total assets	11,615	1,679	(2,224)	11,070
Expenditures for fixed assets	-	-	-	-

	Three months ended
	June 30,
* Adjustments	2014	2013
Intercompany eliminations	$(1,444)	$(1,538)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(2,130)	$(2,224)

Note 9. Subsequent Event

On August 13, 2014, we drew down another $1.0 million under the 2014 Note. As of the date hereof, we had $2.0 million in principal outstanding under the 2014 Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business Overview

Vision-Sciences, Inc. and its subsidiaries, or the Company, or our, us, or we, designs, develops, manufactures, and markets products for endoscopy – the science of using an instrument, known as an endoscope, to provide minimally invasive access to areas not readily visible to the human eye. We operate in two segments: medical and industrial. Each of these operating segments has unique characteristics and faces different opportunities and challenges.

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

In November 2013, the ECRI Institute listed cross-contamination from flexible endoscopes as the sixth most dangerous hazard on its list of the top-ten health technology hazards for 2014. The use of our EndoSheath technology allows healthcare providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the U.S. Food and Drug Administration, or the FDA for conventional endoscopes. The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ regulations and organizational guidelines, whether they are used in hospitals, clinics or office settings. With our EndoSheath technology we are able to reduce the steps needed to reprocess flexible endoscopes from approximately 27 to three, thereby lowering costs and saving time. This design of “always ready” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to healthcare practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

We target five market spaces for our endoscopes and our EndoSheath technology:

•	Urology – we manufacture, market, and sell our cystoscopes and EndoSheath technology to urologists. We also supply our ureteroscopes to the Endoscopy Division of Stryker Corporation, or Stryker.
•

Pulmonology (Critical Care)– we manufacture, market, and sell our bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians.

•

Surgery– we manufacture, market, and sell our TNE (trans-nasal esophagoscopy) endoscope and EndoSheath technology to general surgeons, primarily bariatric and gastroesophageal reflux disease (“GERD”) surgeons.

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

•

Increasing the competencies and capabilities of our sales force in the U.S. by adding proven medical-surgical device sales professionals and expanding our international distribution network in promising territories;

•	Targeting office-based clinics and ambulatory surgical centers, as well as acute care facilities, that recognize patient safety and the patient experience as a primary value position;
•	Capitalizing on our extensive and relevant library of published clinical studies and peer reviewed papers on the efficacy and safety of our EndoSheath technology; and
•	Enhancing our professional educational programs to allow healthcare professionals to teach other healthcare professionals about our EndoSheath technology.

The following table summarizes the products we sell in each market space and the distribution network we use to market and sell those products:

Market	Products	Distribution Network
Urology	URT-7000 Video Ureteroscope	Stryker*
	CST-5000 Video Cystoscope	U.S. sales force; international distributors
	CST-4000 Fiber Cystoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories (cystoscopy)	U.S. sales force; international distributors
	Peripherals and accessories (ureteroscopy only)	Stryker*

ENT	ENT-5000 Video Endoscope	U.S. sales force; international distributors
	ENT-4500 Fiber Endoscope	U.S. sales force; international distributors
	ENT-4000 Fiber Endoscope	U.S. sales force; international distributors
	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Surgery / GI /	TNE-5000 Video Endoscope	U.S. sales force; international distributors
Gastroenterology	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

Pulmonology	BRS-5100 Video Bronchoscope	U.S. sales force; international distributors
(Critical	BRS-4000 Fiber Bronchoscope	U.S. sales force; international distributors
Care)	DPU-5050 Digital Processing Unit	U.S. sales force; international distributors
	DPU-7000 Digital Processing Unit	U.S. sales force; international distributors
	EndoSheath technology	U.S. sales force; international distributors
	Peripherals and accessories	U.S. sales force; international distributors

* North America

From April 2011 through May 2014, Stryker had the rights to market and sell our cystoscopes, the CST- 5000 Video Cystoscope and the CST-4000 Fiber Cystoscope, and the accompanying EndoSheath technology, peripherals and accessories. We decided to not renew this exclusivity and to directly the cystoscopes, their EndoSheaths, peripherals and accessories in the U.S. to maximize our revenue and margins. We made this decision in large part because Stryker’s endoscopy direct sales force focuses on the operating room in hospitals, while most cystoscopy procedures are performed in physicians’ offices and ambulatory surgical centers. We believe that our U.S. sales force will be able to maximize revenue potential by focusing on these call points (physicians’ offices and ambulatory surgical centers). We expect that we will benefit by realizing the full gross profit contribution, which was previously shared with Stryker.

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

Debt Arrangements – Related Party

Convertible Promissory Notes

Pursuant to a May 29, 2014 letter agreement between us and Mr. Lewis C. Pell, our Chairman, or the Letter Agreement, Mr. Pell agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2015 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. This Letter Agreement provided that this financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. The Letter Agreement was terminated upon the issuance of the 2014 Note (as defined below).

On June 16, 2014, or the 2014 Effective Date, we entered into a convertible promissory note, or the 2014 Note, with Mr. Pell, in accordance with the Letter Agreement. The 2014 Note accrues annual interest at the rate of 1.91%. The 2014 Note must be repaid in full on or before the fifth anniversary of the 2014 Effective Date, or the 2014 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2014 Note upon an event of default, as defined in the 2014 Note. The outstanding principal amount of the 2014 Note is convertible at any time prior to the 2014 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $1.11, the closing bid price of our common stock on the 2014 Effective Date. As of June 30, 2014, we had outstanding principal borrowings of $1.0 million under the 2014 Note, which is included in convertible debt – related party on our condensed consolidated balance sheet.

On September 25, 2013, or the 2013 Effective Date, we entered into a convertible promissory note, or the 2013 Note with Mr. Pell that allowed us to borrow up to $3.5 million. The 2013 Note accrues annual interest, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the 2013 Effective Date, or the 2013 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the 2013 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the 2013 Effective Date. At June 30, 2014, we had outstanding principal borrowings of $3.5 million, gross of the amount recognized as a beneficial conversion feature, under the 2013 Note, which is included in convertible debt – related party on our condensed consolidated balance sheet.

On September 19, 2012, or the Replacement Note Effective Date, we entered into a convertible promissory note, or the Replacement Note, with Mr. Pell that allowed us to borrow up to $20.0 million. The Replacement Note (i) consolidated and restructured the $15.0 million in aggregate borrowings collectively outstanding under an Amended and Restated Loan Agreement, dated September 30, 2011, between us and Mr. Pell, or the Original Agreement, and a separate promissory note, dated July 25, 2012, between us and Mr. Pell, and (ii) provided for up to $5.0 million in additional borrowings.

The Replacement Note accrues annual interest, payable annually, at the rate of 0.84%. The Replacement Note must be repaid in full on or before the fifth anniversary of the Replacement Note Effective Date, or the Replacement Note Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the Replacement Note upon an event of default, as defined in the Replacement Note.

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At June 30, 2014, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet.

At June 30, 2014, we had an aggregate amount of $311 thousand in accrued interest under the 2014 Note, the 2013 Note and the Replacement Note, which is included in accrued expenses on our consolidated balance sheet.

During each draw upon the 2013 Note, a beneficial conversion feature was recorded as a result of the market price of our common stock increasing after the Effective Date. The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized over a five-year period from the borrowing date to the Maturity Date. At June 30, 2014, the unamortized convertible debt discount balance was $1.1 million and is expected to be recognized over a period of approximately 4.2 years.

The following table is a summary of our convertible debt – related party at June 30, 2014:

Convertible debt – related party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	3,500	(1,060)	2,440
2014 Note	1,000	-	1,000
	$24,500	$(1,060)	$22,440

The scheduled maturities of principal amounts of our Convertible debt – related party are $20.0 million due September 19, 2017, $3.5 million due September 25, 2018 and $1.0 million due June 16, 2019.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis. Estimates are based on historical experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that, of its significant accounting policies, an understanding of the following critical accounting policies is important in obtaining an overall understanding of the condensed consolidated financial statements.

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

Stock Based Compensation

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

Beneficial Conversion Feature

We account for beneficial conversion features in accordance with the provisions of ASC 470-20 (Subtopic 20 “Debt with Conversions and Other Options” of Topic 470, Debt). A beneficial conversion feature exists if the fair value of the underlying common stock is above the conversion price of the instrument on the commitment date. The difference in the common stock and conversion prices results in a beneficial conversion feature, a nondetachable conversion feature that is in the money at the commitment date. This resulting benefit is recorded as a convertible debt discount, with a corresponding increase to additional paid-in capital, and amortized using the effective interest method over the period from the commitment date (borrowing date) to the maturity date of the convertible debt.

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

Results of Operations (Dollars in thousands, except per share amounts)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories that can be sold to more than one market. Net sales by operating segment and by market/category for the three months ended June 30, 2014 and 2013, respectively, were as follows:

	Three Months Ended
	June 30,
Market/Category	2014	2013	Change
Urology	$1,773	$1,862	-5%
ENT	251	339	-26%
TNE	181	203	-11%
Pulmonology	365	87	320%
Repairs, peripherals, and accessories	490	538	-9%
Total medical sales	3,060	3,029	1%
Total industrial sales	692	623	11%
Net sales	$3,752	$3,652	3%

 Net sales increased $0.1 million, or 3%, to $3.8 million for the three months ended June 30, 2014 compared to $3.7 million during the prior-year period. During the three months ended June 30, 2014, our medical segment’s net sales of $3.1 million slightly increased due to substantial growth in our pulmonology market. Our industrial segment’s net sales of $0.7 million increased 11% compared to the prior-year period.

 The following table summarizes net sales by market/category and by product for our medical operating segment for the three months ended June 30, 2014 and 2013, respectively:

	Three Months ended June 30,
Market/Category	2014	2013	Change
Urology:
Endoscopes	$742	$1,037	-28%
EndoSheath disposables	1,031	825	25%
Total urology market	1,773	1,862	-5%

ENT:
Endoscopes	251	339	-26%

TNE:
Endoscopes	125	153	-18%
EndoSheath disposables	56	50	12%
Total TNE market	181	203	-11%

Pulmonology:
Endoscopes	309	32	866%
EndoSheath disposables	56	55	2%
Total pulmonology market	365	87	320%

Repairs, peripherals and accessories	490	538	-9%
Total medical sales	$3,060	$3,029	1%

Product
Endoscopes	1,427	1,561	-9%
EndoSheath disposables	1,143	930	23%
Repairs, peripherals and accessories	490	538	-9%
Total medical sales	$3,060	$3,029	1%

Net sales to the urology market of $1.8 million for the three months ended June 30, 2014 declined by 5% compared to the prior-year period. Prior to May 2014, Stryker had the rights to market and sell our cystoscopes, the CST- 5000 Video Cystoscope and the CST-4000 Fiber Cystoscope, and the accompanying EndoSheath technology, peripherals and accessories. During May 2014, we began to market and sell the cystoscopes, their EndoSheaths, peripherals and accessories direct in the U.S. This changeover from selling to Stryker, who then sold to customers, to us directly selling to customers, resulted in the slightly lower sales in the three months ended June 30, 2014.

Net sales to the ENT market of $0.3 million for the three months ended June 30, 2014 declined by $88 thousand compared to the prior-year period and net sales of $0.2 million to the TNE market for the three months ended June 30, 2014 were within $22 thousand of the prior year-period.

Net sales to the pulmonology market of $0.4 million for the three months ended June 30, 2014 increased by $0.3 million compared to the prior-year period. The increase was primarily due to the launch of a new video-based bronchoscope and digital processing unit, the BRS-5100.

Net sales of all repairs, peripherals, and accessories for the three months ended June 30, 2014 of $0.5 million were within $48 thousand of the prior-year period.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three months ended June 30, 2014 and 2013, respectively, was as follows:

	Three Months ended June 30,
Gross Profit	2014	2013	Change
Medical	$897	$793	13%
As percentage of net sales	29%	26%
Industrial	252	287	-12%
As percentage of net sales	36%	46%
Gross profit	$1,149	$1,080	6%
Gross margin percentage	30.6%	29.6%

The gross margin percentage of 30.6% for the three months ended June 30, 2014 increased from 29.6% in the prior-year period. The increase was due to an improved margin in the medical products segment, resulting from cost savings efforts and a favorable product mix, slightly offset by a small decline in the industrial products segment’s gross margin.

Operating Expenses (Selling, General, and Administrative (“SG&A”) and Research and Development (“R&D”)

Operating expenses by operating segment for the three months ended June 30, 2014 and 2013, respectively, were as follows:

	Three Months Ended June 30,
Operating Expenses	2014	2013	Change
SG&A expenses
Medical	$2,200	$2,760	-20%
Industrial	291	290	1%
Total SG&A expenses	2,491	3,050	-18%
R&D expenses
Medical	536	419	28%
Industrial	-	-	-
Total R&D expenses	536	419	28%
Total operating expenses	$3,027	$3,469	-13%

Selling, General, & Administrative (“SG&A”) Expenses

SG&A expenses were $2.5 million during the three months ended June 30, 2014, a decrease of $(0.6) million, or 18% compared to $3.1 million in the prior-year period. The decline was primarily attributable to the prior-year period including higher stock-based compensation expense and the recognition of a one-time severance charge of $0.2 million related to the resignation of our former chief executive officer. In addition, lower compensation expenses resulted due to vacancies that we intend to fill before the end of the fiscal year.

Research & Development (“R&D”) Expenses

R&D expenses were $0.5 million for the three months ended June 30, 2014, an increase of $0.1 million or 28% compared to $0.4 million for the prior-year period. The increase was primarily attributable to higher product development costs. As a percentage of net sales, R&D increased to 14% for the three months ended June 30, 2014 from 11% reported during the prior-year period.

 Other Expense

Other expense for the three months ended June 30, 2014 and 2013, respectively, was as follows:

	Three Months Ended June 30,
Other Expense	2014	2013
Interest expense	$(83)	$(41)
Other, net	(16)	(4)
Other expense	$(99)	$(45)

Other expense was $(99) thousand for the three months ended June 30, 2014, compared with $(45) thousand in the prior-year period. Higher interest expense resulted from higher outstanding borrowings.

Net Loss

Net loss was $(2.0) million for the three months ended June 30, 2014, representing an improvement of $0.5 million or 19% compared to the prior-year period. The lower net loss was primarily due to lower SG&A expenses for the three months ended June 30, 2014.

Net Loss per Common Share – Basic and Diluted

Net loss per basic and common share was $(0.04) per share for the three months ended June 30, 2014, representing an improvement of $0.01 per basic and diluted common share compared to the prior-year period figure of $(0.05) per basic and diluted common share.

Liquidity and Capital Resources

The following table summarizes selected financial information as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Cash and cash equivalents	$1,270	$1,237
Accounts receivable, net	$3,316	$3,818
Inventories, net	$4,192	$4,194
Working capital	$6,159	$6,863

 Our cash and cash equivalents and availability of $4.0 million on the 2014 Note is our principal source of liquidity. Cash and cash equivalents at June 30, 2014 were $1.3 million compared to $1.2 million at March 31, 2014. Working capital was $6.2 million at the June 30, 2014 compared to $6.9 million at March 31, 2014. The decrease in working capital was primarily attributable to a lower accounts receivable balance, resulting from the timing of sales and collections.

For the three months ended June 30, 2014, we used $0.9 million of net cash in our operating activities, an improvement of $0.5 million compared to $1.4 million in the prior-year period. The improvement in cash used in operations was primarily attributable to a comparison to the prior-year period which had a large reduction in accounts payable and accrued expenses offset by a lower level of accounts receivables.

In June 2014, we issued a convertible promissory note for $1.0 million, while in the prior-year period, we issued an aggregate of $2.0 million of convertible promissory notes.

Outlook

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of June 30, 2014, we had cash and cash equivalents totaling approximately $1.3 million. We expect that our cash at June 30, 2014, together with the $4.0 million of capital available to us under the 2014 Note, should be sufficient to fund our operations through at least June 30, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the 2014 Note becomes unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Off-Balance Sheet Arrangements

 At June 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Principal Financial Officer and Principal Accounting Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our CEO and our PFO, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our CEO and our PFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors, on page 14 of our Annual Report on Form 10-K for the year ended March 31, 2014, except for the information discussed below. You should carefully consider the risks and uncertainties we discussed in our Form 10-K and the risks described below in this quarterly report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development and general business operations. As of June 30, 2014, we had cash and cash equivalents totaling approximately $1.3 million. We expect that our cash at June 30, 2014, together with up to $4.0 million of capital available to us under the 2014 Note, (see Note 5. Convertible debt – related party for additional information), should be sufficient to fund our operations through at least June 30, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2014 Note become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our officers and directors have the ability to exercise significant control over the Company

As of June 30, 2014, our officers and directors owned an aggregate of approximately 37% of our outstanding common stock. Under the Replacement Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $20.0 million as of June 30, 2014, into 16,666,666 shares of our common stock. Under the 2013 Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $3.5 million as of June 30, 2014, into 3,932,584 shares of our common stock. Under the 2014 Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $1.0 million as of June 30, 2014, into 900,900 shares of our common stock. The conversion of the Replacement Note, the 2013 Note and the 2014 Note would increase the aggregate ownership of our officers and directors to approximately 56% of our common stock. As such, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5.  Other Information

None .

Item 6.  Exhibits

Exhibits

10.1†	Employment Agreement between Gary Siegel and the Company dated June 26, 2014.
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 †Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: August 14, 2014	/s/ Howard Zauberman
Howard Zauberman
President and Chief Executive Officer

Date: August 14, 2014	/s/ Gary Siegel
Gary Siegel
Vice President, Finance, Principal Financial Officer and Principal Accounting Officer