Form 10-Q
period 2014-09-30
VISION SCIENCES INC /DE/
filed 2014-11-13
CIK 894237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

______________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2014:

Common Stock, par value of $0.01 per share	47,808,456
(Title of Class)	(Number of Shares)

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$4,110	$3,968	$7,862	$7,620
Cost of sales	2,852	2,773	5,455	5,345
Gross profit	1,258	1,195	2,407	2,275

Selling, general, and administrative expenses	2,358	2,050	4,849	5,100
Research and development expenses	341	428	877	847
Operating loss	(1,441)	(1,283)	(3,319)	(3,672)

Interest expense	(106)	(44)	(189)	(85)
Other, net	4	7	(12)	3
Loss before provision for income taxes	(1,543)	(1,320)	(3,520)	(3,754)
Income tax provision	-	3	-	3
Net loss	$(1,543)	$(1,323)	$(3,520)	$(3,757)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average shares used in computing net loss per common share - basic and diluted	46,327	46,144	46,294	46,127

See accompanying notes to condensed consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,395	$1,237
Accounts receivable, less allowances of $133 and $117, respectively	2,920	3,818
Inventories, net	4,221	4,194
Prepaid expenses and other current assets	460	455
Total current assets	8,996	9,704

Machinery and equipment	3,447	3,456
Demo equipment	1,469	1,311
Furniture and fixtures	247	225
Leasehold improvements	372	372
Property and equipment, at cost	5,535	5,364
Less—accumulated depreciation and amortization	4,549	4,302
Total property and equipment, net	986	1,062
Other assets, net	67	67
Total assets	$10,049	$10,833

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,405	$1,217
Accrued expenses	880	918
Accrued compensation	514	474
Deferred revenue	310	210
Capital lease obligations	-	22
Total current liabilities	3,109	2,841

Convertible debt—related party, net of discount	24,480	22,414
Deferred revenue, net of current portion	128	93
Total liabilities	27,717	25,348

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding - none	-	-
Common stock, $0.01 par value Authorized—100,000 shares; issued and outstanding—47,793 shares and 47,614 shares, respectively	478	476
Additional paid-in capital	103,000	102,629
Treasury stock at cost, 65 shares and 59 shares of common stock, respectively	(85)	(78)
Accumulated deficit	(121,061)	(117,542)
Total stockholders’ deficit	(17,668)	(14,515)
Total liabilities and stockholders’ deficit	$10,049	$10,833

See accompanying notes to condensed consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,520)	$(3,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	362
Stock-based compensation expense	349	328
Provision for bad debt expenses	11	7
Amortization of debt discount	66	-
Loss (gain) on disposal of fixed assets	9	(5)
Changes in assets and liabilities:
Accounts receivable	887	802
Inventories	(261)	(712)
Prepaid expenses and other current assets	(5)	(117)
Accounts payable	188	(112)
Accrued expenses	(38)	50
Accrued compensation	40	(96)
Deferred revenue	135	22
Net cash used in operating activities	(1,821)	(3,228)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(46)
Proceeds from disposal of fixed assets	-	3
Net cash used in investing activities	(17)	(43)
Cash flows from financing activities:
Proceeds from issuance of convertible debt—related party	2,000	3,000
Proceeds from exercise of stock options	25	-
Common stock repurchased	(7)	(28)
Payments of capital leases	(22)	(34)
Net cash provided by financing activities	1,996	2,938
Net increase (decrease) in cash and cash equivalents	158	(333)
Cash and cash equivalents at beginning of period	$1,237	$788
Cash and cash equivalents at end of period	$1,395	$455

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1	$4
Income taxes	$-	$3

Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$234	$187

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

Basis of Presentation and Preparation

We have prepared the condensed consolidated financial statements included herein according to generally accepted accounting principles in the United States of America (“U.S. GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments (normal and recurring) that we consider necessary for a fair presentation of such information. We have condensed or omitted certain information and footnote disclosures normally included in financial statements pursuant to those rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading.

The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. Please read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during the remainder of fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of September 30, 2014, we had cash and cash equivalents totaling approximately $1.4 million. On June 16, 2014, we issued a convertible promissory note to Lewis C. Pell, our Chairman, or the 2014 Note, that allowed us to borrow up to $5.0 million up to June 15, 2019. The 2014 Note was issued in accordance with a letter agreement dated May 29, 2014 with Mr. Pell, or the Prior Letter Agreement, that provided for up to $5.0 million of capital to be made available to us from Mr. Pell, subject to certain conditions and an expiration date of July 1, 2015. The Prior Letter Agreement was then terminated. As of September 30, 2014, we had $2.0 million in principal outstanding under the 2014 Note. On October 24, 2014 an additional $1.0 million was drawn on the 2014 Note. Pursuant to a letter agreement dated October 28, 2014 with Mr. Pell, or the Existing Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $2.5 million, if necessary to support our operations, for a period ending on the earlier of (i) January 1, 2016 or (ii) our raising debt or equity capital in the amount of $2.5 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. We have not utilized the Existing Letter Agreement. We expect that our cash at September 30, 2014, together with $3.0 million remaining to be drawn under the 2014 Note at September 30, 2014, plus the $2.5 million of capital to be made available to us under the Existing Letter Agreement, subject to certain conditions and an expiration date of January 1, 2016, should be sufficient to fund our operations through at least December 31, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the 2014 Note or the Existing Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

In the opinion of our Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of September 30, 2014 and the results of operations and cash flows for the three months and six months then ended. The results of operations and cash flows for the period ended September 30, 2014 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending March 31, 2015. As of September 30, 2014, there have been no material changes to any of the significant accounting policies described in our Report on Form 10-K for the year ended March 31, 2014.

The accompanying condensed consolidated financial statements reflect the accounts of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance, namely (“ASU”) No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date on which the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This ASU applies to all entities and is effective for annual periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

Fair Value Measurements

The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation, and capital lease obligations approximate fair value due to their short-term nature. The carrying value of our convertible debt-related party approximates fair value due to its attributes, which include, amongst others, interest and its conversion feature into common stock.

In determining the fair value of the convertible debt – related party, we analyzed its attributes (coupon rate, conversion price, and the percentage of market cap the face value of the debt instrument was prior to the announcement of the debt) as compared with public company convertible debt issuances in the healthcare industry. We determined the convertible debt was not issued at a discount as its fair value was equal to its face (carrying) value.

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

The following table summarizes net sales to our significant customer, which accounted for more than 10% of total medical segment net sales and total accounts receivable, net:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Medical segment
Stryker	$362	$1,201	$840	$2,346
Percentage of total medical segment net sales	11%	35%	13%	36%
Percentage of total net sales	9%	30%	11%	31%

	As of September 30,	As of March 31,
	2014	2014
Percentage of total accounts receivable, net	11%	27%

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

The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of September 30, 2014 and 2013, respectively:

	September 30,
	2014	2013
Convertible debt	22,401,050	16,666,666
Stock options	4,305,110	4,506,775
Warrants	1,880,620	1,880,620
Restricted stock	1,387,752	207,902
Total anti-dilutive securities	29,974,532	23,261,963

Note 3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	September 30, 2014	March 31, 2014
Raw materials	$3,151	$3,456
Work in process	578	329
Finished goods	492	409
Inventories, net	$4,221	$4,194

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.

Note 4. Supply Agreements

Under a three-year agreement with Stryker Corporation, or Stryker, that expires in December 2015, we are the exclusive supplier of the URT-7000 Video Ureteroscope, peripherals and accessories to Stryker in the United States.

From April 2011 through May 2014, Stryker had the exclusive rights to market and sell our cystoscopes, the CST- 5000 Video Cystoscope and the CST-4000 Fiber Cystoscope, and the accompanying EndoSheath disposables, peripherals and accessories, (the “Cystocscope Products”). We elected to not renew this exclusivity and to directly sell the Cystoscope Products in the U.S. We made this decision in large part because Stryker’s endoscopy sales force focuses on the operating room in hospitals, while most cystoscopy procedures are performed in physicians’ offices and ambulatory surgical centers.

Note 5. Convertible Debt – Related Party

Convertible Promissory Notes

The following table is a summary of our convertible debt – related party at September 30, 2014:

Convertible debt – related party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	3,500	(1,020)	2,480
2014 Note	2,000	-	2,000
	$25,500	$(1,020)	$24,480

Pursuant to the Prior Letter Agreement, Mr. Pell agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2015 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. The Prior Letter Agreement provided that this financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. The Prior Letter Agreement was terminated upon the issuance of the 2014 Note.

Pursuant to the Prior Letter Agreement, on June 16, 2014, or the 2014 Effective Date, we issued the 2014 Note with Mr. Pell that allowed us to borrow up to $5.0 million up to June 15, 2019. The 2014 Note accrues annual interest at the rate of 1.91%. The 2014 Note must be repaid in full on or before the fifth anniversary of the 2014 Effective Date, or the 2014 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2014 Note upon an event of default, as defined in the 2014 Note. The outstanding principal amount of the 2014 Note is convertible at any time prior to the 2014 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $1.11, the closing bid price of our common stock on the 2014 Effective Date. At September 30, 2014, we had outstanding principal borrowings of $2.0 million under the 2014 Note, which is included in convertible debt – related party on our condensed consolidated balance sheet. Each time we draw on any available credit under the 2014 Note, we determine if a beneficial conversion feature of the convertible debt exists. A beneficial conversion feature will arise if the $1.11 conversion price of the 2014 Note is below the per share fair value of our common stock on the date of a drawdown.

On September 25, 2013, or the 2013 Effective Date, we entered into a convertible promissory note, or the 2013 Note, with Mr. Pell that allowed us to borrow up to $3.5 million. The 2013 Note accrues annual interest, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the 2013 Effective Date, or the 2013 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the 2013 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the 2013 Effective Date. At September 30, 2014, we had outstanding principal borrowings of $3.5 million, gross of the amount recognized as a beneficial conversion feature, under the 2013 Note, which is included in Convertible debt – related party on our condensed consolidated balance sheet.

During each draw upon the 2013 Note, a beneficial conversion feature was recorded as a result of the market price of our common stock increasing after the 2013 Effective Date. The following table summarizes the unamortized beneficial conversion feature amounts recorded as of September 30, 2014:

Date	Borrowing Amount	Convertible Shares	Share Price on Borrowing Date	Unamortized Beneficial Conversion Feature
October 7, 2013	$1,000	1,123,595	$0.95	$55
November 26, 2013	1,000	1,123,595	1.01	113
January 21, 2014	1,000	1,123,595	1.39	508
March 13, 2014	500	561,799	1.54	344
	$3,500	3,932,584		$1,020

The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized using the effective interest rate method from the borrowing date to the Maturity Date. At September 30, 2014, we expect to recognize the unamortized convertible debt discount balance of $1.0 million over a period of approximately four years.

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

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At September 30, 2014, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet.

Pursuant to the Original Agreement, Mr. Pell received warrants to purchase an aggregate of 1,880,620 shares of our common stock at a weighted average exercise price of $1.86 per share. All of the warrants are vested and expire on the later of September 30, 2016 or one year after the termination of the Original Agreement and repayment of all amounts due and payable under the Original Agreement.

Amortization of the convertible debt discount and interest expense related to the accrued interest on outstanding borrowings are recorded as interest expense in our condensed consolidated statement of operations. Interest expense for the three months ended September 30, 2014 and 2013, respectively, was comprised of:

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013
Amortization of convertible debt discount	$(40)	$-	$(66)	$-
Interest expense	(66)	(44)	(123)	(85)
	$(106)	$(44)	$(189)	$(85)

At September 30, 2014, we had an aggregate amount of $376 thousand in accrued interest under the 2014 Note, the 2013 Note and the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet.

Existing Letter Agreement

Pursuant to the Existing Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $2.5 million, if necessary to support our operations, for a period ending on the earlier of (i) January 1, 2016 or (ii) our raising debt or equity capital in the amount of $2.5 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. We have not utilized the Existing Letter Agreement.

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

Stock Options

The following table summarizes stock options activity for the six months ended September 30, 2014:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at April 1, 2014	4,377,874	$0.85 – $4.88	$1.78	6.0
Granted	830,000	0.90 – 1.25	1.06
Exercised	(25,000)	0.97 – 0.97	0.97
Canceled	(877,764)	0.95 – 4.30	2.40
Outstanding at September 30, 2014	4,305,110	$0.85 – $4.88	$1.52	6.4
Vested and expected to vest at September 30, 2014	4,262,557	$0.85 – $4.88	$1.53	6.4
Exercisable at September 30, 2014	3,260,194	$0.85 – $4.88	$1.64	5.5

The weighted average fair value of options granted during the six months ended September 30, 2014 and 2013 was $0.73 and $0.68 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $12 thousand for stock options outstanding, $10 thousand for stock options exercisable, and $12 thousand for stock options vested and expected to vest as of September 30, 2014. The total intrinsic value for stock options exercised during the six months ended September 30, 2014 was approximately $5 thousand. There were no stock options exercised during the six months ended September 30, 2013.

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

The following table summarizes restricted stock activity for the six months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Price
Nonvested at April 1, 2014	1,325,402	$1.06
Granted	473,605	1.08
Vested	(91,450)	1.38
Forfeited	(319,805)	1.05
Nonvested at September 30, 2014	1,387,752	$1.05

We grant restricted stock awards to certain executive officers, certain management employees and certain members of our Board.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	2.0%	1.4%	2.0%	1.2%
Expected life (in years)	6.5	5.1	6.6	5.5
Expected volatility	78%	75%	77%	80%
Expected dividend yield	--	--	--	--

The following table summarizes stock-based compensation recorded in our condensed consolidated statements of operations for the three and six months ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales	$22	$12	$38	$42
Selling, general and administrative expenses	166	(244)	289	265
Research and development expenses	7	5	22	21
Total stock-based compensation expense	$195	$(227)	$349	$328

At September 30, 2014, unrecognized stock-based compensation expense related to stock options was approximately $0.7 million and is expected to be recognized over a weighted average period of approximately 3.2 years, while unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.5 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Note 7. Treasury Stock

The following table summarizes treasury stock activity for the six months ended September 30, 2014 and 2013:

Six Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
September 30, 2014	6	$7	$1.22

September 30, 2013	26	$28	$1.11

The shares were purchased from certain management employees to cover income tax withholdings upon the lapse of restrictions on their restricted stock awards.

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

The following table presents key financial highlights, by reportable segments:

Three Months Ended September 30, 2014	Medical	Industrial	Adjustments*	Consolidated
Net sales	$3,267	$843	$-	$4,110
Gross profit	1,023	235	-	1,258
Operating loss	(1,435)	(6)	-	(1,441)
Interest expense, net	(106)	-	-	(106)
Depreciation and amortization	151	1	-	152
Stock-based compensation expense	186	9	-	195
Expenditures for fixed assets	(8)	-	-	(8)

As of September 30, 2014
Total assets	10,542	1,865	(2,358)	10,049

Three Months Ended September 30, 2013
Net sales	$3,399	$569	$-	$3,968
Gross profit	981	214	-	1,195
Operating loss	(1,345)	62	-	(1,283)
Interest expense, net	(44)	-	-	(44)
Depreciation and amortization	170	3	-	173
Stock-based compensation expense	(221)	(6)	-	(227)
Expenditures for fixed assets	46	-	-	46

As of September 30, 2013
Total assets	11,240	1,333	(1,840)	10,733

Six Months Ended September 30, 2014	Medical	Industrial	Adjustments*	Consolidated
Net sales	$6,327	$1,535	$-	$7,862
Gross profit	1,921	486	-	2,407
Operating loss	(3,273)	(46)	-	(3,319)
Interest expense, net	(189)	-	-	(189)
Depreciation and amortization	314	4	-	318
Stock-based compensation expense	328	21	-	349
Expenditures for fixed assets	17	-	-	17

Six Months Ended September 30, 2013
Net sales	$6,428	$1,192	$-	$7,620
Gross profit	1,774	501	-	2,275
Operating loss	(3,732)	60	-	(3,672)
Interest expense, net	(85)	-	-	(85)
Depreciation and amortization	355	7	-	362
Stock-based compensation expense	309	19	-	328
Expenditures for fixed assets	46	-	-	46

	As of September 30,
* Adjustments	2014	2013
Intercompany eliminations	$(1,672)	$(1,154)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(2,358)	$(1,840)

Note 9. Subsequent Events

On October 24, 2014, we drew down another $1.0 million under the 2014 Note. As of November 13, 2014, we had $3.0 million in principal outstanding under the 2014 Note.

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

We target five market spaces for our endoscopes and our EndoSheath technology:

•

Urology – we manufacture, market, and sell our video and fiber cystoscopes, digital processing units, EndoSheath technology, peripherals and accessories to urologists. We also supply our video ureteroscopes to the Endoscopy Division of Stryker Corporation, or Stryker.

•

Pulmonology (Critical Care)– we manufacture, market, and sell our video and fiber bronchoscopes (an endoscope that allows detailed viewing of the lungs), digital processing units, EndoSheath technology, peripherals and accessories to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians.

•

Surgery– we manufacture, market, and sell our TNE (trans-nasal esophagoscopy) video endoscope, digital processing units, EndoSheath technology, peripherals and accessories to general surgeons, primarily bariatric and gastroesophageal reflux disease (“GERD”) surgeons.

•

Gastroenterology – we manufacture, market, and sell our TNE video endoscope, digital processing units, EndoSheath technology, peripherals and accessories to gastroenterology (“GI”) physicians, ear, nose, and throat (“ENT”) physicians and others with a GI focus as part of their practice.

•	ENT (ear, nose, and throat) – we manufacture, market, and sell our ENT video and fiber endoscopes, digital processing units, peripherals and accessories to ENT physicians and speech pathologists.

All of our products, with the exception of our ureteroscopes, are sold directly by our sales force in the United States, and by international distributors in the rest of the world. Our ureteroscopes are sold to Stryker, who then distributes them in the United States.

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

Debt Arrangements – Related Party

Convertible Promissory Notes

Pursuant to a May 29, 2014 letter agreement between us and Mr. Lewis C. Pell, our Chairman, or the Prior Letter Agreement, Mr. Pell agreed to provide financial assistance to us in the amount of up to $5.0 million, if necessary to support our operations, for a period ending on the earlier of (i) July 1, 2015 or (ii) our raising debt or equity capital in the amount of $5.0 million or more. The Prior Letter Agreement provided that this financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. The Prior Letter Agreement was terminated upon the issuance of the 2014 Note (as defined below).

On June 16, 2014, or the 2014 Effective Date, we entered into a convertible promissory note, or the 2014 Note, with Mr. Pell, in accordance with the Prior Letter Agreement. The 2014 Note accrues annual interest at the rate of 1.91%. The 2014 Note must be repaid in full on or before the fifth anniversary of the 2014 Effective Date, or the 2014 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2014 Note upon an event of default, as defined in the 2014 Note. The outstanding principal amount of the 2014 Note is convertible at any time prior to the 2014 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $1.11, the closing bid price of our common stock on the 2014 Effective Date. As of September 30, 2014, we had outstanding principal borrowings of $2.0 million under the 2014 Note, which is included in convertible debt – related party on our condensed consolidated balance sheet. On October 24, 2014, we drew down another $1 million under the 2014 Note.

On September 25, 2013, or the 2013 Effective Date, we entered into a convertible promissory note, or the 2013 Note, with Mr. Pell that allowed us to borrow up to $3.5 million. The 2013 Note accrues annual interest, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the 2013 Effective Date, or the 2013 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the 2013 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the 2013 Effective Date. At September 30, 2014, we had outstanding principal borrowings of $3.5 million, gross of the amount recognized as a beneficial conversion feature, under the 2013 Note, which is included in convertible debt – related party on our condensed consolidated balance sheet.

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

The outstanding principal amount of the Replacement Note is convertible at any time prior to the Replacement Note Maturity Date, at Mr. Pell’s option, into shares of our common stock at a conversion price of $1.20 per share, which was the closing bid price of our common stock on the Replacement Note Effective Date. At September 30, 2014, we had $20.0 million in outstanding principal borrowings under the Replacement Note, which is reflected as convertible debt – related party on our condensed consolidated balance sheet.

At September 30, 2014, we had an aggregate amount of $376 thousand in accrued interest under the 2014 Note, the 2013 Note and the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet.

During each draw upon the 2013 Note, a beneficial conversion feature was recorded as a result of the market price of our common stock increasing after the Effective Date. The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized over a five-year period from the borrowing date to the Maturity Date. At September 30, 2014, the unamortized convertible debt discount balance was $1.0 million and is expected to be recognized over a period of approximately 4.0 years.

The following table is a summary of our convertible debt – related party at September 30, 2014:

Convertible debt – related party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	3,500	(1,020)	2,480
2014 Note	2,000	-	2,000
	$25,500	$(1,020)	$24,480

The scheduled maturities of principal amounts of our Convertible debt – related party at September 30, 2014 were $20.0 million due September 19, 2017, $3.5 million due September 25, 2018 and $2.0 million due June 16, 2019.

Existing Letter Agreement

Pursuant to a letter agreement dated October 28, 2014 with Mr. Pell, or the Existing Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $2.5 million, if necessary to support our operations, for a period ending on the earlier of (i) January 1, 2016 or (ii) our raising debt or equity capital in the amount of $2.5 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. We have not utilized the Existing Letter Agreement.

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

Results of Operations (Dollars in thousands, except per share amounts)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories that can be sold to more than one market. Net sales by operating segment and by market/category for the three and six months ended September 30, 2014 and 2013, respectively, were as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Market/Category	2014	2013	Change	2014	2013	Change
Urology	$1,928	$1,681	15%	$3,701	$3,542	4%
ENT	510	403	27%	761	743	2%
TNE	76	355	-79%	257	558	-54%
Pulmonology	227	395	-43%	592	481	23%
Repairs, peripherals, and accessories	526	565	-7%	1,016	1,104	-8%
Total medical sales	3,267	3,399	-4%	6,327	6,428	-2%
Total industrial sales	843	569	48%	1,535	1,192	29%
Net sales	$4,110	$3,968	4%	$7,862	$7,620	3%

 Net sales increased $0.1 million, or 4%, to $4.1 million for the three months ended September 30, 2014 compared with $4.0 million during the prior-year period. In our medical segment, increases in our sales to the urology and ENT markets were offset by decreases in sales to the TNE and pulmonology markets, resulting in a decrease of 4%, or $0.1 million, to $3.3 million, compared with $3.4 million during the prior-year period. Industrial segment sales increased 48% or $0.2 million, to $0.8 million, primarily due to the addition of new customers.

Net sales increased $0.2 million, or 3%, to $7.9 million for the six months ended September 30, 2014 compared with $7.6 million during the prior-year period. During the six months ended September 30, 2014, our medical segment’s net sales of $6.3 million decreased by $0.1 million, or 2%, as increased sales to the urology, pulmonology and ENT markets were offset by decreases in sales to the TNE market and a decline in repairs, peripherals and accessories. Our industrial segment’s net sales of $1.5 million increased by $0.3 million or 29%, primarily due to the addition of new customers.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three and six months ended September 30, 2014 and 2013, respectively:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Market/Category	2014	2013	Change	2014	2013	Change
Urology
Endoscopes	$520	$975	-47%	$1,262	$2,011	-37%
EndoSheath disposables	1,408	706	99%	2,439	1,531	59%
Total urology market	1,928	1,681	15%	3,701	3,542	4%
ENT
Endoscopes	510	403	27%	761	743	2%
TNE
Endoscopes	37	302	-88%	162	455	-64%
EndoSheath disposables	39	53	-26%	95	103	-8%
Total TNE market	76	355	-79%	257	558	-54%
Pulmonology
Endoscopes	160	358	-55%	470	388	21%
EndoSheath disposables	67	37	81%	122	93	31%
Total pulmonology market	227	395	-43%	592	481	23%
Repairs, peripherals, and accessories	526	565	-7%	1,016	1,104	-8%
Total medical sales	$3,267	$3,399	-4%	$6,327	$6,428	-2%
Product
Endoscopes	$1,227	$2,038	-40%	$2,655	$3,597	-26%
EndoSheath disposables	1,514	796	90%	2,656	1,727	54%
Repairs, peripherals, and accessories	526	565	-7%	1,016	1,104	-8%
Total medical sales	$3,267	$3,399	-4%	$6,327	$6,428	-2%

Net sales to the urology market of $1.9 million and $3.7 million for the three and six months ended September 30, 2014, respectively, increased by $0.2 million, or 15%, and by $0.2 million, or 4%, compared with their prior-year periods. Prior to May 2014, Stryker had the rights to market and sell our cystoscopes, the CST- 5000 Video Cystoscope and the CST-4000 Fiber Cystoscope, and the accompanying EndoSheath technology, peripherals and accessories. During May 2014, we began to market and sell the cystoscopes, their EndoSheaths, peripherals and accessories direct in the U.S. Lower sales of endoscopes have resulted from this changeover. However, this decrease has been more than offset by increased sales of Endosheath disposables.

Net sales to the ENT market of $0.5 million and $0.8 million for the three and six months ended September 30, 2014, respectively, increased by $0.1 million, or 27%, and $20 thousand or 2%, respectively, compared with their prior-year periods. In September 2014, we announced the introduction of a new ENT-7000 model that features the smallest diameter insertion tube available at 2.4mm in size.

Net sales to the TNE market of $0.1 million and $0.3 million for the three and six months ended September 30, 2014, respectively, decreased by $0.3 million, or 79%, and $0.3 million, or 54%, respectively compared with their prior-year periods. Our salesforce has been focused with the changes in the urology market discussed above, contributing to a decline in sales activity in this market.

Net sales to the pulmonology market of $0.2 million for the three months ended September 30, 2014 decreased by $0.2 million, or 43%, compared with the prior-year period. However, sales for the six months ended September 30, 2014 of $0.6 million increased by $0.1 million, or 23%, from the same period one year ago. The increase was primarily due to the launch of a new video-based bronchoscope and digital processing unit, the BRS-5100.

Net sales of all repairs, peripherals, and accessories for the three months ended September 30, 2014 of $0.5 million were within $39 thousand of the prior-year period, while sales for the six months ended September 30, 2014 decreased by $0.1 million, or 8%, compared with the prior-year period.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three and six months ended September 30, 2014 and 2013, respectively, was as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Gross Profit	2014	2013	Change	2014	2013	Change
Medical	$1,023	$981	4%	$1,921	$1,774	8%
As percentage of net sales	31.3%	28.9%		30.4%	27.6%
Industrial	235	214	10%	486	501	-3%
As percentage of net sales	27.9%	37.6%		31.7%	42.0%
Gross profit	$1,258	$1,195	5%	$2,407	$2,275	6%
Gross profit margin percentage	30.6%	30.1%		30.6%	29.9%

The gross profit margin percentage of 30.6% for the three and six months ended September 30, 2014 increased from 30.1% and 29.9% for the prior-year periods, respectively. The increase was due to an improved margin in the medical products segment, resulting from cost savings efforts as a result of our direct selling of cystoscopes, their EndoSheaths, peripherals and accessories direct in the U.S., somewhat offset by declines in the industrial products segment’s gross margins.

Operating Expenses (Selling, General, and Administrative (“SG&A”) and Research and Development (“R&D”)

Operating expenses by operating segment for the three and six months ended September 30, 2014 and 2013, respectively were as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Operating Expenses	2014	2013	Change	2014	2013	Change
SG&A expenses
Medical	$2,117	$1,898	12%	$4,317	$4,659	-7%
Industrial	241	152	59%	532	441	21%
Total SG&A expenses	2,358	2,050	15%	4,849	5,100	-5%
R&D expenses
Medical	341	428	-20%	877	847	4%
Industrial	-	-	-	-	-	-
Total R&D expenses	341	428	-20%	877	847	4%
Total operating expenses	$2,699	$2,478	9%	$5,726	$5,947	-4%

Selling, General, & Administrative (“SG&A”) Expenses

Selling, general and administrative (“SG&A”) expenses were $2.4 million for the three months ended September 30, 2014, an increase of $0.3 million, or 15%, compared with the prior-year period. The increase was primarily attributable to the prior-year period which included the reversal of stock-based compensation expense related to the resignation of our former chief executive officer. SG&A expenses were $4.8 million for the six months ended September 30, 2014, a decrease of $0.3 million, or 5%, compared with the prior-year period, primarily attributable to our cost savings measures and that the prior-year period included severance expenses from our former chief executive officer.

Research & Development (“R&D”) Expenses

Research and development (“R&D”) expenses were $0.3 million for the three months ended September 30, 2014, a decrease of $0.1 million, or 20%, over the same period last year, primarily attributable to lower product development costs and the timing of expenses. For the six months ended September 30, 2014, R&D expenses increased $30 thousand, or 4%, over the same period last year.

Other Expense

Other (expense) income for the three and six months ended September 30, 2014 and 2013, respectively, were as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Other Expense	2014	2013	Change	2014	2013	Change
Interest expense	(106)	(44)	141%	(189)	(85)	122%
Other, net	4	7	-43%	(12)	3	-500%
Other expense	$(102)	$(37)	176%	$(201)	$(82)	145%

Other expense for the three and six months ended September 30, 2014 increased compared with their respective comparison periods due to interest expense resulting from a higher amount outstanding of convertible debt-related party and the amortization of debt discount.

Net Loss

Net loss of $(1.5) million for the three months ended September 30, 2014 increased from $(1.3) million in the prior-year period. However, net loss of $(3.5) million for the six months ended September 30, 2014 improved from $(3.8) million in the prior-year period as a result of lower SG&A expenses and higher gross profit.

Net Loss per Common Share – Basic and Diluted

Net loss per basic and common share remained unchanged at $(0.03) per share for the three months ended September 30, 2014 and September 30, 2013, and remained unchanged at $(0.08) per share for the six months ended September 30, 2014 and September 30, 2013.

Liquidity, Capital Resources, and Outlook

The following table summarizes selected financial information as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Cash and cash equivalents	$1,395	$1,237
Accounts receivable, net	$2,920	$3,818
Inventories, net	$4,221	$4,194
Working capital	$5,887	$6,863

Our cash and cash equivalents and availability of $3.0 million on the 2014 Note are our principal sources of liquidity. Cash and cash equivalents at September 30, 2014 were $1.4 million compared with $1.2 million at March 31, 2014. Working capital was $5.9 million at September 30, 2014 compared with $6.9 million at March 31, 2014.

For the six months ended September 30, 2014, we used $1.8 million of net cash in our operating activities, an improvement of $1.4 million compared with $3.2 million in the prior-year period.

As a result of better cash management, for the six months ended September 30, 2014 we issued $2.0 million in convertible debt-related party compared with $3.0 million in the prior-year period. On October 24, 2014, we drew down another $1.0 million under the 2014 Note.

Outlook

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of September 30, 2014, we had cash and cash equivalents totaling approximately $1.4 million. We expect that our cash at September 30, 2014, together with the $3.0 million of capital available to us under the 2014 Note as of September 30, 2014, plus the $2.5 million of capital to be made available to us under the Existing Letter Agreement, should be sufficient to fund our operations through at least December 31, 2015. On October 24, 2014, we drew down another $1.0 million under the 2014 Note. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2014 Note or the Existing Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Off-Balance Sheet Arrangements

At September 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Principal Financial Officer and Principal Accounting Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our CEO and our PFO, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our CEO and our PFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors beginning on page 14 of our Annual Report on Form 10-K for the year ended March 31, 2014, except for the information discussed below. You should carefully consider the risks and uncertainties we discussed in our Form 10-K and the risks described below in this quarterly report before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development and general business operations. As of September 30, 2014, we had cash and cash equivalents totaling approximately $1.4 million. We expect that our cash at September 30, 2014, together with up to $3.0 million of capital available to us under the 2014 Note at September 30. 2014, plus the $2.5 million of capital to be made available to us under the Existing Letter Agreement, subject to certain conditions and an expiration date of January 1, 2016 (see Note 1. Summary of Significant Accounting Policies and Note 5. Convertible Debt – Related Party for additional information), should be sufficient to fund our operations through at least December 31, 2015. On October 24, 2014 we drew down another $1.0 million under the 2014 Note. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2014 Note or the Existing Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our officers and directors have the ability to exercise significant control over the Company

As of September 30, 2014, our officers and directors owned an aggregate of approximately 37% of our outstanding common stock. Under the Replacement Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $20.0 million as of September 30, 2014, into 16,666,666 shares of our common stock. Under the 2013 Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $3.5 million as of September 30, 2014, into 3,932,584 shares of our common stock. Under the 2014 Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $2.0 million as of September 30, 2014, into 1,801,801 shares of our common stock. The conversion of the Replacement Note, the 2013 Note and the 2014 Note, or the Notes, would increase the aggregate ownership of our officers and directors to approximately 57% of our common stock. As such, upon conversion of the Notes, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits
10.1	Letter Agreement dated October 28, 2014 between the Company and Lewis C. Pell.
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.1PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION-SCIENCES, INC.

Date: November 13, 2014	/s/ Howard Zauberman
Howard Zauberman President and Chief Executive Officer

Date: November 13, 2014	/s/ Gary Siegel
Gary Siegel Vice President, Finance, Principal Financial Officer, and Principal Accounting Officer