Form 10-Q
period 2014-12-31
VISION SCIENCES INC /DE/
filed 2015-02-12
CIK 894237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20459

______________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 11, 2015:

Common Stock, par value of $0.01 per share	48,315,387
(Title of Class)	(Number of Shares)

VISION-SCIENCES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Examples of forward-looking statements include statements about expectations about future financial results, future products and future sales of new and existing products, future expenditures, and capital resources to meet anticipated requirements including, but not limited to, statements about the expected completion of the merger with Uroplasty, Inc. Generally, words such as “expect,” “believe,” “anticipate,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our future plans, strategies, projections and predictions and involve risks and uncertainties, and our actual results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference could include, among others, the availability of capital resources; the availability and adequacy of third-party reimbursement; government regulation; the availability of raw material components; our dependence on certain distributors and customers; our ability to effect expected sales; competition; technological difficulties; product recalls; the expected timing of completion of the merger with Uroplasty Inc.; general economic conditions and other risks detailed in this Quarterly Report on Form 10-Q and any subsequent periodic filings we make with the Securities and Exchange Commission (“SEC”). While we believe the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary note.

We do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31.		December 31.
	2014	2013	2014	2013

Net sales	$4,920	$4,507	$12,782	$12,127
Cost of sales	3,017	3,129	8,472	8,474
Gross profit	1,903	1,378	4,310	3,653

Selling, general, and administrative expenses	2,760	2,304	7,609	7,404
Research and development expenses	588	552	1,465	1,399
Operating loss	(1,445)	(1,478)	(4,764)	(5,150)

Interest expense, net	(114)	(58)	(303)	(142)
Other, net	(3)	(18)	(15)	(16)
Loss before provision for income taxes	(1,562)	(1,554)	(5,082)	(5,308)
Income tax provision	-	8	-	11
Net loss	$(1,562)	$(1,562)	$(5,082)	$(5,319)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.11)	$(0.12)

Weighted average shares used in computing net loss per common share - basic and diluted	46,364	46,163	46,317	46,139

See accompanying notes to condensed consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	December 31,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,548	$1,237
Accounts receivable, less allowances of $107 and $117, respectively	4,056	3,818
Inventories, net	4,314	4,194
Prepaid expenses and other current assets	513	455
Total current assets	10,431	9,704

Machinery and equipment	3,474	3,456
Demo equipment	1,499	1,311
Furniture and fixtures	249	225
Leasehold improvements	372	372
Property and equipment, at cost	5,594	5,364
Less—accumulated depreciation and amortization	4,672	4,302
Total property and equipment, net	922	1,062
Other assets, net	67	67
Total assets	$11,420	$10,833

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,064	$1,217
Accrued expenses	1,134	918
Accrued compensation	349	474
Deferred revenue	318	210
Capital lease obligations	-	22
Total current liabilities	3,865	2,841

Convertible debt—related party, net of discount	26,522	22,414
Deferred revenue, net of current portion	13	93
Total liabilities	30,400	25,348

Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value Authorized—5,000 shares; issued and outstanding - none	-	-
Common stock, $0.01 par value Authorized—100,000 shares; issued —48,380 shares and 47,614 shares, respectively	484	476
Additional paid-in capital	103,245	102,629
Treasury stock at cost, 65 shares and 59 shares of common stock, respectively	(85)	(78)
Accumulated deficit	(122,624)	(117,542)
Total stockholders’ deficit	(18,980)	(14,515)
Total liabilities and stockholders’ deficit	$11,420	$10,833

See accompanying notes to condensed consolidated financial statements

Vision-Sciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,082)	$(5,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	532
Stock-based compensation expense	562	499
Provision for bad debt expenses	20	16
Amortization of debt discount	108	5
Loss on disposal of fixed assets	9	6
Changes in assets and liabilities:
Accounts receivable	(258)	198
Inventories	(408)	(465)
Prepaid expenses and other current assets	(58)	(37)
Other assets	-	10
Accounts payable	847	(215)
Accrued expenses	216	169
Accrued compensation	(125)	(8)
Deferred revenue	28	67
Net cash used in operating activities	(3,675)	(4,542)
Cash flows from investing activities:
Purchases of property and equipment	(47)	(53)
Proceeds from disposal of fixed assets	-	3
Net cash used in investing activities	(47)	(50)
Cash flows from financing activities:
Proceeds from issuance of convertible debt—related party	4,000	5,000
Proceeds from exercise of stock options	62	-
Common stock repurchased	(7)	(28)
Payments of capital leases	(22)	(46)
Net cash provided by financing activities	4,033	4,926
Net increase in cash and cash equivalents	311	334
Cash and cash equivalents at beginning of period	$1,237	$788
Cash and cash equivalents at end of period	$1,548	$1,122

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1	$11
Income taxes	$-	$11

Non-cash financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$288	$229

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

We are incorporated in Delaware, and are the successor to operations begun in 1987. In December 1990, Machida Incorporated (“Machida”) became our wholly-owned subsidiary. On December 11, 2014, we formed a second wholly-owned subsidiary, Visor Merger Sub LLC (“Merger Sub”). We own the registered trademarks Vision Sciences®, EndoSheath®, EndoWipe®, Slide-On® and The Vision System®. Not all products referenced in this report are approved or cleared for sale, distribution, or use.

On December 21, 2014, we and Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Uroplasty, Inc., a global medical device company based in Minnesota that develops, manufactures and markets innovative proprietary products for the treatment of voiding dysfunctions (“Uroplasty”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Uroplasty will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and for which the Company is the sole member following the transaction.

Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the merger, each share of common stock of Uroplasty issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 3.6331 shares of our common stock. No fractional shares of our common stock will be issued, and holders of Uroplasty common stock will be entitled to receive cash in lieu thereof. In addition, at the effective time and as a result of the merger, all outstanding options to purchase shares of common stock of Uroplasty and other equity awards based on common stock of Uroplasty, which are outstanding immediately prior to the effective time of the merger, will become, respectively, options to purchase shares of our common stock and, with respect to all other Uroplasty equity awards, awards based on our common stock, in each case, on terms substantially identical to those in effect prior to the effective time of the merger.

The merger is subject to certain customary conditions, including approval by shareholders of each company, as well as a number of other conditions set forth in the Merger Agreement, including the effectiveness of a Form S-4 registration statement containing a joint proxy statement/prospectus.

Each of us and Uroplasty has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that each party will conduct its business in the ordinary course consistent with its past practice during the interim period between the execution of the Merger Agreement and the consummation of the merger, and each party will not engage in certain kinds of transactions or take certain actions during such period. Each party also has agreed not to (i) take certain actions to solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, including the receipt of a Superior Proposal (as defined in the Merger Agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

The Merger Agreement may be terminated by mutual written consent of us and Uroplasty. The Merger Agreement also contains certain termination rights, including, among others, the right of either party to terminate if the merger shall not have become effective by September 30, 2015. A termination fee of $1.5 million plus expenses not to exceed $2 million will be paid by one party to the other in certain circumstances, including if our Board of Directors makes an Adverse Recommendation Change (as defined in the Merger Agreement).

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 22, 2014.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during the remainder of fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of December 31, 2014, we had cash and cash equivalents totaling approximately $1.5 million. On June 16, 2014, we issued a convertible promissory note to Lewis C. Pell, our Chairman, (the “2014 Note”), that allows us to borrow up to $5.0 million through June 15, 2019. The 2014 Note was issued in accordance with a letter agreement dated May 29, 2014 with Mr. Pell, (“the Prior Letter Agreement”), that provided for up to $5.0 million of capital to be made available to us from Mr. Pell, subject to certain conditions and an expiration date of July 1, 2015. The Prior Letter Agreement was then terminated in connection with the 2014 Note. As of December 31, 2014, we had $4.0 million in principal outstanding under the 2014 Note. Pursuant to a letter agreement dated October 28, 2014 with Mr. Pell, or the Existing Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $2.5 million, if necessary to support our operations, for a period ending on the earlier of (i) January 1, 2016 or (ii) our raising debt or equity capital in the amount of $2.5 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. We have not utilized the Existing Letter Agreement. We expect that our cash at December 31, 2014, together with $1.0 million remaining available to be drawn under the 2014 Note at December 31, 2014, plus the $2.5 million of capital to be made available to us under the Existing Letter Agreement, subject to certain conditions and an expiration date of January 1, 2016, should be sufficient to fund our operations through at least December 31, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitment under the 2014 Note or the Existing Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

In connection with the Merger Agreement, we entered into an amendment to the 2014 Note, and agreed with Mr. Pell that the Existing Letter Agreement will automatically terminate without further action by any party at the effective time of the merger with Uroplasty. See “Note 5 – Convertible Debt – Related Party.”

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

In the opinion of our Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of December 31, 2014 and the results of operations and cash flows for the three months and nine months then ended. The results of operations and cash flows for the period ended December 31, 2014 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year ending March 31, 2015. As of December 31, 2014, there have been no material changes to any of the significant accounting policies described in our Report on Form 10-K for the year ended March 31, 2014.

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

The following table summarizes net sales to our significant customer, which accounted for more than 10% of total medical segment net sales, total net sales and accounts receivable, net:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Medical segment
Stryker	$688	$1,202	$1,529	$3,548
Percentage of total medical segment net sales	18%	34%	15%	35%
Percentage of total net sales	14%	27%	12%	29%

	As of	As of
	December 31	March 31,
	2014	2014
Percentage of accounts receivable, net	13%	27%

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

The following table summarizes equity securities that were excluded from the calculation of fully diluted loss per share as of December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Convertible debt	24,202,853	18,913,857
Stock options	4,680,675	4,341,174
Warrants	1,880,620	1,880,620
Restricted stock	1,914,295	1,366,652
Total anti-dilutive securities	32,678,443	26,502,303

Note 3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist of the following:

	December 31, 2014	March 31, 2014
Raw materials	$3,271	$3,456
Work in process	457	329
Finished goods	586	409
Inventories, net	$4,314	$4,194

Raw materials include components purchased from independent suppliers. Most purchased components are available from multiple sources, with the exception of certain key components which are supplied to us by key suppliers, with whom we have long-term business relationships, but no long-term supply agreements.

Note 4. Supply Agreements

Under a three-year agreement with Stryker, that expires in December 2015, we are the exclusive supplier of the URT-7000 Video Ureteroscope, peripherals and accessories to Stryker in the United States.

From April 2011 through May 2014, Stryker had the exclusive rights to market and sell our cystoscopes, the CST- 5000 Video Cystoscope and the CST-4000 Fiber Cystoscope, and the accompanying EndoSheath disposables, peripherals and accessories, (the “Cystoscope Products”). We elected to not renew this exclusivity and to directly sell the cystoscope products in the U.S. We made this decision in large part because Stryker’s endoscopy sales force focuses on the operating room in hospitals, while most cystoscopy procedures are performed in physicians’ offices and ambulatory surgical centers.

Note 5. Convertible Debt – Related Party

Convertible Promissory Notes

The following table is a summary of our convertible debt – related party at December 31, 2014:

Convertible debt – related party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	3,500	(978)	2,522
2014 Note	4,000	-	4,000
	$27,500	$(978)	$26,522

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

Pursuant to the Prior Letter Agreement, on June 16, 2014, or the 2014 Effective Date, we issued the 2014 Note with Mr. Pell that allowed us to borrow up to $5.0 million up to June 15, 2019. The 2014 Note accrues annual interest at the rate of 1.91%. The 2014 Note must be repaid in full on or before the fifth anniversary of the 2014 Effective Date, or the 2014 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2014 Note upon an event of default, as defined in the 2014 Note. The outstanding principal amount of the 2014 Note is convertible at any time prior to the 2014 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $1.11, the closing bid price of our common stock on the 2014 Effective Date. At December 31, 2014, we had outstanding principal borrowings of $4.0 million under the 2014 Note, which is included in Convertible debt – related party on our condensed consolidated balance sheet. Each time we draw on any available credit under the 2014 Note, we determine if a beneficial conversion feature of the convertible debt exists. A beneficial conversion feature will arise if the $1.11 conversion price of the 2014 Note is below the per share fair value of our common stock on the date of a drawdown.

On September 25, 2013, or the 2013 Effective Date, we entered into a convertible promissory note, or the 2013 Note, with Mr. Pell that allowed us to borrow up to $3.5 million. The 2013 Note accrues annual interest, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the 2013 Effective Date, or the 2013 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the 2013 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the 2013 Effective Date. At December 31, 2014, we had outstanding principal borrowings of $3.5 million, gross of the amount recognized as a beneficial conversion feature, under the 2013 Note, which is included in Convertible debt – related party on our condensed consolidated balance sheet.

During each draw upon the 2013 Note, a beneficial conversion feature was recorded as a result of the market price of our common stock increasing after the 2013 Effective Date. The following table summarizes the unamortized beneficial conversion feature amounts recorded as of December 31, 2014:

Date	Borrowing Amount	Convertible Shares	Share Price on Borrowing Date	Unamortized Beneficial Conversion Feature
October 7, 2013	$1,000	1,123,595	$0.95	$51
November 26, 2013	1,000	1,123,595	1.01	107
January 21, 2014	1,000	1,123,595	1.39	487
March 13, 2014	500	561,799	1.54	333
	$3,500	3,932,584		$978

The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized using the effective interest rate method from the borrowing date to the Maturity Date. At December 31, 2014, we expect to recognize the unamortized convertible debt discount balance of $1.0 million over a period of approximately 3.75 years.

Amortization of the convertible debt discount and interest expense related to the accrued interest on outstanding borrowings are recorded as interest expense in our condensed consolidated statement of operations. Interest expense for the three months and nine months ended December 31, 2014 and 2013, respectively, was comprised of:

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
Amortization of convertible debt discount	$(42)	$-	$(108)	$-
Interest expense	(72)	(58)	(195)	(142)
	$(114)	$(58)	$(303)	$(142)

At December 31, 2014, we had an aggregate amount of $447 thousand in accrued interest under the 2014 Note, the 2013 Note and the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet.

Concurrently with the Merger Agreement, we and Mr. Pell entered into amendments to the 2014 Note, the 2013 Note and the Replacement Note (collectively, the “Pell Notes”) and related warrants held by Mr. Pell (the “Pell Warrants”). These amendments will be automatically effective at the effective time of the merger. The amendments to the Pell Notes extend the maturity date of each note from the fifth anniversary of the issuance date to the fifth anniversary of the effective date of the merger or an earlier change of control (as defined in the amendments). Except as provided below, the amendments also prevent the Pell Notes from being converted until after three years following the effective date of the merger or, if earlier, three days prior to the record date for the declaration of any dividend or distribution on the common stock in cash or other property other than common stock. The notes may be converted earlier prior to a change in control or in connection with our prepayment of the Pell Notes. The Pell Notes as amended may be prepaid, at the option of the combined company and upon 15 days’ notice to Mr. Pell, without other premium or penalty, with a combination of cash and common stock. Interest on the amended Pell Notes is payable on the maturity date or upon repayment or conversion of all or any portion of the principal under the Pell Note. The amended Pell Notes are subordinated to loans incurred by the combined company to finance certain strategic initiatives, in each case as reasonably approved by Mr. Pell.

The amendments to the Pell Warrants extend the period during which the Pell Warrants may be exercised to the later of (i) the maturity date of the Pell Notes or (ii) the date that the Pell Notes are paid in full or converted into shares of our common stock in accordance with their terms. The Pell Warrants may be exercised effective immediately prior to the closing of an event constituting a change in control (other than the merger).

Existing Letter Agreement

Pursuant to the Existing Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $2.5 million, if necessary to support our operations, for a period ending on the earlier of (i) January 1, 2016 or (ii) our raising debt or equity capital in the amount of $2.5 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. We have not utilized the Existing Letter Agreement. In connection with the Merger Agreement, we agreed with Mr. Pell that the Existing Letter Agreement will automatically terminate without further action by any party at the effective time of the merger.

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

Stock Options

The following table summarizes stock options activity for the nine months ended December 31, 2014:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at April 1, 2014	4,377,874	$0.85	–	$ 4.88	$1.78	6.0
Granted	1,456,952	0.87	–	1.25	0.99
Exercised	(62,500)	0.95	–	1.08	0.98
Canceled	(1,091,651)	0.87	–	4.88	2.27
Outstanding at December 31, 2014	4,680,675	$0.85	–	$4.88	$1.43	6.9
Vested and expected to vest at December 31, 2014	4,641,562	$0.85	–	$4.88	$1.44	6.9
Exercisable at December 31, 2014	3,190,447	$0.85	–	$4.88	$1.61	5.8

The weighted average fair value of options granted during the nine months ended December 31, 2014 and 2013 was $0.69 and $0.56 per share, respectively.

Our stock price at December 31, 2014 of $0.71 per share was lower than the exercise prices on the stock options granted and outstanding so there was no intrinsic value (the excess of the market price over the exercise price) for stock options outstanding, stock options exercisable, and stock options vested and expected to vest as of December 31, 2014. The total intrinsic value for stock options exercised during the nine months ended December 31, 2014 was approximately $13 thousand. There were no stock options exercised during the nine months ended December 31, 2013.

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

The following table summarizes restricted stock activity for the nine months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Price
Nonvested at April 1, 2014	1,325,402	$1.06
Granted	1,023,299	0.97
Vested	(114,601)	1.30
Forfeited	(319,805)	1.05
Nonvested at December 31, 2014	1,914,295	$1.00

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Risk-free interest rate	1.8%	1.4%	1.9%	1.2%
Expected life (in years)	6.3	5.1	6.5	5.4
Expected volatility	78%	73%	78%	78%
Expected dividend yield	--	--	--	--

The following table summarizes stock-based compensation recorded in our condensed consolidated statements of operations for the three and nine months ended December 31, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of sales	$23	$15	$61	$57
Selling, general and administrative expenses	177	150	467	415
Research and development expenses	13	6	34	27
Total stock-based compensation expense	$213	$171	$562	$499

At December 31, 2014, unrecognized stock-based compensation expense related to stock options was approximately $0.9 million and is expected to be recognized over a weighted average period of approximately 3.3 years, while unrecognized stock-based compensation expense related to nonvested (restricted stock) awards was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Note 7. Treasury Stock

The following table summarizes treasury stock activity for the nine months ended December 31, 2014 and 2013:

Nine Months Ended	Number of Shares Repurchased	Cost	Weighted Average Purchase Price
December 31, 2014	6	$7	$1.20

December 31, 2013	26	$28	$1.11

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

The following table presents key financial highlights, by reportable segments:

Three Months Ended December 31, 2014	Medical	Industrial	Adjustments*	Consolidated
Net sales	$3,855	$1,065	$-	$4,920
Gross profit	1,448	455	-	1,903
Operating (loss)/income	(1,567)	122	-	(1,445)
Interest expense, net	(114)	-	-	(114)
Depreciation and amortization	147	1	-	148
Stock-based compensation expense	206	7	-	213
Expenditures for fixed assets	30	-	-	30

As of December 31, 2014
Total assets	11,661	2,291	(2,532)	11,420

Three Months Ended December 31, 2013
Net sales	$3,586	$921	$-	$4,507
Gross profit	996	382	-	1,378
Operating (loss)/income	(1,676)	198	-	(1,478)
Interest expense, net	(58)	-	-	(58)
Depreciation and amortization	168	2	-	170
Stock-based compensation expense	160	11	-	171
Expenditures for fixed assets	7	-	-	7

As of December 31, 2013
Total assets	11,736	1,591	(1,842)	11,485

Nine Months Ended December 31, 2014	Medical	Industrial	Adjustments*	Consolidated
Net sales	$10,182	$2,600	$-	$12,782
Gross profit	3,369	941	-	4,310
Operating (loss)/income	(4,841)	77	-	(4,764)
Interest expense, net	(303)	-	-	(303)
Depreciation and amortization	461	5	-	466
Stock-based compensation expense	534	28	-	562
Expenditures for fixed assets	47	-	-	47

Nine Months Ended December 31, 2013
Net sales	$10,013	$2,114	$-	$12,127
Gross profit	2,770	883	-	3,653
Operating (loss)/income	(5,408)	258	-	(5,150)
Interest expense, net	(142)	-	-	(142)
Depreciation and amortization	523	9	-	532
Stock-based compensation expense	469	30	-	499
Expenditures for fixed assets	53	-	-	53

	As of December 31,
* Adjustments	2014	2013
Intercompany eliminations	$(1,846)	$(1,156)
Investment in subsidiaries	(686)	(686)
Total adjustments	$(2,532)	$(1,842)

Note 9. Subsequent Events

On January 27, 2015, we filed a registration statement on Form S-4 to register 88,296,588 shares of our common stock that will be issued to Uroplasty shareholders and reserved for holders of Uroplasty equity-based awards in connection with the merger. The Form S-4 includes a preliminary joint proxy statement/prospectus of the Company and Uroplasty, including preliminary proxy materials for special meetings of the shareholders of each company. Once the Securities and Exchange Commission informs us that they have no comments to the Form S-4 (or after any comments are resolved), we intend to file a final joint proxy statement/prospectus in an amendment to the Form S-4 and hold a special meeting of our shareholders to approve: (i) the Merger Agreement and related transactions; (ii) on an advisory basis, specified compensatory arrangements between the Company and our named executive officers relating to the merger; (iii) amendments to our Amended and Restated Certificate of Incorporation to change the name of the company to “Cogentix Medical, Inc.” effective as of the effective time of the merger, effect a reverse split of our common stock, and increase the number of authorized shares of our common stock from 100,000,000 to 275,000,000 effective as of the effective time of the merger if the reverse split is not approved; (iv) the Cogentix Medical, Inc. 2015 Omnibus Incentive Plan as of the effective time of the merger; and (v) amendments to the Pell Notes and related warrants.

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

All of our products, with the exception of our ureteroscopes in the United States, are sold directly by our sales force in the United States, and by international distributors in the rest of the world. Our ureteroscopes in the United States are sold to Stryker, who then distributes them to customers.

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

Proposed Merger with Uroplasty, Inc.

On December 21, 2014, we and our wholly-owned subsidiary, Visor Merger Sub LLC, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement with Uroplasty, Inc., a global medical device company based in Minnesota that develops, manufactures and markets innovative proprietary products for the treatment of voiding dysfunctions, or Uroplasty. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Uroplasty will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and for which we are the sole member following the transaction. The merger is expected to be completed in the first half of calendar 2015, subject to shareholder and other customary approvals.

Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the merger, each share of common stock of Uroplasty issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 3.6331 shares of our common stock. No fractional shares of our common stock will be issued, and holders of Uroplasty common stock will be entitled to receive cash in lieu thereof. In addition, at the effective time and as a result of the merger, all outstanding options to purchase shares of common stock of Uroplasty and other equity awards based on common stock of Uroplasty, which are outstanding immediately prior to the effective time of the merger, will become, respectively, options to purchase shares of our common stock and, with respect to all other Uroplasty equity awards, awards based on our common stock, in each case, on terms substantially identical to those in effect prior to the effective time of the merger.

The merger is subject to certain customary conditions, including approval by shareholders of each company, as well as a number of other conditions set forth in the Merger Agreement, including the effectiveness of a Form S-4 registration statement containing a joint proxy statement/prospectus.

Each of us and Uroplasty has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that each party will conduct its business in the ordinary course consistent with its past practice during the interim period between the execution of the Merger Agreement and the consummation of the merger, and each party will not engage in certain kinds of transactions or take certain actions during such period. Each party also has agreed not to (i) take certain actions to solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, including the receipt of a Superior Proposal (as defined in the Merger Agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

The Merger Agreement may be terminated by mutual written consent of us and Uroplasty. The Merger Agreement also contains certain termination rights, including, among others, the right of either party to terminate if the merger shall not have become effective by September 30, 2015. A termination fee of $1.5 million plus expenses not to exceed $2 million will be paid by one party to the other in certain circumstances, including if our Board of Directors makes an Adverse Recommendation Change (as defined in the Merger Agreement).

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

On June 16, 2014, or the 2014 Effective Date, we entered into a convertible promissory note, or the 2014 Note, with Mr. Pell, in accordance with the Prior Letter Agreement. The 2014 Note accrues annual interest at the rate of 1.91%. The 2014 Note must be repaid in full on or before the fifth anniversary of the 2014 Effective Date, or the 2014 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2014 Note upon an event of default, as defined in the 2014 Note. The outstanding principal amount of the 2014 Note is convertible at any time prior to the 2014 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $1.11, the closing bid price of our common stock on the 2014 Effective Date. As of December 31, 2014, we had outstanding principal borrowings of $4.0 million under the 2014 Note, which is included in convertible debt – related party on our condensed consolidated balance sheet.

On September 25, 2013, or the 2013 Effective Date, we entered into a convertible promissory note, or the 2013 Note, with Mr. Pell that allowed us to borrow up to $3.5 million. The 2013 Note accrues annual interest, at the rate of 1.66%. The 2013 Note must be repaid in full on or before the fifth anniversary of the 2013 Effective Date, or the 2013 Maturity Date, but may be prepaid by us at any time without penalty. We will be required to repay all amounts outstanding under the 2013 Note upon an event of default, as defined in the 2013 Note. The outstanding principal amount of the 2013 Note is convertible at any time prior to the 2013 Maturity Date, at Mr. Pell’s option, into shares of our common stock at a price of $0.89, the closing bid price of our common stock on the 2013 Effective Date. At December 31, 2014, we had outstanding principal borrowings of $3.5 million, gross of the amount recognized as a beneficial conversion feature, under the 2013 Note, which is included in convertible debt – related party on our condensed consolidated balance sheet.

At December 31, 2014, we had an aggregate amount of $447 thousand in accrued interest under the 2014 Note, the 2013 Note and the Replacement Note, which is included in accrued expenses on our condensed consolidated balance sheet.

During each draw upon the 2013 Note, a beneficial conversion feature was recorded as a result of the market price of our common stock increasing after the Effective Date. The beneficial conversion feature amounts were recorded as a convertible debt discount with a corresponding increase to additional paid-in capital. The amounts are being amortized over a five-year period from the borrowing date to the Maturity Date. At December 31, 2014, the unamortized convertible debt discount balance was $1.0 million and is expected to be recognized over a period of approximately 3.75 years.

The following table is a summary of our convertible debt – related party at December 31, 2014:

Convertible debt – related party	Gross Principal Amount Outstanding	Unamortized Debt Discount	Net Amount Outstanding
Replacement Note	$20,000	$-	$20,000
2013 Note	3,500	(978)	2,522
2014 Note	4,000	-	4,000
	$27,500	$(978)	$26,522

The scheduled maturities of principal amounts of our Convertible debt – related party at December 31, 2014 were $20.0 million due September 19, 2017, $3.5 million due September 25, 2018 and $4.0 million due June 16, 2019.

Concurrently with the Merger Agreement, on December 21, 2014, we and Mr. Pell entered into amendments to the 2014 Note, the 2013 Note and the Replacement Note, or the Pell Notes. These amendments will be automatically effective at the effective time of the merger. The amendments to the Pell Notes extend the maturity date of each note from the fifth anniversary of the issuance date to the fifth anniversary of the effective date of the merger or an earlier change of control (as defined in the amendments). Except as provided below, the amendments also prevent the Pell Notes from being converted until after three years following the effective date of the merger or, if earlier, three days prior to the record date for the declaration of any dividend or distribution on the common stock in cash or other property other than common stock. The notes may be converted earlier prior to a change in control or in connection with our prepayment of the Pell Notes. The Pell Notes as amended may be prepaid, at the option of the combined company and upon 15 days’ notice to Mr. Pell, without other premium or penalty, with a combination of cash and common stock. Interest on the amended Pell Notes is payable on the maturity date or upon repayment or conversion of all or any portion of the principal under the Pell Note. The amended Pell Notes are subordinated to loans incurred by the combined company to finance certain strategic initiatives, in each case as reasonably approved by Mr. Pell.

Existing Letter Agreement

Pursuant to a letter agreement dated October 28, 2014 with Mr. Pell, or the Existing Letter Agreement, Mr. Pell has agreed to provide financial assistance to us in the amount of up to $2.5 million, if necessary to support our operations, for a period ending on the earlier of (i) January 1, 2016 or (ii) our raising debt or equity capital in the amount of $2.5 million or more. This financial assistance, if drawn by us, would be in the form of an additional loan, share purchase, or financing transaction, on such terms as we and Mr. Pell may determine. We have not utilized the Existing Letter Agreement. In connection with the Merger Agreement, we agreed with Mr. Pell that the Existing Letter Agreement will automatically terminate without further action by any party at the effective time of the merger with Uroplasty.

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

Warranty Obligations

We provide for the estimated cost of warranties at the time the related revenue is recognized based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Warranty expense is recorded in cost of sales in our condensed consolidated statement of operations.

Results of Operations (Dollars in thousands, except per share amounts)

Net Sales

In the medical segment, we track sales of our endoscopes and EndoSheath technology by market. We also track sales of peripherals and accessories that can be sold to more than one market. Net sales by operating segment and by market/category for the three and nine months ended December 31, 2014 and 2013, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Market/Category	2014	2013	Change	2014	2013	Change
Urology	$1,995	$2,097	-5%	$5,696	$5,614	1%
ENT	510	386	32%	1,271	1,128	13%
TNE	68	361	-81%	325	944	-66%
Pulmonology	241	276	-13%	833	757	10%
Repairs, peripherals, and accessories	1,041	466	123%	2,057	1,570	31%
Total medical sales	3,855	3,586	8%	10,182	10,013	2%
Total industrial sales	1,065	921	16%	2,600	2,114	23%
Net sales	$4,920	$4,507	9%	$12,782	$12,127	5%

 Net sales increased $0.4 million, or 9%, to $4.9 million for the three months ended December 31, 2014 compared with $4.5 million during the comparable prior-year period. Higher sales in our medical segment were led by sales to ENT markets and higher revenue from repairs, peripherals and accessories, partially offset by lower sales in our TNE, urology and pulmonology markets. Industrial segment sales increased 16%, or $0.1 million, to $1.1 million, primarily due to the sale of new products.

Net sales increased $0.7 million, or 5%, to $12.8 million for the nine months ended December 31, 2014 compared with $12.1 million during the prior-year period. During the nine months ended December 31, 2014, our medical segment’s net sales of $10.2 million increased by $0.2 million, or 2%, as higher revenue from repairs, peripherals and accessories and increased sales to the urology, pulmonology and ENT markets were mostly offset by decreases in sales to the TNE market. Our industrial segment’s net sales of $2.6 million increased by $0.5 million, or 23%, primarily due to the addition of new customers.

The following table summarizes net sales by market/category and by product for our medical operating segment for the three and nine months ended December 31, 2014 and 2013, respectively:

	Three Months Ended			Nine Months Ended
	December 31			December 31
Market/Category	2014	2013	Change	2014	2013	Change
Urology
Endoscopes	$728	$1,219	-40%	$1,991	$3,206	-38%
EndoSheath disposables	1,267	878	44%	3,705	2,408	54%
Total urology market	1,995	2,097	-5%	5,696	5,614	1%

ENT
Endoscopes	510	386	32%	1,271	1,128	13%

TNE
Endoscopes	27	309	-91%	188	788	-76%
EndoSheath disposables	41	52	-21%	137	156	-12%
Total TNE market	68	361	-81%	325	944	-66%

Pulmonology
Endoscopes	197	245	-20%	666	633	5%
EndoSheath disposables	44	31	42%	167	124	35%
Total pulmonology market	241	276	-13%	833	757	10%

Repairs, peripherals, and accessories	1,041	466	123%	2,057	1,570	31%
Total medical sales	$3,855	$3,586	8%	$10,182	$10,013	2%

Product
Endoscopes	$1,462	$2,159	-32%	$4,116	$5,755	-28%
EndoSheath disposables	1,352	961	41%	4,009	2,688	49%
Repairs, peripherals, and accessories	1,041	466	123%	2,057	1,570	31%
Total medical sales	$3,855	$3,586	8%	$10,182	$10,013	2%

Net sales to the urology market of $2.0 million for the three months ended December 31, 2014 decreased by $0.1 million, or 5%, compared with the prior-year period. For the nine months ended December 31, 2014 sales of $5.7 million increased by $0.1 million, or 1%, compared with their prior-year period. Prior to May 2014, Stryker had the rights to market and sell our cystoscopes, the CST- 5000 Video Cystoscope and the CST-4000 Fiber Cystoscope, and the accompanying EndoSheath technology, peripherals and accessories. During May 2014, we began to market and sell the cystoscopes, their EndoSheaths, peripherals and accessories direct in the U.S. Lower sales of endoscopes have resulted from this changeover. However, this decrease has been offset by increased sales of EndoSheath disposables.

Net sales to the ENT market of $0.5 million and $1.3 million for the three and nine months ended December 31, 2014, respectively, increased by $0.1 million, or 32%, and $0.1 million, or 13%, respectively, compared with their prior-year periods. The increase was primarily due to the launch in September 2014 of a new ENT-7000 model that features the smallest diameter insertion tube available at 2.4mm in size.

Net sales to the TNE market of $68 thousand and $0.3 million for the three and nine months ended December 31, 2014, respectively, decreased by $0.3 million, or 81%, and $0.6 million, or 66%, respectively, compared with their prior-year periods. Our salesforce has been focused on the changes in the urology market discussed above, contributing to a decline in sales activity in this market.

Net sales to the pulmonology market of $0.2 million for the three months ended December 31, 2014 decreased by $35 thousand, or 13%, compared with the prior-year period. However, sales for the nine months ended December 31, 2014 of $0.8 million increased by $0.1 million, or 10%, from the same period one year ago. The increase was primarily due to the launch in May 2014 of a new video-based bronchoscope and digital processing unit, the BRS-5100.

Net sales of all repairs, peripherals, and accessories of $1.0 million and $2.1 million for the three and nine months ended December 31, 2014, respectively, increased by $0.6 million, or 123%, and $0.5 million, or 31%, respectively, compared with their prior-year periods, primarily due to increased repairs of ureteroscopes.

Gross Profit (Net Sales Less Cost of Sales)

Gross profit by operating segment for the three and nine months ended December 31, 2014 and 2013, respectively, was as follows:

	Three Months Ended			Nine Months Ended
	December 31			December 31
Gross Profit	2014	2013	Change	2014	2013	Change
Medical	$1,448	$996	45%	$3,369	$2,770	22%
As percentage of net sales	37.6%	27.8%		33.1%	27.7%
Industrial	455	382	19%	941	883	7%
As percentage of net sales	42.7%	41.5%		36.2%	41.8%
Gross profit	$1,903	$1,378	38%	$4,310	$3,653	18%
Gross profit margin percentage	38.7%	30.6%		33.7%	30.1%

The gross profit margin percentage of 38.7% and 33.7% for the three and nine months ended December 31, 2014, respectively, increased from 30.6% and 30.1% for the prior-year periods, respectively. The increase was primarily due to an improved margin in the medical products segment, resulting from our direct selling of cystoscopes, their EndoSheaths, peripherals and accessories direct in the U.S., as well as our cost-improvement efforts.

Operating Expenses (Selling, General, and Administrative (“SG&A”) and Research and Development (“R&D”)

Operating expenses by operating segment for the three and nine months ended December 31, 2014 and 2013, respectively were as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Operating Expenses	2014	2013	Change	2014	2013	Change
SG&A expenses
Medical	$2,428	$2,120	15%	$6,745	$6,779	-1%
Industrial	332	184	80%	864	625	38%
Total SG&A expenses	2,760	2,304	20%	7,609	7,404	3%
R&D expenses
Medical	588	552	7%	1,465	1,399	5%
Industrial	-	-	-	-	-	-
Total R&D expenses	588	552	7%	1,465	1,399	5%
Total operating expenses	$3,348	$2,856	17%	$9,074	$8,803	3%

Selling, General, & Administrative (“SG&A”) Expenses

Selling, general and administrative (“SG&A”) expenses were $2.8 million for the three months ended December 31, 2014, an increase of $0.5 million, or 20%, compared with the prior-year period. SG&A expenses for the three months ended December 31, 2014 includes approximately $0.5 million of transaction expenses incurred for the proposed merger with Uroplasty. Excluding these transaction expenses, SG&A expenses and total operating expenses were below the prior-year figure. Similarly, for the nine months ended December 31, 2014, SG&A expenses were $7.6 million, an increase of $0.2 million, or 3%, over the comparable prior-year period. Excluding the transaction expenses associated with the proposed merger with Uroplasty, SG&A expenses for the three and nine months ended December 31, 2014 were below the comparable prior-year figures.

Research & Development (“R&D”) Expenses

Research and development (“R&D”) expenses were $0.6 million for the three months ended December 31, 2014, an increase of 7% over the same period last year, primarily attributable to higher product development costs and the timing of expenses. For the nine months ended December 31, 2014, R&D expenses were $1.5 million, an increase of $0.1 million, or 5%, over the same period last year.

Other Expense

Other (expense) income for the three and nine months ended December 31, 2014 and 2013, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Other Expense	2014	2013	Change	2014	2013	Change
Interest expense, net	(114)	(58)	97%	(303)	(142)	113%
Other, net	(3)	(18)	-83%	(15)	(16)	-6%
Other expense	$(117)	$(76)	54%	$(318)	$(158)	101%

Other expense for the three and nine months ended December 31, 2014 increased compared with their respective comparison periods due to interest expense resulting from a higher amount outstanding of convertible debt-related party and the amortization of debt discount.

Net Loss

Net loss of $(1.6) million for the three months ended December 31, 2014 was unchanged from the prior-year period, as higher gross margin was offset by higher SG&A expenses. SG&A expenses for the three months ended December 31, 2014 included approximately $0.5 million of transaction expenses incurred for the proposed merger with Uroplasty. Net loss of $(5.1) million for the nine months ended December 31, 2014 improved from $(5.3) million in the prior-year period as a result of higher gross margin partially offset by higher SG&A expenses resulting from the transaction expenses incurred for the proposed merger.

Net Loss per Common Share – Basic and Diluted

Net loss per basic and common share remained unchanged at $(0.03) per share for the three months ended December 31, 2014 and December 31, 2013, and was $(0.11) per share for the nine months ended December 31, 2014 and $(0.12) per share for the nine months ended December 31, 2013.

Liquidity, Capital Resources, and Outlook

The following table summarizes selected financial information as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Cash and cash equivalents	$1,548	$1,237
Accounts receivable, net	$4,056	$3,818
Inventories, net	$4,314	$4,194
Working capital	$6,566	$6,863

Our cash and cash equivalents, availability of $1.0 million on the 2014 Note and availability of $2.5 million on the Existing Letter Agreement are our principal sources of liquidity. Cash and cash equivalents at December 31, 2014 were $1.5 million compared with $1.2 million at March 31, 2014. Working capital was $6.6 million at December 31, 2014 compared with $6.9 million at March 31, 2014.

For the nine months ended December 31, 2014, we used $3.7 million of net cash in our operating activities, an improvement of $0.8 million compared with $4.5 million in the prior-year period. As a result, for the nine months ended December 31, 2014 we issued $4.0 million in convertible debt-related party compared with $5.0 million in the prior-year period.

We have incurred transaction expenses of approximately $0.5 million in relation to the proposed merger with Uroplasty. Additional significant expenses will be incurred through the close of the merger transaction.

Outlook

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, revitalizing a research and development pipeline, and general business operations. As of December 31, 2014, we had cash and cash equivalents totaling approximately $1.5 million. We expect that our cash at December 31, 2014, together with the $1.0 million of capital available to us under the 2014 Note as of December 31, 2014, plus the $2.5 million of capital to be made available to us under the Existing Letter Agreement, should be sufficient to fund our operations through at least December 31, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2014 Note or the Existing Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Off-Balance Sheet Arrangements

At December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Principal Financial Officer and Principal Accounting Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our CEO and our PFO, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our CEO and our PFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On January 7, 2015, a putative class action complaint was filed in the District Court, Fourth Judicial District, County of Hennepin, State of Minnesota, by a purported shareholder of Uroplasty under the caption Joseph J. Frustaci vs. Uroplasty, Inc., et al., C.A. No. 27-cv-15-305. The complaint names as defendants us, Uroplasty, Merger Sub and the members of the Uroplasty board of directors. The complaint asserts various causes of action, including, among other things, that the members of the Uroplasty board of directors breached their fiduciary duties owed to Uroplasty's shareholders in connection with entering into the merger agreement and approving the merger. The complaint further alleges that we, Uroplasty and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Uroplasty board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs. We believe that this lawsuit is without merit and intend to contest it vigorously.

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

We have a history of operating losses and we may not achieve or maintain profitability in the future

We have incurred substantial operating losses since our inception and there can be no assurance that we will ever achieve or sustain a profitable level of operations in the future. We anticipate negative cash flows from operations during the remainder of fiscal 2015, driven by continued investment in a direct sales force for the U.S. market, spending for marketing, spending for research and development and general business operations. As of December 31, 2014, we had cash and cash equivalents totaling approximately $1.5 million. We expect that our cash at December 31, 2014, together with up to $1.0 million of capital available to us under the 2014 Note at December 31, 2014, plus the $2.5 million of capital to be made available to us under the Existing Letter Agreement, subject to certain conditions and an expiration date of January 1, 2016, should be sufficient to fund our operations through at least December 31, 2015. However, if our performance expectations fall short (including our failure to generate expected levels of sales) or our expenses exceed expectations, or if the commitments under the 2014 Note or the Existing Letter Agreement become unavailable, we will need to secure additional financing and/or reduce our expenses to continue our operations. Our failure to do so would have a material adverse impact on our prospects and financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Our officers and directors have the ability to exercise significant control over the Company

As of December 31, 2014, our officers and directors owned an aggregate of approximately 39% of our outstanding common stock. Under the Replacement Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $20.0 million as of December 31, 2014, into 16,666,666 shares of our common stock. Under the 2013 Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $3.5 million as of December 31, 2014, into 3,932,584 shares of our common stock. Under the 2014 Note, Mr. Pell, at his option, has the right to convert the unpaid principal balance thereof, which was $4.0 million as of December 31, 2014, into 3,603,603 shares of our common stock. The conversion of the Replacement Note, the 2013 Note and the 2014 Note, or the Notes, the exercise of warrants held by Mr. Pell and the exercise of stock options currently exercisable, or exercisable within 60 days would increase the aggregate ownership of our officers and directors to approximately 62% of our common stock. As such, upon conversion of the Notes and exercise of warrants and stock options, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

Risks Related to our Proposed Merger with Uroplasty

The merger is subject to certain conditions to closing that could result in the merger not being consummated or being delayed, any of which could negatively impact our share price and future business and operating results.

Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the merger agreement by our and Uroplasty’s shareholders. There is no assurance that we and Uroplasty will receive the necessary approvals or satisfy the other conditions necessary for the completion of the merger. If any conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated.

Failure to complete the merger would prevent us and Uroplasty from realizing the anticipated benefits of the merger. We have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, we will remain liable for these costs and expenses. Further, if the merger is not completed and the merger agreement is terminated, under certain circumstances, we may be required to pay Uroplasty a termination fee of $1.5 million and/or pay expenses up to $2 million.

In addition, our current market price may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our shares. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our share price and future business and operating results. We cannot assure you that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

The merger agreement contains provisions that restrict our ability to pursue alternatives to the merger and, in specified circumstances, could require us to pay Uroplasty a termination fee and reimburse expenses.

Under the merger agreement, we and Uroplasty each agreed not to take certain actions to solicit proposals relating to alternative business combination transactions or subject to certain exceptions, including the receipt of a “superior proposal” (as defined in the merger agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions. In certain specified circumstances described in the merger agreement, upon termination of the merger agreement, the breaching party would be required to pay the other party a termination fee of $1.5 million and reimburse the other party for its merger-related expenses in an amount not to exceed $2 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to us or our shareholders than the proposed merger.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our business, which could have an adverse effect on our businesses and operating results.

Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our businesses and operating results, including among others:

●	Our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key personnel and other employees;

●

the attention of our management may be directed toward completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to our businesses; and

●	customers, distributors, independent sales agencies, vendors or suppliers may seek to modify or terminate their business relationships with us, or delay or defer decisions concerning us.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on our businesses, operating results or prospects if the merger is not completed or the business, operating results or prospects of the combined company if the merger is completed.

Our shareholders will have a reduced ownership and voting interest in the combined company after the merger.

Upon completion of the merger, our shareholders will own approximately 37.5% of the combined company and Uroplasty shareholders will own approximately 62.5% of the combined company, excluding shares of Uroplasty issuable upon the conversion of convertible promissory notes, and exercise of warrants, held by Mr. Pell, which have been amended in connection with the merger agreement. Our shareholders currently have the right to vote for directors and on other matters affecting Uroplasty. When the merger occurs, each of our shareholders who receive Uroplasty shares in the merger will become a shareholder of the combined company with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of Uroplasty. As a result of these reduced ownership percentages, our current shareholders will have less voting power in the combined company than they now have with respect to Uroplasty.

The combined company may be unable to successfully integrate our and Uroplasty’s operations or realize the anticipated cost savings and other potential benefits of the merger in a timely manner or at all. As a result, the value of the combined company’s shares may be adversely affected.

We entered into the merger agreement with Uroplasty because we believed that the merger will be beneficial to our shareholders, other stakeholders and business. Achieving the anticipated potential benefits of the merger will depend in part upon whether the combined company is able to integrate our and Uroplasty’s operations in an efficient and effective manner. The integration process may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Uroplasty operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. We and Uroplasty may also have inconsistencies in standards, controls, procedures or policies that could affect the combined company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from the combined company’s day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt the combined company’s business. Any inability of management to integrate successfully the operations of the two companies or to do so within a longer time frame than expected could have a material adverse effect on the combined company’s business and operating results. The combined company may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the combined company’s business and operating results, which may affect the value of the combined company’s shares after completion of the merger.

The success of the combined company after the merger will depend in part upon the ability of us and Uroplasty to retain key employees of each company. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that key employees will be retained.

We and Uroplasty have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

The combined company will need additional financing after the merger is completed, which may not be available on favorable terms at the time it is needed and which could reduce the combined company’s operational and strategic flexibility.

As noted above, our letter agreement with Mr. Pell terminates upon closing of the merger. The combined company will require additional working capital to fund future operations. The combined company could seek to acquire that through additional equity or debt financing arrangements, which may or may not be available on favorable terms at such time. If the combined company raises additional funds by issuing equity securities, the combined company’s shareholders will experience dilution. Debt financing, if available, may involve covenants restricting the combined company’s operations or its ability to incur additional debt. Any debt financing or additional equity that the combined company raises may contain terms that are not favorable to the combined company or its shareholders. If the combined company does not have, or is not able to obtain, sufficient funds, it may have to delay development or commercialization of its products or license to third parties the rights to commercialize products or technologies that it would otherwise seek to commercialize. The combined company also may have to reduce marketing, customer support or other resources devoted to its products or cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Pursuant to Section 13(p) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, we are required to file a Form SD each year disclosing the use of certain “conflict minerals” that are necessary to the functionality or production of the products that we manufacture. We have not filed our first Form SD, which was due by May 31, 2014, because we have not yet completed our inquiry into the country of origin of conflict minerals used in our products. We have filed all other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Item 6. Exhibits

Exhibits
2.1

Agreement and Plan of Merger, dated as of December 21, 2014, among Vision-Sciences, Inc., Visor Merger Sub LLC and Uroplasty, Inc., incorporated by reference to Exhibit 2.1 to Vision-Sciences, Inc.’s Current Report on Form 8-K filed on December 22, 2014.

4.1

Amendment to 2012 Convertible Promissory Note dated as of December 21, between Vision-Sciences, Inc. and Lewis C. Pell, incorporated by reference to Exhibit 4.1 to Vision-Sciences, Inc.’s Current Report on Form 8-K filed on December 22, 2014.

4.2

Amendment to 2013 Convertible Promissory Note dated as of December 21, between Vision-Sciences, Inc. and Lewis C. Pell, incorporated by reference to Exhibit 4.2 to Vision-Sciences, Inc.’s Current Report on Form 8-K filed on December 22, 2014.

4.3

Amendment to 2014 Convertible Promissory Note date as of December 21, between Vision-Sciences, Inc. and Lewis C. Pell, incorporated by reference to Exhibit 4.3 to Vision-Sciences, Inc.’s Current Report on Form 8-K filed on December 22, 2014.

4.4

Letter Agreement dated December 21, 2014 between Vision-Sciences, Inc. and Lewis C. Pell regarding the extension of warrants, incorporated by reference to Exhibit 4.4 to Vision-Sciences, Inc.’s Current Report on Form 8-K filed on December 22, 2014.

10.1

Voting Agreement, dated as of December 21, 2014, between Vision-Sciences, Inc. and certain shareholders of Uroplasty, Inc., incorporated by reference to Exhibit 10.1 to Vision-Sciences, Inc.’s Current Report on Form 8-K filed on December 22, 2014.

10.2

Letter Agreement dated December 21, 2014 between Vision-Sciences, Inc. and Lewis C. Pell regarding termination of maintenance of liquidity obligation, incorporated by reference to Exhibit 10.2 to Vision-Sciences, Inc.’s Current Report on Form 8-K filed on December 22, 2014.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.
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

VISION-SCIENCES, INC.

Date: February 12, 2015	/s/ Howard Zauberman
Howard Zauberman President and Chief Executive Officer

Date: February 12, 2015	/s/ Gary Siegel
Gary Siegel Vice President, Finance, Principal Financial Officer, and Principal Accounting Officer