Form 10-K
period 2015-03-31
COGENTIX MEDICAL INC /DE/
filed 2015-06-25
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to  _____________.

Commission file number 000-20970

COGENTIX MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3430173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Feltl Road
Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

(952) 426-6140
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Capital Market
(Title of class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of September 30, 2014 was $28,919,491.

As of June 15, 2015, the registrant had 26,270,456 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III.

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections.  For more information, see “Part I. Item 1.  Business — Cautionary Note Regarding Forward-Looking Statements.”

As used in this report, the terms “Cogentix,””Cogentix Medical,” the “Company,” “we,” “us,” “our” and similar references refer to Cogentix Medical, Inc. (formerly known as Vision-Sciences, Inc.) and our consolidated subsidiaries, and the term “common stock” refers to our common stock, par value $0.01 per share.  References to “VSCI,” “Vision-Sciences” or “Vision” generally refer to Vision-Sciences, Inc. and its consolidated subsidiaries prior to the consummation of the merger of Uroplasty, Inc. with and into Vision’s wholly-owned merger subsidiary (“Merger Sub”) on March 31, 2015 (the “Merger”), and sometimes also are used as references to our current, ongoing operations related to the historical VSCI that continue following the Merger.  References to “UPI” or “Uroplasty” generally refer to Uroplasty, Inc., and its consolidated subsidiaries prior to the consummation of the Merger, and sometimes are also used as reference to our current ongoing operations related to the historical UPI that continues following the Merger and sometimes also are used as reference to our current, ongoing operations related to the historical Uroplasty that continue following the Merger.

All share and per share amounts have been adjusted to reflect the one-for-five reverse split of Vision’s outstanding common stock effective on March 31, 2015 immediately prior to the effective time of the Merger.  All numbers and prices related to common shares and options of Uroplasty that predated the Merger have been adjusted to reflect the exchange ratio of 3.6331 shares of our common stock for each share of Uroplasty common stock, as well as the above mentioned one-for-five reverse stock split, a combined impact of 0.72662 shares of our common stock for each Uroplasty share of common stock.

This report contains the following trademarks, trade names and service marks of ours: Vision-Sciences®, EndoSheath®, Slide-On®, EndoWipe®, The Vision System®, and Urgent® for our neuromodulation product, Macroplastique® Implants for our urological tissue bulking products, VOX® for our otolaryngology tissue bulking products, PTQ® for our colorectal tissue bulking and Uroplasty® for Uroplasty LLC, one of our subsidiaries.  This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year-end ends on March 31 of each year. References in this report to a particular year generally refer to the applicable fiscal year.  For example, references to “2015,” “Fiscal 2015” or “the year ended March 31, 2015” mean the fiscal year ended March 31, 2015.

PART I

ITEM 1.	BUSINESS

On December 21, 2014, Vision-Sciences entered into a merger agreement with Uroplasty, a publicly traded corporation.  The merger agreement provided for the merger of Uroplasty with and into a newly created, wholly-owned merger subsidiary of Vision-Sciences (“Merger Sub”).  Following the approval of the merger by Vision-Sciences’ and Uroplasty’s stockholders on March 30, 2015 and pursuant to the terms of the merger agreement, on March 31, 2015, Uroplasty merged with and into Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of Vision-Sciences under the name “Uroplasty, LLC”.  Vision-Sciences changed its name to “Cogentix Medical, Inc.” immediately following the merger and our common stock now trades on the NASDAQ Capital Market under the new symbol “CGNT”.

The merger was accounted for as a reverse acquisition due to a number of factors including the relative voting interests in the combined company of the former Vision-Sciences and Uroplasty stockholders following the merger.  As a result, Uroplasty and its consolidated subsidiaries represent the accounting acquirer in the merger, and Vision-Sciences and its consolidated subsidiary represent the legal acquirer in the merger.  Accordingly, while Vision-Sciences was the legal acquirer in the merger, Uroplasty is treated as the acquiring company in the merger for accounting purposes, and the merger has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations.

As a result of the merger, our financial statements prior to March 31, 2015 are the historical financial statements of Uroplasty, and our financial statements on and after March 31, 2015 reflect the results of the operations of Uroplasty and Vision-Sciences on a combined basis. We refer you to Note 2 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for additional description of this merger, the accounting treatment of the merger, and the pro forma financial information for Cogentix Medical on a combined basis.

Overview of the Company

Cogentix Medical is a global medical device company headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom.  We design, develop, manufacture and market products for flexible endoscopy with our unique product lines featuring a streamlined visualization system and proprietary sterile disposable microbial barrier, known as the EndoSheath® technology, providing users with efficient and cost effective endoscope turnover while enhancing patient safety.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation (“PTNS”), for the office-based treatment of overactive bladder (“OAB”).  OAB is a chronic condition that affects approximately 42 million adults in the U.S.  The symptoms include urinary urgency, frequency and urge incontinence.  We also offer Macroplastique® Implants, an injectable urethral bulking agent for the treatment of adult female stress urinary incontinence that is primarily due to intrinsic sphincter deficiency.

We offer an advanced line of endoscopy-based products, including our flexible fiber and video endoscopes and our EndoSheath® technology, for a variety of specialties and markets. Our proprietary reusable, flexible endoscope is combined with a single-use, sterile protective EndoSheath disposable that is placed over the patient contact area of the scope.  Our “always sterile, always ready” EndoSheath technology reduces the risks of cross-contamination associated with the reuse of conventional endoscopes, which involve difficult, costly, and time-consuming processes to clean and disinfect or sterilize (or “reprocessing”).

We target two primary market spaces for our endoscopes and our EndoSheath technology:

●	Urology – we manufacture, market and sell our cystoscopes and EndoSheath technology to urologists. We also supply our ureteroscopes to the Endoscopy Division of Stryker Corporation (“Stryker”).

●	Airway Management – we manufacture, market, and sell our: (i) bronchoscope (an endoscope that allows detailed viewing of the lungs) and EndoSheath technology to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians, (ii) TNE (trans-nasal esophagoscopy) endoscope and EndoSheath technology to general surgeons, primarily bariatric and gastroesophageal reflux disease (“GERD”) surgeons, and (iii) ENT (ear, nose and throat) endoscopes to ENT physicians and speech pathologists.

Our Urgent PC® Neuromodulation System (“Urgent PC System”) is a minimally invasive nerve stimulation device designed for office-based treatment of OAB and the associated symptoms of urge incontinence, urinary urgency and urinary frequency.  Using a small-gauge needle electrode inserted above the ankle, our Urgent PC System delivers electrical impulses to the tibial nerve that affect the sacral nerve plexus, a control center for pelvic floor and bladder function.  The Urgent PC System is a U.S. Food and Drug Administration (the “FDA”) cleared, minimally-invasive, neuromodulation system that delivers PTNS for office-based treatment of OAB and the associated symptoms of urinary urgency, urinary frequency, and urge incontinence.   Components of our Urgent PC System include a hair-width needle electrode, a lead set and an external, handheld, battery-powered stimulator.  For each 30-minute office-based therapy session, the physician or other qualified health care provider inserts the needle electrode above the ankle and connects the electrode to the stimulator.  Typically, a patient undergoes a course of 12 consecutive weekly treatments, and, subsequently, a personal treatment plan of single treatments at a lesser frequency to sustain the therapeutic effect.  We believe physicians prefer our Urgent PC System because it offers effective therapies for patients that can be administered in an office setting and, to the extent reimbursement is available, provide the physicians with a profitable revenue stream.  We believe patients prefer the Urgent PC System to pharmaceutical treatment options or surgeries because it is a minimally invasive treatment alternative that does not have the side effects associated with pharmaceutical treatment options or the adverse events associated with surgery.

Macroplastique® Implants (“Macroplastique”) is an injectable, urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency.  It is designed to restore the patient’s urinary continence immediately following treatment.  Macroplastique is a soft-textured, permanent implant injected, under endoscopic visualization, around the urethra distal to the bladder neck.  It is a proprietary composition of heat vulcanized, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone elastomer) implants suspended in a biocompatible excretable carrier gel.  We believe our compound is better than other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site.

Overview of Strategy for Fiscal Year 2016 and Beyond

Our strategy for fiscal 2016 and beyond is to continue to leverage our assets to generate organic growth and to expand our product portfolio.  We currently have a distribution platform that includes 50 direct sales representatives in the U.S., with 42 sales representatives serving the Urology market and 8 sales representatives serving the Airway Management and Other markets.  Internationally, we have 8 direct sales representatives in certain geographies and a network of distributor relationships.  We believe this sales force is under-utilized, and a key element of our strategy is to continue to leverage this distribution platform to generate significant revenue growth.  We also plan to expand our product portfolio through licensing and acquisition opportunities.  We believe that there are underperforming yet innovative assets available that we would be able to exploit.  Examples of such assets include orphaned technologies within larger organizations, new technologies ready for commercialization with which our existing distribution platform can penetrate the market quickly, and existing products that are not meeting their potential due to undersized sales forces within their current company.

Products and Markets

We produce and market the following products:

●	Endoscopes (i.e., cystoscopes, ureteroscopes, laryngoscopes, otoscopes, sinuscopes, TNE endoscopes and bronchoscopes for medical use; and borescopes for industrial use) and digital processing units (DPU);

●	EndoSheath technology;

●	Urgent PC System;

●	Macroplastique; and

●	Other Products and Applications.

Endoscopes and Digital Processing Units for Medical Use

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

Our 7000 Series and 5000 Series videoscopes are powered by our multi-functional digital processing unit (“DPU”).  Unlike conventional endoscopy towers, we have integrated key peripherals into a single unit, which allows one-touch image archiving via an integrated digital memory (SD card) system.  Users can easily move images captured during various endoscopic procedures to patient files for future viewing.  Our liquid crystal display provides full screen presentation with no truncation (framing) of image, commonly seen in other videoscope manufacturer’s products. Our DPU maintains a smaller footprint than its competitors.  Along with EndoSheath technology, our DPU contributes significantly to portability by allowing bedside procedures where space is limited. Our DPU is also easily transported from facility to facility allowing physicians to perform video endoscopy even in the remotest locations.

We developed two models of our DPU, the 5000 Series and the 7000 Series. In addition to the features noted above, our 5000 Series processor provides customers with a powerful, efficient, and easy-to-use system that produces vibrant, high-resolution images.

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

In the U.S., we sell our endoscopes and sheaths through our direct sales force with the exception of our ureteroscope, which is sold by Stryker.  Internationally, our endoscopes and sheaths are sold by distributors.

Urology Market.  Within the Urology market, we developed unique products for urology with our fiber and video cystoscopes, both utilizing our EndoSheath technology.  We differentiate our cystoscopy system in a clinical setting by referring to the procedures using our system as EndoSheath cystoscopy.  Our cystoscopes consist of two components: (i) a reusable flexible endoscope incorporating our proprietary design, and (ii) a proprietary, sterile EndoSheath disposable.

Our visualization platform includes our line of advanced digital, video-based flexible cystoscopes, a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.  We also market and distribute a fiber optic cystoscope.  Each of these cystoscopes utilizes our EndoSheath technology.

We also developed a video-based flexible ureteroscope, which is currently distributed by Stryker.  This endoscope gives surgeons unsurpassed high-definition visualization of the ureters and kidneys with up to 240 degrees of articulation allowing access to the areas of the kidney that are otherwise most difficult to access.  Our ureteroscope features an integrated LED, which eliminates the need for a separate light source.

Airway Management Market.  We developed unique products for the ENT, pulmonology / critical care and Bariatric/GI specialties.  We manufacture and market fiber and video laryngoscopes, which we refer to as ENT scopes.  Our fiber and video ENT scopes can be used with or without the EndoSheath technology, as they do not feature any working channels and are diagnostic only.  We market and sell products for pulmonology using our fiber and video bronchoscopes.  Our bronchoscopes utilize our EndoSheath technology and are inserted through the mouth or nose and into the lower airway, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. We have also developed a digital, video-based flexible TNE endoscope, which utilizes our EndoSheath technology.  Our TNE system provides visualization of the esophageal anatomy via a sedation-free transnasal approach.  Each of our video airway management scopes is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.

Endoscopes (Borescopes) and Digital Processing Units for Industrial Use

Through our wholly-owned subsidiary Machida Incorporated, (“Machida”), we design, manufacture and sell borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.  A borescope is an instrument that uses optical fibers or a small camera for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, cast parts and ground turbines, among other items.  Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments.  We were the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, saving our customers significant expense and time.

EndoSheath Technology

We have developed EndoSheath technology for use with our proprietary endoscopes. EndoSheath technology is made with materials using our proprietary process that makes the sheath lubricious (smooth), allowing the health care practitioner to easily install the EndoSheath disposable onto the endoscope.  In addition, our EndoSheath technology has an optically clear window that fits securely over the endoscope tip, providing a clear image.  Once installed, the disposable sheath offers a complete barrier between the endoscope and the patient.  After the procedure is completed, the sheath easily slides off and is removed from the endoscope and discarded.

Our EndoSheath technology offers various-size working channels, unlike conventional flexible endoscopes, which have the working channel inside the endoscope itself, allowing our users to customize the scope to the procedure (i.e. diagnostic cystoscopy, which requires a small working channel, or therapeutic cystoscopy, which requires a larger working channel).  This enables us to provide procedure-specific EndoSheath technology without requiring physicians to purchase a new endoscope for a different procedure.

Within the Urology market, we offer urologists two sheath models for each of our fiber and video cystoscopes: a diagnostic sheath with a 1.5mm working channel size that provides enhanced patient comfort, and a therapeutic sheath with a larger, 2.1mm working channel size that provides the same capabilities as conventional cystoscopes.  The EndoSheath disposable installs easily onto the cystoscope; it includes a covering for the endoscope and a working channel, which may be used for irrigation, suction and therapeutic tool delivery, as well as an additional covering for the control body (handle), where the physician operates the cystoscope.  The EndoSheath disposable is the only component that comes into contact with the patient and is discarded after each procedure.

Within the TNE market, we market and distribute two sheath models for our video TNE endoscope: a diagnostic sheath with a 1.5mm working channel size, and a therapeutic sheath with a 2.1mm working channel size.  This unique feature of our EndoSheath technology provides gastroenterologists, ENT physicians, bariatric surgeons and others with two choices: a diagnostic sheath with a smaller sheath diameter (due to a smaller working channel) for patient comfort, and a therapeutic sheath with a larger working channel, providing the same capabilities as conventional endoscopes.

Within the Pulmonology market, we market and distribute four sheath models for video and fiber bronchoscopy: a 1.5mm working channel, a 2.1mm working channel, a 2.8mm working channel (currently available outside of the U.S. only), and one without a working channel.  We are currently seeking clearance to market the 2.8mm channel in the U.S.  The multiple sizes are necessary due to various procedures that are performed by pulmonologists and airway management physicians.  Depending on the type of procedure being performed, a pulmonologist or airway management physician may use a very small diameter EndoSheath disposable, with or without a working channel, or a larger diameter EndoSheath disposable with a working channel.

In November 2014, the ECRI Institute (a nonprofit organization dedicated to bringing the discipline of applied scientific research to discover which medical procedures, devices, drugs, and processes are best so to improve patient care) listed cross-contamination from flexible endoscopes as the fourth most dangerous hazard on its list of the top-ten health technology hazards for 2015.  The use of our EndoSheath technology allows health care providers to perform a rapid, simplified reprocessing routine after use, avoiding the elaborate high level disinfection/sterilization routines required by the FDA for conventional endoscopes.  The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ instruction for use, whether they are used in hospitals, clinics or office settings.  With our EndoSheath technology, we are able to reduce the steps needed to reprocess flexible endoscopes from approximately 27 to three, thereby saving time, lowering costs and reducing the complexity of the process.  This design of “always ready, always sterile” equipment, which allows for a rapid and less damaging cleaning process, provides a multitude of benefits to health care practitioners, such as lower capital equipment investment, less service and maintenance costs of capital equipment, less staff exposure to toxic chemicals, increased patient scheduling flexibility and throughput, improved staff productivity and a more practical implementation of endoscopy.

Urgent PC Systems

Our Urgent PC System is a minimally invasive nerve stimulation device designed for office-based treatment of OAB and the associated symptoms of urge incontinence, urinary urgency and urinary frequency.  Using a small-gauge needle electrode inserted above the ankle, our Urgent PC System delivers electrical impulses to the tibial nerve that affect the sacral nerve plexus, a control center for pelvic floor and bladder function.

For individuals with overactive bladder symptoms, the nervous system control for bladder filling and urinary voiding is incompetent.  For OAB patients, signals to indicate a full bladder are sent early and frequently, triggers to allow the bladder to relax for filling are ineffective, and nervous controls of the urethral sphincter to keep the bladder closed until an appropriate time are inadequate.  An individual with OAB may exhibit one or all of the symptoms that characterize overactive bladder: urinary urgency (i.e., the strong, compelling need to urinate), urinary frequency (i.e., repetitive need to void) and urge incontinence (i.e., involuntary loss of urine associated with an abrupt, strong desire to urinate).

When patients seek treatment for OAB, physicians normally start with conservative therapies such as biofeedback and behavioral modification (e.g., bladder training, scheduled voiding techniques and pelvic floor training).  When, as is often the case, these therapies are not entirely successful, the next treatment of choice is drug therapy.  If, as is the case with a majority of the patients, the drug therapy is ineffective or cannot be tolerated by the patient, the physicians suggest other treatments.  For those patients, we believe the minimally invasive Urgent PC System treatments offer an alternative to the more invasive treatments such as surgery, implantation of a sacral nerve stimulation device, or injection of OnabotulinumtoxinA, a prescription drug marketed under the name of BOTOX, into the bladder.

Our Urgent PC System is an FDA-cleared, minimally-invasive, neuromodulation system that delivers PTNS for office-based treatment of OAB and the associated symptoms of urinary urgency, urinary frequency, and urge incontinence.  For each 30-minute office-based therapy session, the physician or other qualified health care provider inserts the needle electrode above the ankle and connects the electrode to the stimulator.  Typically, a patient undergoes a course of 12 consecutive weekly treatments, and, subsequently, a personal treatment plan of single treatments at a lesser frequency to sustain the therapeutic effect.

Macroplastique

Macroplastique is an injectable, urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (“ISD”).  Urinary incontinence is defined as the involuntary loss of urine and is the result of either bladder or urethral dysfunction.

In 2007, the U.S. Department of Health and Human Services, Public Health Service, National Institutes of Health, National Institute of Diabetes and Digestive and Kidney Diseases reported that, depending on the definition of urinary incontinence used, 5% to 50% of the adult U.S. population suffers from some form of urinary incontinence.  Per the American Urological Association, there are three types of urinary incontinence:

●	Stress Urinary Incontinence — Stress urinary incontinence (“SUI”) refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from ordinary physical activities, such as coughing, sneezing, laughing, straining or lifting. SUI, the most common form of urinary incontinence among women, is estimated to affect almost 30 million women over the age of 18 in the U.S. (Hampel et al., 1997 and 2000 U.S. census data). SUI is caused by urethral hypermobility and/or ISD. Urethral hypermobility – abnormal movement of the bladder neck and urethra – can occur when the anatomic supports for the bladder neck and urethra have weakened. This anatomical change can result from pregnancy, childbirth or age-related tissue deterioration. SUI can also be caused by ISD, or the inability of the urinary sphincteric mechanism to function properly. ISD can be due to congenital or age-related sphincter weakness or can result from damage to the sphincteric mechanism following pelvic trauma, surgery, neurologic diseases or radiation therapy.

●	Urge Incontinence — Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate. Urge incontinence often occurs when neurologic problems cause the bladder to contract and empty with little or no warning, and is part of the overactive bladder syndrome.

●	Overflow Incontinence — Overflow incontinence is associated with an over distention of the bladder. This can be the result of an under-active bladder or an obstruction in the bladder or urethra.

Macroplastique is an injectable, urethral bulking agent that is designed to restore the patient’s urinary continence immediately following treatment.  Macroplastique is a soft-textured, permanent implant injected, under endoscopic visualization, around the urethra distal to the bladder neck.  It is a proprietary composition of heat vulcanized, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone elastomer) implants suspended in a biocompatible excretable carrier gel.  We believe our compound is better than other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site.

We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991.  We began marketing Macroplastique in the United States in 2007.

Other Products and Applications

We also provide and market the following additional products and applications:

Macroplastique® for Vesicoureteral Reflux  Outside the U.S., we market our Macroplastique products for treatment of vesicoureteral reflux - the abnormal backflow of urine from the bladder into the ureters or kidneys that is most prevalent in infants and children where the ureters did not fully develop.  In this application, a bolus of the elastomer implant is injected around the orifice or valve where the ureter enters the bladder.
PTQ® Implants  We also market our silicone elastomer implants under the name PTQ® Implants outside of the U.S. as a minimally invasive product to address fecal incontinence (sometimes referred to as bowel incontinence).  Our PTQ Implants offer minimally-invasive, soft-textured permanent implant for treatment of fecal incontinence.  PTQ is implanted circumferentially into the submucosa of the anal canal, creating a “bulking” and supportive effect around the anal sphincter.  PTQ is CE marked and currently sold outside the United States in various international markets.

Urgent PC for Fecal Incontinence  Our Urgent PC System is CE marked and sold outside of the United States for the treatment of fecal incontinence.

VOX® Implants  In addition to urological applications, we market our silicone elastomer bulking material outside the United States to help improve speech and swallowing function in patients with unilateral vocal cord paralysis.  The implants are sold for vocal cord rehabilitation applications under the trade name VOX® Implants.

Distributed Products  In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distributor agreement.  Under the terms of the distributor agreement, we are not obligated to purchase any minimum level of wound care products.

Sales, Distribution and Marketing

Medical Products

The end users of our endoscopes for medical use, our EndoSheath technology and related products primarily consist of urologists, pulmonologists, thoracic surgeons, gastroenterologists, bariatric surgeons, and ENT doctors in medical clinics, physicians’ private offices, ambulatory surgical centers, and hospitals.  Other physicians may also use our medical devices performing procedures in alternate settings.  The end users of our Urgent PC System and Macroplastique products are primarily urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume.

We market and distribute these medical products worldwide.  In the U.S., we sell our products through a direct sales force.  Outside the US, we sell our products through a combination of a direct sales force and a network of distributor organizations.  Further, in the U.S., we have a strategic partner for our ureteroscope product line (Stryker).  Most of our distributors outside the U.S. also market and distribute products of other companies.

In the United States, we have a sales organization that consists of 50 direct field sales representatives, six Regional Sales Directors, six clinical specialists and a marketing organization to market our products directly to our customers.  Of our 50 direct sales representatives, 42 specialize in the urology market and eight specialize in the airway management and other markets.

Outside of the United States, we sell our Urgent PC System and Macroplastique products primarily through a direct sales organization in the United Kingdom, The Netherlands, Switzerland, Ireland, Belgium, Finland, Sweden and Denmark, and in all other markets primarily through distributors.  Each of our distributors has a territory-specific distribution agreement, including requirements indicating they may not sell products that compete directly with ours.  Our endoscopes and EndoSheath technology are sold internationally through regional or national distributors.

We use clinical studies and worldwide scientific community awareness programs to demonstrate the safety and efficacy of our products.  Publications of clinical data in peer-reviewed journals and presentations at professional society meetings by clinical researchers to increase the scientific community’s awareness of our products, including patient indications, treatment technique and expected outcomes.  We provide a range of activities designed to support physicians in their clinical research.

Our sales team will focus their time and efforts on the sale of our EndoSheath technology platform and our Urgent PC System, both in the United States and internationally.  We will emphasize the “always ready, always sterile” attribute of our EndoSheath technology as well as its ability to enable physicians to safely and cost-effectively treat more patients in less time, thereby providing physicians with flexibility to better manage increased patient demand.  We will continue to focus on generating greater patient and physician awareness of our Urgent PC system and on training physicians in the proper use and clinical benefits of our Urgent PC System for overactive bladder.  We do not expect to see significant growth in our Macroplastique business, because we believe it is a small, mature market that is competitively penetrated.

Borescopes for Industrial Use

Our borescopes are sold directly by our subsidiary, Machida, and through a global network of independent sales representatives.

We regularly evaluate the effectiveness of all our sales channels and may change them if we believe a different method would increase our revenues.

Third-Party Reimbursement

In the United States as well as in foreign countries, sales of our medical products depend in significant part on the availability of reimbursement from third-party payers.  In the United States, third-party payers consist of government programs such as Medicare, private health insurance plans, managed care organizations and other similar programs.  For any product, three factors are critical to reimbursement:

1.	coding, which ensures uniform descriptions of procedures, diagnoses and medical products;
2.	coverage, which is the payer’s policy describing the clinical circumstances under which the payer will pay for a given treatment; and
3.	payment processes and amounts.

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

Endoscopes

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

CMS has multiple fee schedules to accommodate payment to the hospital, the ambulatory surgery center, and the physician.  Physician services are reimbursed based on where the service is performed.  If the physician performs the service in his or her office and the office bears the burden of overhead costs, the physician is reimbursed based on non-facility RVUs to accommodate the overhead costs. If the physician performs the service in a hospital or the ambulatory surgery center, the payment to the physician is lower, reflecting the physician work and malpractice expenses, but without the overhead since the facility bears that financial burden.

We believe that the number of procedures performed in non-facility settings will increase.  As these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess conventional endoscopes.  We believe our EndoSheath technology will provide an economically beneficial alternative to the use of conventional endoscopes based upon the provider not having to purchase multiple endoscopes or expensive disinfecting equipment and supplies, and not having to spend valuable time cleaning endoscopes.  We believe that with over 100 million people in the U.S. over the age of 50, the number of endoscopic procedures that physicians will perform will increase.  Our EndoSheath technology, combined with the resource-based system for setting values for physician services, represents a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices.

EndoSheath Technology

Most third-party payers do not reimburse health-care providers separately for the cost of our EndoSheath technology.

Urgent PC System

Sales of our Urgent PC System are significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Effective January 2011, the American Medical Association granted a Category 1 Current Procedural Terminology (“CPT”) code for PTNS treatments.

As of May 1, 2015, all regional Medicare carriers, with approximately 50 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 160 million lives provide coverage for PTNS treatments.

Outside of the U.S., our Urgent PC System treatments are reimbursed under an available reimbursement code in the Netherlands.  In other countries in Europe there are no specific reimbursement codes for Urgent PC System treatments, and generally reimbursement is from fund-holder trusts or global hospital budgets.

Macroplastique

We believe there are appropriate CPT codes available to describe the use of Macroplastique to treat adult female stress urinary incontinence due to intrinsic sphincter deficiency in the United States.  Outside of the United States, government managed health care systems and private insurance control reimbursement for devices and procedures.  Reimbursement systems in international markets vary significantly by country.  In the European Union, reimbursement decision-making is neither regulated nor integrated at the European Union level.  Each country has its own system, often closely protected by its corresponding national government.  Reimbursement for Macroplastique has been successful in multiple international markets where hospitals and physicians have budgets approved by fund-holder trusts or global hospital budgets.

Manufacturing and Suppliers

Endoscopes

We manufacture our flexible endoscopes for medical and industrial use at our Orangeburg, New York facility, using purchased components and subassemblies, as well as certain proprietary components we or our subcontractors produce.  Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers, and we purchase our required components and supplies on a purchase order basis. For certain critical components we have long-term supply arrangements with third parties, such as Applitec LTD, which is based in Israel.

EndoSheath Technology

We currently manufacture our EndoSheath disposable sheaths at our Natick, Massachusetts facility using raw materials, molded parts, and components purchased from independent vendors, some of which are manufactured to our specifications.  We also design and build our own production machines and tools.  Our EndoSheath technology line includes products for all medical markets we currently serve.

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

Urgent PC System

We subcontract the manufacturing of both the stimulator and lead set components of our Urgent PC System. Each component is manufactured by a single source supplier meeting our quality and other requirements.  Although we believe our sources of supply could be replaced if necessary without undue disruption, it is possible that the process of qualifying new suppliers could cause an interruption in our ability to manufacture our products, which could have a negative impact on sales.

Macroplastique

We have a U.S. FDA-registered manufacturing facility in Minnetonka, Minnesota, where we manufacture all of our tissue bulking products.  Our facility uses dedicated heating, cooling, ventilation and high efficiency particulate air filtration systems to provide cleanroom and other controlled working environments.  Our trained technicians perform all critical manufacturing processes in qualified environments according to validated written procedures.  We use qualified vendors to sterilize our products using validated methods.

Competition

Endo Sheath Technology (Flexible Endoscopes and Disposables)

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

Our current and future medical endoscopes face global competition, primarily from companies such as Olympus, Pentax, and Karl Storz.  Some of our competitors and some potential competitors may have greater financial resources, experience, sales and marketing personnel and capabilities, research and development, and manufacturing personnel and capabilities than we do.  In addition, any company that is able to significantly redesign conventional flexible endoscopes to simplify or significantly improve their reprocessing, may result in competition for our products.

In our industrial markets, we believe that our over 35-year history of product effectiveness, ease of use, product reliability and competitive pricing are the principal competitive factors to our success.  Among our competitors are Olympus, Lenox, and Karl Storz Industrial.

Urgent PC System

We believe our Urgent PC System offers a minimally invasive, office-based treatment alternative in the continuum of care for OAB patients.  Conservative therapies such as dietary restrictions, pelvic floor exercises, bladder retraining, biofeedback, and anticholinergic drugs usually precede our Urgent PC System treatments.  Anticholinergic medications that could be seen as competing with PTNS include Detrol® and Toviaz® (both by Pfizer Inc.); Ditropan® (Johnson & Johnson); Enablex® (Novartis AG); Sanctura® (Allergan, Inc.) and Vesicare® (GlaxoSmithKline plc).  These medications treat symptoms of OAB, some by preventing unwanted bladder contractions and others by tightening the bladder or urethra muscles or by relaxing bladder muscles.  We believe our Urgent PC System normally is prescribed after these drugs are used but discontinued because they were ineffective or had unwanted side effects.  In the case of anticholinergic medications, the side effects often include dry eyes, dry mouth, constipation, cognitive changes and blurred vision.

Allergan, Inc. began to commercialize Botulinum toxin A (Botox®) for OAB treatments in calendar 2013, and this treatment is a direct competitor for our Urgent PC System following unsuccessful drug therapy.  In this procedure, Botox is injected into the bladder wall, often with approximately twenty individual injection sites, to numb and mask the symptoms of urgency and frequency.  Nevertheless, although we believe that marketing campaigns by Allergan, Inc. will increase awareness of OAB, we also believe that the side effects of Botox injections for this application, which can include urinary retention and urinary tract infection, will lead many patients to choose our less invasive solution.

The Medtronic InterStim neuromodulation device, which stimulates the sacral nerve, requires surgical implantation of a lead near the patient’s spine in addition to a battery powered stimulator in the buttocks.  In contrast, our Urgent PC System allows minimally invasive stimulation of the sacral nerve plexus in an office-based setting without any surgical intervention.  Other companies may also enter the U.S. market with neuromodulation or other products for the treatment of OAB.

Macroplastique

Injectable urethral bulking agents for stress urinary incontinence competing directly with Macroplastique in the United States include: Durasphere® manufactured by Carbon Medical Technologies, Inc. and distributed by Coloplast Corp; and Coaptite® manufactured by Merz Aesthetics, Inc. and distributed by Boston Scientific Corporation.  We believe Macroplastique competes favorably against these products because it will not degrade, resorb or migrate, has no special preparation or storage requirements, and is safe and effective for treating adult female stress urinary incontinence.

Outside of the United States, Deflux® (manufactured by Q-Med AB, a wholly owned subsidiary of Galderma S.A., and distributed by Salix Pharmaceuticals, Ltd.) and Bulkamid® (manufactured by Contura, Inc., Denmark and distributed by SEP Pharma) compete with Macroplastique for vesicoureteral reflux and SUI, respectively.

Government Regulation

The testing, manufacturing, promotion, marketing and distribution of our medical products in the United States, Canada, Europe and other parts of the world are subject to regulation by numerous governmental authorities, including the FDA, the European Union and other analogous agencies.  Unlike our medical products, the manufacturing of our Machida industrial scopes is not subject to direct government regulation.

United States

Our products are regulated in the United States as medical devices by the FDA under the Food, Drug and Cosmetic Act (“FDC Act”).  Noncompliance with applicable requirements can result in, among other things:

●	fines, injunctions, and civil penalties;

●	recall or seizure of products;

●	operating restrictions, or total or partial suspension of production;

●	denial of requests for 510(k) clearance or pre-market approval of new products;

●	withdrawal of existing approvals; and

●	criminal prosecution.

Depending on the degree of risk posed by the medical device and the extent of controls needed to ensure safety and effectiveness, there are two pathways for FDA marketing clearance of medical devices.  For devices deemed by FDA to pose relatively less risk (Class I or Class II devices), manufacturers, in most instances, must submit a pre-market notification requesting permission for commercial distribution, known as 510(k) clearance.  Devices deemed by FDA to pose the greatest risk (Class III devices), such as life-sustaining, life-supporting or implantable devices, or a device deemed not to be substantially equivalent to a previously cleared 510(k) device, require the submission of a pre-market approval (PMA) application.  The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

Our flexible endoscopes and accessory products have been classified by the FDA as Class II devices and EndoSheath technology products have been classified by the FDA as class II sterile devices.  We have received FDA clearance for all of our endoscopes and accessory products that require clearance with the exception of the bronchoscope 2.8mm EndoSheath disposable, for which we are currently seeking FDA clearance.  We expect that we will be required to file 510(k) Pre-market Notifications for each additional endoscope that we develop in the future.

In October 2005, our initial version of the Urgent PC System received 510(k) clearance for sale within the United States. In July 2006, our second generation Urgent PC System received 510(k) clearance for sale within the United States.

In October 2006, we received FDA pre-market approval for the use of Macroplastique to treat female stress urinary incontinence in the United States.  As part of the FDA-approval process, we are conducting a customary post-market study.

After a device is placed on the market, numerous regulatory requirements apply.  These include:

•	Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	notices of correction or removal, and recall regulations.

The FDC Act requires that medical devices be manufactured in accordance with FDA’s current Quality System Regulations, which require, among other things, that we:

●	regulate our design and manufacturing processes and control them by the use of written procedures;

●	investigate any deficiencies in our manufacturing process or in the products we produce;

●	keep detailed records and maintain a corrective and preventative action plan; and

●	allow the FDA to inspect our manufacturing facilities on a periodic basis to monitor our compliance with Quality System Regulations.

European Union, Canada and Other Regions

The European Union has adopted rules that require that medical products receive the right to affix the CE mark, which stands for Conformité Européene.  The CE mark demonstrates adherence to quality standards and compliance with relevant European medical device directives.  Products that bear the CE mark can be imported to, sold or distributed within the European Union.

We have received CE certification from Underwriters Laboratories UK for conformity with the European Union Medical Devices Directive allowing us CE mark our endoscopes and accessory product lines currently sold in Europe.

Our initial version of the Urgent PC System received CE marking in November 2005.  Our second generation Urgent PC System received CE mark approval and approval from the Canadian Therapeutic Products Directorate of Health in June 2006.

We received the CE mark approval for Macroplastique in 1996 for the treatment of male and female stress urinary incontinence and vesicoureteral reflux; for VOX in 2000 for vocal cord rehabilitation and; for PTQ in 2002 for the treatment of fecal incontinence.  Our manufacturing facilities and processes have been inspected and certified by AMTAC Certification Services, a recognized Notified Body, a testing and certification firm based in the United Kingdom.

Under the Canadian Medical Devices Regulations, all medical devices are classified into four classes, Class I being the lowest risk class and Class IV being the highest risk.  Class I devices include among others, devices that make only non-invasive contact with the patient.  Classes II, III and IV include devices of increasingly higher risk as determined by such factors as degree of invasiveness and the potential consequences to the patient if the device fails or malfunctions. Our current endoscopes and accessory products sold in Canada generally fall into Classes I and II.  All Class II, III and IV medical devices must have a valid Medical Device License issued by the Therapeutic Products Directorate of Health Canada before they may be sold in Canada (Class I non-sterile devices require only an establishment license, which we have obtained and maintain on an annual basis).  We have obtained applicable Medical Device Licenses in Canada for all of our currently marketed endoscopes and accessory products.

Quality Standards

In August 2005, our Natick, Massachusetts facility quality system certification was updated to establish conformance with International Organization for Standardization (“ISO”) 13485: 2003 and continued conformance with Medical Devices Directive (“MDD”) 93/42/EEC and the Canadian Medical Device Regulations (“CMDR”).

In April 2007, our Orangeburg, New York facility successfully completed an expansion audit and we were awarded ISO 13485: 2003 certification for this location.  This certification allowed us to start shipping scopes from our facility in Orangeburg, New York, in addition to shipments from our facility in Natick, Massachusetts.  The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers.  As a result, these facilities are subject to the FDA’s Quality System Regulations, which regulate their design, manufacturing, testing, quality control, and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations.

Our manufacturing facility in Minnetonka, Minnesota and our manufacturing processes at that facility have been inspected and certified in compliance with ISO 13485, applicable European medical device directives and Canadian Medical Device Requirements.

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

In addition to the three-year ISO certification audits, we undergo annual surveillance audits to confirm that we are properly maintaining our quality system.  This quality system has been developed in accordance with the ISO to ensure that companies are aware of the standards of quality to which their products will be held worldwide.

Patents, Trademarks and Licenses

We seek to establish and protect our proprietary technology using a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements.  We file patent applications for patentable technologies we consider important to the development of our business based on an analysis of the cost of obtaining a patent, the likely scope of protection, and the relative benefits of patent protection compared to trade secret protection, among other considerations.

As of May 2015, we hold 25 U.S. patents, and we have 10 U.S. patent applications pending. In addition, we have 84 foreign patents issued and have six foreign patent applications pending.  The issued patents will expire on various dates in the years 2015 through 2027.  These patents relate to electro-nerve stimulation; soft-tissue bulking materials, processes and applications; disposable sheaths for endoscopes; endoscopic designs and features; and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related.

While we believe that our patents adequately protect our technologies, there can be no assurance that any of our issued patents are of sufficient scope or strength to provide meaningful protection and that any of our pending patent applications will result in patents being issued to us.  In addition, there can be no assurance that any of our current or future patents will not be challenged, narrowed, invalidated or circumvented by others, or that our patents will provide us with any competitive advantage.  Any legal proceedings to maintain, defend or enforce our patent rights could be lengthy and costly, with no guarantee of success.  Third parties could also hold patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available to us on reasonable terms, or if at all.

We also seek to protect our trade secrets by requiring employees, consultants, and other parties to sign confidentiality agreements and noncompetition agreements, and by limiting access by outside parties to our confidential information.  There can be no assurance that these measures will prevent the unauthorized disclosure or use of our confidential information or that others will not be able to independently develop such information.

In the U.S. and throughout the European Union, we have registered “Cogentix Medical” as our Company name, “Urgent” for our neuromodulation product, “Macroplastique” for our urological tissue bulking products, “VOX” for our otolaryngology tissue bulking products, and “PTQ” for our colorectal tissue bulking products.  We own the U.S.-registered trademarks Vision Sciences®, EndoSheath®, Slide-On®, EndoWipe® and The Vision System®.

We have certain royalty agreements under which we pay royalties on sales of Macroplastique and the Macroplastique implantation needle-positioning device.

Research and Development

We have research and development projects and activities to develop, enhance and evaluate potential new products for which we incur costs for regulatory submissions, regulatory compliance and clinical research.  Our expenditures for clinical research include studies for new applications or indications for existing products, post-approval regulatory compliance and marketing and reimbursement approval by third-party payers.  Our expenditures for research and development totaled approximately $2.9 million and $2.2 million for fiscal 2015 and 2014, respectively.

With respect to our industrial segment, our ability to custom-design for specific applications is common practice in our business.  On-wing inspections with blending borescopes have become an indispensable tool for aircraft engine manufacturers and service providers.  We work closely with Pratt & Whitney, GE and other engine manufacturers, developing and producing the most efficient borescopes for their specific applications. We are developing a new processor with a video recording capability.  Also, we are currently testing inexpensive C-MOS camera chips for industrial inspection applications.

Product Liability

The medical device industry is subject to substantial litigation.  The nature of our products exposes us to significant product liability risks.  We currently carry a worldwide product liability insurance policy that covers up to $10 million in liability.  We believe that such coverage amount is appropriate, given our business, products, past sales levels and our anticipated sales levels. However, we cannot assure that our existing insurance coverage limits are adequate to protect us from liabilities we might incur.  Product liability insurance is expensive to obtain and maintain, and may not be available to us in the future on terms that are acceptable to us, if at all.  We evaluate the adequacy of our coverage periodically to determine if adjustments should be made.  Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any product recall.  A successful claim in excess of our insurance coverage could materially deplete our assets.  Moreover, any claim against us could generate negative publicity, which could decrease the demand for our products and our ability to generate revenues.

Compliance with Environmental Laws

Our operations are regulated under various federal, state, and local laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites.  We have infrastructures in place to ensure that our operations are in compliance with all applicable environmental regulations.  Our compliance with applicable environmental requirements during fiscal 2015, 2014 and 2013, respectively, has not had a material effect upon our capital expenditures, earnings or competitive position.

Dependence on Major Customers

During fiscal 2015, 2014 and 2013, none of our customers individually accounted for 10% or more of our net sales.

Backlog

We did not have significant backlog at fiscal year-end 2015, 2014 or 2013.

Employees

As of March 31, 2015, we had 214 employees, of which 211 were full-time (including 102 full-time employees of Vision-Sciences) and three were part time.  No employee was subject to a collective bargaining agreement.  We believe we maintain good relations with our employees.

Executive Officers

The table below sets forth, as of June 19, 2015, certain information concerning our executive officers.  No family relationships exist among any of our directors and executive officers.

Name	Age	Title
Robert C. Kill	51	Chairman of the Board, President and Chief Executive Officer
Darin Hammers	50	Senior Vice President, Global Sales and Marketing
Brett A. Reynolds	46	Senior Vice President, Chief Financial Officer and Corporate Secretary

The following is a biographical summary of the experiences of our executive officers:

Robert C. Kill has been a director, Chairman of the Board of Directors, and President and Chief Executive Officer of Cogentix since March 31, 2015.  He served as a director from December 2010 until March 31, 2015, as Chairman of the Board of Directors from May 2014 until March 31, 2015, as interim Chief Executive Officer from April 2013 until July 2013, and as President and Chief Executive Officer from July 2013 until March 31, 2015 of Uroplasty, Inc.  Since 2012, Mr. Kill has been an Operating Partner with Altamont Capital Partners, a private equity firm.  He served as President from 2007 to 2012, as Chairman and CEO from 2009 to 2010 while the company was public, and as CEO and a Board member from 2010 to 2012 after it became a private company, of Virtual Radiologic Corporation, a national radiology organization that uses technology to enhance radiologic practice.  Prior to joining Virtual Radiologic, Mr. Kill was President of Physicians Systems for Misys Healthcare Systems, a provider of clinical and practice management software applications to physician practices, group practices, health systems and managed services organizations.  Before joining Misys Healthcare Systems in 2002, Mr. Kill was Executive Vice President of Entertainment Publications, Inc., where he was employed from 1996 through 2001, and Vice President of Operations for Baxter Healthcare, where he was employed from 1986 through 1996.

Darin Hammers has served as Cogentix’s Senior Vice President of Global Sales and Marketing since March 31, 2015, and had served in the same role for Uroplasty, Inc. from September 2013 until March 31, 2015.  From February 2013 until September 2013, he served as Uroplasty’s Vice President of Global Sales.  Prior to joining Uroplasty, Mr. Hammers was Vice President of Sales – Bard Medical Division at CR Bard from 2009 to 2013.  He held roles of increasing responsibility in sales and sales management with Boston Scientific Corporation from 1996 to 2009.

Brett A. Reynolds has served as Cogentix’s Senior Vice President, Chief Financial Officer and Corporate Secretary since March 31, 2015, and had served in the same roles for Uroplasty, Inc. from August 2013 until March 31, 2015.  He was the Chief Financial Officer of Synovis Life Technologies, a publicly traded medical device manufacturer, from 2005 to 2012.  Following the sale of Synovis Life Technologies to Baxter International in February 2012, Mr. Reynolds served as Site Leader of the former Synovis operations from the date of acquisition through August 2013.  Prior to Synovis, Mr. Reynolds served in executive financial positions at Chiquita Processed Foods, LLC, Imation Corp. and Deloitte & Touche LLP.

Incorporation and Current Subsidiaries

We were incorporated as a Delaware corporation, and are the successor of operations originally begun in 1987.  We have two subsidiaries, Machida Incorporated, a Delaware corporation, and Uroplasty, LLC, a Delaware limited liability company.

Machida Incorporated manufactures and sells our borescope products to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.

Uroplasty LLC manufactures and sells Urgent PC System, Macroplastique, VOX Implants, PTQ Implants, and all of their accessories in the United States.  Uroplasty, LLC has two wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV
Incorporated in The Netherlands, distributes the Urgent PC System, Macroplastique, VOX Implants, PTQ Implants, all of their accessories, and wound care products. Products are sold primarily through our direct sales force in the United Kingdom, the Netherlands, Switzerland and the Nordic countries, and through distributors in all other markets.

Uroplasty LTD
Incorporated in the United Kingdom and acts as the sole distributor of the Urgent PC System, Macroplastique, PTQ Implants, all of their accessories, and wound care products in the United Kingdom and Ireland.  Products are sold primarily through a direct sales organization.

Available Information

Our principal executive offices are located at 5420 Feltl Road, Minnetonka, Minnesota 55343. Our telephone number at this address is (952) 426-6140.  Our website is located at www.cogentixmedical.com.  The information contained on our website or connected to our website is not incorporated by reference into and should not be considered part of this report.

You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website or at the Securities and Exchange Commission’s website at www.sec.gov.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on its Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our business, operating results and financial condition.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” and “continue,” the negative of these words, other words and terms of similar meaning and the use of future dates.  These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

●	Our future revenues, future operating expenses, anticipated cash burn rate and whether and how long our existing cash and cash equivalents will be sufficient to fund our operations, and our continuing losses;

●	the market size and market acceptance of our products;

●	the status of our product development programs; and

●	the effect of new accounting pronouncements and future health care, tax and other legislation.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to us.  Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading “Part I.  Item 1A. Risk Factors” below.  We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Part I.  Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Part I. Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.  We assume no obligation to update our forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Our operations are subject to a number of risks and uncertainties that may affect our financial results, our accounting, and the accuracy of the statements we make in this Form 10-K.  For example, we make statements about our belief in the efficacy of our product, the impact of regulatory and reimbursement approvals on our products and revenues, the attributes of our products versus those of our competitors, the adequacy of our resources, including cash, available to us, and other matters all of which represent our expectations or beliefs about future events.  Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

Risks Related to the Combination of Vision and Uroplasty

We plan to obtain additional financing, which may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility.

We plan to obtain additional financing in fiscal 2016.  We will seek to acquire that through additional equity and/or debt financing arrangements, which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our stockholders will experience dilution.  Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize.  We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

We may be unable to successfully integrate Uroplasty’s and Vision’s operations or realize the anticipated cost savings and other potential benefit of the merger in a timely manner, if at all. As a result, the value of our shares may be adversely affected.

Uroplasty and Vision entered into the merger agreement because each company believed that the merger will be beneficial to our respective stockholders, other stakeholders and businesses.  Achieving the anticipated potential benefit of the merger will depend in part upon whether we are able to integrate predecessor companies’ operations in an efficient and effective manner.  The integration process may not be completed smoothly or successfully.  The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. Uroplasty and Vision operated numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefit and regulatory compliance.  Uroplasty and Vision have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees and/or to achieve the anticipated benefit of the merger. The integration of certain operations requires the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business.  Employee uncertainty and lack of focus during the integration process may also disrupt our business. A failure of our management to integrate successfully the operations of the two companies, or such integration of the operations, if any, within a longer time frame than expected could have a material adverse effect on our business and operating results.  We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefit of the merger.  An inability to realize the full extent of, or any of, the anticipated benefit of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and operating results, which may negatively affect the value of our shares.

Our success will depend in part upon the ability to retain key employees of each predecessor company. Competition for qualified personnel can be very intense.  In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with us.  Accordingly, no assurance can be given that key employees will be retained.

We are in the process of combining the two predecessor companies.  The actual integration may result in additional and unforeseen expenses, and the anticipated benefit of the integration plan may not be realized.

Our future results will suffer if we do not effectively manage our expanded operations.

We anticipate that the size of our business will increase significantly beyond the current size of either our predecessor businesses.  Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.  There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefit currently anticipated from the merger.

We have incurred direct and indirect costs as a result of the merger.

We have incurred substantial expenses in connection with completing the merger, and over a period of time following completion of the merger, we further expect to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Uroplasty and Vision.  While Uroplasty and Vision have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond the combined company’s control that could affect the total amount or the timing of these transaction and coordination expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.  These expenses may exceed the costs historically incurred by Uroplasty and Vision.

Our actual financial positions and results of operations may differ materially from the unaudited pro forma financial data.

The pro forma financial information contained in Note 2 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report and previously provided by us has been presented for illustrative purposes only and may not be an indication of what the our financial position or results of operations will be in the future.  The pro forma financial information has been derived from the audited and unaudited historical financial statements of Uroplasty and Vision-Sciences, and certain adjustments and assumptions have been made regarding the combined company after giving effect to the transaction.  The assets and liabilities of Uroplasty and Vision-Sciences have been measured at their fair value based on various preliminary estimates using assumptions that management believes are reasonable utilizing information currently available.  The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.  These purchase price estimates may be revised as additional information becomes available and as additional analyses are performed.  Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have a material impact on the pro forma financial information and our financial position and future results of operations.

The assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations.  Any potential decline in our financial condition or results of operations may cause significant variations in our share price.

If goodwill or other intangible assets that we recorded in connection with the merger become impaired, we could be required to take significant charges against earnings.

In connection with the accounting for the merger, we have recorded a significant amount of goodwill and other intangible assets.  Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinite-lived intangible assets has been impaired.  Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator.  Any impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders’ equity in future periods.

Risks Related to the Company

We continue to incur losses and may never reach profitability.

We have incurred net losses in each of the last five fiscal years.  As of March 31, 2015, we had an accumulated deficit of approximately $52 million primarily because of costs relating to the development, including seeking regulatory approvals, and commercialization of our products.  We expect our operating expenses relating to sales and marketing activities along with product development and clinical trials will continue to increase during the foreseeable future.  To achieve profitability, we must generate substantially more revenue than we have in generated prior years.  Our ability to achieve significant revenue growth will depend, in large part, on our ability to successfully integrate our predecessor companies following the merger, to achieve widespread market acceptance of our products and successfully expand our business in the U.S.  We may never achieve these objectives or otherwise become profitable.

The size and resources of our competitors may render it difficult for us to successfully compete in the marketplace.

Our products compete against similar medical devices and other treatment methods, including drugs.   Many of our competitors, which include some of the largest medical products and pharmaceutical companies in the world, have significantly greater financial, research and development, manufacturing and marketing resources than we have.  Our competitors could use and have used these resources to develop and/or acquire products that may be safer, more effective, less invasive, less expensive or more readily accepted than our products.  Their products could make our technology and products obsolete or noncompetitive.  Our competitors could also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

Our ability to compete effectively depends upon our ability to distinguish our brand and our products from our competitors and their products and to obtain adequate reimbursement for procedures performed using our products.  Factors affecting our competitive position include:

●	ability to sell products tailored to meet the applications needs of our customers and patients;

●	sales, marketing, and distribution capabilities;

●	product performance and design;

●	quality of customer support;

●	product pricing;

●	product safety;

●	success and timing of new product development and introductions; and

●	intellectual property protection.

Our stock price may fluctuate and be volatile.

The trading price of our common stock may be subject to significant fluctuations due to the following factors, among others:

●	actual or anticipated variations in operating results;

●	conditions or trends in the medical device market;

●	announcements of new or acquired products or technologies by us or our competitors;

●	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors;

●	technological innovations, new products or services;

●	the success of our efforts to acquire or license additional products;

●	additions or departures of key personnel;

●	actual or expected sales of a large number of shares of our common stock;

●	availability of sources of capital;

●	adverse litigation;

●	unfavorable legislative or regulatory decisions;

●	developments in U.S. or international reimbursement systems;

●	variations in interest rates;

●	general market and economic conditions;

●	availability of components on acceptable terms;

●	availability of distributor arrangements on favorable terms; and

●	changes in accounting standards, policies, guidance or interpretations.

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

In the past, companies that have experienced volatility in the market price of their stock have been the targets of securities class action litigation.  We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management attention, which could seriously harm our business.

We may attempt to acquire new products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefit or harm our existing business.

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

If we are not able to acquire or license other products, our business and future growth prospects could suffer.

As part of our growth strategy, we intend to acquire or license additional products and technologies for development and commercialization.  The success of this strategy depends upon our ability to identify, select and acquire the right products and technologies.

Products and technologies that we license or acquire may require additional development prior to sale, including clinical testing and approval by the FDA and other regulatory bodies, and we may encounter difficulties or delays in completing the development or receiving the necessary approvals.  We may find that the product or technology cannot be manufactured economically or commercialized successfully.  We may not be able to acquire or license the right to products on terms that we find acceptable, if at all.

Even if we complete future acquisitions, our business, financial condition and the results of operations could be negatively affected because we may be unable to integrate the acquired business or products successfully and realize anticipated economic, operational and other benefit in a timely manner; and/or the acquisition may disrupt our ongoing business, distract our management team and divert our resources

Product liability claims could adversely affect our business and results of operations.

The manufacture and sale of our products exposes us to significant risk of product liability claims, some of which may have a negative impact on our business.  Any defects or risks that we have not yet identified with our products may give rise to product liability claims.  Our existing worldwide product liability insurance coverage of up to $10 million in liability may be inadequate to protect us from liabilities we may incur. We may also not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim (or series of claims) would be brought against us for uninsured liabilities or in excess of our insurance coverage, and ultimately it is determined that we are liable, our business could suffer.  Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products.  A recall of any of our products likely would be costly, would be uninsured and could also result in increased product liability claims.  Further, while we train our physician customers in the proper use of our products, we cannot be certain that they will implement our instructions accurately.  If our products are used incorrectly by our customers, injury may result and this could give rise to product liability claims against us.

Product quality problems could lead to reduced revenue, gross margins and net income.

We produce highly complex videoscope products that incorporate sophisticated technology, including hardware and software.  Software typically contains bugs that can unexpectedly interfere with operations.  Our quality assurance testing programs may not be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, increase warranty repairs, or reduce gross margins.  In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that it had shipped.  There can be no assurance that such a remediation, depending on the product involved, would not have a material impact.  An inability to cure a product defect could result in the failure of a product line, a product recall, temporary or permanent withdrawal of a product from a market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material adverse impact on our revenue, margins, and net income.

We expect gross margins to vary over time, and our level of product gross margins may not be sustainable.

The current levels of our product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

●	obsolescence of components or products due to sales trends and new product introductions;

●	our inability to reduce supply and production costs;

●	increases in material or labor costs;

●	changes in shipment volume;

●	loss of cost savings due to changes in component pricing, including the impact of foreign exchange rates for components purchased overseas;

●	changes in distribution channels;

●	increased warranty costs; and

●	the uncertainty of the timing and amounts for recognizing our specified margin of Stryker’s gross profit after Stryker sells the products to their end customers.

The use and acceptance  of certain of our products depends heavily upon the availability of third-party reimbursement for the procedures in which our products are used.

In the U.S., healthcare providers that purchase medical devices, including our products, generally rely on third-party payers, including Medicare, Medicaid, private health insurance carriers and managed care organizations, to reimburse all or part of the cost and fees associated with the procedures performed using these devices.  The commercial success of our products will depend on the ability of healthcare providers to obtain adequate reimbursement from third-party payers for the procedures in which our products are used.  Third-party payers are more frequently challenging the coverage and pricing of medical products and procedures.

Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate to justify the use of our products.  In addition, third-party payers may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication, particularly if there is not a published Current Procedural Terminology, or CPT, code for reimbursement.  For example, in 2009, the American Medical Association advised the medical community that the previously recommended Category 1 CPT code for percutaneous tibial nerve stimulation, or PTNS, treatments should be replaced with an unlisted code.  As a result, many third-party insurers delayed or denied reimbursement for PTNS treatments, significantly impacting the sales of our Urgent PC System, until a new code was effective in January 2011.

Reimbursement and healthcare payment systems in international markets vary significantly by country, with some countries offering government-sponsored healthcare or private insurance, or both. In many countries where there is government-sponsored healthcare reimbursement, decisions are made by individual hospitals with the government setting an upper limit of reimbursement.  In most foreign countries, there are also insurance systems that may offer payments for alternative procedures.  We cannot be certain that we, or in countries in which we work with our distributors, those distributors, will successfully and cost-effectively manage all of these payment systems.

All third-party reimbursement programs, whether government-funded or insured commercially, inside the U.S. or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefit, second opinions, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare.  These types of programs can potentially limit the amount that healthcare providers may be willing to pay for medical devices and could have a material adverse effect on our financial position and results of operations.

We cannot predict how quickly or how broadly the market will accept our products.

In addition to the availability of third-party reimbursement, market acceptance of our products will depend on our ability to demonstrate the safety, clinical efficacy, perceived benefit, and cost-effectiveness of our products compared to products or treatment options of our competitors.  We cannot assure you that we will be successful in educating the marketplace about the benefit of our products.

We may not have the resources to successfully market our products, which would adversely affect our business and results of operations.

The marketing of our products requires a significant amount of time and expense in order to identify the physicians who would use our products and to train a sales force that is large enough to interact with the targeted physicians.  The ease and predictability of third-party reimbursement significantly impacts the success of our marketing activities.  We may not have adequate resources to market our products successfully against larger competitors who have more resources than we do. If we cannot market our products successfully, our business and results of operations would be adversely affected.

If we are not able to attract, retain and motivate our sales force and expand our distribution channels, our sales and revenues will suffer.

In the U.S., we have a sales organization consisting primarily of direct sales representatives, and a marketing organization to market our products directly and support our distributor organizations.  We expect to expand our sales and marketing organization, as needed, to support our growth.  We have and will continue to incur significant additional expenses to support this organization.  We cannot be certain that our sales organization will be able to generate sales of our urology and endoscopy products at levels that justify our expense, or even if we can, that we will be able to recruit, train, motivate or retain qualified sales and marketing personnel.

A significant portion of our revenue outside of the United States is through a network of independent distributors.  Our ability to increase product sales in foreign markets will largely depend on our ability to develop and maintain relationships with our distributors and on their ability to successfully market and sell our products.  We may not be able to retain distributors who are willing to commit the necessary resources to market and sell our products to the level of our expectations.  Failure to maintain or expand our distribution channels or to recruit, retain and motivate qualified personnel could have a material adverse effect on our product sales and revenues.

In addition, we have a limited ability to direct or influence the activities of our third-party, independent distributors.  Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

●	sell products that compete with our products in breach of their non-competition agreements with us;

●	fail to adequately promote our products; or

●	fail to provide proper service to our end users.

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

Our distributors may not obtain regulatory approvals in a timely basis, if at all.

We often rely on our distributors in countries outside the U.S. in seeking regulatory approval to market our products in particular countries.  To the extent we do so, we are dependent on persons outside of our direct control to make regulatory submissions and secure approvals, and we do not, and will not, have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters.  If our distributors fail to obtain the required approvals or do not do so in a timely manner, our sales from our international operations and our results of operations may be adversely affected.

If we cannot attract and retain our key personnel and management team, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives.

Our future success depends, in large part, upon our ability to attract and retain and motivate our management team and key managerial, scientific, sales and technical personnel.  Key personnel may depart because of difficulties with change or a desire not to remain with us.  We are highly dependent on our senior management team, and any unanticipated loss or interruption of their services could significantly reduce our ability to meet our strategic objectives because, given the intense competition for senior management and other key personnel, it may not be possible for us to find appropriate replacement personnel should the need arise.  The loss of a member of our senior management or our professional staff would require the remaining senior executive officers to divert immediate and substantial attention to seeking a replacement.  There is no guarantee that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future.  Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.  Further, our inability, if any, to enforce non-compete arrangements related to key personnel who have left the company could have a material adverse effect on our business.

If third parties claim that our products infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios.  Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage.  Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain and costly.  We face the risk of claims that our products have infringed on third parties’ intellectual property rights.  Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful.  Any claims of patent or other intellectual property infringement, even those without merit, could:

●	be expensive and time consuming for us to defend;

●	result in us being required to pay significant damages to third parties;

●	cause us to cease making or selling products that incorporate the challenged intellectual property;

●	require us to redesign, reengineer or rebrand our products, if feasible;

●	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, which agreements may not be available on terms acceptable to us, or at all;

●	divert the attention of our management; or

●	result in our customers or potential customers deferring or limiting their purchases or use of the affected products until resolution of the litigation.

In addition, new patents obtained by our competitors could threaten our products’ continued life in the market even after it has already been introduced.

If we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively.

Our success depends in part on our ability to protect the proprietary rights to the technologies used in our products.  We rely on patent protection, as well as a combination of trademark laws and confidentiality, noncompetition and other contractual arrangements to protect our proprietary technology.  However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.  Our patents and patent applications, if issued, may not be broad enough to prevent competitors from introducing similar products into the market.  Our patents, if challenged or if we attempt to enforce them, may not necessarily be upheld by the courts.  In addition, patent protection in foreign countries may be different from patent protection under U.S. laws and may not be favorable to us.

We also rely on unpatented proprietary technology.  We cannot assure you that we can meaningfully protect all of our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent products or processes or otherwise gain access to our unpatented proprietary technology.  We attempt to protect our trade secrets and other unpatented proprietary technology through the use of confidentiality and noncompetition agreements with our current key employees and with other parties to whom we have divulged trade secrets.  However, these agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event competitors discover or independently develop similar proprietary information.

Efforts on our part to enforce any of our proprietary rights could be time-consuming and expensive, which could adversely affect our business and prospects and divert our management’s attention.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we use our networks to collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, personally identifiable information of our customers and employees, and data relating to patients who use our products.  The secure processing, maintenance and transmission of this information is critical to our operations.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to our customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our operating margins, revenues and competitive position.

The loss or interruption of materials from any of our key suppliers could delay the manufacture of our products, which would limit our ability to generate sales and revenues.

We currently purchase several key materials used in our products from single source suppliers, including the finished products for our Urgent PC System.  If one of these suppliers delayed or curtailed shipments to us, our ability to manufacture and deliver product would be impaired, our sales would decline or be curtailed for that product, and we would be forced to quickly locate an alternative source of supply.  We cannot be sure that acceptable alternative arrangements could be made on a timely basis.  Further, our reliance on such suppliers and the cost and difficulty we would encounter in qualifying an alternative subjects us to increased risk of price increase by single source suppliers.  Additionally, the qualification of materials and processes as a result of a supplier change could be deemed as unacceptable to regulatory authorities and cause delays and increased costs due to additional test requirements.  A significant interruption in the supply of materials, for any reason, could delay the manufacture and sale of our products, which would limit our ability to generate revenues.

Certain components for our fiberscopes and videoscopes are generally only available from one source.  Our inability to obtain any of these parts could delay or prevent us from making and selling products, which would have a material and adverse effect on our future financial condition and results of operations.

Our borescopes are assembled using components and subassemblies purchased from independent vendors.  While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from limited key suppliers with which we do not have long or short term contracts.  Our failure to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the sales in our industrial business.

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

If we are not able to maintain sufficient quality controls, regulatory approvals of our products by the European Union, Canada, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer.

The FDA, European Union, Canada or other related authorities could stop or delay approval of production of products if our manufacturing facilities do not comply with applicable manufacturing requirements.  The FDA’s Quality System Regulations impose extensive testing, control, documentation and other quality assurance requirements. Canada and the European Union also impose requirements on quality systems of manufacturers, who are inspected and certified on a periodic basis and may be subject to additional unannounced inspections.  Further, our suppliers are also subject to these regulatory requirements.  Failure by any of our suppliers or us to comply with these requirements could prevent us from obtaining or retaining approval and marketing of our products.

Currency exchange rate fluctuations could adversely affect our operating results.

Because some of our business includes international business transactions, costs and prices of our products or components in overseas countries are affected by foreign exchange rate changes.  As a result, foreign exchange rate fluctuations may adversely affect our business, operating results and financial condition.

Currently, we do not have any foreign exchange forward contracts and we do not hedge anticipated foreign currency cash flows.

We derive a significant portion of our sales from outside of the U.S. and are subject to the risks of international operations.

We derived approximately 25% of our net sales in the fiscal year ended March 31, 2015 from customers and operations in international markets.  The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to a number of risks, including:

●	the imposition of additional U.S. and foreign governmental controls or regulations;

●	the imposition of costly and lengthy export licensing requirements;

●	local political and economic instability;

●	fluctuations in the value of the U.S. dollar relative to foreign currencies;

●	difficulties in recruiting and maintaining distributors and staff in remote locations, including sales people;

●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

●	the imposition of new trade restrictions;

●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

●	foreign taxation compliance and penalties;

●	pricing pressure that we may experience internationally;

●	laws and business practices favoring local companies;

●	longer payment cycles;

●	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

●	difficulties in enforcing or defending intellectual property rights.

We cannot assure that one or more of these factors will not harm our business.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

We are required to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefit.  In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made.  We also are subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.  We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, and we utilize a number of distributors for whose actions we could be held liable under the FCPA and other anticorruption laws.  We inform our personnel, distributors and agents of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements.  We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on personnel, distributors and agents and improving our recordkeeping and auditing practices regarding these regulations.  However, there is no guarantee that our personnel, distributors or agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anticorruption laws.

If our personnel, distributors or agents are found to have engaged in practices in violation of the FCPA or other anticorruption laws, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.  During the past few years, the SEC has increased our enforcement of violations of the FCPA against companies, including several medical device companies. Although we do not believe we are currently a target, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition and operating results.

Certain foreign companies, including some of our competitors, are not subject to prohibitions as strict as those under the FCPA or, even if subjected to strict prohibitions, such prohibitions may be laxly enforced in practice.  If our competitors engage in corruption, extortion, bribery, pay-offs, theft or other fraudulent practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business, or from government officials, who might give them priority in obtaining new licenses, which would put us at a competitive disadvantage.

We may attempt to acquire new products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefit or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures.  In some circumstances, we may seek to do so through the acquisition of complementary businesses, products or technologies rather than through internal development.  The identification of suitable acquisition candidates and obtaining adequate financing can be difficult, time-consuming and/or costly, and we may not be able to successfully complete identified acquisitions.  Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, and/or time-consuming and may strain our resources.  Consequently, we may not achieve anticipated benefits of the acquisitions, which could harm our existing business.  In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

If we are not able to acquire or license other products, our business and future growth prospects could suffer.

As part of our growth strategy, we intend to acquire or license additional products and technologies for development and commercialization.  The success of this strategy depends upon our ability to identify, select and acquire the right products and technologies.

Products and technologies that we license or acquire may require additional development prior to sale, including clinical testing and approval by the FDA and other regulatory bodies, and we may encounter difficulties or delays in completing the development or receiving the necessary approvals.  We may find that the product or technology cannot be manufactured economically or commercialized successfully.  We may not be able to acquire or license the right to products on terms that we find acceptable, if at all.

Even if we complete future acquisitions, our business, financial condition and the results of operations could be negatively affected because we may be unable to integrate the acquired business or products successfully and realize anticipated economic, operational and other benefit in a timely manner and/or the acquisition may disrupt our ongoing business, distract our management team and divert our resources.

Our corporate documents contain provisions that could discourage, delay or prevent a change in control of the company.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition, even if our stockholders consider the terms favorable.  Our certificate of incorporation and bylaws provide for a staggered board of directors, requiring our directors to serve for three-year terms, with approximately one third of the directors standing for reelection each year.  A staggered board could make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

Our officers and directors have the ability to exercise significant control over the company.

As of June 15, 2015, our officers and directors owned an aggregate of approximately 14.1% of outstanding shares of our common stock. Under a convertible note dated September 19, 2012, as amended (the “2012 Note”), Mr. Lewis C. Pell, a member of our Board of Directors, at his option at any time prior to maturity, but not until after three years following the effective date of the merger or, if earlier, three days prior to the record date for the declaration of any dividend or distribution on our common stock in cash or other property other than common stock , has the right to convert the unpaid principal balance, which was $20.0 million as of June 15, 2015, into 3,333,333 shares of our common stock. Under a convertible note dated September 25, 2013, as amended (the “2013 Note”), Mr. Pell, at his option at any time prior to maturity, but not until after three years following the effective date of the merger or, if earlier, three days prior to the record date for the declaration of any dividend or distribution on our common stock in cash or other property other than common stock, has the right to convert the unpaid principal balance, which was $3.5 million as of June 15, 2015, into additional 786,516 shares of our common stock.  Under a convertible promissory note dated June 16, 2014 (the “2014 Note”), Mr. Pell, at his option has the right to convert the unpaid principal balance, which was $4.99 million as of June 15, 2015, into additional 899,099 shares of our common stock.  Mr. Pell also has three warrants to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The conversion of the 2012 Note, the 2013 Note and the 2014 Note and exercise of the warrants would increase the aggregate ownership of our officers and directors (assuming that our other directors and officers exercise their options) to approximately 34.2% of outstanding shares of our common stock as of June 15, 2015.  As such, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control of the company or forcing management to change our operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease an 18,258 square-foot office, warehouse and manufacturing facility in Minnetonka, Minnesota for our corporate headquarters pursuant to a lease agreement with Liberty Property Limited Partnership expiring in June 2019.  At the Minnetonka facility, we also manufacture Macroplastique and warehouse and ship Urgent PC and Macroplastique.

We lease a 20,500 square-foot office, warehouse and manufacturing facility in Orangeburg, New York pursuant to a lease agreement with GHP Office Realty, LLC that expires in August 2017.  At the Orangeburg facility, we manufacture our advanced line of endoscopy-based medical products, including our flexible fiber and video endoscopes, for a variety of specialties and markets and industrial borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.

We lease a 9,835 square foot office, warehouse and manufacturing facility in Natick, Massachusetts, where we manufacture EndoSheath, pursuant to a lease agreement with Yellow Brick, LLC, assignee of Nivek Investments I, LLC, which expires in August 2015.

On April 2, 2015, we leased approximately 24,400 square feet in Westborough, Massachusetts pursuant to a lease agreement with Glenborough Flanders Park, LLC expiring in December 2025.  Upon the expiration of Natick lease, we intend to relocate our current EndoSheath manufacturing to this facility.

We own 9,774 square feet of office and warehouse space in Geleen, The Netherlands.  At this facility, we maintain our European headquarters and warehouse and ship Urgent PC and Macroplastique.

We believe that these facilities are suitable and adequate for our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material active legal actions, however, from time to time may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

Litigation Related to the Merger

On January 7, 2015, a putative class action complaint was filed in the District Court, Fourth Judicial District, County of Hennepin, State of Minnesota, by a purported shareholder of Uroplasty under the caption Joseph J. Frustaci vs. Uroplasty, Inc., et al., C.A. No. 27-cv-15-305. The complaint named as defendants Uroplasty, Vision, Merger Sub and the members of the Uroplasty board of directors. The complaint asserted various causes of action, including, among other things, that the members of the Uroplasty board of directors breached their fiduciary duties owed to the Uroplasty shareholders in connection with entering into the merger agreement and approving the merger. The complaint further alleged Uroplasty, Vision-Sciences and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Uroplasty board of directors. The plaintiff sought, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.   Defendants moved to dismiss the matter and opposed a motion filed by the Plaintiff seeking a preliminary injunction.  On March 27, 2015, the District Court denied Plaintiff’s motion for an injunction and granted Defendants motion to dismiss the case.

On March 3, 2015, a putative class action complaint was filed in the Court of Chancery of the State of Delaware, by a purported shareholder of Vision Sciences under the caption Alec Jaret v. Vision-Sciences, Inc., et al., Case No 10745.  The complaint named as defendants, Vision, Uroplasty, Merger Sub and the members of the Vision board of directors.  The complaint asserted various causes of action, including, among other things, that the members of the Vision board of directors breached their fiduciary duties owed to the Vision shareholders in connection with entering into the merger agreement and approving the merger. The complaint further alleged Uroplasty, Vision and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Vision board of directors. The plaintiff sought, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.   On June 11, 2015, counsel for the named plaintiff indicated that the plaintiff intended to voluntarily dismiss the case.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information.

Our common stock is listed on the NASDAQ Capital Market under the symbol “CGNT.”  Prior to the completion of the Merger on March 31, 2015, our stock traded under the symbol “VSCI.”

The following table sets forth the high and low sales prices for our common stock for each of our full quarterly periods within the two most recent fiscal years ended March 31, 2015 and 2014 as reported on the NASDAQ Capital Markets.  These prices have been adjusted to reflect the one to five reverse stock split that occurred on March 31, 2015.

Fiscal year ended March 31, 2015	Low	High
First Quarter	$4.80	$6.45
Second Quarter	$4.25	$6.20
Third Quarter	$3.36	$6.10
Fourth Quarter	$1.75	$3.62

Fiscal year ended March 31, 2014	Low	High
First Quarter	$4.45	$5.75
Second Quarter	$4.15	$5.50
Third Quarter	$3.90	$7.50
Fourth Quarter	$4.92	$8.75

As of June 15, 2015, we had approximately 332 holders of record of our common stock.  Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.  We have never declared or paid cash dividends on our common stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides particular information regarding our equity compensation plans as of March 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	1,960,437	$5.57	1,240,797

Equity Compensation Plans Not Approved by Security Holders (2)	290,646	$3.62	-

Total	2,251,083	$5.32	1,240,797

(1)	Consists of options outstanding under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan, as amended, the Vision-Sciences, Inc. 2000 Plan, the Vision-Sciences, Inc. 2003 Director Option Plan and the Vision-Sciences, Inc. 2007 Stock Incentive Plan.

(2)	Represents non-qualified options to purchase shares of our common stock (all of which are vested), granted outside of any plan to two former executive officers in fiscal 2005 and 2006. Such option awards expire between November 2015 and May 2016.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Statement of Operations Data (in thousands except per share data)

For the fiscal year ended March 31,

	2015	2014	2013	2012	2011
Net sales	$26,526	$24,577	$22,418	$20,562	$13,787
Gross profit	23,401	21,527	19,403	17,525	11,401
Operating loss	(7,648)	(5,299)	(3,301)	(4,266)	(4,698)
Net loss	(7,709)	(5,353)	(3,305)	(4,250)	(4,648)
Basic and diluted loss per share	$(0.49)	$(0.35)	$(0.22)	$(0.28)	$(0.34)
Basic and diluted weighted average shares outstanding	15,753	15,345	15,097	15,034	13,714
Other data
Share-based expense and depreciation and amortization	$1,857	$1,790	$1,965	$1,803	$1,553

There were no cash dividends declared for all periods presented.

Summary Balance Sheet Data (in thousands)

At March 31,

	2015	2014	2013	2012	2011
Working capital	$11,860	$12,623	$12,621	$13,081	$14,650
Total assets	56,753	17,301	20,041	22,291	25,727
Long-term obligation – convertible debt	22,529	-	-	-	-
Shareholders’ equity	22,748	13,214	16,686	19,235	22,629

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion of our financial condition and results of operations in conjunction with, and we qualify our discussion in its entirety by, the consolidated financial statements and notes thereto included elsewhere within this report, the material contained under Part 1, Item 1. “Description of Business” and Part I, Item 1A. “Risk Factors” of this report, and the cautionary disclosure about forward-looking statements at the front of Part I of this report.

Overview

Cogentix Medical is a global medical device company.  We design, develop, manufacture and market innovative proprietary technologies serving the urology and airway management markets.  The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation (PTNS) for the office-based treatment of overactive bladder (OAB).  The FDA-cleared EndoSheath® Systems combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy.  We also offer Macroplastique® a urethral bulking agent for the treatment of stress urinary incontinence.  Outside the U.S., the company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and the VOX® for vocal cord augmentation.

On December 21, 2014, Vision-Sciences entered into a merger agreement with Uroplasty, a publicly traded corporation.  The merger agreement provided for the merger of Uroplasty with and into a newly created, wholly-owned merger subsidiary of Vision-Sciences.  Following the approval of the merger by Vision-Sciences’ and Uroplasty’s stockholders on March 30, 2015 and pursuant to the terms of the merger agreement, on March 31, 2015, Uroplasty merged with and into the  Merger Sub, with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of Vision-Sciences under the name “Uroplasty, LLC.”  Vision-Sciences changed its name to “Cogentix Medical, Inc.”

The merger was accounted for as a reverse acquisition due to a number of factors including the relative voting interests in the combined company of the former Vision-Sciences and Uroplasty stockholders following the merger.  As a result, Uroplasty and its consolidated subsidiaries represent the accounting acquirer in the merger, and Vision and its consolidated subsidiary represent the legal acquirer in the merger.  Accordingly, while Vision was the legal acquirer in the merger, Uroplasty is treated as the acquiring company in the merger for accounting purposes.

As a result of the merger, our financial statements prior to March 31, 2015 are the historical financial statements of Uroplasty, and our financial statements on and after March 31, 2015 reflect the results of the operations of Uroplasty and Vision-Sciences on a combined basis.  We refer you to Note 2 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for additional description of this merger, the accounting treatment of the merger, and the pro forma financial information for Cogentix on a combined basis.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which require us to make estimates and assumptions in certain circumstances that affect amounts reported.  In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality.  We believe that of our significant accounting policies, the following can be characterized as “critical accounting policies” and are particularly important to the portrayal of our results of operations and financial position.  These critical policies may require the application of a higher level of judgment by us, and as a result are subject to an inherent degree of uncertainty.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition) . ASC 605 requires that five basic criteria must be met before revenue can be recognized:

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

We include shipping and handling charges billed to customers in net sales, and include related costs incurred by us in cost of goods sold.  Typically our agreements contain no customer acceptance provisions or clauses.  We sell our products to end users and to distributors.  Payment terms range from prepayment to 120 days.  The distributor payment terms are not contingent on the distributor selling the product to end users.  Customers do not have the right to return products except for warranty claims.  We offer customary product warranties.

Accounts Receivable

We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due.  If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer.  Accounts outstanding longer than the contractual payment terms, are considered past due.  We carry our accounts receivable at the original invoice amount less an estimated allowance for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience.  We write off our accounts receivable when we deem them uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations.

Inventories

We state inventories at the lower of cost or market using the first-in, first-out method.  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Historically, the inventory write-offs have generally been within our expectations.

Impairment of Long-Lived Assets

Our long-lived assets consist of property, plant and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable.  We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  We use judgment to forecast future cash flows including forecasting revenues and margins, and working capital needs.  If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Share-Based Compensation

We account for share-based compensation costs under ASC 718, “Compensation – Stock Compensation.”  ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options and restricted shares, in our financial statements.  We measure that cost based on the fair value of the equity or liability instruments issued.

Long-Term Incentive Plan and Awards

Awards under the Long-term Incentive Plan (“LTIP”) are accounted for as liability awards as the awards are based on the performance of our common stock and are expected to be settled in cash.  The fair value of the awards is calculated on a quarterly basis using a Monte Carlo valuation model and is recognized over the derived service period.  Vesting of the awards is based on the probability of meeting the stock price criteria, the probability of  which is considered in determining the estimated fair value.

Defined Benefit Pension Plans

We have a liability attributed to defined benefit pension plans we offered to certain former and current employees of our subsidiaries in the UK and the Netherlands.  The liability is dependent upon numerous factors, assumptions and estimates, and the continued benefit costs we incur may be significantly affected by changes in key actuarial assumptions such as the discount rate, mortality, compensation rates, or retirement dates used to determine the projected benefit obligation.  Additionally, changes made to the provisions of the plans may impact current and future benefit costs.  Changes in benefit obligations associated with these factors are recognized in future years over the expected average future service of the active employees or the average remaining life expectancies of inactive employees.

Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  As of March 31, 2015, we have generated approximately $55 million for UPI and $78 million for VSCI in U.S. net operating loss (“NOL”) carry forwards that we cannot use to offset taxable income in foreign jurisdictions.  We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset.  We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

In addition, future utilization of NOL carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  For UPI, we believe that the issuance of our common stock in the December 2006 follow-on public offering resulted in an "ownership change" under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 is limited to approximately $750,000 per year.  Additionally, we believe there was an ownership change in December 2012.  Accordingly, our ability to use NOL tax attributes generated after December 2006 and before December 2012 is limited to approximately $2,000,000 per year.  Further, as a result of the merger, we believe there was an ownership change in March 2015.  Our ability to use NOL tax attributes generated after December 2012 and before March 31, 2015 is limited to approximately $1,200,000 per year.

At March 31, 2015, VSCI had NOL carry forwards of approximately $78 million for U.S. income tax purposes, which expire at various dates through 2035.  The merger transaction caused an ownership change as of March 31, 2015.  We have not performed a detailed analysis to determine whether an ownership change prior to March 31, 2015 had occurred.  Such a change of ownership could limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

We refer you to Note 8 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for further discussion.

Results of Operations

The reported operations for fiscal 2015 and prior years include only the results of UPI. Results of VSCI will be included beginning on April 1, 2015, the day after the merger closed.  As such, starting in the first quarter of fiscal 2016, our reported numbers will be materially different than the reported numbers of the same period of the prior years.

Net Sales.  In fiscal 2015, consolidated net sales of $26.5 million represented a $1.9 million, or an 8% increase, over net sales of $24.6 million in fiscal 2014.  In fiscal 2013, consolidated net sales of $22.4 million represented a $1.9 million, or a 9% increase, over net sales of $20.6 million in fiscal 2012.  The increase in consolidated net sales is attributed to the sales growth of our Urgent PC System.

Net sales to customers in the U.S. of $20.0 million in fiscal 2015, represented an increase of $1.9 million, or 11%, over net sales of $18.0 million in fiscal 2014.  Net sales to customers in the U.S. of $18.0 million in fiscal 2014, represented an increase of $1.6 million, or 10%, over net sales of $16.4 million in fiscal 2013.

Net sales in the U.S. of our Urgent PC System increased 17% to $14.4 million in fiscal 2015, from $12.3 million last year.  Net sales in the U.S. of our Urgent PC System of $12.3 million in fiscal 2014 increased 17% from $10.5 million in fiscal 2013. Net sales increased as a result of improved sales execution of our Urgent PC System within the U.S. resulting in an increase in the number of active customers, primarily due to new account conversions and improved customer retention rates.

Net sales in the U.S. of our Macroplastique product decreased 3%, or $165,000, to $5.4 million in fiscal 2015, compared to fiscal 2014.  Net sales in the U.S. of our Macroplastique product decreased 2%, or $121,000 to $5.6 million in fiscal 2014, compared to fiscal 2013.  Macroplastique serves a small market and the focus of our sales force has been on Urgent PC.

Net sales to customers outside the U.S. in fiscal 2015 increased $21,000 to $6.6 million, compared to $6.5 million in fiscal 2014.  Net sales to customers outside the U.S. in fiscal 2014 increased 9% to $6.5 million compared to $6.0 million in fiscal 2013.

Urgent PC System sales to customers outside of the U.S. of $3.1 million in fiscal 2015 increased 14% from $2.7 million in fiscal 2014.  The increase in sales is attributed to the increase in adoption of the product by our customers, primarily in markets where we sell to hospitals directly.  Urgent PC System sales to customers outside of the U.S. of $2.7 million in fiscal 2014 increased 29% from $2.1 million in fiscal 2013.

Macroplastique sales to customers outside of the U.S. decreased 9% to $2.5 million in fiscal 2015 over fiscal 2014 and Macroplastique sales to customers outside of the U.S. decreased 2% to $2.8 million in fiscal 2014 over fiscal 2013.  The sales decrease is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.

Gross Profit:  Gross profit was $23.4 million (88.2% of net sales) in fiscal 2015, $21.5 million (87.6% of net sales) in fiscal 2014, and $19.4 million (86.6% of net sales) in fiscal 2013.

The 0.6% increase in the gross profit percentage in fiscal 2015 is attributed primarily to a 0.4% impact of a favorable product mix, and a 0.2% impact from an increase in capacity absorption.  The 1.0% increase in the gross profit percentage in fiscal 2014 is attributed primarily to a 0.2% impact of a favorable product mix, a 0.2% impact from an increase in capacity absorption, and a 0.3% impact from reduced royalty payments.  Starting with fiscal 2014, we no longer pay royalties on sales of our bulking agent products in markets outside of the U.S.

General and Administrative Expenses (G&A):  G&A expenses of $8.0 million during fiscal 2015 increased $1.4 million from $6.5 million during fiscal 2014.  The increase in expenses is due to primarily due to one-time merger related costs of $2.4 million, partially offset by a decrease in legal and accounting costs of $1.1 million which were incurred in the prior year for certain internal control issues.

G&A expenses of $6.5 million during fiscal 2014 increased $2.3 million from $4.2 million during fiscal 2013.  Changes in executive management attributed to $1.0 million of this increase, of which $696,000 is non-cash, share based compensation expense.  Further, we incurred $1.1 million in legal and accounting fees pertaining to the review of certain internal control issues in the first and second quarter of fiscal 2014.

Research and Development Expenses (“R&D”): R&D expenses of $2.9 million during fiscal 2015, increased $700,000 from $2.2 million in fiscal 2014.  The increase is attributed primarily to $266,000 of costs attributed to clinical studies, $250,000 related to personnel costs and $147,000 in costs for consulting and sponsorships.

R&D expenses of $2.2 million during fiscal 2014, decreased $0.2 million from $2.4 million in fiscal 2013.  The decrease is attributed primarily to a $389,000 expense in the prior fiscal year for product testing and validation of the planned replacement of components for one of our products, offset by an $189,000 increase in costs attributed to clinical studies.

Selling and Marketing Expenses (“S&M”):  S&M expenses of $20.2 million in fiscal 2015 increased $2.1 million from $18.1 million in fiscal 2014.  The increase is attributed primarily to a $1.9 million increase in personnel and travel costs due to the expansion and reorganization of our selling and marketing team, and a $333,000 increase in marketing costs related to product promotion and education, advertising, trade shows and conventions.

S&M expenses of $18.1 million in fiscal 2014 increased $2.9 million from $15.2 million in fiscal 2013.  The increase is attributed primarily to a $2.2 million increase in personnel and travel costs due to the expansion and reorganization of our selling and marketing team, $234,000 increase related to the Medical Device Tax, and $189,000 in increased marketing costs related to product promotion and education, advertising, trade shows and conventions.

Amortization of Intangibles: Amortization of intangibles was $31,000 in fiscal 2015, $30,000 in fiscal 2014, and $863,000 in fiscal 2013. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which became fully amortized in fiscal 2013.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $4,000, $17,000 and $47,000 for fiscal 2015, 2014, and 2013, respectively.  Other income decreased primarily as the result of a decrease in interest income on lower cash and investment balances and interest rates.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries.  In fiscal 2015, fiscal 2014, and fiscal 2013 we recorded foreign currency exchange (losses) gains of $(4,000), $(5,000), and $2,000, respectively.

Income Tax Expense:  In fiscal 2015, fiscal 2014, and fiscal 2013, we recorded income tax expense of $66,000, $72,000 and $51,000, respectively.  Income tax expense is attributed to our foreign subsidiaries and to the payment of minimum state taxes in the U.S.  We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.  Our actual income tax expense differs from the statutory federal income tax benefit largely due to the recording of valuation allowances in all three periods presented.

Non-GAAP Financial Measures:  The following table reconciles our operating loss calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) to non-GAAP financial measures that exclude non-cash charges for share-based compensation, and depreciation and amortization from gross profit, operating expenses and operating loss.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

We use these non-GAAP financial measures, and in particular non-GAAP operating loss, for internal managerial purposes and incentive compensation for senior management because we believe such measures are one important indicator of the strength and the operating performance of our business.  Analysts and investors frequently ask us for this information.  We believe that they use these measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.

		Expense Adjustments
	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Disposal of Assets	Amortization of Intangibles	Non-GAAP
Year Ended March 31, 2015
Gross Profit	$23,401,000	$47,000	$-	$17,000	$-	$-	$23,465,000
% of Net sales	88.2%						88.5%
Operating Expenses:
General & administrative	7,956,000	(977,000)	(153,000)	(153,000)	(1,000)	-	6,672,000
Research and development	2,851,000	(52,000)	-	(2,000)	-	-	2,797,000
Selling and marketing	20,210,000	(313,000)	-	(76,000)	(38,000)	-	19,783,000
Amortization	31,000	-	-	-		(31,000)	-
	31,048,000	(1,342,000)	(153,000)	(231,000)	(39,000)	(31,000)	29,252,000
Operating Loss	$(7,647,000)	$1,389,000	$153,000	$248,000	$39,000	$31,000	$(5,787,000)
Transaction costs							2,400,000
Operating Loss excluding transaction costs							(3,387,000)

Year Ended March 31, 2014
Gross Profit	$21,527,000	$27,000	$-	$33,000	$-	$-	$21,587,000
% of Net sales	87.6%						87.8%
Operating Expenses
General & administrative	6,522,000	(1,117,000)	-	(200,000)	-	-	5,205,000
Research and development	2,151,000	(51,000)	-	(4,000)	-	-	2,096,000
Selling and marketing	18,123,000	(241,000)	-	(86,000)	-	-	17,796,000
Amortization	30,000	-	-	-	-	(30,000)	-
	26,826,000	(1,409,000)	-	(290,000)	-	(30,000)	25,097,000
Operating Loss	$(5,299,000)	$1,436,000	$-	$323,000	$-	$30,000	$(3,510,000)

Year Ended March 31, 2013
Gross Profit	$19,403,000	$31,000	$-	$34,000	$-	$-	$19,468,000
% of Net sales	86.6%						86.8%
Operating Expenses
General & administrative	4,188,000	(473,000)	-	(196,000)	-	-	3,519,000
Research and development	2,415,000	(54,000)	-	(3,000)	-	-	2,358,000
Selling and marketing	15,238,000	(254,000)	-	(57,000)	-	-	14,927,000
Amortization	863,000	-	-	-	-	(863,000)	-
	22,704,000	(781,000)	-	(256,000)	-	(863,000)	20,804,000
Operating Loss	$(3,301,000)	$812,000	$-	$290,000	$-	$863,000	$(1,336,000)

Liquidity and Capital Resources

Cash Flows

At March 31, 2015, our cash and cash equivalents and short-term investments balances totaled $9.3 million.  At March 31, 2015, we had working capital of approximately $11.9 million.

Cash used in operating activities was $4.4 million in fiscal 2015, $2.9 million in fiscal 2014 and $1.2 million in fiscal 2013.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and equity compensation, of $1.3 million, $3.6 million, and $1.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.  We have continued to show an operating loss because we have continued to invest, primarily in selling and marketing, to grow our U.S. business. The fiscal 2015 net loss includes nonrecurring cash expenses of $2.4 million attributed to costs primarily for legal and accounting fees associated with our merger.

In fiscal 2015, we generated $3.4 million of net cash from the sale of marketable securities and $2 million in cash from the merger with Vision-Sciences, compared with $7.9 million and $195,000 of net cash generated from the sale of marketable securities in fiscal 2014 and 2013, respectively.

In fiscal 2015, we used $421,000 to purchase property, plant and equipment compared with approximately $248,000 in fiscal 2014, and approximately $190,000 in fiscal 2013.  The increase in fiscal 2015 compared to fiscal 2014 is related to the purchase of new computer equipment for our sales force and for the merger of our IT systems with VSCI.  The increase in fiscal 2014 compared to fiscal 2013 is related to the purchase of new computer equipment for our sales force.

In fiscal 2015, we generated proceeds from financing activities of $68,000 from the exercise of stock options, $360,000 in fiscal 2014, and $150,000 in fiscal 2013.

Sources of Liquidity

We plan to obtain additional debt and/or equity financing during fiscal 2016.  While we believe that the $9.3 million of cash and short-term investments we maintained at March 31, 2015 is adequate to meet our needs for the next twelve months, we further believe that it is prudent to seek this additional debt and/or equity financing.    We have historically not generated cash from operations because we have yet to achieve profitability, and to achieve profitability, we must generate substantially more revenue than we have generated this year or in prior years.

Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance of our products and successfully expand our business in the U.S.  We cannot guarantee that we will successfully achieve such revenue growth.  If we fail to meet our projections of profitability and cash flow, or determine to use cash for matters we are not currently projecting, we may need to seek additional financing to meet our cash needs.  We cannot assure you that such financing, if needed, will be available to us on acceptable terms, if at all.

Convertible Debt Arrangements – Related Party

The following table is a summary of our convertible debt – related party at March 31, 2015 (in thousands):

	Gross Principal Amount	Unamortized Debt Discount	Net Amount
Convertible Debt—Related Party
Note Payable A	$20,000,000	$(4,210,000)	$15,790,000
Note Payable B	3,500,000	(650,000)	2,850,000
Note Payable C	4,990,000	(1,101,000)	3,889,000
	$28,490,000	$(5,961,000)	$22,529,000

The Convertible Debt-Related Party is held by Mr. Lewis C. Pell, a member of Cogentix’s board of directors, and consists of three convertible promissory notes:

●	Note Payable A accrues annual interest at the rate of 0.84%. The outstanding principal amount of Note Payable A is convertible into shares of our common stock at a conversion price of $6.00 per share.

●	Note Payable B accrues annual interest at the rate of 1.66%. The outstanding principal amount of Note Payable B is convertible into shares of our common stock at a converted price of $4.45.

●	Note Payable C accrues annual interest at the rate of 1.91%. The outstanding principal amount of Note Payable C is convertible into shares of our common stock at a converted price of $5.55.

At March 31, 2015, we had an aggregate amount of $524,000 in accrued interest under the convertible notes payable, which is included in accrued expenses on our consolidated balance sheet.

The convertible promissory notes mature on March 31, 2020 or earlier upon a change of control (as defined).  The convertible promissory notes generally cannot be converted prior to March 31, 2018. The convertible promissory notes may be converted earlier prior to a change in control or in connection with our prepayment of the convertible promissory notes.  The convertible promissory notes may be prepaid, at our option and upon 15 days’ notice to Mr. Pell, without other premium or penalty, with a combination of cash and common stock.  Interest on the convertible promissory notes is payable on the maturity date or upon repayment or conversion of all or any portion of the principal under the note.

The convertible promissory notes were amended concurrently with the execution of the merger agreement to extend the maturity from the fifth anniversary their issuance dates to the fifth anniversary of the effective date of the merger and change the conversion date from anytime to generally not earlier than three years after the effective date of the merger.

Under purchase accounting for the merger, the convertible promissory notes were recorded at fair value, resulting in a discount from their face value of $5,960,000. The discount is being amortized over the remaining term based on the effective interest rate method with an imputed interest rate of 4.72%. The amendments to the convertible notes payable were considered to be part of an arrangement entered into between Mr. Pell and Vision-Sciences during the merger negotiations that were separate from the business combination.  Accordingly, the fair value of the notes was based on the terms that existed prior to the amendment. The fair value of the notes was determined using a lattice model with key assumptions of a risk free rate of 1.37%, market interest rate of 10.3%, and annualized volatility of 65%, less any increase in the fair value of the conversion feature resulting from the amendments.  The increase in the fair value of the conversion feature was based on a comparative analysis of the conversion feature's value under both the original terms and modified terms using the same key assumptions.

Warrants to purchase shares of our common stock originally issued in connection with the issuance of the convertible promissory notes are described in Note 5 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.  We estimated the fair value of all of the warrants using a Black-Scholes valuation model that used the weighted average assumptions for the risk-free interest rate, expected life (in years), and expected volatility.  We recorded the transaction as a deferred debt cost and amortized to expense over the term of the loan.

Commitments and Contingencies

Future payments under our contractual obligations as of March 31, 2015, consisting of royalties, purchase commitments, and operating leases, are summarized below:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Minimum royalty payments (a)	$81,000	$81,000	$-	$-	$-
Minimum purchase agreement (b)	469,000	382,000	67,000	20,000	-
Operating lease commitments (c)	3,256,000	773,000	1,264,000	493,000	726,000

Total contractual obligations	$3,806,000	$1,236,000	$1,331,000	$513,000	$726,000

(a)	Under a royalty agreement, we pay royalties of five percent of net sales of Macroplastique in countries where a patent is filed, subject to a monthly minimum of $4,500. The royalties payable under this agreement will continue until certain patents referenced in the agreement expire in 2015. Under a license agreement for the Macroplastique, we pay a royalty of 10 Great Britain Pounds for each unit sold during the life of the patent. We recognized an aggregate of $274,000, $285,000 and $353,000 of royalty expense, under these agreements in fiscal 2015, 2014 and 2013, respectively.

(b)	In our normal course of business we have commitments, generally for periods of less than twelve months, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.

(c)	Operating lease commitments include a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease, which had an original expiration date in April 2014, was amended in January 2014. The amended lease began on May 1, 2014, has a term of 62 months and requires average annual minimum rent payments of approximately $154,000. We lease a 20,500 square-foot office, warehouse and manufacturing facility in Orangeburg, New York pursuant to a lease agreement with GHP Office Realty, LLC that expires in August 2017. The lease requires average annual minimum rent payments of approximately $349,000. We also lease a 9,835 square foot office, warehouse and manufacturing facility in Natick, Massachusetts pursuant to a lease agreement with Yellow Brick, LLC, assignee of Nivek Investments I, LLC, which expires in August 2015. The amount of rent payments remaining on the lease is approximately $53,000. On April 2, 2015, we leased approximately 24,400 square feet in Westborough, Massachusetts pursuant to a lease agreement with Glenborough Flanders Park, LLC expiring in December 2025. The lease requires average annual minimum rent payments of approximately $134,000.

We have a defined benefit pension plan covering seven current and nineteen former employees in The Netherlands.  We pay premiums to an insurance company to fund annuities for the current employees.  We are responsible for funding additional annuities based on continued service and future salary increases.  We closed this defined benefit plan for new employees in April 2005.  As of that date, The Netherlands subsidiary established a defined contribution plan that now covers new employees.  We also have a defined benefit pension plan for six former employees of our U.K. subsidiary.  We closed this plan to further accrual for all employees effective December 31, 2004, and, effective March 2005, established a defined contribution plan that now covers new employees.

The following table presents the sensitivity of our funded status as of March 31, 2015, and expected fiscal 2016 pension expense to the following changes in key assumptions:

	Increase/(Decrease) Funded Status at March 31, 2015	Increase/(Decrease) Fiscal 2016 Pension Expense
Assumption:
Increase in discount rate by 1 percentage point	$365,000	$(60,000)
Decrease in discount rate by 1 percentage point	(494,000)	75,000

Increase in estimated return on assets by 1 percentage point	n/a	(7,000)
Decrease of estimated return on assets by 1 percentage point	n/a	7,000

Increase in inflation rate by 1 percentage point	(865,000)	82,000
Decrease in inflation rate by 1 percentage point	453,000	(69,000)

Increase in compensation by 1 percentage point	(278,000)	39,000
Decrease in compensation by 1 percentage point	7,000	(1,000)

Regarding the Netherlands defined benefit plan, the market value of the assets is determined as the discounted stream of guaranteed benefit payments.  Given the valuation method of the assets, the expected long-term rate of return on assets equals the discount rate.  As such the Netherlands defined benefit plan is not included in the sensitivity analysis for the estimated return on assets, because the sensitivity on the estimated return on assets is implicitly already included in the sensitivity analysis for the discount rate.

New Accounting Pronouncements

See Note 1 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes of our consolidated financial statements are contained immediately after the signature page to this report beginning on page F-1, and are incorporated herein by references.  Our financial statement schedules are contained in Part IV, Item 15 of this report, and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our company has selected Grant Thornton LLP (“Grant Thornton”) to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2015, and to perform such other appropriate accounting services as may be approved by the Audit Committee of our Board of Directors.  Grant Thornton was engaged as our independent registered public accounting firm in connection with, and upon the closing of, the Merger, and had been engaged by Uroplasty as its independent registered public accounting firm since February 2008 until the Merger. Our former independent registered public accounting firm, EisnerAmper LLP (“EisnerAmper”), resigned as our independent registered public accounting firm following the closing of the Merger. Prior to the closing of the Merger, EisnerAmper had served as our independent registered public accounting firm since March 2010. The change of our independent registered public accounting firm was not the result of any disagreement with EisnerAmper. Neither of EisnerAmper’s reports on the financial statements for our fiscal 2014 or fiscal 2013 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and CEO (principal executive officer) and our Senior Vice President and CFO (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, each of our CEO (principal executive officer) and CFO (our principal financial officer) concluded that as of March 31, 2015, our disclosure controls and procedures were effective.

On March 31, 2015, we completed the merger with Uroplasty.  As part of our ongoing activities after the merger, we are continuing to integrate our financial reporting functions and our controls and procedures between our Uroplasty and Vision-Sciences businesses.  We have also been augmenting our company-wide controls to reflect the risks inherent in a business combination of the magnitude and complexity of the merger.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015, based upon the framework in “1992 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment and those criteria, management has determined that our internal control over financial reporting was effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by our management, with the participation of our chief executive officer and chief financial officer, pursuant to Rules 13a-15(d) and 15d-15(d) promulgated under the Exchange Act, our management (including such officers) have concluded that there were the following changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

On March 31, 2015, we completed the merger with Uroplasty.  As part of our ongoing activities after the merger, we are continuing to integrate our financial reporting functions and our controls and procedures between our legacy Uroplasty and Vision-Sciences businesses.  We have also been augmenting our company-wide controls to reflect the risks inherent in a business combination of the magnitude and complexity of the merger.

Other than as described in the foregoing paragraph, there were no other changes in our internal controls over financial reporting that occurred during the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal No. 1 - Election of Directors,” “Corporate Governance – Code of Ethics and Business Conduct,” “Corporate Governance – Director Nomination Process,” “Corporate Governance – Board Committees –Audit Committee” and “Share Ownership of Certain Beneficial Owners, Management and Directors -- Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information concerning our executive officers required by this Item is provided under the caption “Executive Officers” in Part I, Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Share Ownership of Certain Beneficial Owners, Management and Directors” in the Proxy Statement is incorporated herein by reference.  Further, see the information contained in Part II, Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Related Person Relationships and Transactions” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information contained under the headings “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm” “—Audit, Audit-Related, Tax and Other Fees,” and “—Pre-Approval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of fiscal year	Additions charged to expenses	Written off, less recoveries	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for doubtful accounts

Fiscal year ended March 31, 2015	$25,000	$8,000	$(13,000)	$(2,000)	$18,000

Fiscal year ended March 31, 2014	21,000	8,000	(5,000)	1,000	25,000

Fiscal year ended March 31, 2013	31,000	17,000	(27,000)	-	21,000

	Balance at beginning of fiscal year	Additions charged against revenues	Returns written off	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for sales returns

Fiscal year ended March 31, 2015	$20,000	$4,000	$(9,000)	$0.00	$15,000

Fiscal year ended March 31, 2014	53,000	43,000	(76,000)	-	20,000

Fiscal year ended March 31, 2013	62,000	26,000	(35,000)	-	53,000

3.	Exhibits

The exhibits to this report are listed on the Exhibit Index to this report and incorporated herein by reference.  A copy of any of the exhibits listed will be furnished at a reasonable cost, upon receipt from any person of a written request for such exhibit.  Such requests should be sent to Cogentix Medical, Inc., 5420 Feltl Road, Minnetonka, Minnesota 55343 Attn:  Corporate Secretary.  The Exhibit Index indicates each management contact or compensatory plan or arrangement referenced as an exhibit to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2015	COGENTIX MEDICAL, INC.

	By	/s/ Robert Kill
Robert Kill
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ Robert Kill	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 25, 2015
Robert Kill

/s/ Brett Reynolds	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	June 25, 2015
Brett Reynolds

/s/ Kenneth H. Paulus	Director	June 25, 2015
Kenneth H. Paulus

/s/ Cheryl Pegus	Director	June 25, 2015
Cheryl Pegus

/s/ Lewis C. Pell	Director	June 25, 2015
Lewis C. Pell

/s/ Kevin H. Roche	Director	June 25, 2015
Kevin H. Roche

/s/ James P. Stauner	Lead Director	June 25, 2015
James P. Stauner

/s/ Sven A. Wehrwein	Director	June 25, 2015
Sven A. Wehrwein

/s/ Howard I. Zauberman	Director	June 25, 2015
Howard I. Zauberman

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cogentix Medical, Inc.

We have audited the accompanying consolidated balance sheets of Cogentix Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cogentix Medical, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
June 25, 2015

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31,

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$9,261,903	$8,681,610
Short-term investments	-	3,451,086
Accounts receivable, net	7,306,653	2,875,275
Inventories	4,825,984	517,217
Other	749,466	507,298
Total current assets	22,144,006	16,032,486

Property, plant, and equipment, net	1,813,343	997,609
Goodwill	18,749,888	-
Other intangibles, net	13,748,582	119,980
Deferred tax assets and other	296,860	149,942
Total assets	$56,752,679	$17,300,017

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31,

	2015	2014
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,967,975	$904,879
Income taxes payable	25,998	21,922
Accrued liabilities:
Compensation	3,285,952	1,999,966
Other	2,973,801	482,290

Total current liabilities	10,253,726	3,409,057

Accrued pension liability	955,780	677,088
Convertible debt – related party, net	22,529,497	-
Other	265,766	171

Total liabilities	34,004,769	4,086,316

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 Shares authorized; none issued or outstanding	-	-
Common stock $.01 par value; 100,000,000 shares authorized, 25,676,212 and 15,734,108 shares issued and outstanding at March 31, 2015 and 2014, respectively.	256,763	157,342
Additional paid-in capital	75,530,641	57,714,824
Accumulated deficit	(51,883,229)	(44,174,071)
Accumulated other comprehensive loss	(1,156,265)	(484,394)

Total shareholders’ equity	22,747,910	13,213,700

Total liabilities and shareholders’ equity	$56,752,679	$17,300,017

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31,

	2015	2014	2013

Net sales	$26,525,975	$24,577,126	$22,417,980
Cost of goods sold	3,124,710	3,049,811	3,014,886

Gross profit	23,401,265	21,527,315	19,403,094

Operating expenses
General and administrative	7,955,522	6,522,389	4,187,819
Research and development	2,851,150	2,151,257	2,415,123
Selling and marketing	20,210,541	18,121,732	15,238,600
Amortization	31,398	30,462	862,833
	31,048,611	26,825,840	22,704,375

Operating loss	(7,647,346)	(5,298,525)	(3,301,281)

Other income (expense)
Interest income	8,464	22,095	46,039
Interest expense	(489)	-	(707)
Foreign currency exchange gain (loss)	(4,281)	(4,761)	1,573
	$3,694	$17,334	46,905

Loss before income taxes	(7,643,652)	(5,281,191)	(3,254,376)

Income tax expense	65,506	71,899	50,770

Net loss	$(7,709,158)	$(5,353,090)	$(3,305,146)

Basic and diluted net loss per share	$(0.49)	$(0.35)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	15,753,157	15,344,949	15,097,157

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years ended March 31,

	2015	2014	2013

Net loss	$(7,709,158)	$(5,353,090)	$(3,305,146)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(401,449)	133,810	(85,264)
Unrealized gain (loss) on available-for-sale investments	(775)	1,111	800
Pension adjustments	(269,646)	(50,139)	(120,548)
Total other comprehensive income (loss), net of tax	(671,870)	84,782	(205,012)
Comprehensive loss	$(8,381,028)	$(5,268,308)	$(3,510,158)

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended March 31, 2015, 2014 and 2013

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2012	15,119,896	$151,199	$54,963,556	$(35,515,835)	$(364,165)	$19,234,755

Share-based consulting and compensation expense	114,115	1,141	810,498	-	-	811,639

Proceeds from exercise of stock options	29,064	291	149,709	-	-	150,000

Comprehensive loss	-	-	-	(3,305,146)	(205,012)	(3,510,158)

Balance at March 31, 2013	15,263,075	$152,631	$55,923,763	$(38,820,981)	$(569,177)	$16,686,236

Share-based compensation expense	232,242	2,322	1,433,948	-	-	1,436,270

Proceeds from exercise of stock options	238,791	2,388	357,114	-	-	359,502

Comprehensive loss	-	-	-	(5,353,090)	84,782	(5,268,308)

Balance at March 31, 2014	15,734,108	$157,342	$57,714,824	$(44,174,071)	$(484,395)	$13,213,700

Share-based compensation expense	293,528	2,935	1,386,234	-	-	1,389,169

Issuance of shares from merger	9,589,524	95,895	16,373,164	-	-	16,469,059

Proceeds from exercise of stock options, net of shares exchanged	59,052	591	56,419	-	-	57,010

Comprehensive loss	-	-	-	(7,709,158)	(671,870)	(8,381,028)

Balance at March 31, 2015	25,676,212	$256,763	$75,530,641	$(51,883,229)	$(1,156,265)	$22,747,910

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31,

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(7,709,158)	$(5,353,090)	$(3,305,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278,953	353,238	1,152,929
Loss (gain) on disposal of equipment	38,613	(2,872)	7,617
Amortization of premium on marketable securities	311	8,341	47,559
Share-based consulting expense	-	-	1,623
Share-based compensation expense	1,389,169	1,436,270	810,016
Long term incentive plan	152,592	-	-
Tax expense (benefit)	(83,402)	6,498	(29,053)
Deferred rent	23,962	(37,055)	(36,902)
Changes in operating assets and liabilities, net of merger:
Accounts receivable, net	(337,842)	(257,794)	108,495
Inventories	140,610	207,046	(25,370)
Other current assets	121,688	76,092	(205,778)
Accounts payable	231,663	281,104	30,925
Accrued compensation	635,892	436,765	(25,301)
Accrued liabilities. other	674,283	(5,721)	164,176
Accrued pension liability, net	78,043	(51,000)	79,598
Net cash used in operating activities	(4,364,623)	(2,902,178)	(1,224,612)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale marketable investments	3,450,000	7,930,000	4,200,000
Proceeds from maturity of held-to-maturity marketable investments	-	-	6,920,000

Purchases of available-for-sale marketable investments	-	-	(8,425,034)
Purchases of held-to-maturity marketable investments	-	-	(2,500,000)
Cash acquired from merger with Vision-Sciences	2,019,610
Purchases of property, plant and equipment	(420,726)	(248,105)	(189.929)
Proceeds from sale of property, plant and equipment	4,103	6,773	5,591
Payments for intangible assets	-	(49,940)	(17,455)
Net cash provided by (used in) investing activities	5,052,987	7,638,728	(6,827)

Cash flows from financing activities:
Proceeds from exercise of stock options	67,850	359,510	150,000
Net cash provided by financing activities	67,850	359,510	150,000

Effect of exchange rates on cash and cash equivalents	(175,921)	51,686	(37,923)

Net increase (decrease) in cash and cash equivalents	580,293	5,147,746	(1,119,362)

Cash and cash equivalents at beginning of year	8,681,610	3,533,864	4,653,226

Cash and cash equivalents at end of year	$9,261,903	$8,681,610	$3,533,864

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-	$707
Cash paid during the year for income tax	$65,504	$71,899	$57,288

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

Note 1: Summary of Significant Accounting Policies

Nature of Business.

Cogentix Medical, Inc. (the “Company”), headquartered in Minnetonka, Minnesota, with operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company. We design, develop, manufacture and market innovative proprietary technologies serving the urology, urogynecology/gyn, ENT (ear, nose and throat) and gastrointestinal markets. The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation (PTNS) for the office-based treatment of overactive bladder (OAB). The FDA-cleared EndoSheath® Systems combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy. In the U.S. and worldwide, the Company also offers Macroplastique® a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and the VOX® for vocal cord augmentation.

The Company is the result of the March 31, 2015 (the “merger date”) merger of two medical device companies, Uroplasty, Inc. (“UPI”) and Vision-Sciences, Inc. ("VSCI"). On the merger date, the two companies completed an all-stock merger (the "merger"), pursuant to which UPI merged with and into a newly created, wholly-owned subsidiary of VSCI (“Merger Sub”).  Merger Sub was the surviving company with the merger, and changed its name to Uroplasty, LLC.   After the merger, VSCI and its consolidated subsidiaries, including Uroplasty LLC, and its subsidiaries, operate under the name Cogentix Medical, Inc.

Upon closing of the merger, the former UPI stockholders owned approximately 62.5 percent and the VSCI shareholders retained approximately 37.5 percent of the company. Accordingly, while VSCI was the legal acquirer and issued its shares in the merger, UPI is the acquiring company in the merger for accounting purposes and the merger has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the financial statements of the Company prior to the merger date are the historical financial statements of UPI, whereas the financial statements of the Company after the merger date reflect the results of the operations of UPI and VSCI on a combined basis. See additional disclosure provided in note 2, including pro forma financial information for the Company on a combined basis.

All share amounts and price per share amounts for all periods presented relate to VSCI shares, with UPI shares and price per share converted to VSCI amounts based on the conversion ratio in the acquisition agreement and the one for five reverse stock split.

Liquidity and Capital Resources.

 We have incurred substantial operating losses since our inception. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2016, driven by continued investment in a direct sales force for the U.S. market, spending for marketing and for research and development, integration of UPI and VSCI, and general business operations. As of March 31, 2015, we had cash and cash equivalents totaling approximately $9.3 million. We expect that our cash at March 31, 2015, should be sufficient to fund our operations through at least March 31, 2016. However, we plan to obtain additional debt and/or equity financing during fiscal 2016.   There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Principles of Consolidation.

The consolidated financial statements include the accounts of Cogentix Medical, Inc. and its wholly owned subsidiaries.  We have eliminated all intercompany accounts and transactions in consolidation.

Revenue Recognition.

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

We include shipping and handling charges billed to customers in net sales, and include related costs incurred by us in cost of goods sold. Typically our agreements contain no customer acceptance provisions or clauses.  We sell our products to end users and to distributors.  Payment terms range from prepayment to 120 days.  The distributor payment terms are not contingent on the distributor selling the product to end users.  Customers do not have the right to return products except for warranty claims.  We offer customary product warranties. We present our sales in our statement of operations net of taxes, such as sales, use, value-added and certain excise taxes, collected from the customers and remitted to governmental authorities.

Use of Estimates.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Our significant accounting policies and estimates include revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, purchase price allocations on acquisition, the determination of recoverability of long-lived and intangible assets, long-term incentive plans, share-based compensation, defined benefit pension plans, and income taxes.

Advertising Expenses.

Advertising costs are expensed as incurred.  We expensed approximately $437,000, $595,000 and $519,000 in fiscal 2015, 2014 and 2013, respectively.

Research and Development Expenses.

Costs of research, new product development, and product redesign are charged to expense as incurred.

Share-Based Compensation.

We account for share-based compensation costs under ASC 718, “Compensation – Stock Compensation”.  ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options and restricted shares, in our financial statements.  We measure that cost based on the fair value of the equity or liability instruments issued.

Long-Term Incentive Plan and Awards.

We have a long-term incentive plan (“LTIP”).  Awards under the LTIP are accounted for as liability awards as the awards are based on the performance of our common stock and are expected to be settled in cash.  The fair value of the awards is calculated on a quarterly basis using a Monte Carlo valuation model and is recognized over the derived service period.  Vesting of the awards is based on meeting the stock price criteria, the probability of which is considered in determining the estimated fair value.

Defined Benefit Pension Plans.

We have a liability attributed to defined benefit pension plans we offered to certain former and current employees of our subsidiaries in the UK and the Netherlands.  The liability is dependent upon numerous factors, assumptions and estimates, and the continued benefit costs we incur may be significantly affected by changes in key actuarial assumptions such as the discount rate, mortality, compensation rates, or retirement dates used to determine the projected benefit obligation.  Additionally, changes made to the provisions of the plans may impact current and future benefit costs.  In accordance with the provisions of ASC 715, “Compensation – Retirement Benefits”, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the statement of operations, but are recognized in future years over the expected average future service of the active employees or the average remaining life expectancies of inactive employees.

Disclosures About Fair Value of Financial Instruments.

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements.  The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures.  The framework prioritizes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following three broad levels of inputs may be used to measure fair value under the fair value hierarchy:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

At March 31, 2015, the only asset or liability carried at fair value measured on a recurring basis was the long-term incentive plan accrual with a fair value of $730,000, considered a level 3 measurement. The long-term incentive plan began on October 2, 2014 and is described in note 5. The estimated fair value of the accrual is calculated on a  quarterly basis using a Monte Carlo valuation model.  Vesting is based on the probability of meeting the stock price criteria, the probability of which is considered in determining the estimated fair value.

At March 31, 2014, the only asset or liability carried at fair value measured on a recurring basis were short-term investments with a fair value of $5,603,000, considered a level 2 investment. Our debt securities consisted of U.S government and agency bonds, notes and treasury bills with risk ratings of AAA/Aaa and maturity dates within two years from date of purchase.  The estimated fair value of these securities was based on valuations provided by external investment managers.

Remeasurements to fair value on a nonrecurring basis relate primarily to our property, plant and equipment and intangible assets and occur when the derived fair value is below their carrying value on our Consolidated Balance Sheet.  As of March 31, 2015 and 2014 we had no remeasurements of such assets to fair value.

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued liabilities and convertible debt-related party approximate fair market value.

Cash, Cash Equivalents and Marketable Securities.

We consider all cash on-hand and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  We classify marketable securities having original maturities of more than three months when purchased and remaining maturities of one year or less as short-term investments and marketable securities with remaining maturities of more than one year as long-term investments.  We further classify marketable securities as either held-to-maturity or available-for-sale.  We classify marketable securities as held-to-maturity when we believe we have the ability and intent to hold such securities to their scheduled maturity dates.  All other marketable securities are classified as available-for-sale.  We have not designated any of our marketable securities as trading securities.

We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in accumulated other comprehensive income (loss).  We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss.  We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities in fiscal 2015, 2014, and 2013.

Cash and cash equivalents include highly liquid money market funds and debt securities with original maturities of three months or less of $9.3 million and $8.7 million at March 31, 2015 and 2014, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled $896,000 and $991,000 at March 31, 2015 and 2014, respectively.  Short-term investments at March 31, 2014 were $3,451,000 and were carried at cost, which approximates their fair value.

Accounts Receivable.

We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due.  If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer.  Concentration of credit risk with respect to accounts receivable relates to certain domestic and international customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, when appropriate, we obtain advance payments for our international sales. As a consequence, we believe that our accounts receivable credit risk exposure is limited. Historically we have not experienced any significant credit losses related to any individual customer or group of customers in any particular industry or geographic area.

Accounts outstanding longer than the contractual payment terms, are considered past due.  We carry our accounts receivable at the original invoice amount less an estimated allowance for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $33,000 and $45,000 at March 31, 2015 and 2014, respectively.

Inventories.

We state inventories at the lower of cost or market using the first-in, first-out method.  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Historically, the inventory write-offs have generally been within our expectations.  Inventories consist of the following at March 31:

	2015	2014

Raw materials	$3,156,000	$136,000
Work-in-process	527,000	25,000
Finished goods	1,143,000	356,000

	$4,826,000	$517,000

Inventories acquired in a business combination are recorded at their estimated fair value less profit for sales efforts and expensed in cost of sales as that inventory is sold. As of March 31, 2015, the adjusted amount of $240,000 related to VSCI inventory will be recorded in cost of goods sold over approximately the first four months of fiscal 2016.

Property, Plant and Equipment.

We carry property, plant and equipment, including leasehold improvements, at cost, less accumulated depreciation or fair value if acquired in a business combination, which consists of the following at March 31:

	2015	2014

Land	$133,000	$169,000
Building	606,000	768,000
Leasehold improvements	807,000	383,000
Internal use software	749,000	568,000
Equipment	6,888,000	1,573,000
	9,183,000	3,461,000

Less accumulated depreciation and amortization	(7,370,000)	(2,463,000)

	$1,813,000	$998,000

We provide for depreciation using the straight-line method over useful lives of three to seven years for equipment and 40 years for the building.  Certain products used as sales demonstration and service loaner equipment are transferred from inventory to machinery and equipment and are depreciated over 3 years.  We charge maintenance and repairs to expense as incurred.  We capitalize improvements and amortize them over the shorter of their estimated useful service lives or the remaining lease term. We recognized depreciation expense of approximately $249,000, $323,000 and $290,000 in fiscal 2015, 2014 and 2013, respectively.

We capitalized internal use software and web site development costs of approximately $185,000, $25,000, and $75,000 in fiscal 2015, 2014, and 2013, respectively.  These costs are amortized over a three-year period.  The net book value of our capitalized software for internal use was approximately $183,000 and $67,000 at March 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets.

Long-lived assets at March 31, 2015 consisted of property, plant and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that we may not recover the carrying amount of an asset.  We measure recoverability of assets held and used from a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to generate by the asset.  If we consider such assets impaired, we measure the impairment recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We completed our impairment analysis and concluded there were no impairments in fiscal 2015, 2014, and 2013.

Product Warranty.

We warrant our products to be free from defects in material and workmanship under normal use and service for a period of twelve months after the date of sale.  Under the terms of these warranties, we repair or replace products we deem defective due to material or workmanship.

The following table summarizes changes in our warranty reserve:

	March 31,
	2015	2014	2013

Warranty reserve at April 1	$9,000	$12,406	$37,600
Warranties accrued during the fiscal year	1,000	1,594	1,289
Warranties settled during the fiscal year	-	(5,000)	(26,483)
Warranty reserve for VSCI	136,000	-	-

Warranty reserve at March 31	$146,000	$9,000	$12,406

Other Liabilities.

Other liabilities consist of the following at March 31:

	2015	2014

Investment banking	$1,750,000	$-
Interest payable – convertible debt	524,000	-
Sales tax and VAT payable	261,000	149,000
Accrued legal and accounting fees	189,000	101,000
Deferred rent	148,000	-
Other	102,000	232,000

	$2,974,000	$482,000

Foreign Currency Translation.

We translate all assets and liabilities using period-end exchange rates.  We translate statements of operations items using average exchange rates for the period.  We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity.  We recognize foreign currency transaction gains and losses in our consolidated statements of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem any portion of them to be long-term.  We recognized foreign currency exchange gains and losses of approximately $(4,000), $(5,000) and $2,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

Income Taxes.

We account for income taxes using the asset and liability method.  The asset and liability method provides that deferred tax assets and liabilities be recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  We reduce deferred tax assets by a valuation allowance, when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740, “Accounting for Income Taxes”, prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions we take or expect to take in a tax return.  It is management’s responsibility to determine whether it is “more-likely-than-not” that a taxing authority will sustain a tax position upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

Under our accounting policies we recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Basic and Diluted Net Loss per Share.

We calculate basic net loss per common share amounts by dividing net loss by the weighted-average common shares outstanding, excluding outstanding shares contingently subject to forfeiture.  For calculating diluted net loss per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we had a net loss in fiscal 2015, 2014 and 2013, the following options and warrants and outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of exercise prices
Years ended:
March 31, 2015	24,000	$1.06 - $1.17
March 31, 2014	538,000	$1.06 - $1.61
March 31, 2013	396,000	$1.06 - $2.84

New Accounting Pronouncements

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We do not believe the adoption of this update will have a material impact on our financial statements.

Note 2.  Business Combinations-Merger Between Uroplasty, Inc and Vision-Sciences, Inc

On March 31, 2015, UPI and VSCI completed their merger. Immediately prior to the closing of the merger, VSCI's shareholders approved a reverse split of VSCI’s shares at a ratio of 1 for 5.  Pursuant to the merger, VSCI issued to UPI stockholders 0.72662 VSCI shares for each share of UPI common stock outstanding.  Upon completion of the merger, the former holders of UPI common stock hold approximately 62.5% of the Company’s shares of common stock and the holders of VSCI shares retained approximately 37.5% of the Company’s shares of common stock.

At the completion of the merger, each outstanding option to purchase one share of UPI common stock was converted into an option to purchase 0.72662 shares of common stock of the Company at an exercise price equal to the original exercise of the UPI option, adjusted for the exchange ratio, and otherwise in accordance with the remaining original terms of the UPI option.  Under the terms of the VSCI options, all outstanding VSCI options became fully exercisable automatically as a result of the completion of the merger.

The merger has been accounted for as an acquisition of VSCI by UPI, in accordance with ASC Topic 805, "Business Combinations," using the acquisition method of accounting with UPI as the accounting acquirer. Since Cogentix. (formerly known as Vision-Sciences), as the parent company of UPI after the merger, is the legal acquirer, the merger has been accounted for as a reverse acquisition.  Under these accounting standards, UPI’s total purchase price is calculated as if UPI had issued its shares to VSCI stockholders and converted options to purchase VSCI shares to options to purchase UPI’s common stock, as follows:

Number of shares of VSCI shares outstanding on March 31, 2015 (after 1:5 reverse stock split)	9,589,539
Deemed conversion ratio	1.376
UPI shares deemed (for accounting purposes only) issued to VSCI shareholders	13,195,206
UPI closing price on March 31, 2015 (merger date)	$1.22
Total fair value of stock consideration	16,098,151
Fair value of deemed (for accounting purposes only) conversion of VSCI stock options	272,000
Fair value of deemed (for accounting purposes only) conversion of VSCI warrants	98,849
Total purchase price	$16,469,000

The deemed converted VSCI stock options and warrants represent the fair value using the stock price on the merger date as an input to the Black Scholes valuation model.  The following assumptions were applied in determining the fair value of the deemed (for accounting purposes only) conversion of VSCI stock options and warrants:

	Stock Options	Stock Warrants

Risk-free interest rate	0.26% - 1.37%	1.37%
Expected average term	3.75 years	4.5 years
Expected volatility	60% - 66%	65%

The Company’s computation of expected volatility is based on weighted average historical volatility of UPI’s and VSCI’s stock.  The expected option term was calculated in accordance with ASC 718.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the merger.

Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of VSCI acquired in the merger, based on their fair values at the merger date. The estimated fair values are preliminary and based on the information that was available as of the merger date. The Company believes that the information provides a reasonable basis for estimating the fair values, but the Company is waiting for additional information necessary to finalize these amounts, particularly with respect to the estimated fair value of intangible assets and debt. Thus the preliminary measurements of fair value reflected are subject to changes and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the merger date. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

Cash and cash equivalents	$2,020,000
Accounts receivable	4,249,000
Inventories	4,462,000
Other current assets	369,000
Property, plant and equipment	817,000
Goodwill	18,750,000
Other intangibles	13,660,000
Other non-current assets	97,000
Total assets acquired	44,424,000

Accounts payable and other liabilities	5,209,000
Deferred revenue	176,000
Convertible debt – related party	22,530,000
Other non-current liabilities	40,000
Total liabilities assumed	27,955,000

Total purchase price	$16,469,000

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

	Amount	Weighted Average Life-Years
Developed technology	$6,200,000	7
Customer relationships	7,270,000	5
Trade names	190,000	10
	$13,660,000

The fair value of customer relationships was estimated using a discounted present value income approach.  Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The fair value of developed technology and the trade names were estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if the Company were to license the trade names or developed technology and was based on expected revenues. The useful life of the intangible assets was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the medical device field, expected corporate synergies and the assembled workforce.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value of the convertible notes payable was determined using the lattice model (see description in note 4).

The Company incurred $2.2 million of acquisition-related costs that were expensed during the year ended March 31, 2015. These costs are included in selling, general and administrative costs in the Company’s consolidated statements of operations.

The supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on April 1, 2013:

(Unaudited)	Year ended March 31,
	2015	2014
Supplemental pro forma combined results of operations:
Net sales	$44,973,000	$41,523,000
Net loss	(15,817,000)	(21,477,000)
Loss per share – basic and diluted	$(0.62)	$(0.86)

Adjustments to the supplemental pro forma combined results of operations are as follows:

(Unaudited)	Year ended March 31,
	2015	2014

Increase in amortization of intangibles	$2,334,000	$2,464,000
Adjust expenses related to merger (transaction costs, inventory step-up, deferred revenue adjustment)	(4,399,000)	4,801,000
Interest expense imputed on debt	1,198,000	1,144,000
Increase (decrease) in net loss	$(867,000)	$8,409,000

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities.  The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Note 3.  Goodwill and Other Intangible Assets

Goodwill.

As described in note 2, on March 31, 2015, for accounting purposes, UPI was deemed to have acquired VSCI for a purchase price of $16.5 million, and as a result, the Company recognized $18.8 million in goodwill.

Other Intangible Assets.

Other intangible assets consisted of the following at March 31:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$6,200,000	$-	$-	$-
Patents	5,653,000	5,564,000	5,653,000	5,533,000
Trademarks and trade names	190,000	-	-	-
Customer relationships	7,270,000	-	-	-
	19,313,000	$5,564,000	5,653,000	$5,533,000
Accumulated amortization	5,564,000		5,533,000

Net book value of amortizable intangible assets	$13,749,000		$120,000

For the years ended March 31, 2015, 2014 and 2013, amortization of intangible assets charged to operations was approximately $31,000, $30,000 and $863,000, respectively.  The weighted average remaining amortization period for intangible assets as of March 31, 2015 was approximately 6 years.

Estimated amortization expense for all intangible assets for the five years subsequent to March 31, 2015 is as follows (in thousands):

Year ending March 31,
2016	$2,408,000
2017	2,348,000
2018	2,348,000
2019	2,348,000
2020	2,348,000

Note 4 Convertible Debt – Related Party

The following table is a summary of our convertible debt – related party at March 31, 2015:

	Gross Principal Amount	Unamortized Debt Discount	Net Amount

Note Payable A	$20,000,000	$(4,210,000)	$15,790,000

Note Payable B	3,500,000	(650,000)	2,850,000

Note Payable C	4,990,000	(1,101,000)	3,889,000
	$28,490,000	$(5,961,000)	$22,529,000

The Convertible Debt-Related Party is held by Mr. Lewis Pell, a member of Cogentix’s board of directors, and consists of three convertible promissory notes.

●	Note Payable A accrues annual interest at the rate of 0.84%. The outstanding principal amount of Note Payable A is convertible into shares of our common stock at a conversion price of $6.00 per share.

●	Note Payable B accrues annual interest at the rate of 1.66%. The outstanding principal amount of Note Payable B is convertible into shares of our common stock at a conversion price of $4.45 per share.

●	Note Payable C accrues annual interest at the rate of 1.91%. The outstanding principal amount of Note Payable C is convertible into shares of our common stock at a conversion price of $5.55 per share.

At March 31, 2015, we had an aggregate amount of $524,000 in accrued interest under the convertible notes payable, which is included in accrued expenses on our consolidated balance sheet.

The convertible promissory notes mature on March 31, 2020 or earlier upon a change of control (as defined).  The convertible promissory notes generally cannot be converted prior to March 31, 2018. The convertible promissory notes may be converted earlier prior to a change in control or in connection with our prepayment of the convertible promissory notes.  The convertible promissory notes may be prepaid, at our option and upon 15 days’ notice to Mr. Pell, without other premium or penalty, with a combination of cash and common stock.  Interest on the convertible promissory notes is payable on the maturity date or upon repayment or conversion of all or any portion of the principal under the note.

The convertible promissory notes were amended concurrently with the execution of the merger agreement to extend the maturity from the fifth anniversary from their issuance dates to the fifth anniversary of the effective date of the merger and to change the conversion date from anytime to generally not earlier than three years after the effective date of the merger.

Under purchase accounting for the merger, the convertible promissory notes were recorded at fair value, resulting in a discount from their face value of $5,960,000. The discount is being amortized over the remaining term based on the effective interest rate method with an imputed interest rate of 4.72%. The amendments to the convertible notes payable were considered to be part of an arrangement entered into between Mr. Pell and the Company during the merger negotiations that were separate from the business combination.  Accordingly, the fair value of the notes was based on the terms that existed prior to the amendment. The fair value of the notes was determined using a lattice model with key assumptions of a risk free rate of 1.37%, market interest rate of 10.3%, and annualized volatility of 65%, less any increase in the fair value of the conversion feature resulting from the amendments.  The increase in the fair value of the conversion feature was based on a comparative analysis of the conversion feature's value under both the original terms and modified terms using the same key assumptions.

Stock warrants originally issued in connection with the issuance of the convertible promissory notes are described in note 5.

Note 5.  Shareholder’s Equity

All share amounts and price per share amounts in this footnote relate to VSCI shares with UPI shares and price per share converted to VSCI amounts based on the conversion ratio of .72662 from the acquisition agreement and the one for five reverse stock split.

Reverse Acquisition.

As discussed in note 2, the merger is accounted for as reverse acquisition with VSCI as the legal acquirer and UPI as the accounting acquirer. Under reverse acquisition accounting, the dollar amount for common stock is based on the par value and number of shares issued by VSCI (reflecting the legal structure of VSCI as the legal acquirer) on the merger date plus subsequent shares issued by the Company. Additional paid-in capital represents that of UPI and includes the fair value of shares deemed for accounting purposes to have been issued by UPI on the merger date, as well as the fair value of the VSCI stock options and warrants included in the purchase price calculation. The UPI additional paid-in capital was also adjusted for the difference between the number of common shares outstanding and the historical number of shares of UPI common stock.

Share-based Compensation.

At March 31, 2015, as a result of the merger, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 2,500,000 shares remain available for grant at March 31, 2015.

On July 23, 2013, and in connection with the commencement of his employment, our CEO Robert Kill received a stock grant of 217,986 shares that did not have vesting restrictions.

We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 2,251,085 shares of common stock granted under the 2015 Plan or UPI and VSCI plans.  Options that were previously granted under the UPI plans generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.  All outstanding VSCI options and restricted stock became fully vested due to the change of control upon closing of the merger.

We have fully vested options outstanding to purchase 291,000 shares of common stock, not granted under a plan, which expire through May 2016.

We grant options at the discretion of our directors.  The options granted under the 2015 Plan generally provide for the exercise of options during a limited period following termination of employment, death or disability.

We recognize share-based compensation expense in the statement of operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred a total of approximately $1,389,000, $1,436,000 and $812,000 in share-based compensation expense in fiscal 2015, 2014 and 2013, respectively.

We determine the fair value of the option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the years ended March 31:

	2015	2014	2013
Expected life, in years	3.29	4.51	6.00
Risk-free interest rate	.74%	1.36%	1.15%
Expected volatility	63.4%	89.1%	89.03%
Expected dividend yield	0%	0%	0%

The expected life for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our stock.  We estimate the forfeiture rate for stock awards to be approximately 0% for executive employees and directors and approximately 18% for non-executive employees for fiscal 2015 awards based on our historical experience.

The following table summarizes the activity related to our stock options in fiscal 2013, 2014 and 2015:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value	Aggregate intrinsic value	Weighted average remaining life in years

Balance at March 31, 2012	1,513,549	$5.01		$1,332,196	2.96
Options granted	136,604	4.26	$3.12
Options exercised	(29,064)	5.17		24,772
Options surrendered	(156,223)	6.01

Balance at March 31, 2013	1,464,866	$4.84		$882,989	2.64
Options granted	682,296	3.54	$2.36
Options exercised	(251,410)	1.67		1,089,978
Options surrendered	(204,203)	5.81

Balance at March 31, 2014	1,691,549	$4.67		$2,451,075	3.85
Options granted	135,070	4.73	$1.26
Options exercised	(61,761)	1.10		170,944
Options surrendered	(469,466)	6.91

UPI Balance at March 31, 2015	1,295,392	$4.03		$0	3.91
Options converted from VSCI	955,693	7.07	$4.75		6.62
Balance at March 31, 2015	2,251,085	5.32		$0	5.06

Options exercisable at March 31, 2015	1,713,395	$5.86		$0	4.94

The total fair value of UPI stock options vested during fiscal 2015, 2014 and 2013 was approximately $723,000, $441,000 and $493,000, respectively.

We received net proceeds of $68,000 in fiscal 2015, $360,000 in fiscal 2014 and $150,000 in fiscal 2013 from the exercise of stock options.

            We grant restricted shares at the discretion of our directors with vesting terms ranging from six months to four years.  The following table summarizes the activity related to our restricted stock in fiscal 2013, 2014 and 2015:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value

Balance at March 31, 2012	50,863	$8.68	0.95	$609,672
Shares granted	121,345	4.97
Shares vested	(34,151)	6.56		$309,653
Shares surrendered	(7,266)	$4.42

Balance at March 31, 2013	130,791	$6.05	1.50	$1,087,226
Shares granted	88,647	4.22
Shares vested	(38,510)	5.69		$304,148
Shares surrendered	(74,652)	$6.03

Balance at March 31, 2014	106,276	$4.65	2.23	$743,167
Shares granted	305,248	4.34
Shares vested	(82,060)	4.41		185,957
Shares surrendered	(11,723)	5.56

Balance at March 31, 2015	317,741	$4.47	1.93	$387,644

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock on the grant date.

            At March 31, 2015, we had approximately $1,799,190 of unrecognized share-based compensation cost, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average requisite service period of approximately two years.

Stock Warrants-Related Party.

At March 31, 2015, the Company has warrants outstanding that were issued to Mr. Pell to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The duration in which the warrants may be exercised commences on the earlier of (i) March 31, 2018 or (ii) three days prior to the record date established for the declaration of any dividend or distribution of any rights in respect to our common stock in cash or other property other than our common stock, and terminates on the later of (x) the maturity date of the convertible promissory notes or (y) the date the convertible promissory notes are paid in full or converted into shares.  In addition, the warrants may be exercised immediately prior to a change in control.

Long-Term Incentive Plan and Awards.

On October 1, 2014, the compensation committee of our board of directors and our board of directors approved and adopted a Performance Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan, as amended, and on October 2, 2014, grants of Performance Awards (the “Awards”) were made to certain members of our senior management team.

Performance goals for the Awards are based on the achievement of specified stock price targets during the period beginning on the date of grant and ending on the fourth anniversary of the date of grant or, if earlier, the closing date of a change of control (as defined in the Plan) of the Company (the “Performance Period”).  The stock price targets under the Awards are: $7.57 price per share of common stock, $10.32 price per share of common stock and $13.76 price per share of common stock.

A stock price target is considered achieved on the date (a) the average closing price of the Cogentix common stock equals or exceeds a stock price target for at least 45 consecutive trading days or (b) of the consummation of a change of control of the Company, provided the closing price of Cogentix common stock on the last trading day immediately preceding the closing date of the change of control equals or exceeds a stock price target not previously achieved during the Performance Period.

The Awards are accounted for as liability awards under the share based compensation accounting guidance, as the awards are based on the performance of our common stock and are expected to be settled in cash. Expense for the Awards value is recognized over the derived service period of approximately 2.4 years. We recorded a liability of $153,000 at March 31, 2015 and related expense was $153,000 for the year ended March 31, 2015 for the Awards.

Note 6. Commitments and Contingencies

Royalties.

We received an absolute assignment of a patent relating to the Macroplastique Implantation System, in return for a royalty of 10 British Pounds for each unit sold during the life of the patent, which expires in September 2017.  Under the terms of an agreement with some former officers and directors of our company, we also pay royalties equal to five percent of the net sales of certain Macroplastique products, subject to a specified monthly minimum of $4,500. We recognized an aggregate of $274,000, $353,000 and $353,000 of royalty expense under these agreements in fiscal 2015, 2014 and 2013, respectively. The royalties payable under these agreements will continue until certain patents referenced in the agreement expire in May 2015.

Purchase Requirements.

In our normal course of business we have commitments, generally for periods of less than one year, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.  As of March 31, 2015 payments of our contractual obligations for purchase commitments within the next twelve months are $402,000.

Operating Lease Commitments.

We lease office, warehouse, and production space under operating lease agreements, which include escalating lease payments, and lease various automobiles for our European employees.  These leases expire at various times through August 2025.  At March 31, 2015, the approximate future minimum lease payments in subsequent fiscal years under noncancelable operating leases with an initial term in excess of one year are as follows:

2016	$773,000
2017	774,000
2018	490,000
2019	311,000
Thereafter	908,000
$3,256,000

Total operating lease expenses were approximately $250,000, $294,000 and $252,000 in fiscal 2015, 2014 and 2013, respectively.

Employment Agreements.

We have entered into employment agreements with certain officers, the terms of which, among other things, specify a base salary subject to annual adjustments by mutual agreement of the parties, and a severance payment to the employee upon employment termination without cause.  We provide for various severance amounts payable under the agreements after employment termination.  Contemporaneously with the execution of their employment agreement, all of the officers executed an “Employee Confidentiality, Inventions, Non-Solicitation, and Non-Compete Agreement.”  This agreement prohibits the employee from disclosing confidential information, requires the employee to assign to us without charge all intellectual property relating to our business which is created or conceived during the term of employment, prohibits the employee from encouraging employees to leave our employment for any reason and prohibits competition with us during the term of employment and for a specified term thereafter.

Product Liability.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims, some of which may have a negative impact on our business.  Any defects or risks that we have not yet identified with our products may give rise to product liability claims.  Our existing $10 million of worldwide product liability insurance coverage may be inadequate to protect us from liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates.  If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer.

Note 7: Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (“U.K.”), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code of 1986, as amended, and participation is available to substantially all employees.  We may also make discretionary contributions ratably to all eligible employees.  We made discretionary contributions to the U.S. plan of approximately $282,000, $224,000 and $228,000 for fiscal 2015, 2014 and 2013, respectively.

Our international subsidiaries in the U.K. and The Netherlands have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.  We froze the U.K. subsidiary’s defined benefit plan on December 31, 2004.  On March 10, 2005, we established a defined contribution plan for the U.K. subsidiary.  As of April 1, 2005, we closed The Netherlands subsidiary’s defined benefit retirement plan for new employees and established a defined contribution plan for them.  The total contribution expense associated with the defined contribution plans in The Netherlands and the U.K. was approximately $24,000, $22,000 and $16,000 for fiscal 2015, 2014 and 2013, respectively.

The amortization of actuarial gains or losses is included as a component of the annual expense for a year if, as of the beginning of the year, the cumulative net gain or loss exceeds 10% of the greater of the projected benefit obligation or plan assets.  If amortization is required, the amortization is that excess divided by the expected average future service of the active employees participating in the plans or the average remaining life expectancies of inactive employees.

The Netherlands defined benefit plan.

The Netherlands defined benefit pension plan is funded through a guaranteed insurance contract with Zwitser Leven, an insurance company.  Our contract with Zwitser Leven requires us to make annual premium payments which are sufficient to satisfy the Vested Benefit Obligation (“VBO”).  Zwitser Leven does not hold separate investment assets for our contract, but rather is obligated to provide the stream of future benefits for the annual premium payments we make.  We calculate the market value of the pension plan assets, held in Zwitser Leven insured assets, as the stream, based on mortality, of the earned guaranteed benefit payments discounted at market interest rate. The benefit obligation is calculated based on the same assumptions as well.  Accordingly, the impact on pension plan assets of a change in assumption for discount rate and mortality would equally offset the change in VBO.

At March 31, 2015, we project the following benefit payments in subsequent fiscal years:

2016	$19,000
2017	20,000
2018	20,000
2019	20,000
2020	25,000
2021 to 2025	183,000
$287,000

We contributed $147,000 in fiscal 2015, $216,000 in fiscal 2014, $122,000 in fiscal 2013, and expect to contribute approximately $101,000 in fiscal 2016.

The following table summarizes the change in benefit obligations and the change in plan assets for the years ended March 31:

	2015	2014
Changes in benefit obligations:
Projected benefit obligation, beginning of year	$3,343,000	$2,624,000
Service cost	133,000	126,000
Interest cost	102,000	108,000
Benefits paid	(7,000)	(1,000)
Value transfers	-	(57,000)
Plan amendment	(110,000)	(46,000)
Actuarial result	2,006,000	384,000
Foreign currency translation	(1,002,000)	205,000

Projected benefit obligation, end of year	$4,465,000	$3,343,000
Changes in plan assets:
Plan assets, beginning of year	$2,665,000	$1,993,000
Contributions to plan	147,000	216,000
Management cost	(10,000)	(15,000)
Actual return on assets	1,603,000	370,000
Benefits paid	(7,000)	(1,000)
Value transfers	-	(57,000)
Foreign currency translation	(805,000)	159,000

Plan assets, end of year	$3,593,000	$2,665,000

            The amount recognized in other comprehensive loss at March 31 consists of:

	2015	2014

Unrecognized net prior service benefit	$(339,000)	$(348,000)
Unrecognized net losses	941,000	711,000

Additional other comprehensive loss (gross of deferred taxes)	$602,000	$363,000

            The projected benefit obligation, accumulated benefit obligations and the fair value plan assets at March 31 were as follows:

	2015	2014

Projected benefit obligation	$4,465,000	$3,343,000
Accumulated benefit obligation	3,710,000	2,704,000
Fair value of plan assets	3,593,000	2,665,000

            We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on March 31, 2015 and 2014, of $872,000 and $678,000, respectively, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components for the years ended March 31:

	2015	2014	2013

Gross service cost, net of employee contribution	$118,000	$113,000	$60,000
Interest cost	102,000	108,000	88,000
Management cost	11,000	11,000	11,000
Expected return on assets	(72,000)	(72,000)	2,000
Amortization	(2,000)	-	(11,000)

Net periodic retirement cost	$157,000	$160,000	$150,000

Major assumptions used in the above calculations include:

	2015	2014

Discount rate	1.50%	3.40%
Expected return on assets	1.50%	3.40%
Expected rate of increase in future compensation:
General	2.5%	2.5%
Individual	0-3%	0-3%

The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.  The impact of the decrease in discount rate used for March 31, 2015 over 2014 was an increase in the projected benefit obligation and actual return on assets. The market value of the assets is determined as the discounted stream of guaranteed benefit payments. Given the valuation method of the assets, the expected long-term rate of return on assets equals the discount rate.

The U.K. defined benefit plan.

As of March 31, 2015 and 2014, we held all the assets of the U.K. defined benefit pension plan in a Deposit Administration Contract with Phoenix Life Limited.

At March 31, 2015 we project the following benefit payments in subsequent fiscal years:

2016	$-
2017	106,000
2018	-
2019	164,000
2020	-
2021 to 2025	729,000
$999,000

We contributed $45,000 in fiscal 2015, $43,000 in fiscal 2014, $34,000 in fiscal 2013, and expect to contribute approximately $43,000 in fiscal 2016.

The following table summarizes the change in benefit obligations and the change in plan assets for the years ended March 31:

	2015	2014
Changes in benefit obligations:
Projected benefit obligation, beginning of year	$755,000	$665,000
Service cost	5,000	5,000
Interest cost	34,000	33,000
Other	(5,000)	(5,000)
Actuarial result	119,000	(7,000)
Foreign currency translation	(94,000)	64,000

Projected benefit obligation, end of year	$814,000	$755,000

Changes in plan assets:
Plan assets, beginning of year	$756,000	$636,000
Contributions to plan	45,000	43,000
Management cost	(5,000)	(5,000)
Actual return on assets	21,000	19,000
Foreign currency translation	(87,000)	63,000

Plan assets, end of year	$730,000	$756,000

            The amount recognized in other comprehensive loss as of March 31 consists of:

	2015	2014

Unrecognized net losses (gross of deferred taxes)	$228,000	$130,000

            The projected benefit obligation, accumulated benefit obligation and the fair value plan assets at March 31 were as follows:

	2015	2014

Projected benefit obligation	$814,000	$755,000
Accumulated benefit obligation	814,000	755,000
Fair value of plan assets	730,000	756,000

            We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on March 31, 2015 of 84,000, as accrued pension liability. We have recorded the excess of the fair value of the plan assets over the projected benefit obligation of $1,000, as of March 31, 2014, as prepaid pension asset.

The cost of our defined benefit retirement plan includes the following components for the years ended March 31:

	2015	2014	2013

Gross service cost, net of employee contribution	$5,000	$5,000	$5,000
Interest cost	34,000	33,000	35,000
Expected return on assets	(28,000)	(21,000)	(21,000)
Amortization	5,000	7,000	15,000

Net periodic retirement cost	$16,000	$24,000	$34,000

Major assumptions used in the above calculations include:

	2015	2014

Discount rate	3.40%	4.60%
Expected return on assets	2.60%	3.70%

 The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.  The expected return on assets assumption on the investment portfolio for the defined benefit plan is based on the long-term expected returns for the assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.

Plan Assets.

 The primary objective of the Netherlands pension plan is to meet retirement income commitments to plan participants at a reasonable cost.  In The Netherlands, consistent with typical practice, the pension plan is funded through a guaranteed insurance contract with Zwitser Leven, an insurance company.  Zwitser Leven is responsible for the investment strategy of the insurance premiums we make.  We have characterized the assets of the pension plan as an “other contract.”

 The primary objective of the U.K. pension plan is to meet retirement income commitments to plan participants at a reasonable cost.  The objective is achieved through growth of capital and safety of funds invested.  The pension plan assets are invested in a Deposit Administration Contract with Phoenix Life Limited, an insurance company, with underlying investments primarily in fixed interest U.K. government bonds.

The allocation of pension plan assets as of March 31 was as follows:

	2015		2014
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Other Contract (Netherlands Plan)	100%	100%	100%	100%
Deposit Administration Contract (U.K. Plan)	100%	100%	100%	100%

We calculate the market value of the pension plan assets, held in Zwitser Leven insured assets, as the stream, based on mortality (an unobservable input), of the earned guaranteed benefit payments discounted at market interest rate.  Accordingly, we have classified the Netherlands pension plan assets as Level 3 assets.  The market value of the U.K. pension plan reflects the value of our contributions to the plan and the credited accrued interest at the rate specified in the Deposit Administration Contract.  Accordingly, we have classified the U.K. plan assets as Level 2 assets.

The fair value of the pension plan assets at March 31 by asset class is as follows:

Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2015
Other Contract (Netherlands Plan)	$3,593,000	$15,000	$-	$3,578,000
Deposit Administration Contract (U.K. Plan)	730,000	-	730,000	-

2014
Other Contract (Netherlands Plan)	$2,665,000	$-	$-	$2,665,000
Deposit Administration Contract (U.K. Plan)	756,000	-	756,000	-

The reconciliation of beginning and ending balances for our Level 3 assets is as follows:

Other Contract (Netherlands Pension Plan Assets)

Beginning balance as at April 1, 2014	$2,665,000
Loss recognized in earnings	62,000
Unrealized actuarial gain recognized in other comprehensive loss	1,531,000
Purchases	129,000
Sales	(7,000)
Unrealized foreign currency translation loss recognized in other comprehensive loss	(802,000)

Ending balance as at March 31, 2015	$3,578,000

The unrealized actuarial gain of $1,531,000, recognized in other comprehensive loss, is equally offset by an unrealized actuarial loss, recognized in other comprehensive income, in the Vested Benefit Obligation.

Note 8: Income Taxes

The components of income tax expense for the years ended March 31 consist of the following:

	2015	2014	2013
Income tax provision:
Current:
U.S. and State	$7,970	$13,184	$14,721
Foreign	54,901	45,078	31,159
Deferred:
Foreign	2,635	13,637	4,890

Total income tax expense	$65,506	$71,899	$50,770

Actual income tax expense differs from statutory federal income tax benefit for the years ended March 31 as follows:

	2015	2014	2013

Statutory federal income tax benefit	$(2,600,322)	$(1,798,742)	$(1,110,611)
State tax benefit, net of federal taxes	(209,592)	(125,308)	(82,462)
Foreign tax	(39,681)	(38,832)	(27,433)
Nondeductible expenses – other	126,158	121,817	110,725
Nondeductible expenses – transaction costs	462,179
Subpart F income	32,683	35,309	33,306
Valuation allowance increase	2,477,900	1,006,587	1,035,135
Stock compensation	132,091	267,020	(154,641)
NOL expiration	(52,888)	307,295	-
Other	263,026	296,753	246,751

Total income tax expense	$65,506	$71,899	$50,770

Deferred taxes at March 31 consist of the following:

	2015	2014
Deferred tax assets (liabilities):
Depreciation	$400,427	$126,223
Amortization	(5,086,267)	21,120
Pension liability	199,194	149,684
Stock based compensation	1,623,934	691,263
Inventory	183,882	-
Debt discount	(1,881,232)	-
Other reserves and accruals	575,903	140,643
Undistributed foreign earnings	(429,399)	(344,590)
Foreign tax credits	67,516	67,516
Net operating losses	19,885,322	12,487,455

	$15,539,280	$13,339,314

Less valuation allowance	(15,340,086)	(13,189,621)

	$199,194	$149,693

At March 31, 2015, we had U.S. net operating loss (NOL) carryforwards of approximately $55.0 million for U.S. income tax purposes, which expire in 2018 through 2035.  U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.  In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December of 2006 follow-on public offering resulted in an "ownership change" under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 is limited to approximately $750,000 per year.  Also, we believe there was an ownership change in December of 2012.  Our ability to use NOL tax attributes generated after December 2006 and before December 2012 is limited to approximately $2,000,000 per year.  Additionally, as a result of the merger, we believe there was an ownership change in March 2015.  Our ability to use NOL tax attributes generated after December 2012 and before March 2015 is limited to approximately $1,200,000 per year.

At March 31, 2015, VSCI had NOL carry forwards of approximately $78 million for U.S. income tax purposes, which expire at various dates through 2035.  The merger transaction caused an ownership change as of March 31, 2015.  We have not performed a detailed analysis to determine whether an ownership change prior to March 31, 2015 had occurred.  Such a change of ownership could limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

Certain stock option exercises resulted in tax deductions in excess of previously recorded tax benefits.  The Company’s NOL carry forwards of $55.0 million referenced above include approximately $1.9 million of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce the company’s current taxes payable in 2015, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in-capital when and if recognized.

 We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets.  Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements.  The deferred tax asset increased by $2,199,960 and $1,010,227, respectively, in fiscal 2015 and 2014.  The related valuation allowance increased by $2,150,465 and $1,006,587, respectively, in fiscal 2015 and 2014.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years.

Under our accounting policies, we recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of March 31, 2015 and 2014, we recorded no accrued interest or penalties related to uncertain tax positions.

We have provided for U.S. deferred income taxes as of March 31, 2015 and 2014 for the undistributed earnings from our non-U.S. subsidiaries.

The fiscal tax years 2011 through 2015 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject.  In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2011 through 2015 remain open for examination.

Note 9: Business Segment Information

ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments.  Reportable segments are defined primarily by the nature of products and services, the nature of the production processes, and the type of customers for our products and services.

In accordance with the objective and basic principles of the standard the Company has aggregated it operating segments into one reportable segment: medical devices With the acquisition of VSCI on the last day of the fiscal year 2015, the Company will determine its reportable segment(s) during fiscal 2016 as it establishes its reporting structures and how the company's chief operating decision-maker will evaluate performance, make operating decisions and allocate resources for the combined entity.

 Information regarding geographic area net sales to customers for the years ended March 31 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

2015	$19,970,000	$2,506,000	$4,050,000	$26,526,000

2014	$18,042,000	$2,485,000	$4,050,000	$24,577,000

2013	$16,401,000	$2,189,000	$3,828,000	$22,418,000

(1)	No other foreign country accounts for 10% or more of the consolidated net sales

Information regarding geographic area long-lived assets at March 31 is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

2015	$1,397,000	$3,000	$472,000	$1,872,000

2014	1,441,000	4,000	615,000	2,060,000

Accounting policies for the operations in the various geographic areas are the same as those described in Note 1.  Sales attributed to each geographic area are net of intercompany sales and are attributed to countries based on location of customers.   No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

Note 10. Selected Consolidated Quarterly Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended March 31, 2015.  In our opinion, this unaudited information is prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.  The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

	2015
	Q1	Q2	Q3	Q4	Annual
Net sales	$6,384,629	$6,454,630	$6,666,905	$7,019,811	$26,525,975
Gross profit	5,593,318	5,710,405	5,888,499	6,218,043	23,401,265
Net loss	(2,190,332)	(1,080,246)	(2,105,338)	(2,333,241)	(7,709,158)
Basic and diluted net loss per share	$(0.14)	$(0.07)	$(0.13)	$(0.15)	$(0.49)

	2014
	Q1	Q2	Q3	Q4	Annual
Net sales	$5,840,841	$5,976,875	$6,398,675	$6,360,735	$24,577,126
Gross profit	5,092,794	5,235,033	5,620,408	5,579,080	21,527,315
Net loss	(1,609,292)	(1,927,480)	(670,832)	(1,145,486)	(5,353,090)
Basic and diluted net loss per share	$(0.11)	$(0.26)	$(0.04)	$(0.07)	$(0.35)

COGENTIX MEDICAL, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

Exhibit No.	Exhibit	Method of Filing
*2.1	Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

3.1	(a) Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(b) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(c) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on December 15, 2010 (File No. 000-20970)

	(d) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K as filed with the SEC on August 1, 2014 (File No. 000-20970)

	(e) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

	(f) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on July15, 2009 (File No. 000-20970)

10.1	Common Stock Purchase Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated November 9, 2009.	Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 12, 2009 (File No. 000-20970)

10.2	Common Stock Purchase Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated September 30, 2011.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 4, 2011 (File No. 000-20970)

i

Exhibit No.	Exhibit	Method of Filing
10.3	Letter Agreement dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell regarding extension of warrants.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.4	Convertible Promissory Note issued by Vision-Sciences, Inc. issued to Lewis C. Pell dated as of September 19, 2012.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 20, 2012 (File No. 000-20970)

10.5	Additional Convertible Promissory Note issued by Vision-Sciences, Inc. to Lewis C. Pell dated September 25, 2013.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2013 (File No. 000-20970)

10.6	2014 Convertible Promissory Note issued by Vision-Sciences, Inc. to Lewis C. Pell dated June 16, 2014.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the SEC of June 17, 2014 (File No. 000-20970)

10.7	Amendment to Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.8	Amendment to Additional Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.9	Amendment to 2014 Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.10	Letter Agreement between Vision-Sciences, Inc. and Lewis C. Pell dated August 14, 2012.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 (File No. 000-20970)

10.11	Letter Agreement dated June 21, 2013 between the Company and Lewis C. Pell.	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 25, 2013 (File No. 000-20970)

10.12	Letter Agreement dated May 29, 2014 between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on May 30, 2014 (File No. 000-20970)

Exhibit No.	Exhibit	Method of Filing
10.13	Letter Agreement dated October 24, 2014 between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 13, 2014 (File No. 000-20970)

10.14	Letter Agreement dated December 21, 2014 between Vision-Sciences, Inc. and Lewis C. Pell regarding termination of maintenance of liquidity obligation.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC of December 22, 2014 (File No. 000-20970)

10.15	Purchase Agreement between Vision-Sciences, Inc. and Lincoln Park Capital Fund, LLC dated April 27, 2012.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2012 (File No. 000-20970)

10.16	Modification Agreement between Vision-Sciences, Inc. and Lincoln Park Capital Fund, LLC dated July 26, 2012.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 26, 2012 (File No. 000-20970)

10.17	Form of Common Stock Purchase Agreement dated January 18, 2011.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 19, 2011 (File No. 000-20970)

**10.18	Employment Letter dated November 26, 2013 between Vision-Sciences, Inc. and Howard I. Zauberman.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 27, 2013 (File No. 000-20970)

**10.19	Employment Agreement dated June 26, 2014 between Vision-Sciences, Inc. and Gary Siegel.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014 (File No. 000-20970)

***10.20	Supply Agreement between Vision-Sciences, Inc. and Stryker Corporation dated September 22, 2010.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2010 (File No. 000-20970)

10.21	Lease Agreement between Vision-Sciences, Inc. and 30 Ramland Road LLC dated as of March 23, 2000.	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000 (File No. 333-72547)

10.22	First Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of August 31, 2000.	Filed herewith

10.23	Second Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of January 7, 2005.	Filed herewith

Exhibit No.	Exhibit	Method of Filing
10.24	Third Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of December 26, 2006.	Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC on July 3, 2008 (File No. 000-20970)

10.25	Fourth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of April 12, 2009.	Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 29, 2009 (File No. 000-20970)

10.26	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD.	Incorporated by reference to Exhibit 6.1 to Uroplasty’s Registration Statement on Form 10SB as filed with the SEC on July 10, 1996 (File No. 000-20989)

10.27	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System).	Incorporated by reference to Exhibit 10.15 to Uroplasty’s Form 10-KSB/A for the year ended March 31, 2001 (File No. 000-20989)

10.28	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc.	Incorporated by reference to Exhibit 10.36 to Uroplasty's Current Report on Form 8-K as filed with the SEC on March 20, 2007 (File No. 001-32632)

**10.29	Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated July 22, 2013	Incorporated by reference to Exhibit 10.15 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-32632)

**10.30	First Amendment to the Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated May 29, 2014	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on June 3, 2014 (File No. 001-32632)

**10.31	Employment Agreement between Uroplasty, Inc. and Darin Hammers dated February 11, 2013	Incorporated by reference to Exhibit 10.14 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-32632)

**10.32	First Amendment to the Employment Agreement between Uroplasty, Inc. and Darin Hammers dated October 1, 2014	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on October 3, 2014 (File No. 001-32632)

**10.33	Employment Agreement between Uroplasty, Inc. and Brett Reynolds dated July 25, 2013	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on August 12, 2013 (File No. 001-32632)

Exhibit No.	Exhibit	Method of Filing
10.34	Confidential Separation and Release Agreement dated October 22, 2014, between Uroplasty, Inc. and Susan H. Holman	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on October 24, 2014 (File No. 001-32632)

10.35	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006	Incorporated by reference to Exhibit 10.25 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on January 24, 2006 (File No. 001-32632)

10.36	First Amendment to Lease by and between Liberty Property Limited Partnership and Uroplasty, Inc. dated January 24, 2014	Incorporated by reference to Exhibit 10.21 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-32632)

10.37	Lease Agreement between Glenborough Flanders Park, LLC and Cogentix Medical, Inc. dated as of April 2, 2015.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on April 3, 2015 (File No. 000-20970)

**10.38	Cogentix Medical, Inc. 2015 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-8 as filed with the SEC on March 31, 2015 (File No. 333-203135)

**10.39	Uroplasty, Inc. 2002 Employee Stock Option Plan	Incorporated by reference to the copy filed as Appendix B to Uroplasty’s Definitive Proxy Statement as filed with the SEC on August 1, 2002 (File No. 000-20989)

**10.40	Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to the copy attached as Appendix A to Uroplasty’s Definitive Proxy Statement as filed with the SEC on July 25, 2008 (File No. 001-32632)

**10.41	Form of Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.42	Form of Non-employee Director Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

v

Exhibit No.	Exhibit	Method of Filing
**10.43	Form of Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.44	Form of Non-employee Director Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to Exhibit 10.4 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.45	Uroplasty, Inc. Performance Award Grant Notice 2006 Equity and Incentive Plan	Incorporated by reference to Exhibit 10.2 to Uroplasty’s Current Report on Form 8-K filed October 3, 2014 (File No. 001-32632)

**10.46	Vision-Sciences, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000 (File No. 333-72547)

**10.47	Vision-Sciences, Inc. 2003 Director Option Plan, as amended	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed with the SEC on October 10, 2008 (File No. 333-154150)

**10.48	Vision-Sciences, Inc. 2007 Stock Incentive Plan, as amended	Incorporated by reference to the Appendix A to the Definitive Proxy Statement filed with the SEC on July 27, 2007 on Schedule 14A (File No. 000-20970)

**10.49	Restricted Stock Agreement dated November 26, 2013 between Vision-Sciences, Inc. and Howard I. Zauberman	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 27, 2013 (File No. 000-20970)

21.1	Subsidiaries of Cogentix Medical, Inc.	Filed herewith

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm	Fied herewith

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the CEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the CFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Method of Filing
101.INS	XBRL Instance	Furnished herewith ****

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith ****

101.CAL	XBRL Taxonomy Extension Calculation	Furnished herewith ****

101.DEF	XBRL Taxonomy Extension Definition	Furnished herewith ****

101.LAB	XBRL Taxonomy Extension Labels	Furnished herewith ****

101.PRE	XBRL Taxonomy Extension Presentation	Furnished herewith ****

* Certain schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  We will furnish copies of any such omitted schedules to the SEC upon request.

** Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Item 15(a) and 15(b) of Form 10-K.

*** Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the SEC.

**** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.