Form 10-Q
period 2015-06-30
COGENTIX MEDICAL INC /DE/
filed 2015-08-14
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ______ to _______.

Commission File No. 000-20970

COGENTIX MEDICAL, INC.
(Exact name of registrant as specified in its Charter)

Minnesota, U.S.A.	13-3430173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Feltl Road
Minnetonka, Minnesota,  55343
(Address of principal executive offices)

(952) 426-6140
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐   NO ☒

As of August 10, 2015 the registrant had  26,186,881 shares of common stock outstanding.

INDEX

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

As used in this report, the terms “Cogentix,””Cogentix Medical,” “Company,” “we,” “us,” “our” and similar references refer to Cogentix Medical, Inc. (formerly known as Vision-Sciences, Inc.) and our consolidated subsidiaries, and the term “common stock” refers to our common stock, par value $0.01 per share.  References to “VSCI,” “Vision-Sciences” or “Vision” generally refer to Vision-Sciences, Inc. and its consolidated subsidiaries prior to the consummation of the merger of Uroplasty, Inc. with and into Vision’s wholly-owned merger subsidiary (“Merger Sub”) on March 31, 2015 (the “Merger”), and sometimes also are used as references to our current, ongoing operations related to the historical VSCI that continue following the Merger.  References to “UPI” or “Uroplasty” generally refer to Uroplasty, Inc., and its consolidated subsidiaries prior to the consummation of the Merger, and sometimes also are used as reference to our current, ongoing operations related to the historical Uroplasty that continues following the Merger.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report that refer to our estimated or anticipated future results, including estimated synergies, or other non-historical facts are forward-looking statements that reflect our current perspective of existing trends and information as of the date of this report.  Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “plan,” “could,” “should,” “estimate,” “expect,” “forecast,” “outlook,” “guidance,” “intend,” “may,” “might,” “will,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions.  These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements.  Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  By way of example and without implied limitation, such risks, uncertainties and factors that affect our business included:

•	we plan to obtain additional financing, which may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility;
•	we may be unable to successfully integrate Uroplasty’s and Vision’s operations or realize the anticipated cost savings and other potential benefit of the merger in a timely manner, if at all. As a result, the value of our shares may be adversely affected;
•	we may attempt to acquire new products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefit or harm our existing business;
•	we continue to incur losses and may never reach profitability;
•	the use and acceptance of our products depends heavily upon the availability of third-party reimbursement for the procedures in which its products are used;
•	we cannot predict how quickly or how broadly the market will accept our products;
•	that we are subject to changing federal and state regulations that could increase the cost of doing business or impose requirements with which we cannot comply;
•	the 2010 Healthcare Reform Legislation imposes an excise tax on us that we may be unable to recoup, and requires cost controls that may impact the rate of reimbursement for our products;
•	changes in regulatory policy, particularly at the FDA, might adversely affect our operations;

•	if we are not able to attract, retain and motivate our sales force and expand our distribution channels, our sales and revenues will suffer;
•	the size and resources of our competitors may render it difficult for us to successfully compete in the marketplace;
•	we are primarily dependent on sales of two product lines and our business would suffer if sales of either of these product lines decline;
•	we could be subject to fines and penalties, or required to temporarily or permanently cease offering products, if we fail to comply with the extensive regulations applicable to the sale and manufacture of medical products;
•	our distributors may not obtain regulatory approvals in a timely basis, or at all;
•	we may not have the resources to successfully market our products, which would adversely affect our business and results of operations;
•	if we cannot attract and retain our key personnel and management team, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives;
•	if third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product;
•	if we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively;
•	product liability claims could adversely affect our business and results of operations;
•	security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer;
•	the loss or interruption of materials from any of our key suppliers could delay the manufacture of our products, which would limit our ability to generate sales and revenues;
•	if we are not able to maintain sufficient quality controls, regulatory approvals of our products by the European Union, Canada, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer;
•	if we are not able to acquire or license other products, our business and future growth prospects could suffer;
•	our business strategy relies on assumptions about the market for our products, which, if incorrect, would adversely affect our business prospects and profitability;
•	we derive a significant portion of our sales and revenues from outside of the U.S. and we are subject to the risks of international operations;
•	failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results;
•	our stock is thinly traded and you may find it difficult to sell your investment in our stock at quoted prices;
•	our stock price may fluctuate and be volatile;
•	future sales of our common stock in the public market could lower our share price;
•	our corporate documents and Minnesota law contain provisions that could discourage, delay or prevent a change in control of the company; and
•	we do not intend to declare dividends on our stock in the foreseeable future.

When relying on forward-looking statements to make decisions with respect to the Company, our investors and others should carefully consider the foregoing factors and other uncertainties and potential events and read our filings with the SEC, available at www.sec.gov for a discussion of these and other risks and uncertainties.  We do not undertake any obligation to update or revise any forward-looking statement, except as may be required by law.  We qualify all forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015

Assets

Current assets:
Cash and cash equivalents	$5,996,245	$9,261,903
Accounts receivable, net	6,450,016	7,306,653
Inventories	4,868,685	4,825,984
Other	902,323	749,466
Total current assets	18,217,269	22,144,006

Property, plant, and equipment, net	1,969,809	1,813,343
Goodwill	18,749,888	18,749,888
Other intangible assets, net	13,114,391	13,748,582
Deferred tax assets and other	303,315	296,860

Total assets	$52,354,672	$56,752,679

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,875,197	$3,967,975
Interest payable	599,954	523,743
Income taxes payable	25,602	25,998
Accrued liabilities:
Compensation	2,868,815	3,285,952
Other	1,505,110	2,450,058
Total current liabilities	8,874,678	10,253,726

Convertible debt – related party, net	22,795,464	22,529,497
Accrued pension liability	1,020,389	955,780
Other	228,468	265,766

Total liabilities	32,918,999	34,004,769

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 Shares authorized; none issued or outstanding	-	-
Common stock $.01 par value; 100,000,000 shares authorized, 26,053,081 and 25,676,212 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	260,532	256,763
Additional paid-in capital	75,747,690	75,530,641
Accumulated deficit	(55,451,989)	(51,883,229)
Accumulated other comprehensive loss	(1,120,560)	(1,156,265)

Total shareholders’ equity	19,435,673	22,747,910

Total liabilities and shareholders’ equity	$52,354,672	$56,752,679

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2015	2014

Net sales	$11,150,212	$6,384,629
Cost of goods sold	3,652,510	791,311

Gross profit	7,497,702	5,593,318

Operating expenses
General and administrative	1,893,272	1,577,368
Research and development	1,062,460	909,444
Selling and marketing	6,651,379	5,272,621
Amortization	634,191	8,326
Transaction costs	468,607	-
	10,709,909	7,767,759

Operating loss	(3,212,207)	(2,174,441)

Other income (expense)
Interest income	1,582	3,012
Interest expense	(343,555)	-
Foreign currency exchange gain	2,998	911
	(338,975)	3,923

Loss before income taxes	(3,551,182)	(2,170,518)

Income tax expense	17,578	19,814

Net loss	$(3,568,760)	$(2,190,332)

Basic and diluted net loss per common share	$(0.14)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	26,053,081	15,749,869

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30
	2015	2014

Net loss	$(3,568,760)	$(2,190,332)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	57,458	(789)
Unrealized gain (loss) on available-for-sale investments	-	(743)
Pension adjustments	(21,753)	(396)
Total other comprehensive income (loss), net of tax	35,705	(1,928)
Comprehensive loss	$(3,533,055)	$(2,192,260)

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2015
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2015	25,676,212	$256,763	$75,530,641	$(51,883,229)	$(1,156,265)	$22,747,910

Share-based compensation	379,499	3,795	221,403	-	-	225,198

Exercise of stock options, net of shares exchanged	(2,630)	(26)	(4,354)	-	-	(4,380)

Comprehensive loss	-	-	-	(3,568,760)	35,705	(3,533,055)

Balance at June 30, 2015	26,053,081	$260,532	$75,747,690	$(55,451,989)	$(1,120,560)	$19,435,673

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30
	2015	2014
Cash flows from operating activities:
Net loss	$(3,568,760)	$(2,190,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853,165	72,584
Loss loss on disposal of equipment	216	1,249
Amortization of premium on marketable securities	-	343
Share-based compensation expense	225,198	323,304
Amortization of discount on related party debt	265,967	-
Long term incentive plan	(29,176)	-
Tax expense (benefit)	(1,414)	2,205
Deferred rent	(2,669)	22,744
Changes in operating assets and liabilities:
Accounts receivable, net	816,135	263,078
Inventories	(43,959)	(92,649)
Other current assets	(50,717)	(30,323)
Interest payable	76,211	-
Accounts payable	(90,040)	49,797
Accrued compensation	(421,327)	94,249
Accrued liabilities, other	(1,035,323)	(65,795)
Accrued pension liability, net	39,745	44,081
Deferred revenue	72,080	-
Net cash used in operating activities	(2,894,668)	(1,505,465)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	-	3,050,000
Purchases of property, plant and equipment	(395,387)	(52,739)
Net cash provided by investing activities	(395,387)	2,997,261

Cash flows from financing activities:
Proceeds from exercise of stock options	-	48,600
Net cash provided by financing activities	-	48,600

Effect of exchange rate changes on cash and cash equivalents	24,397	(315)

Net increase (decrease) in cash and cash equivalents	(3,265,658)	1,540,081

Cash and cash equivalents at beginning of period	9,261,903	8,681,609

Cash and cash equivalents at end of period	$5,996,245	$10,221,690

Cash paid during the period for income taxes	$17,578	$38,700
Cash paid during the period for interest	$1,400	-

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Cogentix Medical, Inc., headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company. We design, develop, manufacture and market innovative proprietary technologies serving the urology, urogynecology/gyn, ENT (ear, nose and throat) and gastrointestinal markets. The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation (PTNS) for the office-based treatment of overactive bladder (OAB). The FDA-cleared EndoSheath® Systems combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy. In the U.S. and worldwide, the Company also offers Macroplastique®, a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the Company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation.

The Company is the result of the Merger effective as of March 31, 2015 (the “effective date”) of two medical device companies, Uroplasty, Inc. and Vision-Sciences, Inc. On the effective date of the Merger, the two companies completed an all-stock merger, pursuant to which UPI merged with and into Merger Sub.  Merger Sub was the surviving company from the Merger, and changed its name to Uroplasty, LLC.   After the merger, VSCI and its consolidated subsidiaries, including Uroplasty LLC, and its subsidiaries, operate under the name Cogentix Medical, Inc.

Upon closing of the Merger, the former UPI stockholders owned approximately 62.5% and the VSCI shareholders retained approximately 37.5% of the company. Accordingly, while VSCI was the legal acquirer and issued its shares in the Merger, UPI is the acquiring company in the Merger for accounting purposes and the Merger has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the financial statements of the Company prior to the effective date of the Merger are the historical financial statements of UPI, whereas the financial statements of the Company after the effective date of the Merger reflect the results of the operations of UPI and VSCI on a combined basis. See additional disclosure provided in note 2.

We have prepared our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full fiscal year.  These Condensed Consolidated Financial Statements, presented herein, should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2015.

The Condensed Consolidated Financial Statements presented herein as of June 30, 2015 and for the three month periods ended June 30, 2015 and 2014, reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, purchase price allocation on acquisition, the determination of recoverability of long-lived and intangible assets, long-term incentive plans, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-K for the fiscal year ended March 31, 2015.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three months ended June 30, 2015 and we have made no changes to these policies during fiscal 2016.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2016, driven by continued investment in a direct sales force for the U.S. market, spending for marketing and for research and development, integration of UPI and VSCI, and general business operations. As of June 30, 2015, we had cash and cash equivalents totaling approximately $6.0 million. We plan to obtain additional debt and/or equity financing during fiscal 2016.   There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Note 2. Business Combination - Merger Between Uroplasty, Inc. and Vision-Sciences, Inc.

The Merger has been accounted for as an acquisition of VSCI by UPI, in accordance with Accounting Standards Codification (ASC) Topic 805, "Business Combinations," using the acquisition method of accounting with UPI as the accounting acquirer. Since the Company (formerly known as Vision-Sciences), as the parent company of UPI after the Merger, is the legal acquirer, the Merger has been accounted for as a reverse acquisition.  Under these accounting standards, UPI’s total purchase price of $16.5 million is calculated as if UPI had issued its shares to VSCI stockholders and converted options and warrants to purchase VSCI shares to options and warrants to purchase UPI’s common stock.

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of VSCI acquired in the merger, based on their fair values at the effective date of the Merger. The estimated fair values are preliminary and based on the information that was available as of the effective date of the Merger. The Company believes that the information provides a reasonable basis for estimating the fair values, but the Company is waiting for additional information necessary to finalize these amounts, particularly with respect to the estimated fair value of intangible assets and property, plant and equipment and deferred taxes related thereto. Thus the preliminary measurements of fair value reflected are subject to changes and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the merger date. There were no changes during the three months ended June 30, 2015 to the preliminary measurements of fair value. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

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
	$13,660,000

The supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on April 1, 2013:

Three months ended June 30, 2014

Supplemental pro forma combined results of operations:
Net sales	$10,137,000
Net loss	$(5,040,439)
Loss per share – basic and diluted	$(0.20)

Adjustments to the supplemental pro forma combined results of operations are as follows:

Three months ended June 30, 2014

Increase in amortization of intangibles	$594,000
Interest amortization on related party debt	279,000
Increase in net loss	$873,000

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the April 1, 2013, or of future results of the consolidated entities.  The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Note 3. Goodwill and Other Intangible Assets

Goodwill

As described in note 2, on March 31, 2015, for accounting purposes, UPI was deemed to have acquired VSCI for a purchase price of $16.5 million, and as a result, the Company recognized $18.7 million in goodwill. There was no change in the goodwill balance as of June 30, 2015.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2015 and March 31 2015:

	June 30, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$6,200,000	$222,000	$6,200,000	$-
Patents	5,653,000	5,572,000	5,653,000	5,564,000
Trademarks and trade names	190,000	22,000	190,000	-
Customer relationships	7,270,000	383,000	7,270,000	-
	$19,313,000	$6,199,000	$19,313,000	$5,564,000
Accumulated amortization	6,199,000		5,564,000

Net book value of amortizable intangible assets	$13,114,000		$13,749,000

For the three months ended June 30, 2015 and 2014, amortization of intangible assets charged to operations was approximately $634,000 and $8,000, respectively.  The weighted average remaining amortization period for intangible assets as of June 30, 2015 was approximately 5.75 years.

Note 4. Newly Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).”  Under the current guidance (i.e., ASC 330-10-352 before the ASU), an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor).  The new guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM).  The amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 31, 2016.  We do not believe the adoption of this update will have a material impact on our financial statements.

Note 5. Fair Value Measurements

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements.  The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures.  The framework prioritizes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following three broad levels of inputs may be used to measure fair value under the fair value hierarchy:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

On June 30, 2015 and March 31, 2015, the only asset or liability measured at fair value on a recurring basis was the long-term incentive plan accrual with a fair value of $398,000 and $730,000, respectively, considered a level 3 measurement. The long-term incentive plan began on October 2, 2014 and is described in note 9. The estimated fair value of the accrual is calculated on a quarterly basis using a Monte Carlo valuation model.  Vesting is based on the probability of meeting the stock price criteria, the probability of which is considered in determining the estimated fair value.

Remeasurements to fair value on a nonrecurring basis relate primarily to our property, plant and equipment and intangible assets and occur when the derived fair value is below their carrying value on our Consolidated Balance Sheet.  As of June 30, 2015 and March 31, 2015 we had no remeasurements of such assets to fair value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued liabilities and convertible debt-related party approximate fair market value.

Note 6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Historically, the inventory write-offs have generally been within our expectations. Inventories consist of the following:

	June 30, 2015	March 31, 2015

Raw materials	$3,377,000	$3,156,000
Work-in-process	658,000	527,000
Finished goods	834,000	1,143,000

	$4,869,000	$4,826,000

Inventories acquired in a business combination are recorded at their estimated fair value less profit for sales efforts and expensed in cost of sales as that inventory is sold. On March 31, 2015, inventories included an adjustment amount of $240,000 related to VSCI inventory recorded at estimated fair value. During the three months ended June 30, 2015, $180,000 was recorded as an addition to cost of goods sold and on June 30, 2015, $60,000 of the adjustment amount remained, which will be recorded during the second fiscal quarter ending September 30, 2015.

Note 7. Net Loss per Common Share

We calculate basic net loss per common share amounts by dividing net loss by the weighted-average common shares outstanding, excluding outstanding shares contingently subject to forfeiture.  For calculating diluted net loss per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we had a net loss during the three months ended June 30, 2015 and 2014 the following options and warrants and outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of stock option and warrant exercise prices

June 30, 2015	2,638,000	$1.64 to $24.40
June 30, 2014	1,604,000	$0.77 to $2.63

Note 8. Shareholder’s Equity

Share-based compensation.  On June 30, 2015, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 1,502,587 shares remain available for grant on June 30, 2015.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $225,000 and $323,000 in share-based compensation expense for the three months ended June 30, 2015 and 2014, respectively.

On June 30, 2015, we had approximately $1,103,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average period of approximately 1.75 years.  We also had $1,443,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted shares that we expect to recognize over a weighted-average period of approximately 2.16 years.

We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the three months ended June 30:

	2015	2014

Expected life in years	3.84	3.47
Risk-free interest rate	1.11%	1.0%
Expected volatility	63.94%	68.43%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$0.79	$1.59

The expected life for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our stock.  We estimate the forfeiture rate for stock awards to be approximately 10% for executive employees and directors and approximately 15% for non-executive employees for fiscal 2016 awards based on our historical experience.

The following table summarizes the activity related to our stock options during the three months ended June 30, 2015:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2015	2,251,085	$5.32	5.06	$-
Options granted	617,914	1.64
Options exercised	-	-
Options surrendered	(77,325)	6.16

Outstanding at June 30, 2015	2,791,674	$4.48	5.48	$-

Exercisable at June 30, 2015	1,661,379	$5.83	3.96	$-

The total fair value of stock options that vested during the three months ended June 30, 2015 and 2014 was $55,000 and $95,000, respectively.

Our 2015 Plan also permits the compensation committee of our board of directors to grant other stock-based benefits, including restricted shares. The following table summarizes the activity related to our restricted shares during the three months ended June 30, 2015:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2015	317,741	$4.47	1.93	$387,644
Shares granted	379,499	1.64
Shares vested	(97,223)	4.50
Shares forfeited	-	-

Balance at June 30, 2015	600,017	$2.68	2.16	$972,027

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock at the end of each period.

Stock Warrants-Related Party.  On June 30, 2015, the Company has warrants outstanding that were issued to Mr. Lewis C. Pell, a member of the Company’s board of directors, to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The duration in which the warrants may be exercised commences on the earlier of (i) March 31, 2018 or (ii) three days prior to the record date established for the declaration of any dividend or distribution of any rights in respect to our common stock in cash or other property other than our common stock, and terminates on the later of (x) the maturity date of the convertible promissory notes or (y) the date the convertible promissory notes are paid in full or converted into shares.  In addition, the warrants may be exercised immediately prior to a change in control.

Long-Term Incentive Plan and Awards.  On October 1, 2014, the compensation committee of our board of directors and our board of directors approved and adopted a Performance Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan, as amended, and on October 2, 2014, grants of Performance Awards (the “Awards”) were made to members of our senior management team.

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

A stock price target is considered achieved on the date (a) the average closing price of a share of our common stock equals or exceeds a stock price target for at least 45 consecutive trading days or (b) of the consummation of a change of control of the Company, provided the closing price of a share of our common stock on the last trading day immediately preceding the closing date of the change of control equals or exceeds a stock price target not previously achieved during the Performance Period.

The Awards are accounted for as liability awards under the share-based compensation accounting guidance, as the awards are based on the performance of our common stock and are expected to be settled in cash.  Expense for the awards is recognized over the derived service period of approximately 2.4 years. We recorded a liability of $123,000 at June 30, 2015 and related expense was $(29,000) for the three months ended ending June 30, 2015 for the Awards.

Note 9. Convertible Debt – Related Party

The following table is a summary of our convertible debt – related party on June 30, 2015:

	Gross Principal Amount	Unamortized Debt Discount	Net Amount

Note Payable A	$20,000,000	$(4,021,808)	$15,978,192

Note Payable B	3,500,000	(620,944)	2,879,056

Note Payable C	4,990,000	(1,051,784)	3,938,216
	$28,490,000	$(5,694,536)	$22,795,464

The Convertible Debt-Related Party is held by Mr. Lewis C. Pell, a member of the Company’s board of directors, and consists of three convertible promissory notes.

•            Note Payable A accrues annual interest at the rate of 0.84%. The outstanding principal amount of Note Payable A is convertible into shares of our common stock at a conversion price of $6.00 per share.

•            Note Payable B accrues annual interest at the rate of 1.66%. The outstanding principal amount of Note Payable B is convertible into shares of our common stock at a conversion price of $4.45 per share.

•            Note Payable C accrues annual interest at the rate of 1.91%. The outstanding principal amount of Note Payable C is convertible into shares of our common stock at a conversion price of $5.55 per share.

At June 30, 2015, we had an aggregate amount of $599,954 in accrued interest under the convertible notes payable, which is included in accrued expenses on our consolidated balance sheet.

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

Under purchase accounting for the merger, the convertible promissory notes were recorded at fair value on the merger date, resulting in a discount from their face value of $5,960,000. The discount is being amortized over the remaining term based on the effective interest rate method with an imputed interest rate of 4.72%.

Note 10. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $70,000 and $72,000 for the three months ended June 30, 2015, and 2014, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three month period ended June 30:

	Three Months Ended June 30
	2015	2014

Gross service cost	$36,000	$36,000
Interest cost	24,000	37,000
Expected return on assets	(19,000)	(27,000)
Amortization	7,000	1,000
Net periodic retirement cost	$48,000	$47,000

Note 11. Business Segment Information

ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments.  Reportable segments are defined primarily by the nature of products and services, the nature of the production processes, and the type of customers for our products and services.

We operate in two markets, the medical market and the industrial market.  Within the medical market, we have a number of product lines, endoscopy-based products, including flexible fiber and video endoscopes used in the practices of urology, pulmonology, trans-nasal esophagoscopy and ENT (ear, nose and throat) and a proprietary sterile disposable microbial barrier, known as EndoSheath technology, the Urgent PC® Neuromodulation System (“Urgent PC System”) a minimally-invasive, neuromodulation system that delivers percutaneous tibial nerve stimulation for office-based treatment of overactive bladder and associated symptoms; and Macroplastique® Implants (“Macroplastique”), an injectable, urethral bulking agent for the treatment of adult female stress urinary incontinence.

None of the industrial market sales, net losses or assets are more than 10% of our total sales, losses or assets.  Therefore, we aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

For the three months ended June 30, 2015, no country other than the United States represented more than 10% of our consolidated revenue.  Information regarding net sales to customers by geographic area for the three months ended June 30, 2014 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended June 30, 2014	$4,533,000	$697,000	$1,155,000	$6,385,000

(1)	No other country accounts for 10% or more of the consolidated net sales.

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

June 30, 2015	$1,482,000	$488,000	$1,970,000

March 31, 2015	$1,397,000	$475,000	$1,872,000

(1)	Substantially all maintained in The Netherlands

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

We recommend that you read this quarterly report on Form 10-Q in conjunction with our annual report on Form 10-K for the fiscal year ended March 31, 2015.

You should read the following discussion of our financial condition and results of operation together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report.  The following discussions may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, as we discussed in our special note regarding “Forward-Looking Statements” beginning on page 3 of this report and under “Part I - Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2015 and “Part II - Item 1A. Risk Factors” in this report.  These risks could cause our actual results to differ materially from any further performance suggested below.

We do not undertake, nor assume any obligation, to update any forward-looking statement that we may make from time to time.

Overview

Cogentix Medical, Inc. is a global medical device company headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom. We design, develop, manufacture and market innovative proprietary technologies serving the urology, urogynecology/gyn, ENT (ear, nose and throat) and gastrointestinal markets. The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation (PTNS) for the office-based treatment of overactive bladder (OAB). The FDA-cleared EndoSheath® Systems combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy. In the U.S. and worldwide, the Company also offers Macroplastique®, a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation.

The Company is the result of the March 31, 2015 merger of two medical device companies, Uroplasty, Inc. and Vision-Sciences, Inc. The merger was accounted for as a reverse acquisition due to a number of factors including the relative voting interests in the combined company of the former Vision-Sciences and Uroplasty stockholders following the merger.  As a result, Uroplasty and its consolidated subsidiaries represent the accounting acquirer in the merger, and Vision and its consolidated subsidiary represent the legal acquirer in the merger.  Accordingly, while Vision was the legal acquirer in the merger, Uroplasty is treated as the acquiring company in the merger for accounting purposes.

As a result of the merger, our financial statements prior to March 31, 2015 are the historical financial statements of Uroplasty, and our financial statements on and after March 31, 2015 reflect the results of the operations of Uroplasty and Vision-Sciences on a combined basis.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, which require us to make estimates and assumptions in certain circumstances that affect amounts reported.  In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality.

We have identified in our annual report on Form 10-K for the fiscal year ended March 31, 2015, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the three months ended June 30, 2015.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The reported operations for the three months ended June 30, 2015 are the results of Cogentix, while the reported operations for the three months ended June 30, 2014 only include the results of Uroplasty.   Therefore, starting in the first quarter of fiscal 2016, our reported numbers will be materially different than the reported numbers of the same period of the prior years.

Net Sales:  During the three months ended June 30, 2015, consolidated net sales of $11,150,000 represented a $4,766,000, or a 75% increase, over net sales of $6,384,000 for the three months ended June 30, 2014. The increase in consolidated net sales for the three months ended June 30, 2015 was due to the merger with Vision-Sciences.  The revenue for the products from Vision-Sciences totaled $4,242,000 in the three months ended June 20, 2015.  The remainder of the increase is primarily due to the increase in revenue from Urgent PC.

Net sales to customers in the U.S. of $8,412,000 during the three months ended June 30, 2015, represented an increase of $3,788,000, or 82%, over net sales of $4,624,000 for the three months ended June 30, 2014. This increase is due to $2,994,000 of revenue in the three months ended June 30, 2015 from the Vision-Sciences products and $796,000 increase in domestic Urgent PC revenue.

Net sales to customers outside the U.S. for the three months ended June 30, 2015 increased $886,000 or 48% to $2,738,000, compared to $1,852,000 for the three months ended June 30, 2014. This increase is due to $1,248,000 of revenue in the three months ended June 30, 2015 from the Vision-Sciences products offset by a decrease in Urgent PC and Macroplastique of $362,000.  Approximately three quarters of the decrease in international Urgent PC and Macroplastique revenue is due to changes in foreign currency exchange rates.

Global revenue from Urgent PC totaled $4,684,000, representing a $624,000 increase, or 15%, over net sales of $4,060,000 for the three months ended June 30, 2014.  Global revenue from endoscopes and EndoSheath technology (inclusive of service and peripherals revenue) totaled $3,750,000  in the three months ended June 30, 2015, which is all incremental over the same period in the prior year as the merger occurred on March 31, 2015.  Global Macroplastique revenue totaled $1,941,000, a decrease of $138,000 or 4% for the comparable period in the prior fiscal year.

Net sales in the U.S. of our Urgent PC System increased 26% to $3,900,000 for the three months ended June 30, 2015, up from $3,100,000 for the same period last year.  Net sales increased as a result of improved sales execution within the U.S, an increase in the number of active customers and higher utilization per customer.

Urgent PC System sales to customers outside of the U.S. were $758,000 for the three months ended June 30, 2015, a decrease of $172,000 or 18% from the same quarter of the prior year.  The decrease in sales is attributed to changes in foreign currency exchange rates as well as lower unit sales in the international markets.

Net sales in the U.S. of our Endoscope and Endosheath technology (inclusive of service and peripherals revenue) totaled $2,628,000, which is all incremental over the same quarter of the prior year.  Net sales internationally for these products totaled $1,122,000 for the three months ended June 30, 2015.

Net sales in the U.S. of Macroplastique increased 6% to $1,448,000 for the three months ended June 30, 2015, up from $1,373,000 for the same period last year.  International net sales of Macroplastique totaled $493,000, a decrease of $213,000 or 30% from the same quarter last year. The decrease in sales is attributed to changes in foreign currency exchange rates as well as lower unit sales in the international markets.

Gross Profit:  Gross profit was $7,497,000, or 67.2% of net sales during the three months ended June 30, 2015, and $5,593,000, or 87.6% of net sales for the three months ended June 30, 2014.  The decrease in gross profit percentage for the three month period ended June 30, 2015 is attributed primarily to the addition of the Vision-Sciences products which have lower margins than the Uroplasty products.

General and Administrative Expenses (G&A):  G&A expenses of $2,159,000 during the three months ended June 30, 2015, increased $582,000 from $1,577,000 during the same period in 2014. The three month period ended June 30, 2015 included $266,000 for expenses related to the merger with Vision-Sciences and the inclusion of the G&A expenses of Vision-Sciences, offset by cost synergies related to the merger including lower headcount, lower legal and accounting and lower public company costs.

Research and Development Expenses (R&D):  R&D expenses of $1,074,000 during the three months ended June 30, 2015 increased $165,000 from $909,000 during the same period in 2014.  The increase is attributed primarily to the merger with Vision-Sciences, offset partially by lower personnel costs and lower expenditure on R&D projects.

Selling and Marketing Expenses (S&M):  S&M expenses of $6,843,000 during the three months ended June 30, 2015, increased $1,570,000, from $5,273,000, during the same period in 2014.  The increase is attributed primarily to an increase in sales personnel costs from the merger with Vision-Sciences and also includes $192,000 of merger related expenses.

Amortization of Intangibles: Amortization of intangibles was $634,000 and $8,000 for the three months ended June 30, 2015 and 2014, respectively.   The increase is due to the establishment of $13,660,000 of intangible assets as a part of the allocation of purchase accounting.  These intangible assets are amortized over a weighted average life of approximately 6 years.

Other Income (Expense):  Other expense was $339,000 for the three months ended June 30, 2015, compared to other income of $4,000 in the three months ended June 30, 2014.  The increase in other expense was due to the related party debt assumed in the merger with Vision-Sciences.  The related party debt has a weighted average stated interest rate of the 1.07% resulting in $75,000 of interest expense in the quarter.  Further, as part of the purchase price accounting related to the merger, the related part debt was discounted to fair value.  For the three months ended June 30, 2015, the non-cash amortization of the debt discount totaled $266,000.

Income Tax Expense:  During the three months ended June 30, 2015 and 2014, we recorded income tax expense of $17,578 and $19,814, respectively. Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following table reconciles our operating loss calculated in accordance with GAAP to non-GAAP financial measures that exclude non-cash charges for share-based compensation expense, long-term incentive plan, depreciation and amortization and merger related costs.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

We use these non-GAAP financial measures, and in particular, non-GAAP operating loss, for internal managerial purposes because we believe such measures are one important indicator of the strength and the operating performance of our business.  Analysts and investors frequently ask us for this information.  We believe that they use these measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.

Our non-GAAP operating loss, excluding non-cash expenses and merger related costs, during the three months ended June 30, 2015 and 2014 was approximately $(1,694,000) and $(1,778,000), respectively.

		Expense Adjustments
Three-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
June 30, 2015
Gross profit	$7,497,000	$10,000	$-	$52,000	$-	$7,559,000
% of net sales	67.2%					88.5%
Operating expenses
General and administrative	2,159,000	(124,000)	29,000	(58,000)	-	2,006,000
Research and development	1,074,000	(17,000)	-	(8,000)	-	1,049,000
Selling and marketing	6,842,000	(74,000)	-	(101,000)	-	6,667,000
Amortization	634,000	-	-	-	(634,000)	-
	10,709,000	(215,000)	29,000	(167,000)	(634,000)	9,722,000

Operating loss	$(3,212,000)	$225,000	$(29,000)	$219,000	$634,000	$(2,163,000)
Merger Related costs						469,000
Operating loss excluding merger related costs						$(1,694,000)

June 30, 2014
Gross profit	$5,593,000	$13,000	$-	$5,000	$-	$5,611,000
% of net sales	87.6%					87.9%
Operating expenses
General and administrative	1,577,000	(212,000)	-	(39,000)	-	1,326,000
Research and development	909,000	(18,000)	-	(1,000)	-	890,000
Selling and marketing	5,273,000	(80,000)	-	(20,000)	-	5,173,000
Amortization	8,000	-	-	-	(8,000)	-
	7,767,000	(310,000)	-	(60,000)	(8,000)	7,389,000

Operating loss	$(2,174,000)	$323,000	$-	$65,000	$8,000	$(1,778,000)

Liquidity and Capital Resources

Cash Flows.

On June 30, 2015, our cash and cash equivalents balances totaled $5,996,000 and we had working capital of approximately $9,343,000.

For the three months ended June 30, 2015, we used $2,895,000 of cash in operating activities, compared to $1,505,000 of cash used during the three months ended June 30, 2014.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles, long-term incentive plan and share-based compensation of $1,049,000 during the three months ended June 30, 2015, and $396,000 during the three months ended June 30, 2014.

During the three months ended June 30, 2015 we used $(395,000) of net cash from the purchases of property, plant and equipment and during the three months ended June 30, 2014, we generated $3,000,000 of net cash from the maturity of marketable securities.

Sources of Liquidity.

We have incurred substantial operating losses since our inception. We anticipate that we will continue to incur negative cash flows from operations during fiscal 2016, driven by continued investment in a direct sales force for the U.S. market, spending for marketing and for research and development, integration of UPI and VSCI, and general business operations. As of June 30, 2015, we had cash and cash equivalents totaling approximately $6.0 million. We plan to obtain additional debt and/or equity financing during fiscal 2016.   There can be no assurance that any contemplated additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer (“CEO and CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting.

On March 31, 2015, the merger between Vision-Sciences and Uroplasty was completed.  As part of our ongoing activities after the merger, we are continuing to integrate our financial reporting functions and our controls and procedures.  We have also been augmenting our company-wide controls to reflect the risks inherent in a business combination of the magnitude and complexity of the merger.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we are not currently involved in any material legal proceedings, from time to time we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results, please see our annual report on Form 10-K for the fiscal year ended March 31, 2015 under the heading “Part I — Item 1A. Risk Factors.” There has been no material change from the risk factors as disclosed in that annual report

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding the Company’s stock repurchases during the three months ended June 30, 2015 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	1,886	$1.66	-	-
May 1, 2015 - May 31, 2015	-	-	-	-
June 1, 2015 - June 30, 2015	744	1.68	-	-
Total	2,630	$1.67	-	-

(a)	Represent shares surrendered to cover tax obligation for restricted stock vested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Exhibit	Method of Filing
*2.1	Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

3.1	(a) Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(b) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(c) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on December 15, 2010 (File No. 000-20970)

	(d) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K as filed with the SEC on August 1, 2014 (File No. 000-20970)

	(e) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

	(f) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on July15, 2009 (File No. 000-20970)

10.1	Description of Non-Employee Director Compensation	Filed herewith

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the CEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the CFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance	Furnished herewith **

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith **

101.CAL	XBRL Taxonomy Extension Calculation	Furnished herewith **

101.DEF	XBRL Taxonomy Extension Definition	Furnished herewith **

101.LAB	XBRL Taxonomy Extension Labels	Furnished herewith **

101.PRE	XBRL Taxonomy Extension Presentation	Furnished herewith **

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENTIX MEDICAL, INC.
Date: August 14, 2015	By: /s/ ROBERT KILL Robert Kill President, Chief Executive Officer and Chairman of the Board
Date: August 14, 2015	By: /s/ BRETT REYNOLDS Brett Reynolds Senior Vice President, Chief Financial Officer and Corporate Secretary