Form 10-Q
period 2015-09-30
COGENTIX MEDICAL INC /DE/
filed 2015-11-12
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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

As of November 6, 2015 the registrant had 26,058,235 shares of common stock outstanding.

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

This report contains the following trademarks, trade names and service marks of ours: Vision-Sciences®, EndoSheath®, Slide-On®, EndoWipe®, The Vision System®, and Urgent® for our neuromodulation product, Macroplastique® Implants for our urological tissue bulking products, VOX® for our otolaryngology tissue bulking products, PTQ® for our colorectal tissue bulking and Uroplasty® for Uroplasty, LLC, one of our subsidiaries.  This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report that refer to our estimated or anticipated future results, including estimated synergies, or other non-historical facts are forward-looking statements that reflect our current perspective of existing trends and information as of the date of this report.  Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “plan,” “could,” “should,” “estimate,” “expect,” “forecast,” “outlook,” “guidance,” “intend,” “may,” “might,” “will,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions.  These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements.  Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  By way of example and without implied limitation, such risks, uncertainties and factors that affect our business included:

•	we may obtain additional financing, which may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility;
•	we may be unable to successfully integrate Uroplasty’s and Vision’s operations or realize the anticipated cost savings and other potential benefit of the merger in a timely manner, if at all. As a result, the value of our shares may be adversely affected;
•	we may attempt to acquire new products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefit or harm our existing business;
•	we continue to incur losses and may never reach profitability;
•	the use and acceptance of our products depends heavily upon the availability of third-party reimbursement for the procedures in which its products are used;
•	we cannot predict how quickly or how broadly the market will accept our products;
•	that we are subject to changing federal and state regulations that could increase the cost of doing business or impose requirements with which we cannot comply;
•	the 2010 Healthcare Reform Legislation imposes an excise tax on us that we may be unable to recoup, and requires cost controls that may impact the rate of reimbursement for our products;
•	changes in regulatory policy, particularly at the FDA, might adversely affect our operations;
•	if we are not able to attract, retain and motivate our sales force and expand our distribution channels, our sales and revenues will suffer;

•	the size and resources of our competitors may render it difficult for us to successfully compete in the marketplace;
•	we are primarily dependent on sales from a limited number of product lines and our business would suffer if sales of any of these product lines decline;
•	we could be subject to fines and penalties, or required to temporarily or permanently cease offering products, if we fail to comply with the extensive regulations applicable to the sale and manufacture of medical products;
•	our distributors may not obtain regulatory approvals in a timely basis, or at all;
•	we may not have the resources to successfully market our products, which would adversely affect our business and results of operations;
•	if we cannot attract and retain our key personnel and management team, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives;
•	if third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product;
•	if we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively;
•	product liability claims could adversely affect our business and results of operations;
•	security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer;
•	the loss or interruption of materials from any of our key suppliers could delay the manufacture of our products, which would limit our ability to generate sales and revenues;
•	if we are not able to maintain sufficient quality controls, regulatory approvals of our products by the European Union, Canada, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer;
•	if we are not able to acquire or license other products, our business and future growth prospects could suffer;
•	our business strategy relies on assumptions about the market for our products, which, if incorrect, would adversely affect our business prospects and profitability;
•	we derive a significant portion of our sales and revenues from outside of the U.S. and we are subject to the risks of international operations;
•	failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results;
•	our stock is thinly traded and you may find it difficult to sell your investment in our stock at quoted prices;
•	our stock price may fluctuate and be volatile;
•	future sales of our common stock in the public market could lower our share price;
•	our corporate documents contain provisions that could discourage, delay or prevent a change in control of the company; and
•	we do not intend to declare dividends on our stock in the foreseeable future.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	March 31, 2015

Assets

Current assets:
Cash and cash equivalents	$2,928,694	$9,261,903
Accounts receivable, net	6,497,912	7,306,653
Inventories	4,963,630	4,825,984
Other	1,636,371	749,466
Total current assets	16,026,607	22,144,006

Property, plant, and equipment, net	2,605,934	1,813,343
Goodwill	18,749,888	18,749,888
Other intangible assets, net	12,480,200	13,748,582
Deferred tax assets and other	309,211	296,860

Total assets	$50,171,840	$56,752,679

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	March 31, 2015

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,318,159	$3,967,975
Interest payable	676,165	523,743
Income taxes payable	31,628	25,998
Accrued liabilities:
Compensation	2,806,252	3,285,952
Other	1,052,179	2,450,058
Total current liabilities	7,884,383	10,253,726

Convertible debt – related party, net	23,064,570	22,529,497
Accrued pension liability	998,829	955,780
Deferred rent	644,952	-
Other	113,579	265,766

Total liabilities	32,706,313	34,004,769

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 Shares authorized; none issued or outstanding	-	-
Common stock $.01 par value; 100,000,000 shares authorized, 26,058,235 and 25,676,212 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	260,583	256,763
Additional paid-in capital	76,146,738	75,530,641
Accumulated deficit	(57,820,629)	(51,883,229)
Accumulated other comprehensive loss	(1,121,165)	(1,156,265)

Total shareholders’ equity	17,465,527	22,747,910

Total liabilities and shareholders’ equity	$50,171,840	$56,752,679

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2015	2014	2015	2014

Net sales	$11,834,187	$6,454,630	$22,984,399	$12,839,259
Cost of goods sold	3,953,940	753,225	7,606,845	1,544,536

Gross profit	7,880,247	5,701,405	15,377,554	11,294,723

Operating expenses
General and administrative	1,935,286	1,288,297	3,828,559	2,865,665
Research and development	1,035,253	651,035	2,097,712	1,560,479
Selling and marketing	5,845,798	4,818,704	12,496,942	10,091,325
Amortization	634,191	8,226	1,268,382	16,552
Merger related costs	437,252	-	905,699	-
	9,887,780	6,766,262	20,597,294	14,534,021

Operating loss	(2,007,533)	(1,064,857)	(5,219,740)	(3,239,298)

Other income (expense)
Interest income (expense)	(352,423)	1,833	(694,396)	4,845
Foreign currency exchange gain (loss)	1,847	(2,190)	4,846	(1,279)
	(350,576)	(357)	(689,550)	3,566

Loss before income taxes	(2,358,109)	(1,065,214)	(5,909,290)	(3,235,732)

Income tax expense	10,532	15,032	28,110	34,847

Net loss	$(2,368,641)	$(1,080,246)	$(5,937,400)	$(3,270,579)

Basic and diluted net loss per common share	$(0.09)	$(0.07)	$(0.23)	$(0.21)

Weighted average common shares outstanding:
Basic and diluted	25,410,646	15,707,835	25,377,047	15,763,286

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2015	2014	2015	2014

Net loss	$(2,368,641)	$(1,080,246)	$(5,937,400)	$(3,270,579)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(859)	(135,688)	56,599	(136,477)
Unrealized loss on available-for-sale investments	-	(32)	-	(775)
Pension adjustments	254	25,382	(21,499)	24,986

Total other comprehensive income (loss), net of tax	(605)	(110,338)	35,100	(112,266)

Comprehensive loss	$(2,369,246)	$(1,190,584)	$(5,902,300)	$(3,382,845)

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended September 30, 2015
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at March 31, 2015	25,676,212	$256,763	$75,530,641	$(51,883,229)	$(1,156,265)	$22,747,910

Share-based compensation	492,430	4,924	635,125	-	-	640,049

Payment of income tax from vested restricted stock	(110,407)	(1,104)	(19,028)	-	-	(20,132)

Comprehensive income (loss)	-	-	-	(5,937,400)	35,100	(5,902,300)

Balance at September 30, 2015	26,058,235	$260,583	$76,146,738	$(57,820,629)	$(1,121,165)	$17,465,527

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended September 30
	2015	2014
Cash flows from operating activities:
Net loss	$(5,937,400)	$(3,270,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,704,914	139,252
Loss on disposal of equipment	4,859	834
Amortization of premium on marketable securities	-	311
Share-based compensation expense	640,049	660,891
Amortization of discount on related party debt	535,073	-
Long term incentive plan	(105,770)	-
Tax expense (benefit)	(5,382)	1,973
Deferred rent	616,375	23,150
Payments of income tax from vested restricted stock	(20,132)	-
Changes in operating assets and liabilities:
Accounts receivable, net	53,299	155,498
Inventories	(134,743)	(10,822)
Other current assets	(103,915)	(18,093)
Interest payable	152,422	-
Accounts payable	(647,275)	(230,103)
Accrued compensation	(482,808)	113,132
Accrued liabilities, other	(1,467,229)	(5,669)
Accrued pension liability	9,190	(35,524)
Deferred revenue	47,707	-
Net cash used in operating activities	(5,140,766)	(2,475,749)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	-	3,450,000
Purchases of property, plant and equipment	(1,216,962)	(128,041)
Proceeds from sale of property, plant and equipment	(120)	1,552
Net cash (used in) provided by investing activities	(1,217,082)	3,323,511

Cash flows from financing activities:
Proceeds from exercise of stock options	-	67,850
Net cash provided by financing activities	-	67,850

Effect of exchange rate changes on cash and cash equivalents	24,639	(57,053)

Net (decrease) increase in cash and cash equivalents	(6,333,209)	858,559

Cash and cash equivalents at beginning of period	9,261,903	8,681,609

Cash and cash equivalents at end of period	$2,928,694	$9,540,168

Cash paid during the period for income taxes	$16,672	$42,715
Cash paid during the period for interest	$7,975	$-

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation

Cogentix Medical, Inc., headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company. We design, develop, manufacture and market innovative proprietary technologies serving the urology, urogynecology/gyn, ENT (ear, nose and throat) and gastrointestinal markets. The Urgent® PC Neuromodulation System delivers percutaneous tibial nerve stimulation (PTNS) which has FDA clearance for the office-based treatment of overactive bladder (OAB) and has regulatory approvals for the treatment of OAB and fecal incontinence (FI) in various international markets. The FDA-cleared and CE marked EndoSheath® Systems combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy. The Company also offers Macroplastique®, a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the Company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation and vesicourethral reflux.

The Company is the result of the Merger effective as of March 31, 2015, of two medical device companies, Uroplasty, Inc. and Vision-Sciences, Inc. On the effective date of the Merger, the two companies completed an all-stock merger, pursuant to which UPI merged with and into Merger Sub.  Merger Sub was the surviving company from the Merger, and changed its name to Uroplasty, LLC.   After the merger, VSCI and its consolidated subsidiaries, including Uroplasty, LLC, and its subsidiaries, operate under the name Cogentix Medical, Inc.

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

The Condensed Consolidated Financial Statements presented herein as of September 30, 2015 and for the three- and six-month periods ended September 30, 2015 and 2014, reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, purchase price allocation on acquisition, the determination of recoverability of long-lived and intangible assets, long-term incentive plans, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-K for the fiscal year ended March 31, 2015.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the six months ended September 30, 2015 and we have made no changes to these policies since March 31, 2015.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception. We anticipate that we will incur negative cash flows from operations during fiscal 2016, driven by continued investment in a direct sales force for the U.S. market, spending for marketing and for research and development, integration of UPI and VSCI, and general business operations. As of September 30, 2015, we had cash and cash equivalents totaling approximately $2.9 million. On September 18, 2015, we entered into a $7.0 million line of credit with Venture Bank to provide non-dilutive resources to execute management’s growth strategies for the EndoSheath and Urgent PC product lines and for general corporate purposes. Note 6 contains further information regarding the line of credit.  If we were to seek additional financing, there can be no assurance that any such additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of VSCI acquired in the Merger, based on their fair values at the effective date of the Merger. The estimated fair values are preliminary and based on the information that was available as of the effective date of the Merger. The Company believes that the information provides a reasonable basis for estimating the fair values, but the Company is waiting for additional information necessary to finalize these amounts, particularly with respect to the estimated fair value of intangible assets and property, plant and equipment and deferred taxes related thereto. Thus the preliminary measurements of fair value reflected are subject to changes and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the effective date of the Merger. There were no changes during the six months ended September 30, 2015 to the preliminary measurements of fair value. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

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

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

	Amount	Weighted Average Life-Years
Developed technology	$6,200,000	7
Customer relationships	7,270,000	5
Trade names	190,000	10
	$13,660,000

The supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on April 1, 2013:

	Three months ended September 30, 2014	Six months ended September 30, 2014

Supplemental pro forma combined results of operations:
Net sales	$10,564,630	$20,701,259
Net loss	$(2,623,246)	$(6,790,579)
Loss per share – basic and diluted	$(0.14)	$(0.34)

Adjustments to the supplemental pro forma combined results of operations are as follows:

	Three months ended September 30, 2014	Six months ended September 30, 2014

Increase in amortization of intangibles	$279,000	$561,000
Interest amortization on related party debt	594,000	1,189,000
Increase in net loss	$873,000	$1,750,000

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

Goodwill

As described in note 2, on March 31, 2015, for accounting purposes, UPI was deemed to have acquired VSCI for a purchase price of $16.5 million, and as a result, the Company recognized $18.8 million in goodwill. There was no change in the goodwill balance as of September 30, 2015.

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2015 and March 31 2015:

	September 30, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$6,200,000	$443,000	$6,200,000	$-
Patents	5,653,000	5,579,000	5,653,000	5,564,000
Trademarks and trade names	190,000	44,000	190,000	-
Customer relationships	7,270,000	767,000	7,270,000	-
	$19,313,000	$6,833,000	$19,313,000	$5,564,000
Accumulated amortization	6,833,000		5,564,000

Net book value of amortizable intangible assets	$12,480,000		$13,749,000

For the six months ended September 30, 2015 and 2014, amortization of intangible assets charged to operations was approximately $1,268,000 and $17,000, respectively.  The weighted average remaining amortization period for intangible assets as of September 30, 2015 was approximately 5.48 years.

Note 4.	Newly Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, “Business Combinations (Topic 805).”  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Under the new guidance, the acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  On the face of the income statement or in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods need to be reflected as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in ASU No. 2016-16 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not believe the adoption of this update will have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 815).”    Under the new guidance, plans are no longer required to measure fully benefit-responsive investment contracts (FBRICs) at fair value, disaggregate investments by nature, risks and characteristics, disclose individual investments that represent five percent or more of net assets available for benefits, or disclose net appreciation or depreciation for investments by general price. The amendments in ASU No. 2015-12 are effective for fiscal years beginning after December 15, 2015 and earlier adoption is permitted.  We are still evaluating whether or not this update is applicable to our business.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).”  Under the current guidance (i.e., ASC 330-10-352 before the ASU), an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor).  The new guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM).  The amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 31, 2016.  We are still evaluating whether or not this update is applicable to our business.

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

On September 30, 2015 and March 31, 2015, the only asset or liability measured at fair value on a recurring basis was the long-term incentive plan accrual with a fair value of $113,000 and $730,000, respectively, considered a level 3 measurement. The long-term incentive plan began on October 2, 2014 and is described in note 9. The estimated fair value of the accrual is calculated on a quarterly basis using a Monte Carlo valuation model.  Vesting is based on the probability of meeting the stock price criteria, the probability of which is considered in determining the estimated fair value.

Remeasurements to fair value on a nonrecurring basis relate primarily to our property, plant and equipment and intangible assets and occur when the derived fair value is below their carrying value on our Consolidated Balance Sheet.  As of September 30, 2015 and March 31, 2015 we had no remeasurements of such assets to fair value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued liabilities and convertible debt-related party approximate fair market value.

Note 6.	Line of Credit

On September 18, 2015, we entered into a loan agreement with Venture Bank, a Minnesota banking corporation, providing us with a committed $7 million secured revolving credit facility (“Facility”), subject to eligible accounts receivable and inventory.  The Facility will expire on March 18, 2017 and any loans outstanding on such date will mature and become payable.  The Facility is secured by substantially all of our assets.

Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at the lesser of (1) $2 million or (2) fifty percent (50%) of the Notes principal balance outstanding; or (b) $7 million.  As of September 30, 2015, based on eligible receivables and inventory, our total available borrowing base was $4,828,000.  We did not have any borrowings under the facility as of September 30, 2015.

Loans under the Facility bear interest at a rate per annum equal to the Wall Street Journal Prime Rate plus 2.25%, provided that in no case will the interest charged be less than 5.5%.  In the event that there is an event of default under the Facility, the interest rate will be increased by 6.0% for the entire period that an event of default exists.  In addition, the Borrowers will pay a non-usage fee of 0.25% based on the average unused and available portion of the Facility on a monthly basis.

Note 7.	Inventories

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

	September 30, 2015	March 31, 2015

Raw materials	$3,502,000	$3,156,000
Work-in-process	38,000	527,000
Finished goods	1,424,000	1,143,000

	$4,964,000	$4,826,000

Inventories acquired in a business combination are recorded at their estimated fair value less profit for sales efforts and expensed in cost of sales as that inventory is sold. On March 31, 2015, inventories included an adjustment amount of $240,000 related to VSCI inventory recorded at estimated fair value. During the six months ended September 30, 2015, the full amount has been recorded as an addition to cost of goods sold.

Note 8.	Net Loss per Common Share

We calculate basic net loss per common share amounts by dividing net loss by the weighted-average common shares outstanding, excluding outstanding shares contingently subject to forfeiture.  For calculating diluted net loss per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we had a net loss during the six months ended September 30, 2015 and 2014 the following options and warrants and outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of stock option and warrant exercise prices

September 30, 2015	2,882,000	$1.64 to $24.40
September 30, 2014	1,506,739	$ 2.06 to $2.50

Note 9.	Shareholders’ Equity

Share-based compensation.  On September 30, 2015, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 1,403,734 shares remain available for grant on September 30, 2015.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $640,000 and $661,000 in share-based compensation expense for the six months ended September 30, 2015 and 2014, respectively.

On September 30, 2015, we had approximately $844,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average period of approximately 1.62 years.  We also had $1,415,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted shares that we expect to recognize over a weighted-average period of approximately 1.8 years.

We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the six months ended September 30:

	2015	2014

Expected life in years	3.84	2.81
Risk-free interest rate	1.1%	1.0%
Expected volatility	63.94%	66.41%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$0.79	$1.21

The expected life for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our stock.  We estimate the forfeiture rate for stock awards to be approximately 10% for executive employees and directors and approximately 15% for non-executive employees for the six months ended September 30, 2015, based on our historical experience.

The following table summarizes the activity related to our stock options during the six months ended September 30, 2015:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2015	2,251,085	$5.32	5.06	$0
Options granted	617,914	1.64
Options exercised	-	-
Options surrendered	(170,605)	5.46

Outstanding at September 30, 2015	2,698,394	$4.47	5.26	$0

Exercisable at September 30, 2015	1,817,279	$5.51	3.91	$0

The total fair value of stock options that vested during the six months ended September 30, 2015 and 2014 was $503,000 and $620,000, respectively.

Our 2015 Plan also permits the compensation committee of our board of directors to grant other stock-based benefits, including restricted shares. The following table summarizes the activity related to our restricted shares during the six months ended September 30, 2015:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value

Balance at March 31, 2015	317,741	$4.47	1.93	$387,644
Shares granted	513,299	1.62
Shares vested	(121,445)	4.42
Shares forfeited	(20,869)	2.66

Balance at September 30, 2015	688,726	$2.41	1.8	$854,020

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock at the end of each period.

Stock Warrants-Related Party.  On September 30, 2015, the Company has warrants outstanding that were issued to Mr. Lewis C. Pell, a member of the Company’s board of directors, to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The duration in which the warrants may be exercised commences on the earlier of (i) March 31, 2018 or (ii) three days prior to the record date established for the declaration of any dividend or distribution of any rights in respect to our common stock in cash or other property other than our common stock, and terminates on the later of (x) the maturity date of the convertible promissory notes or (y) the date the convertible promissory notes are paid in full or converted into shares.  In addition, the warrants may be exercised immediately prior to a change in control.

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

The Awards are accounted for as liability awards under the share-based compensation accounting guidance, as the awards are based on the performance of our common stock and are expected to be settled in cash.  Expense for the awards is recognized over the derived service period of approximately 2.4 years. We recorded a liability of $47,000 at September 30, 2015 and related expense was $(106,000) for the six months ended ending September 30, 2015 for the Awards.

Note 10.	Convertible Debt – Related Party

The following table is a summary of our convertible debt – related party on September 30, 2015:

	Gross Principal Amount	Unamortized Debt Discount	Net Amount

Note Payable A	$20,000,000	$(3,831,750)	$16,168,250

Note Payable B	3,500,000	(591,600)	2,908,400

Note Payable C	4,990,000	(1,002,080)	3,987,920
	$28,490,000	$(5,425,430)	$23,064,570

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

At September 30, 2015, we had an aggregate amount of $676,165 in accrued interest under the convertible notes payable, which is included in accrued expenses on our consolidated balance sheet.

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

Under purchase accounting for the Merger, the convertible promissory notes were recorded at fair value on the effective date of the Merger, resulting in a discount from their face value of $5,960,000 as of March 31, 2015. The discount is being amortized over the remaining term based on the effective interest rate method with an imputed interest rate of 4.72%.

Note 11.	Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $166,000 and $137,000 for the six months ended September 30, 2015, and 2014, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and six-month periods ended September 30:

	Three Months Ended September 30		Six Months Ended September 30
	2015	2014	2015	2014

Gross service cost	$36,000	$36,000	$72,000	$71,000
Interest cost	24,000	35,000	48,000	73,000
Expected return on assets	(19,000)	(27,000)	(38,000)	(54,000)
Amortization	7,000	1,000	14,000	2,000
Net periodic retirement cost	$48,000	$45,000	$96,000	$92,000

Note 12.	Business Segment Information

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

For the three and six months ended September 30, 2015, no country other than the United States represented more than 10% of our consolidated revenue.  Information regarding net sales to customers by geographic area for the three and six months ended September 30 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended September 30, 2015	$8,828,000	$596,000	$2,410,000	$11,834,000

Three months ended September 30, 2014	$4,896,000	$627,000	$932,000	$6,455,000

Six months ended September 30, 2015	$17,142,000	$1,227,000	$4,616,000	$22,985,000

Six months ended September 30, 2014	$9,429,000	$1,287,000	$2,123,000	$12,839,000

(1)	No other country accounts for 10% or more of the consolidated net sales.

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

September 30, 2015	$2,115,000	$491,000	$2,606,000

March 31, 2015	$1,397,000	$475,000	$1,872,000

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

Overview

Cogentix Medical, Inc., headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company. We design, develop, manufacture and market innovative proprietary technologies serving the urology, urogynecology/gyn, ENT (ear, nose and throat) and gastrointestinal markets. The Urgent® PC Neuromodulation System delivers percutaneous tibial nerve stimulation (PTNS) which has FDA clearance for the office-based treatment of overactive bladder (OAB) and has regulatory approvals for the treatment of OAB and fecal incontinence (FI) in various international markets. The FDA-cleared and CE marked EndoSheath® Systems combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy. The Company also offers Macroplastique®, a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the Company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation and vesicourethral reflux.

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

We have identified in our annual report on Form 10-K for the fiscal year ended March 31, 2015, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the six months ended September 30, 2015.

Results of Operations

Three and six months ended September 30, 2015 compared to three and six months ended September 30, 2014

The reported operations for the three and six months ended September 30, 2015 are the results of Cogentix, while the reported operations for the three and six months ended September 30, 2014 only include the results of Uroplasty.   Therefore, starting in the first quarter of fiscal 2016, our reported numbers have been and will be materially different than the reported numbers of the same period of the prior years.

Net Sales:  During the three months ended September 30, 2015, consolidated net sales of $11,834,000 represented a $5,379,000, or an 83% increase, over net sales of $6,455,000 for the three months ended September 30, 2014. The increase in consolidated net sales for the three months ended September 30, 2015 was due to the Merger.  The revenue for the products from Vision-Sciences totaled $4,588,000 in the three months ended September 30, 2015.  The remainder of the increase is primarily due to the increase in revenue from Urgent PC.

During the six months ended September 30, 2015, consolidated net sales of $22,984,000 represented a $10,145,000, or a 79% increase, over net sales of $12,839,000 for the six months ended September 30, 2014. The increase in consolidated net sales for the six months ended September 30, 2015 was due to the Merger.  The revenue for the products from Vision-Sciences totaled $8,830,000 in the six months ended September 30, 2015.  The remainder of the increase is primarily due to the increase in revenue from Urgent PC.

Net sales to customers in the U.S. of $8,828,000 during the three months ended September 30, 2015, represented an increase of $3,931,000, or 80%, over net sales of $4,897,000 for the three months ended September 30, 2014. This increase is due to $3,020,000 of revenue in the three months ended September 30, 2015 from the Vision-Sciences products and $829,000 increase in domestic Urgent PC revenue.

Net sales to customers in the U.S. of $17,142,000 during the six months ended September 30, 2015, represented an increase of $7,713,000, or 82%, over net sales of $9,429,000 for the six months ended September 30, 2014. This increase is due to $5,922,000 of revenue in the six months ended September 30, 2015 from the Vision-Sciences products and $1,625,000 increase in domestic Urgent PC revenue.

Net sales to customers outside the U.S. for the three months ended September 30, 2015 increased $1,448,000 or 93% to $3,006,000, compared to $1,558,000 for the three months ended September 30, 2014. This increase is due to $1,568,000 of revenue in the three months ended September 30, 2015 from the Vision-Sciences

Net sales to customers outside the U.S. for the six months ended September 30, 2015 increased $2,432,000 or 71% to $5,842,000, compared to $3,410,000 for the six months ended September 30, 2014. This increase is due to $2,907,000 of revenue in the six months ended September 30, 2015 from the Vision-Sciences products offset by a decrease in Urgent PC and Macroplastique.  Substantially all of the international Urgent PC and Macroplastique revenue decline is due to changes in foreign currency exchange rates.

Global revenue from Urgent PC totaled $5,067,000, representing an $815,000 increase, or 19%, over net sales of $4,252,000 for the three months ended September 30, 2014.  Global revenue from Urgent PC totaled $9,752,000, representing a $1,440,000 increase, or 17%, over net sales of $8,312,000 for the six months ended September 30, 2014.  The increase for both periods is a result of improved sales execution within the U.S, an increase in the number of active customers and higher utilization per customer.

Global revenue from our Endosheath technology platform (inclusive of endoscopes, sheaths, service and peripherals) totaled $4,588,000 in the three months ended September 30, 2015.  Global revenue from these products totaled $8,829,000 in the six months ended September 30, 2015.  All revenue from products based on the Endosheath technology platform for both the three month and six month periods ended September 30, 2015 is incremental over the same period in the prior year as the Merger occurred on March 31, 2015.

Global Macroplastique revenue totaled $1,882,000, a decrease of $42,000 or 2% for the three months ended September 30, 2015 over the same period in the prior year.  Global Macroplastique revenue totaled $3,822,000 for the six months ended September 30, 2015, a decrease of $181,000 or 5% over the same period in the prior year.  Excluding the impact of fluctuations in foreign currency exchange rates, global revenue for Macroplastique would have been flat for the three months ended September 30, 2015 and $3,937,000, a decrease of 3% for the six months ended September 30, 2015.  Macroplastique serves a small market relative to our Urgent PC and Endosheath product lines and is not a primary focus of our sales team.

Gross Profit:  Gross profit was $7,880,000, or 66.6% of net sales during the three months ended September 30, 2015, and $5,701,000, or 88.3% of net sales for the three months ended September 30, 2014.  The decrease in gross profit percentage for the three-month period ended September 30, 2015 is attributed primarily to the addition of the Vision-Sciences products which have lower margins than the Uroplasty products.

Gross profit was $15,378,000, or 66.9% of net sales during the six months ended September 30, 2015, and $11,295,000, or 88.0% of net sales for the six months ended September 30, 2014.  The decrease in gross profit percentage for the six-month period ended September 30, 2015 is attributed primarily to the addition of the Vision-Sciences products which have lower margins than the Uroplasty products.

General and Administrative Expenses (G&A):  G&A expenses of $1,935,000 during the three months ended September 30, 2015, increased $647,000 from $1,288,000 during the same period in 2014. G&A expenses of $3,829,000 during the six months ended September 30, 2015, increased $963,000 from $2,866,000 during the same period in 2014. Both the three and six-month periods ended September 30, 2015 included the G&A expenses of Vision-Sciences, offset by cost synergies related to the merger including lower headcount, lower legal and accounting and lower public company costs.

Research and Development Expenses (R&D):  R&D expenses of $1,035,000 during the three months ended September 30, 2015 increased $384,000 from $651,000 during the same period in 2014.  R&D expenses of $2,109,000 during the six months ended September 30, 2015 increased $549,000 from $1,560,000 during the same period in 2014.  The increase for both periods is attributed primarily to the Merger, offset partially by lower personnel costs and lower expenditure on R&D projects.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,846,000 during the three months ended September 30, 2015, increased $1,027,000, from $4,819,000, during the same period in 2014.  S&M expenses of $12,497,000 during the six months ended September 30, 2015, increased $2,406,000, from $10,091,000, during the same period in 2014. The increase is attributed primarily to an increase in sales personnel costs from the Merger, offset by cost synergies related to the Merger including lower headcount and lower marketing spend.

Amortization of Intangibles: Amortization of intangibles was $634,000 and $8,000 for the three months ended September 30, 2015 and 2014, respectively.  Amortization of intangibles was $1,268,000 and $17,000 for the six months ended September 30, 2015 and 2014, respectively.   The increase is due to the establishment of $13,660,000 of identifiable intangible assets as a part of the allocation of purchase accounting.  These identifiable intangible assets are being amortized over a weighted average life of approximately 6 years.

Merger Related Costs: Merger related costs totaled $437,000 and $906,000 for the three and six month periods ended September 30, 2015, respectively.  There were no similar costs in the prior year periods.  Merger related costs include severance and retention, consulting and professional fees related to the Merger.

Other Income (Expense):  Other expense was $351,000 for the three months ended September 30, 2015, compared to nil in the three months ended September 30, 2014.  Other expense was $690,000 for the six months ended September 30, 2015, compared to other income of $4,000 in the six months ended September 30, 2014.  The increase in other expense was due to interest recognized on the related party debt assumed in the Merger.

The related party debt has a weighted average stated interest rate of the 1.07% resulting in $76,000 and $152,000 of interest expense for the three and six months ended September 30, 2015, respectively.  Further, as part of the purchase price accounting related to the Merger, the related part debt was discounted to fair value.  For the three months ended September 30, 2015, the non-cash amortization of the debt discount totaled $266,000 and for the six months ended September 30, 2015, the non-cash amortization of the debt discount totaled $535,000.

Income Tax Expense:  During the three months ended September 30, 2015 and 2014, we recorded income tax expense of approximately $11,000 and $15,000, respectively. During the six months ended September 30, 2015 and 2014, we recorded income tax expense of approximately $28,000 and $35,000, respectively. Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following table reconciles our operating loss calculated in accordance with GAAP to non-GAAP financial measures that exclude non-cash charges for share-based compensation expense, long-term incentive plan and depreciation and amortization, as well as Merger-related costs.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

We use these non-GAAP financial measures, and in particular, non-GAAP operating loss, for internal managerial purposes because we believe such measures are one important indicator of the strength and the operating performance of our business.  Analysts and investors frequently ask us for this information.  We believe that they use these measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.  For the tables below, the three and six month periods ended September 30, 2014 are on a Pro forma combined basis.

Our non-GAAP operating loss, excluding non-cash expenses and merger related costs, during the three months ended September 30, 2015 and 2014 was approximately $(383,000) and $(1,714,000), respectively. Our non-GAAP operating loss, excluding non-cash expenses and merger related costs, during the six months ended September 30, 2015 and 2014 was approximately $(2,074,000) and $(5,025,000), respectively.

		Expense Adjustments
Three-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
September 30, 2015
Gross profit	$7,880,000	$8,000	$-	$59,000	$-	$7,947,000
% of net sales	66.6%					67.2%
Operating expenses
General and administrative	2,299,000	(313,000)	77,000	(54,000)	-	2,009,000
Research and development	1,035,000	(19,000)	-	(1,000)	-	1,015,000
Selling and marketing	5,920,000	(73,000)	-	(104,000)	-	5,743,000
Amortization	634,000	-	-	-	(634,000)	-
	9,888,000	(405,000)	77,000	(159,000)	(634,000)	8,767,000

Operating loss	$(2,008,000)	$413,000	$(77,000)	$218,000	$634,000	$(820,000)
Merger Related costs	437,000					437,000
Operating loss excluding merger related costs	$(1,571,000)					$(383,000)

September 30, 2014
Gross profit	$5,701,000	$11,000	$-	$4,000	$-	$5,716,000
% of net sales	88.3%					88.6%
Operating expenses
General and administrative	1,288,000	(231,000)	-	(36,000)	-	1,021,000
Research and development	651,000	(11,000)	-	(1,000)	-	639,000
Selling and marketing	4,819,000	(84,000)	-	(18,000)	-	4,717,000
Amortization	8,000	-	-	-	(8,000)	-
	6,766,000	(326,000)	-	(55,000)	(8,000)	6,377,000

Operating loss - UPI	$(1,065,000)	$337,000	$-	$59,000	$8,000	$(661,000)
Operating loss – VSCI (non GAAP)	$(1,441,000)	$195,000	$-	$153,000	$40,000	$(1,053,000)
Consolidated operating loss – CGNT (non GAAP)	$(2,506,000)	$532,000	$-	$212,000	$48,000	$(1,714,000)

		Expense Adjustments
Six-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
September 30, 2015
Gross profit	$15,378,000	$18,000	$-	$111,000	$-	$15,507,000
% of net sales	66.9%					67.5%
Operating expenses
General and administrative	4,457,000	(440,000)	106,000	(112,000)	-	4,011,000
Research and development	2,109,000	(36,000)	-	(9,000)	-	2,064,000
Selling and marketing	12,763,000	(146,000)	-	(205,000)	-	12,412,000
Amortization	1,268,000	-	-	-	(1,268,000)	-
	20,597,000	(622,000)	106,000	(326,000)	(1,268,000)	18,487,000

Operating loss	$(5,219,000)	$640,000	$(106,000)	$437,000	$1,268,000	$(2,980,000)
Merger Related costs	906,000					906,000
Operating loss excluding merger related costs	$(4,313,000)					$(2,074,000)

September 30, 2014
Gross profit	$11,295,000	$25,000	$-	$10,000	$-	$11,330,000
% of net sales	88.0%					88.2%
Operating expenses
General and administrative	2,866,000	(442,000)	-	(74,000)	-	2,350,000
Research and development	1,560,000	(30,000)	-	(1,000)	-	1,529,000
Selling and marketing	10,091,000	(164,000)	-	(37,000)	-	9,890,000
Amortization	17,000	-	-	-	(17,000)	-
	14,534,000	(636,000)	-	(112,000)	(17,000)	13,769,000

Operating loss - UPI	$(3,239,000)	$661,000	$-	$122,000	$17,000	$(2,439,000)
Operating loss – VSCI (non GAAP)	$(3,321,000)	$351,000	$-	$318,000	$66,000	$(2,586,000)
Consolidated operating loss – CGNT (non GAAP)	$(6,560,000)	$1,012,000	$-	$440,000	$83,000	$(5,025,000)

Liquidity and Capital Resources

Cash Flows.

On September 30, 2015, our cash and cash equivalents balances totaled $2,929,000 and we had working capital of approximately $8,142,000.

For the six months ended September 30, 2015, we used $5,141,000 of cash in operating activities, compared to $2,476,000 of cash used during the six months ended September 30, 2014.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles, long-term incentive plan and share-based compensation of $2,980,000 and paid approximately $2,220,000 of Merger related expenses that were accrued for as of March 31, 2015, during the six months ended September 30, 2015, and $2,439,000 during the six months ended September 30, 2014.

During the six months ended September 30, 2015, we used $1,217,000 of net cash from investing activities, primarily to purchase of property, plant and equipment, primarily due to the build out of our new leased facility in Massachusetts.   During the six months ended September 30, 2014, we generated $3,324,000 of net cash from investing activities, primarily from the maturity of marketable securities.

Sources of Liquidity.

We have incurred substantial operating losses since our inception. We anticipate that for the full year fiscal 2016 we will incur negative cash flows from operations, driven by continued investment in a direct sales force for the U.S. market, spending for marketing and for research and development, integration of UPI and VSCI, and general business operations. However, we expect to be cash flow breakeven from operations in the second half of fiscal 2016.  As of September 30, 2015, we had cash and cash equivalents totaling approximately $2.9 million as well as a $7.0 million line of credit (subject to eligible receivables and inventory) under which there were no borrowings.

We may obtain additional debt and/or equity financing during fiscal 2016.   There can be no assurance that any additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Changes In Internal Controls Over Financial Reporting.

As part of our ongoing activities after the Merger, we are continuing to integrate our financial reporting functions and our controls and procedures.  We have also been augmenting our company-wide controls to reflect the risks inherent in a business combination of the magnitude and complexity of the Merger.  There have been no changes in internal controls since June 30, 2015.

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

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding the Company’s stock repurchases during the three months ended September 30, 2015 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	-	-	-	-
August 1, 2015 – August 31, 2015	9,489	1.66
September 1, 2015 – September 30, 2015	-	-	-	-

Total	9,489	$1.66	-	-

(a)	Represent shares surrendered to cover tax obligation for restricted stock vested.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Exhibit	Method of Filing
*2.1	Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

3.1	(a) Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(b) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(c) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on December 15, 2010 (File No. 000-20970)

	(d) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K as filed with the SEC on August 1, 2014 (File No. 000-20970)

	(e) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

	(f) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on July15, 2009 (File No. 000-20970)

10.1	Loan Agreement, made as of September 18, 2015, by and among Cogentix Medical, Inc., Machida Incorporated, Uroplasty, LLC and Venture Bank	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on September 21, 2015 (file No. 000-20870)

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the CEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the CFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance	Furnished herewith **

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith **

101.CAL	XBRL Taxonomy Extension Calculation	Furnished herewith **

101.DEF	XBRL Taxonomy Extension Definition	Furnished herewith **

101.LAB	XBRL Taxonomy Extension Labels	Furnished herewith **

101.PRE	XBRL Taxonomy Extension Presentation	Furnished herewith **

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

COGENTIX MEDICAL, INC.

Date: November 12, 2015	By: /s/ ROBERT KILL
Robert Kill
President, Chief Executive Officer and Chairman of the Board
(Principal executive officer)

Date: November 12, 2015	By: /s/ BRETT REYNOLDS
Brett Reynolds
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal financial and accounting officer)