Form 10-KT
period 2015-12-31
COGENTIX MEDICAL INC /DE/
filed 2016-03-29
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2015 to December 31, 2015.

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of September 30, 2015 was $26,692,079.

As of March 15, 2016, the registrant had 25,975,617 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III.

i

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections.  For more information, see “Part I. Item 1.  Business — Cautionary Note Regarding Forward-Looking Statements.”

As used in this report, the terms “Cogentix,”“Cogentix Medical,” the “Company,” “we,” “us,” “our” and similar references refer to Cogentix Medical, Inc. (formerly known as Vision-Sciences, Inc.) and our consolidated subsidiaries, and the term “common stock” refers to our common stock, par value $0.01 per share.  References to “VSCI,” “Vision-Sciences” or “Vision” generally refer to Vision-Sciences, Inc. and its consolidated subsidiaries prior to the consummation of the merger of Uroplasty, Inc. with and into Vision’s wholly-owned merger subsidiary (“Merger Sub”) on March 31, 2015 (the “merger”), and sometimes also are used as references to our current, ongoing operations related to the historical VSCI that continue following the merger.  References to “UPI” or “Uroplasty” generally refer to Uroplasty, Inc., and its consolidated subsidiaries prior to the consummation of the merger, and sometimes are also used as reference to our current ongoing operations related to the historical UPI that continue following the merger and sometimes also are used as reference to our current, ongoing operations related to the historical Uroplasty that continue following the merger.

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

This report contains the following trademarks, trade names and service marks of ours: PrimeSightTM, Vision-Sciences®, EndoSheath®, Slide-On®, EndoWipe®, The Vision System®, and Urgent® for our neuromodulation product, Macroplastique®  for our urological tissue bulking product, VOX® for our otolaryngology tissue bulking products, PTQ® for our colorectal tissue bulking product and Uroplasty® for Uroplasty LLC, one of our subsidiaries.  This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

 On December 10, 2015, we changed our fiscal year from a fiscal year ending on March 31 of each year to a fiscal year ending on December 31 of each year effective as of December 31, 2015. This action created a transition period of April 1, 2015 through December 31, 2015 (the “Transition Period”).  Unless otherwise indicated herein, comparisons of fiscal year results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Transition Report, and elsewhere herein, compare results for the nine-month transition period from April 1, 2015 through December 31, 2015 to the nine-month unaudited period from April 1, 2014 through December 31, 2014 and the 12-month period of the fiscal year ended March 31, 2015, 2014, and 2013, respectively, and accordingly are not comparing results for a comparable period of time.

PART I

ITEM 1.	BUSINESS

On December 21, 2014, Vision-Sciences entered into a merger agreement with Uroplasty, a publicly traded corporation.  The merger agreement provided for the merger of Uroplasty with and into a newly created, wholly-owned merger subsidiary of Vision-Sciences (“Merger Sub”).  Following the approval of the merger by Vision-Sciences’ and Uroplasty’s stockholders on March 30, 2015 and pursuant to the terms of the merger agreement, on March 31, 2015, Uroplasty merged with and into Merger Sub, with the Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of Vision-Sciences under the name, “Uroplasty, LLC.”  Vision-Sciences changed its name to “Cogentix Medical, Inc.” immediately following the merger and our common stock now trades on the NASDAQ Capital Market under the new symbol “CGNT.”

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

As a result of the merger, our financial statements prior to March 31, 2015 are the historical financial statements of Uroplasty, and our financial statements on and after March 31, 2015 reflect the results of the operations of Uroplasty and Vision-Sciences on a consolidated basis. We refer you to Note 2 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for additional description of this merger, the accounting treatment of the merger, and the pro forma financial information for Cogentix Medical on a combined basis.

Overview of the Company

Cogentix Medical is a global medical device company headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom.  We design, develop, manufacture and market a robust line of high performance fiberoptic and video endoscopy products under the PrimeSightTM brand that are used across multiple surgical specialties in diagnostic and treatment procedures.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation (“PTNS”), for the office-based treatment of overactive bladder (“OAB”).  OAB is a chronic condition that affects approximately 40 million adults in the U.S.  The symptoms include urinary urgency, frequency and urge incontinence.  We also offer Macroplastique® Implants, an injectable urethral bulking agent for the treatment of adult female stress urinary incontinence that is primarily due to intrinsic sphincter deficiency.

The PrimeSight flexible endoscopes are used in conjunction with the proprietary sterile, single-use microbial barrier known as the EndoSheath® Protective Barrier. Because the EndoSheath barrier is placed over the patient contact area of the scope, it eliminates the need for high-level disinfection between cases.  This allows a scope to be ready in substantially less time than with conventional reprocessing. Key advantages to the PrimeSight endoscopes when used with the EndoSheath protective barrier are reduction in costs and time associated with traditional reprocess, increased practice productivity and patient throughput. The PrimeSight endoscopy line also include rigid endoscopes and highly portable peripherals such as the video system and strobosopy unit.

We target two primary market spaces for our PrimeSight Endoscopy line:

•	Urology – we manufacture, market and sell our cystoscopy systems and EndoSheath protective barriers to urologists.

•	Airway Management – we manufacture, market, and sell our: (i) bronchoscopy systems (an endoscope that allows detailed viewing of the lungs) and EndoSheath protective barrier to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians, (ii) TNE (transnasal esophagoscopy) systems and EndoSheath protective barrier to general surgeons, primarily bariatric and gastroesophageal reflux disease (“GERD”) surgeons, and (iii) ENT (ear, nose and throat) endoscopy systems to ENT physicians and speech pathologists.

Our Urgent® PC Neuromodulation System (“Urgent PC System”) is a U.S. Food and Drug Administration (the “FDA”) cleared, minimally invasive nerve stimulation device designed for office-based treatment of OAB and the associated symptoms of urge incontinence, urinary urgency and urinary frequency.  Using a small-gauge needle electrode inserted above the ankle, our Urgent PC System delivers electrical impulses to the tibial nerve that affects the sacral nerve plexus, a control center for pelvic floor and bladder function.  Components of our Urgent PC System include a 34 gauge needle electrode, a lead set and an external, handheld, battery-powered stimulator.  For each 30-minute office-based therapy session, the physician or other qualified health care provider inserts the needle electrode above the ankle and connects the electrode to the stimulator.  Typically, a patient undergoes a course of 12 consecutive weekly treatments, and, subsequently, a personal treatment plan of single treatments at a lesser frequency to sustain the therapeutic effect.  We believe physicians prefer our Urgent PC System because it offers effective therapies for patients that can be administered in an office setting and provides the physicians with a profitable revenue stream.  We believe patients prefer the Urgent PC System to pharmaceutical treatment options or surgeries because it is a minimally invasive treatment alternative that does not have the side effects associated with pharmaceutical treatment options or the adverse events associated with surgeries.

Macroplastique® (“Macroplastique”) is an injectable, urethral bulking agent for the treatment of adult female stress urinary incontinence primarily resulting from intrinsic sphincter deficiency.  It is designed to restore the patient’s urinary continence immediately following treatment.  Macroplastique is a soft-textured, permanent implant injected, under endoscopic visualization, around the urethra distal to the bladder neck.  It is a proprietary composition of heat vulcanized, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone elastomer) implants suspended in a biocompatible excretable carrier gel.  We believe our compound is better than other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site.

Overview of Strategy for Calendar Year 2016 and Beyond

Our strategy for 2016 and beyond is to continue to leverage our assets to generate organic growth and to expand our product portfolio.  We currently have a distribution platform that includes 48 direct sales representatives in the U.S., with 41 sales representatives serving the Urology market and 7 sales representatives serving the Airway Management and Other markets.  Internationally, we have 8 direct sales representatives in certain geographies and a network of distributor relationships.  We believe this sales force has the capacity to add more products to their existing portfolio, and a key element of our strategy is to continue to leverage this distribution platform to generate revenue growth.  We plan to expand our product portfolio through merger, acquisition, licensing or distribution opportunities.  We believe that there are underperforming yet innovative assets available that we can add to our portfolio and grow at double digit rates.  Examples of such assets include orphaned technologies within larger organizations, new technologies ready for commercialization with which our existing distribution platform can penetrate the market quickly, and existing products that are not meeting their potential due to undersized sales forces within their current company.

Products and Markets

We produce and market the following products:

•	PrimeSight Endoscopes (i.e., cystoscopes, laryngoscopes, transnasal esophagoscopes and bronchoscopes for medical use; and borescopes for industrial use) and digital processing units (DPU);

•	EndoSheath Protective Barrier;

•	Urgent PC System;

•	Macroplastique; and

•	Other Products and Applications.

PrimeSight Endoscopes and PrimeSight Digital Processing Units for Medical Use

In 2016, we initiated a program that brings the entire endoscopy portfolio under the company’s new PrimeSight brand. The PrimeSight Endoscopy family of products will encompass our state-of-the-art endoscopes, processors, accessories, as well as the endoscope-associated EndoSheath and EndoWipe products.

We have developed two visualization platforms for flexible endoscopy: fiber optic (4000 Series) and video (5000 Series and 7000 Series).  Our 4000 Series fiberscopes contain advanced fiber optic imaging systems with high quality functional aspects, such as small diameter endoscopes and portability options, through the use of a battery-powered light source.  Our lightweight, advanced, digital video-based endoscopes facilitate diagnostic and therapeutic procedures.  Our small diameter video endoscopes contain a high resolution, tiny charge-coupled device (“CCD”) camera at the tip of the scope, offering a sharp, vibrant, full screen image.  The 7000 Series and 5000 Series video endoscopes also feature pioneering functional aspects, including the elimination of an external light source, the inclusion of an integrated light emitting diode (“LED”), industry leading small diameter sizes and robust durability.

Our 7000 Series and 5000 Series of PrimeSight video endoscopes are utilized with our multi-functional 7000 Series digital processing unit (“DPU”), or video processor.  Unlike conventional video endoscopy “towers,” we have integrated key peripherals into a single all-in-one unit, providing a more cost-effective design that allows for maximum portability in various health care settings.  The 7000 Series DPU provides high quality imaging along with workflow efficiency features and plug-and-play simplicity in operation. Users can easily capture video and images during various endoscopic procedures to patient files for future viewing.  Our LCD provides full screen presentation with no truncation (framing) of image, commonly seen in other endoscope manufacturer’s products. Along with our EndoSheath Protective Barrier, our DPU contributes significantly to portability by allowing bedside procedures where space is limited. Our DPU is also easily transported from facility to facility allowing physicians to perform video endoscopy even in the remotest locations. Our 7000 Series DPU includes a simplified user interface, programmable user preference controls, expanded on-screen notifications, and easy-to-maintain patient lists, all of which allow end-users to improve productivity and workflow by customizing the operation of the system to the day-to-day needs of the practice.  Additionally, the system incorporates a “one-touch” integrated keyboard to ensure quick activation of functions, including full control of video playback options, such as frame-by-frame review or historical image comparison, both of which are ideal for patient progress review.

In the U.S., we sell our endoscopes and sheaths through our direct sales force.  Internationally, our endoscopes and sheaths are sold by distributors.

Urology Market.  Within the Urology market, we developed unique products for urology with our PrimeSight fiber and video cystoscopes, both utilizing the EndoSheath Protective Barrier.  Our cystoscopes consist of two components: (i) a reusable flexible endoscope incorporating our proprietary design, and (ii) a proprietary, sterile, single-use EndoSheath Protective Barrier.

Our PrimeSight line includes our advanced digital, video-based flexible cystoscopes, a CCD-based video imaging endoscopy system, which features an integrated built-in LED light source and operates with our all-in-one PrimeSight video processor or DPU.  We also market and distribute a fiber optic cystoscope.

We also developed a video-based flexible ureteroscope.  This endoscope gives surgeons unsurpassed high-definition visualization of the ureters and kidneys with up to 240 degrees of articulation allowing access to the areas of the kidney that are otherwise difficult to access.  Our ureteroscope features an integrated LED, which eliminates the need for a separate light source.

Airway Management Market.  We developed unique products for the ENT, pulmonology / critical care and Bariatric/GI specialties.  We manufacture and market fiber and video laryngoscopes, which we refer to as ENT scopes.  Our fiber and video ENT scopes can be used with or without the EndoSheath Protective Barrier, as they do not feature any working channels and are diagnostic only.  We market and sell products for pulmonology using our fiber and video bronchoscopes.  Our bronchoscopes utilize our EndoSheath Protective Barrier and are inserted through the mouth or nose and into the lower airway, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. We have also developed a digital, video-based flexible TNE endoscope, which utilizes our EndoSheath Protective Barrier.  Our TNE system provides visualization of the esophageal anatomy via a sedation-free transnasal approach.  Each of our video airway management scopes is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.

Endoscopes (Borescopes) and Digital Processing Units for Industrial Use

Through our wholly-owned subsidiary, Machida Incorporated (“Machida”), we design, manufacture and sell borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.  A borescope is an instrument that uses optical fibers or a small camera for the visual inspection of narrow cavities.  Our borescopes are used to inspect aircraft engines, cast parts and ground turbines, among other items.  Machida’s quality line of borescopes includes a number of advanced standard features normally found only in custom designed instruments.  We were the first to offer a flexible borescope with a grinding attachment, allowing users to “blend” or smooth small cracks in turbine blades of jet engines without disassembling the engine, saving our customers a significant amount of expense and time.

EndoSheath Protective Barrier

We have developed the EndoSheath Protective Barrier for use with our proprietary PrimeSight endoscopes.  The protective barrier is made with materials using our proprietary process that makes the barrier material lubricious (smooth), allowing the health care practitioner to easily install the disposable onto the endoscope.  In addition, our protective barrier technology has an optically clear window that fits securely over the endoscope tip, providing a clear image.  Once installed, the protective barrier offers complete isolation between the endoscope and the patient.  After the procedure is completed, the barrier easily slides off and is removed from the endoscope and discarded.

Our EndoSheath Protective Barrier offers various-size working channels, unlike conventional flexible endoscopes, which have the working channel inside the endoscope itself, allowing our users to customize the scope to the procedure (e.g., diagnostic cystoscopy, which requires a small working channel, or therapeutic cystoscopy, which requires a larger working channel).  This enables us to provide procedure-specific EndoSheath Protective Barrier without requiring physicians to purchase a new endoscope for a different procedure.

Within the Urology market, we offer urologists two EndoSheath Protective Barrier models for each of our fiber and video cystoscopes: a diagnostic model with a 1.5mm working channel size that provides enhanced patient comfort, and a therapeutic model with a 2.1mm working channel size that provides the same capabilities as conventional cystoscopes.  Our protective barrier installs easily onto the cystoscope; it includes a covering for the endoscope and a working channel, which may be used for irrigation, suction and therapeutic tool delivery as well as an additional covering for the control body (handle), where the physician operates the cystoscope.  The protective barrier is the only component that comes into contact with the patient and is discarded after each procedure.

Within the TNE market, we market and distribute two EndoSheath Protective Barrier models for our video TNE endoscope: a diagnostic model with a 1.5mm working channel size, and a therapeutic model with a 2.1mm working channel size.  This unique feature of our EndoSheath Protective Barrier design provides gastroenterologists, ENT physicians, bariatric surgeons and others with two choices: a diagnostic model with a smaller overall diameter (due to a smaller working channel) for patient comfort, and a therapeutic model with a larger working channel, providing the same capabilities as conventional endoscopes.

Within the Pulmonology market, we market and distribute four EndoSheath Protective Barrier models for video and fiber bronchoscopy: a 1.5mm working channel, a 2.1mm working channel, a 2.8mm working channel (currently available outside of the U.S. only), and one without a working channel.  We are currently seeking clearance to market the 2.8mm channel model in the U.S.  The multiple sizes are necessary due to various procedures that are performed by pulmonologists and airway management physicians.  Depending on the type of procedure being performed, a pulmonologist or airway management physician may use a very small diameter model, with or without a working channel, or a larger diameter model with a working channel.

In November 2015, the ECRI Institute (a nonprofit organization dedicated to bringing the discipline of applied scientific research to discovering which medical procedures, devices, drugs, and processes are best to improve patient care) listed inadequate reprocessing of flexible endoscopes and the potential for cross-contamination and patient infection as the number one most dangerous hazard on its list of the top-ten health technology hazards for 2016.  The use of our PrimeSight Endoscopy systems with the EndoSheath Protective Barrier allows health care providers to perform a simplified and efficacious reprocessing routine after their use of endoscopes, avoiding the elaborate – and sometimes inadequate - high level disinfection/sterilization routines required by the FDA for conventional endoscopes.  The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ instruction for use, whether they are used in hospitals, clinics or office settings.  With our protective barrier, we are able to prevent the endoscope from coming into contact with the patient and organic material during the procedure, reducing the steps needed to reprocess flexible endoscopes from approximately 27 to three, thereby saving time, lowering costs and reducing the complexity of the process.

This design of our “always ready, always sterile” equipment,  provides a multitude of benefits to health care practitioners, such as redefining health care economics by lowering per procedure costs through less capital equipment investment, less service and maintenance costs of capital equipment, less required use of toxic chemicals, increased patient scheduling flexibility and procedure volume, improved practice efficiency, and  the capacity to reallocate unproductive labor resources from reprocessing activities to more productive tasks of patient care and throughput.

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

When patients seek treatment for OAB, physicians normally start with conservative therapies such as biofeedback and behavioral modification (e.g., bladder training, scheduled voiding techniques and pelvic floor training).  When, as is often the case, these therapies are not entirely successful, the next treatment of choice is drug therapy.  If, as is the case with a majority of the patients, the drug therapy is ineffective or cannot be tolerated by the patient, the physicians suggest other treatments.  For those patients, we believe our minimally invasive Urgent PC System treatments offer an alternative to the more invasive treatments such as surgery, implantation of a sacral nerve stimulation device, or injection of OnabotulinumtoxinA, a prescription drug marketed under the name of Botox, into the bladder.

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

In 2007, the U.S. Department of Health and Human Services, Public Health Service, National Institutes of Health, National Institute of Diabetes and Digestive and Kidney Diseases reported that, depending on the definition of urinary incontinence used, 5% to 50% of the U.S. adult population suffers from some form of urinary incontinence.  Per the American Urological Association, there are three types of urinary incontinence:

•	Stress Urinary Incontinence — Stress urinary incontinence (“SUI”) refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from ordinary physical activities, such as coughing, sneezing, laughing, straining or lifting. SUI, the most common form of urinary incontinence among women, is estimated to affect almost 30 million women over the age of 18 in the U.S. (Hampel et al., 1997 and 2000 U.S. census data). SUI is caused by urethral hypermobility and/or ISD. Urethral hypermobility – abnormal movement of the bladder neck and urethra – can occur when the anatomic supports for the bladder neck and urethra have weakened. This anatomical change can result from pregnancy, childbirth or age-related tissue deterioration. SUI can also be caused by ISD, or the inability of the urinary sphincteric mechanism to function properly. ISD can be due to congenital or age-related sphincter weakness or can result from damage to the sphincteric mechanism following pelvic trauma, surgery, neurologic diseases or radiation therapy.

•	Urge Incontinence — Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate. Urge incontinence often occurs when neurologic problems cause the bladder to contract and empty with little or no warning, and is part of the overactive bladder syndrome.

•	Overflow Incontinence — Overflow incontinence is associated with an over-distention of the bladder. This can be the result of an under-active bladder or an obstruction in the bladder or urethra.

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

Other Products and Applications

We also provide and market the following additional products and applications:

Macroplastique® for Vesicoureteral Reflux.  Outside the U.S., we market our Macroplastique products for treatment of vesicoureteral reflux - the abnormal backflow of urine from the bladder into the ureters or kidneys that is most prevalent in infants and children whose ureters did not fully develop.  In this application, a bolus of the elastomer implant is injected around the orifice or valve where the ureter enters the bladder.

PTQ® Implants.  We also market our silicone elastomer implants under the name PTQ® Implants outside of the U.S. as a minimally invasive product to address fecal incontinence (sometimes referred to as bowel incontinence).  Our PTQ Implants offer minimally-invasive, soft-textured permanent implant for treatment of fecal incontinence.  PTQ is implanted circumferentially into the submucosa of the anal canal, creating a “bulking” and supportive effect around the anal sphincter.  PTQ is CE marked and currently sold outside the United States in various international markets.

Urgent PC for Fecal Incontinence.  Our Urgent PC System is CE marked and sold outside of the United States for the treatment of fecal incontinence.

VOX® Implants.  In addition to urological applications, we market our silicone elastomer bulking material outside the United States to help improve speech and swallowing function in patients with unilateral vocal cord paralysis.  The implants are sold for vocal cord rehabilitation applications under the trade name VOX® Implants.

Distributed Products.  In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distributor agreement.  Under the terms of the distributor agreement, we are not obligated to purchase any minimum level of wound care products.

Sales, Distribution and Marketing

Medical Products

The end users of our endoscopy systems for medical use and related products primarily consist of urologists, pulmonologists, thoracic surgeons, gastroenterologists, bariatric surgeons, and ENT doctors in medical clinics, physicians’ private offices, ambulatory surgical centers, and hospitals.  Other physicians may also use our medical devices performing procedures in alternate settings.  The end users of our Urgent PC System and Macroplastique products are primarily urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume.

We market and distribute these medical products worldwide.  In the U.S., we sell our products through a direct sales force.  Outside the U.S., we sell our products through a combination of a direct sales force and a network of distributor organizations.  Most of our distributors outside the U.S. also market and distribute products of other companies.

In the United States, we have a sales organization that consists of 48 direct field sales representatives, six Regional Sales Directors, three clinical specialists and a marketing organization to market our products directly to our customers.  Of our 48 direct sales representatives, 41 specialize in the urology market and seven specialize in the airway management and other markets.

Outside of the United States, we sell our Urgent PC System and Macroplastique products primarily through a direct sales organization in the United Kingdom, The Netherlands, Switzerland, Ireland, Belgium, Finland, Sweden and Denmark, and in all other markets primarily through distributors.  Each of our distributors has a territory-specific distribution agreement, including requirements they may not sell products that compete directly with ours.  Our PrimeSight endoscopy systems and products are sold internationally through regional or national distributors.

We use clinical studies and worldwide scientific community awareness programs to demonstrate the safety and efficacy of our products.  Publications of clinical data in peer-reviewed journals and presentations at professional society meetings by clinical researchers increase the scientific community’s awareness of our products, including patient indications, treatment technique and expected outcomes.  We provide a range of activities designed to support physicians in their clinical research.

Our sales team will focus its time and efforts on the sale of our PrimeSight Endoscopy portfolio and our Urgent PC System, both in the United States and internationally.  We will emphasize the “always ready, always sterile” attribute of our PrimeSight systems utilizing the EndoSheath Protective Barrier, as well as its ability to enable physicians to safely and cost-effectively treat more patients in less time, thereby providing physicians with flexibility to better manage increased patient demand.  We will continue to focus on generating greater patient and physician awareness of our Urgent PC system and on training physicians in the proper use and clinical benefits of our Urgent PC System for overactive bladder.  We do not expect to see significant growth in our Macroplastique business because we believe it is a small, mature market that is competitively penetrated.

Borescopes for Industrial Use

Our borescopes are sold directly by our subsidiary, Machida, and through a global network of independent sales representatives.

We regularly evaluate the effectiveness of all of our sales channels and may change them if we believe a different method would increase our revenues.

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

Whether a particular procedure qualifies for third-party reimbursement depends upon factors such as the safety and effectiveness of the procedure. Reimbursement may be denied if the medical device used was experimental or was used for a non-approved indication.  We believe, based upon our knowledge and experience of third-party reimbursement practices and advice from consultants in this area, that third-party reimbursement is available for most procedures that utilize our products.

PrimeSight Endoscopes

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

We believe that the number of procedures performed in non-facility settings will increase.  As these procedures move to non-facility settings, physicians will have to contend with the cost and effort required to reprocess conventional endoscopes.  We believe our PrimeSight Endoscopy portfolio will provide an economically beneficial alternative to the use of conventional endoscopes based upon the provider not having to purchase multiple endoscopes or expensive disinfecting equipment and supplies, and not having to spend his or her valuable time cleaning endoscopes.  We believe that with over 100 million people in the U.S. over the age of 50, the number of endoscopic procedures that physicians will perform will increase.  Our EndoSheath technology, combined with the resource-based system for setting values for physician services, represents a sound economic solution for physicians to perform diagnostic and therapeutic procedures in their offices.

EndoSheath Protective Barrier

Most third-party payers do not reimburse health-care providers separately for the cost of our sterile, single-use EndoSheath Protective Barrier products.

Urgent PC System

Sales of our Urgent PC System are significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Effective January 2011, the American Medical Association granted a Category 1 Current Procedural Terminology (“CPT”) code for PTNS treatments.

As of February 29, 2016, all regional Medicare carriers, with approximately 50 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 160 million lives provide coverage for PTNS treatments.

Outside of the U.S., our Urgent PC System treatments are reimbursed under an available reimbursement code in the Netherlands.  In other countries in Europe, there are no specific reimbursement codes for Urgent PC System treatments, and generally reimbursement is from fund-holder trusts or global hospital budgets.

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

Manufacturing and Suppliers

PrimeSight Endoscopes

We manufacture our flexible endoscopes for medical and industrial use at our facility in Orangeburg, New York, using purchased components and subassemblies as well as certain proprietary components we or our subcontractors produce.  Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers, and we purchase our components and supplies on a purchase order basis. For certain critical components, we have long-term supply arrangements with third parties, such as Applitec LTD, which is based in Israel.

EndoSheath Protective Barrier

We currently manufacture our EndoSheath disposable barriers at our facility in Westborough, Massachusetts using raw materials, molded parts, and components purchased from independent vendors, some of which are manufactured to our specifications.  We also design and build our own production machines and tools.  Our EndoSheath line includes products for all medical markets we currently serve.

Most components we purchase are available from multiple sources, with the exception of certain key components that are supplied to us by key suppliers, with whom we have long-term supply arrangements, but no long-term supply agreements.  We purchase our components and supplies on a purchase order basis and seek to maintain adequate inventory levels of such components to prevent supply disruptions.  We contract with third parties for the sterilization of all of our EndoSheath disposables.

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

Macroplastique

We have FDA-registered manufacturing facilities in Minnetonka, Minnesota, Westborough, MA and Orangeburg, NY where we manufacture all of our tissue bulking products, Endosheath products and endoscope products, respectively.  Our facilities use dedicated heating, cooling, ventilation and high efficiency particulate air filtration systems to provide cleanroom and other controlled working environments.  Our trained technicians perform all critical manufacturing processes in qualified environments according to validated written procedures.  We use qualified vendors to sterilize our products using validated methods.

Competition

PrimeSight Endoscopy and EndoSheath Protective Barrier (Flexible Endoscopes and Disposables)

We believe that the primary competitive factors in the medical device market for flexible endoscopes include safety and effectiveness, the optical quality of product offerings, product reliability, price, physician familiarity with the manufacturer and its products, ease of use and third-party reimbursement policies.

Our ability to compete is directly affected by several factors, such as our sales and marketing capabilities, our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology which our products are based upon, our manufacturing skills and our ability to attract and retain skilled employees.

We believe our proprietary PrimeSight endoscopes and EndoSheath platform currently provides us with a competitive advantage over our competition.  Currently, most of our competitors sell endoscopes that require elaborate and time-consuming reprocessing procedures. Some newer competitors sell disposable endoscopes that sacrifice optical quality and functional performance in favor of single-use safety. Our unique platform provides the safety of a sterile, single use device as well as the performance of a high quality reusable device.

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

In our industrial markets, we believe that our over 35-year history of product effectiveness, ease of use, product reliability and competitive pricing are the principal competitive factors contributing to our success.  Among our competitors are Olympus, Lenox, and Karl Storz Industrial.

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

Allergan, Inc. began to commercialize Botulinum toxin A (Botox®) for OAB treatments in calendar 2013, and this treatment is a direct competitor for our Urgent PC System following unsuccessful drug therapy.  In this procedure, Botox is injected into the bladder wall, often with approximately twenty individual injection sites, to numb and mask the symptoms of urgency and frequency.  We believe that marketing campaigns by Allergan, Inc. will increase awareness of OAB. However, we also believe that the side effects of Botox injections for this application, which can include urinary retention and urinary tract infection, will lead many patients to choose our less invasive solution.

Medtronic’s InterStim neuromodulation device, which stimulates the sacral nerve, requires surgical implantation of a lead near the patient’s spine in addition to a battery powered stimulator in the buttocks.  In contrast, our Urgent PC System allows minimally invasive stimulation of the sacral nerve plexus in an office-based setting without any surgical intervention.  Additionally, we anticipate Medtronic to formally launch a competing PTNS technology in 2016.  Other companies may also enter the U.S. market with neuromodulation or other products for the treatment of OAB.

Macroplastique

Injectable urethral bulking agents for stress urinary incontinence competing directly with Macroplastique in the United States include: Durasphere® manufactured by Carbon Medical Technologies, Inc. and distributed by Coloplast Corp; and Coaptite® manufactured by Merz Aesthetics, Inc. and distributed by Boston Scientific Corporation.  We believe Macroplastique competes effectively against these products because it will not degrade, resorb or migrate, has no special preparation or storage requirements, and is safe and effective for treating adult female stress urinary incontinence.

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

United States

Our products are regulated in the United States as medical devices by the FDA under the Food, Drug and Cosmetic Act (“FDC Act”).  Noncompliance with applicable requirements can result in, among other things:

•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, or total or partial suspension of production;

•	denial of requests for 510(k) clearance or pre-market approval of new products;

•	withdrawal of existing approvals; and

•	criminal prosecution.

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

Our PrimeSight flexible endoscopes and accessory products have been classified by the FDA as Class II devices and EndoSheath Protective Barrier products have been classified by the FDA as Class II sterile devices.  We have received FDA clearance for all of our endoscopes and accessory products that require clearance with the exception of the bronchoscope 2.8mm EndoSheath model, for which we are currently seeking FDA clearance.  We expect that we will be required to file 510(k) Pre-market Notifications for each additional endoscope that we develop in the future.

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

After a device is placed on the market, numerous regulatory requirements apply.  These include:

•	Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if such malfunction were to recur; and

•	notices of correction or removal, and recall regulations.

The FDC Act requires that medical devices be manufactured in accordance with FDA’s current Quality System Regulations, which require, among other things, that we:

•	regulate our design and manufacturing processes and control them by the use of written procedures;

•	investigate any deficiencies in our manufacturing process or in the products we produce;

•	keep detailed records and maintain a corrective and preventative action plan; and

•	allow the FDA to inspect our manufacturing facilities on a periodic basis to monitor our compliance with Quality System Regulations.

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

Quality Standards

In August 2005, the quality system certification at our facility in Natick, Massachusetts was updated to establish conformance with International Organization for Standardization (“ISO”) 13485: 2003 and continued conformance with Medical Devices Directive (“MDD”) 93/42/EEC and the Canadian Medical Device Regulations (“CMDR”).  In September 2015, we completed a facility transfer from Natick, Massachusetts to Westborough, Massachusetts.  All regulatory and quality standards have been met, allowing ongoing operations for domestic and international distribution.

In April 2007, our facility in Orangeburg, New York successfully completed an expansion audit and we were awarded ISO 13485: 2003 certification for this location.  This certification allowed us to start shipping scopes from our facility in Orangeburg, New York, in addition to shipments from our facility in Natick, Massachusetts.  The Natick and Orangeburg facilities are registered with the FDA as medical device manufacturers.  As a result, these facilities are subject to the FDA’s Quality System Regulations, which regulate the design, manufacturing, testing, quality control, and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations.

Our manufacturing facility in Minnetonka, Minnesota and our manufacturing processes at that facility have been inspected and certified in compliance with ISO 13485, applicable European medical device directives and Canadian Medical Device Requirements.

The export of medical devices is also subject to regulation in certain instances.  Our compliance with these various regulatory requirements is monitored through periodic inspections by the FDA and audits by independent authorities to maintain our ISO 13485, Canadian Medical Device Requirements and European medical device directives status.  We routinely update our systems to comply with changes to applicable regulations such as the recent changes to the European medical device directives, as amended by 2007/47/EC.

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

As of March 1, 2016, we hold 26 U.S. patents, and we have 9 U.S. patent applications pending. In addition, we have 89 foreign patents granted and have five foreign patent applications pending.  The issued and granted patents will expire on various dates in the years 2017 through 2029.  These patents relate to electro-nerve stimulation; soft-tissue bulking materials, processes and applications; disposable sheaths for endoscopes; endoscopic designs and features; and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related.

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

We also seek to protect our trade secrets by requiring employees, consultants, and other parties to sign confidentiality agreements and noncompetition agreements, and by limiting access by outside parties to our confidential information.  There can be no assurance that these measures will prevent any unauthorized disclosure or use of our confidential information or that others will not be able to independently develop such information.

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

Research and Development

We have research and development projects and activities to develop, enhance and evaluate potential new products for which we incur costs for regulatory submissions, regulatory compliance and clinical research.  Our expenditures for clinical research include studies for new applications or indications for existing products, post-approval regulatory compliance and marketing and reimbursement approval by third-party payers.  Our expenditures for research and development totaled approximately $3.2 million for the Transition Period ended December 31, 2015, $2.2 million for the nine-month period between April 1, 2014 and December 31, 2014 and $2.9 million for the fiscal year ended March 31, 2015.

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

Compliance with Environmental Laws

 Our operations are regulated under various federal, state, and local laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites.  We have infrastructures in place to ensure that our operations are in compliance with all applicable environmental regulations.  Our compliance with applicable environmental requirements for the Transition Period and during our fiscal years ended on March 31, 2015 and 2014, respectively, has not had a material effect upon our capital expenditures, earnings or competitive position.

Dependence on Major Customers

During the Transition Period and our fiscal 2015 and 2014, none of our customers individually accounted for 10% or more of our net sales.

Backlog

We did not have significant backlog at the end of the Transition Period or fiscal year-end 2015 or 2014.

Employees

As of December 31, 2015, we had 181 employees, of which 178 were full-time and three were part time.  No employee was subject to a collective bargaining agreement.  We believe we maintain good relations with our employees.

Executive Officers

The table below sets forth, as of March 15, 2016, certain information concerning our executive officers.  No family relationships exist among any of our directors and executive officers.

Name	Age	Title
Robert C. Kill	52	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Darin Hammers	51	Chief Operating Officer

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

Darin Hammers has served as Cogentix’s Senior Vice President of Global Sales and Marketing since March 31, 2015 until January 4, 2016, when he was promoted to the position of Chief Operating Officer, and had served in the same role for Uroplasty, Inc. from September 2013 until March 31, 2015.  From February 2013 until September 2013, he served as Uroplasty’s Vice President of Global Sales.  Prior to joining Uroplasty, Mr. Hammers was Vice President of Sales – Bard Medical Division at CR Bard from 2009 to 2013.  He held roles of increasing responsibility in sales and sales management with Boston Scientific Corporation from 1996 to 2009.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on its Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our business, operating results and financial condition.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” and “continue,” the negative of these words, other words and terms of similar meaning and the use of future dates.  These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•	Our future revenues, future operating expenses, anticipated cash burn rate and whether and how long our existing cash and cash equivalents will be sufficient to fund our operations, and our continuing losses;

•	the market size and market acceptance of our products;

•	the status of our product development programs; and

•	the effect of new accounting pronouncements and future health care, tax and other legislation.

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

We anticipate that the size of our business will increase significantly beyond the current size of our predecessor businesses.  Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.  There are no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefit currently anticipated from the merger.

Our actual financial positions and results of operations may differ materially from the unaudited pro forma financial data.

The unaudited pro forma financial information contained in Note 2 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report and previously provided by us has been presented for illustrative purposes only and may not be an indication of what our financial position or results of operations will be in the future.  The pro forma financial information has been derived from the audited and unaudited historical financial statements of Uroplasty and Vision-Sciences, and certain adjustments and assumptions have been made regarding the combined company after giving effect to the transaction.  The assets and liabilities of Uroplasty and Vision-Sciences have been measured at their fair value based on various preliminary estimates using assumptions that management believes are reasonable utilizing information currently available.  The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.  These purchase price estimates may be revised as additional information becomes available and as additional analyses are performed.  Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have a material impact on the pro forma financial information and our financial position and future results of operations.

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

In connection with the accounting for the merger, we have recorded a significant amount of goodwill and other intangible assets.  Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinitely-lived intangible assets has been impaired.  Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator.  Any impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders’ equity in future periods.

We may obtain additional financing, which may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility.

We may obtain additional financing in 2016.  We will seek to acquire that through additional equity and/or debt financing arrangements, which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our stockholders will experience dilution.  Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize.  We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

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

We are substantially completed with the process of combining the two predecessor companies.  The remaining integration components may result in additional and unforeseen expenses, and the anticipated benefit of the final integration items may not be realized.

We have historically incurred losses and may never reach profitability.

We have incurred net losses in each of the last five fiscal years, including the nine-month transition period ended December 31, 2015.  As of December 31, 2015, we had an accumulated deficit of approximately $59 million primarily because of costs relating to the development, including seeking regulatory approvals, and commercialization of our products.  We expect our operating expenses relating to sales and marketing activities along with product development and clinical trials will continue to increase during the foreseeable future.  To achieve profitability, we must generate substantially more revenue than we have generated in prior years.  Our ability to achieve significant revenue growth will depend, in large part, on our ability to successfully integrate our predecessor companies following the merger, to achieve widespread market acceptance of our products and successfully expand our business in the U.S.  We may never achieve these objectives or otherwise become profitable.

The size and resources of our competitors may render it difficult for us to successfully compete in the marketplace.

Our products compete against similar medical devices and other treatment methods, including drugs.  Many of our competitors, which include some of the largest medical products and pharmaceutical companies in the world, have significantly greater financial, research and development, manufacturing and marketing resources than we have.  Our competitors could use and have used these resources to develop and/or acquire products that may be safer, more effective, less invasive, less expensive or more readily accepted than our products.  Their products could make our technology and products obsolete or noncompetitive.  Our competitors could also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.  Additionally, in 2016 we anticipate the formal launch of a competing PTNS technology from a large, well-known medical device manufacturer.

Our ability to compete effectively depends upon our ability to distinguish our brand and our products from our competitors’ brands and their products and to obtain adequate reimbursement for procedures performed using our products.  Factors affecting our competitive position include:

•	ability to sell products tailored to meet the needs of our customers and patients;

•	sales, marketing, and distribution capabilities;

•	product performance and design;

•	quality of customer support;

•	product pricing;

•	product safety;

•	success and timing of new product development and introductions; and

•	intellectual property protection.

Our stock price may fluctuate and be volatile.

The trading price of our common stock may be subject to significant fluctuations due to the following factors, among others:

•	actual or anticipated variations in operating results;

•	conditions or trends in the medical device market;

•	announcements of new or acquired products or technologies by us or our competitors;

•	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors;

•	technological innovations, new products or services;

•	the success of our efforts to acquire or license additional products;

•	additions or departures of key personnel;

•	actual or expected sales of a large number of shares of our common stock;

•	availability of sources of capital;

•	adverse litigation;

•	unfavorable legislative or regulatory decisions;

•	developments in U.S. or international reimbursement systems;

•	variations in interest rates;

•	general market and economic conditions;

•	availability of components on acceptable terms;

•	availability of distributor arrangements on favorable terms; and

•	changes in accounting standards, policies, guidance or interpretations.

In addition, the stock market in general, the NASDAQ Capital Market, and the market for shares of novel technology and medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  Further, the market prices of life science companies have been unusually volatile in recent years, and such volatility may continue for the foreseeable future.  These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.  In addition, this volatility and the low level of market liquidity for our common stock could adversely affect an investor’s ability to sell shares of our common stock and the market price for such shares, at any given time.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures.  In some circumstances, we may seek to do so through the acquisition of complementary businesses, products or technologies rather than through internal development.  The identification of suitable acquisition candidates and obtaining adequate financing can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions.  Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive and time consuming, and may strain our resources.  Consequently, we may not achieve anticipated benefits of the acquisitions, which could harm our existing business.  In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

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

The manufacture and sale of our products expose us to significant risk of product liability claims, which may have a negative impact on our business.  Any defects or risks that we have not yet identified with our products may give rise to product liability claims.  Our existing worldwide product liability insurance coverage of up to $10 million in liability may be inadequate to protect us from liabilities we may incur. We may also not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim (or series of claims) would be brought against us for uninsured liabilities or in excess of our insurance coverage, and ultimately it is determined that we are liable, our business could suffer.  Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, or other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products.  A recall of any of our products would likely be costly, would be uninsured and could also result in increased product liability claims.  Further, while we train our physician customers in the proper use of our products, we cannot be certain that they will implement our instructions accurately.  If our products are used incorrectly by our customers, injury may occur and this could give rise to product liability claims against us.

Product quality problems could lead to reduced revenue, gross margins and net income.

We produce highly complex video-based endoscope products that incorporate sophisticated technology, including hardware and software.  Software typically contains bugs that can unexpectedly interfere with operations.  Our quality assurance testing programs may not be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, increase warranty repairs, or reduce gross margins.  In the past, we have had to replace certain components and provide remediation in response to defects or bugs in our products.  There can be no assurance that such a remediation, depending on the products involved, would not have a material impact on our revenue, margins, and net income.  An inability to cure a product defect could result in the failure of a product line, a product recall, temporary or permanent withdrawal of a product from a market, damage to our reputation, inventory costs or product reengineering expenses, any of which could have a material adverse impact on our revenue, margins, and net income.

We expect gross margins to vary over time, and our level of product gross margins may not be sustainable.

The current levels of our product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	obsolescence of components or products due to sales trends and new product introductions;

•	our inability to reduce supply and production costs;

•	increases in material or labor costs;

•	changes in shipment volume;

•	loss of cost savings due to changes in component pricing, including the impact of foreign exchange rates for components purchased overseas;

•	changes in distribution channels; and

•	increased warranty costs.

The use and acceptance of certain of our products depend heavily upon the availability of third-party reimbursement for the procedures in which our products are used.

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

Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate to justify the use of our products.  In addition, third-party payers may deny reimbursement if they determine that the device used in a treatment was not cost-effective or was used for a non-approved indication, particularly if there is not a published Current Procedural Terminology, or CPT, code for reimbursement.  For example, in 2009, the American Medical Association advised the medical community that the previously recommended Category 1 CPT code for percutaneous tibial nerve stimulation, or PTNS, treatments should be replaced with an unlisted code.  As a result, many third-party insurers delayed or denied reimbursement for PTNS treatments, significantly impacting the sales of our Urgent PC System, until a new code was introduced effective in January 2011.

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

All third-party reimbursement programs, whether government-funded or commercially insured, inside the U.S. or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefit, second opinions, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare.  These types of programs can potentially limit the amount that healthcare providers may be willing to pay for medical devices and could have a material adverse effect on our financial position and results of operations.

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

A significant portion of our revenue outside of the United States is through a network of independent distributors.  Our ability to increase product sales in foreign markets will largely depend on our ability to develop and maintain relationships with our distributors and on their ability to successfully market and sell our products.  We may not be able to retain distributors who are willing to commit the necessary resources to marketing and selling our products to the level of our expectations.  Failure to maintain or expand our distribution channels or to recruit, retain and motivate qualified personnel could have a material adverse effect on our product sales and revenues.

In addition, we have a limited ability to direct or influence the activities of our third-party, independent distributors.  Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

•	sell products that compete with our products in breach of their non-competition agreements with us;

•	fail to adequately promote our products; or

•	fail to provide proper service to our end users.

If we are unable to adequately manage our distribution network, or if our distributors fail to meet their obligations under their agreements with us, our corporate image among end users of our products could be damaged, resulting in a failure to meet our sales goals.  In addition, foreign governments have increased their anti-bribery efforts in the healthcare sector to reduce improper payments received by hospital administrators and doctors in connection with the purchase of pharmaceutical products and medical devices.  We are subject to the regulations of the Foreign Corrupt Practices Act and are required to monitor our activities associated with our foreign sales.  To our knowledge, none of our distributors engages in corrupt practices.  However, our distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products, which would adversely affect our corporate image and business.

Our distributors may not obtain regulatory approvals on a timely basis, if at all.

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

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios.  Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage.  Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain and costly.  We face the risk of claims that our products have infringed on third parties’ intellectual property rights.  Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful.  Any claims of patent or other intellectual property infringement, even those without merit, could:

•	be expensive and time consuming for us to defend;

•	result in us being required to pay significant damages to third parties;

•	cause us to cease making or selling products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products, if feasible;

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, which agreements may not be available on terms acceptable to us, or at all;

•	divert the attention of our management; or

•	result in our customers or potential customers deferring or limiting their purchases or use of the affected products until resolution of the litigation.

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

We currently purchase several key materials used in our products from single source suppliers, including the finished products for our Urgent PC System.  If one of these suppliers delayed or curtailed shipments to us, our ability to manufacture and deliver product would be impaired, our sales would decline or be curtailed for that product, and we would be forced to quickly locate an alternative source of supply.  We cannot be sure that acceptable alternative arrangements could be made on a timely basis.  Further, our reliance on such suppliers and the cost and difficulty we would encounter in qualifying an alternative subjects us to increased risk of price increases by single source suppliers.  Additionally, the qualification of materials and processes as a result of a supplier change could be deemed as unacceptable to regulatory authorities and cause delays and increased costs due to additional test requirements.  A significant interruption in the supply of materials, for any reason, could delay the manufacture and sale of our products, which would limit our ability to generate revenues.

Certain components for our fiber-based endoscopes and video-based endoscopes are generally only available from one source.  Our inability to obtain any of these parts could delay or prevent us from making and selling products, which would have a material adverse effect on our future financial condition and results of operations.

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

We derived approximately 25% of our net sales in the Transition Period ended December 31, 2015 from customers and operations in international markets.  The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to a number of risks, including:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy export licensing requirements;

•	local political and economic instability;

•	fluctuations in the value of the U.S. dollar relative to foreign currencies;

•	difficulties in recruiting and maintaining distributors and staff in remote locations, including sales people;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	foreign taxation compliance and penalties;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

•	difficulties in enforcing or defending intellectual property rights.

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

If our personnel, distributors or agents are found to have engaged in practices in violation of the FCPA or other anticorruption laws, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.  During the past few years, the SEC has increased its enforcement of violations of the FCPA against companies, including several medical device companies. Although we do not believe we are currently a target, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and operating results.

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

As of March 15, 2016, our officers and directors owned an aggregate of approximately 11.5% of outstanding shares of our common stock. Under a convertible note dated September 19, 2012, as amended (the “2012 Note”), Mr. Lewis C. Pell, a member of our Board of Directors, at his option at any time prior to maturity, but not until after three years following the effective date of the merger or, if earlier, three days prior to the record date for the declaration of any dividend or distribution on our common stock in cash or other property other than common stock, has the right to convert the unpaid principal balance, which was $20.0 million as of March 15, 2016, into 3,333,333 shares of our common stock. Under a convertible note dated September 25, 2013, as amended (the “2013 Note”), Mr. Pell, at his option at any time prior to maturity, but not until after three years following the effective date of the merger or, if earlier, three days prior to the record date for the declaration of any dividend or distribution on our common stock in cash or other property other than common stock, has the right to convert the unpaid principal balance, which was $3.5 million as of March 15, 2016, into additional 786,516 shares of our common stock.  Under a convertible promissory note dated June 16, 2014 (the “2014 Note”), Mr. Pell, at his option has the right to convert the unpaid principal balance, which was $4.99 million as of March 15, 2016, into additional 899,099 shares of our common stock.  Mr. Pell also has three warrants to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The conversion of the 2012 Note, the 2013 Note and the 2014 Note and exercise of the warrants would increase the aggregate ownership of our officers and directors (assuming that our other directors and officers exercise their options) to approximately 35.9% of outstanding shares of our common stock as of March 15, 2016.  As such, our directors and officers exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control of the company or forcing management to change our operating strategies, which may be to the benefit of management but not in the interest of the stockholders.

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

We leased a 9,835 square foot office, warehouse and manufacturing facility in Natick, Massachusetts, where we manufactured EndoSheath products, pursuant to a lease agreement with Yellow Brick, LLC, assignee of Nivek Investments I, LLC, which expired in August 2015.

On April 2, 2015, we leased approximately 24,400 square feet in Westborough, Massachusetts.  As of August 2015, upon the expiration of our Natick lease, we now manufacture EndoSheath products at this location, pursuant to a lease agreement with Glenborough Flanders Park, LLC expiring in December 2025.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “CGNT.”  Prior to the completion of the merger on March 31, 2015, our stock traded under the symbol “VSCI.”

The following table sets forth the high and low sales prices for our common stock for each of our full quarterly periods within the Transition Period and two most recent completed fiscal years ended March 31, 2015 and March 31, 2014 as reported on the NASDAQ Capital Markets.  The prices for the two fiscal years ended March 31, 2015 and March 31, 2014 have been adjusted to reflect the one to five reverse stock split that occurred on March 31, 2015.

Transition Period ended December 31, 2015	Low	High
April 1, 2015 – June 30, 2015	$1.42	$2.40
July 1, 2015 – September 30, 2015	$1.10	$1.72
October 1, 2015 – December 31, 2015	$1.10	$1.70

Fiscal year ended March 31, 2015	Low	High
First Quarter	$4.80	$6.45
Second Quarter	$4.25	$6.20
Third Quarter	$3.36	$6.10
Fourth Quarter	$1.75	$3.62

Fiscal year ended March 31, 2014	Low	High
First Quarter	$4.45	$5.75
Second Quarter	$4.15	$5.50
Third Quarter	$3.90	$7.50
Fourth Quarter	$4.92	$8.75

As of March 15, 2016, we had approximately 101 holders of record of our common stock.  Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.  We have never declared or paid cash dividends on our common stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides particular information regarding our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	2,355,654	$4.56	1,276,186

Equity Compensation Plans Not Approved by Security Holders (2)	290,646	$3.45	-

Total	2,573,640	$4.46	1,276,186

(1)	Consists of options outstanding under the Cogentix Medical, Inc. 2015 Omnibus Incentive Plan, the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan, as amended, the Vision-Sciences, Inc. 2000 Plan, the Vision-Sciences, Inc. 2003 Director Option Plan and the Vision-Sciences, Inc. 2007 Stock Incentive Plan

(2)	Represents non-qualified options to purchase shares of our common stock (all of which are vested), granted outside of any plan to one former executive officer in fiscal 2005 and 2006. Such option awards expire in May 2016.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Statement of Operations Data

Not required to be disclosed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Cogentix Medical is a global medical device company.  We design, develop, manufacture and market innovative proprietary technologies serving the urology and airway management markets.  The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation (PTNS) for the office-based treatment of overactive bladder (OAB).  The FDA-cleared PrimeSight Endoscopy Systems utilizing the EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy.  We also offer Macroplastique® a urethral bulking agent for the treatment of stress urinary incontinence.  Outside the U.S., the company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and the VOX® for vocal cord augmentation.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). ASC 605 requires that four basic criteria must be met before revenue can be recognized:

1.	persuasive evidence that an arrangement exists;

2.	delivery has occurred or services were rendered;

3.	the fee is fixed and determinable; and

4.	collectability is reasonably assured

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

Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  As of December 31, 2015, we have generated approximately $122.1 million in U.S. net operating loss (“NOL”) carry forwards that we cannot use to offset taxable income in foreign jurisdictions.  We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset.  We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

In addition, future utilization of NOL carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  For Uroplasty, we believe that the issuance of historical Uroplasty common stock in the December of 2006 follow-on public offering resulted in an “ownership change” under Section 382.  Additionally, we believe there were ownership changes of historical Uroplasty in December of 2012 and, as a result of the merger, in March of 2015.  Accordingly, our ability to use pre-acquisition Uroplasty generated NOL tax attributes is limited as follows: approximately $750,000 per year for periods prior to December 2006; approximately $2,000,000 per year for periods after December 2006 and before December 2012; and approximately $720,000 per year for periods after December 2012 and before March 2015.  Also, we believe there was an ownership change of Cogentix in March of 2015 as a result of the merger causing a limitation in our ability to use pre-acquisition Cogentix generated NOL tax attributes for periods prior to March 2015 of approximately $1,500,000 per year for the first five years and approximately $430,000 thereafter.

At December 31, 2015, we had NOL carry forwards of approximately $55.7 million for U.S. income tax purposes, which expire at various dates through 2036.  The merger transaction caused an ownership change as of March 31, 2015.  We have not performed a detailed analysis to determine whether an ownership change prior to March 31, 2015 had occurred.  Such a change of ownership could limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

We refer you to Note 9 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for further discussion.

Results of Operations

The reported operations for the nine-months ended December 31, 2014 and fiscal years ended March 31, 2015 and 2014, respectively include only the results of UPI. Results of VSCI will be included beginning on April 1, 2015, the day after the merger closed.  As such, results for the nine-month transition period ended December 31, 2015 will be materially different than the reported numbers of the same period of the prior years.

Nine-months ended December 31, 2015 compared to nine-months ended December 31, 2014

Net Sales.  Consolidated net sales of $36.6 million in the current period represented a $17.1 million, or an 87.7% increase, over net sales of $19.5 million in the prior period.  The increase in consolidated net sales is attributed to 20.8% sales growth of our Urgent PC System in addition to the merger with Vision-Sciences.

Net sales to customers in the U.S. of $27.6 million in the current period represented an increase of $13.1 million, or 90.0%, over net sales of $14.5 million in the prior period.

Net sales in the U.S. of our Urgent PC System increased 26.3% to $13.1 million in the current period, from $10.4 million in the prior period.  Net sales increased as a result of improved sales execution of our Urgent PC System within the U.S. resulting in an increase in the number of active customers, primarily due to new account conversions and improved customer retention rates.

Net sales in the U.S. of our Macroplastique product increased 1.6%, or $67,000, to $4.1 million in in the current period.  Macroplastique serves a small market, and the focus of our sales force has been on growing our Urgent PC and endoscopy technology business.

Net sales to customers outside the U.S. increased $4.1 million to $9.1 million, compared to $5.0 million in the prior period.

Urgent PC System sales to customers outside of the U.S. of $2.3 million in the current period decreased 3.6% from $2.4 million in the prior period.

Macroplastique sales to customers outside of the U.S. decreased 24.8% to $1.4 million in the current period, compared to $1.9 million in the prior period.  The sales decrease is attributed to a declining market as well to the shift in sales focus from Macroplastique to Urgent PC.

Consolidated net sales of our endoscopy technology was $14.9 million.  These sales are not included in our prior period reported net sales as this product line was acquired on March 31, 2015 from our merger with Vision-Sciences.  Net sales in the U.S. for endoscopy technology were $10.2 million and net sales outside the U.S for endoscopy technology were $4.6 million.

Gross Profit:  Gross profit was $24.1 million (65.8% of net sales) in the current period. The 22.3% decrease in the gross profit percentage is attributed primarily to the merger with Vision-Sciences as we now have capital equipment sales which carry lower gross margins than the former Uroplasty products alone.

General and Administrative Expenses (G&A):  G&A expenses of $6.2 million in the current period increased $1.0 million from $5.1 million in the prior period.  The increase in expenses is primarily due to one-time merger related costs of $665,000, $108,000 in legal fees to obtain our line of credit, additional legal fees pertaining to business development activities and increased personnel costs due to the merger with Vision-Sciences.

Research and Development Expenses (“R&D”): R&D expenses of $3.2 million in the current period increased $959,000 from $2.2 million in the prior period.  The increase is attributed primarily to $696,000 of increased personnel costs attributed to our merger with Vision-Sciences and $190,000 in legal fees pertaining to the evaluation and renewal of certain patents and trademarks.

Selling and Marketing Expenses (“S&M”):  S&M expenses of $18.8 million in the current period increased $3.6 million from the prior period.  The increase is attributed primarily to a $3.0 million increase in personnel and travel costs due to the expansion and reorganization of our selling and marketing team, $169,000 increase in the medical device tax due to the merger with Vision-Sciences, and $122,000 in consulting costs related to product promotion and education, advertising, trade shows and conventions.

Amortization of Intangibles: Amortization of intangibles was $1.9 million in the current period compared to $24,000 in the prior period, primarily due to the acquisition of intangibles from the merger with Vision-Sciences.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other expense was $1.1 million in the current period compared to net other income of $3,000 in the prior period.  Other expense increased primarily as the result the acquisition of related party debt and the amortization of the debt discount along with accrued interest associated with this debt as a result of the merger with Vision-Sciences.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries.  We recorded foreign currency exchange gains of $14,000 in the current period.

Income Tax Expense:  We recorded income tax expense of $40,000 in the current period.  Income tax expense is attributed to our foreign subsidiaries and to the payment of minimum state taxes in the U.S.  We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.  Our actual income tax expense differs from the statutory federal income tax benefit largely due to the recording of valuation allowances in all three periods presented.

Twelve-months ended March 31, 2015 compared to Twelve-months ended March 31, 2014

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

Macroplastique sales to customers outside of the U.S. decreased 9% to $2.5 million in fiscal 2015 over fiscal 2014.  The sales decrease is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.

Gross Profit:  Gross profit was $23.4 million (88.2% of net sales) in fiscal 2015 and $21.5 million (87.6% of net sales) in fiscal 2014.

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

Amortization of Intangibles: Amortization of intangibles was $31,000 in fiscal 2015 and $30,000 in fiscal 2014.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $4,000 and $17,000 for fiscal 2015 and 2014, respectively.  Other income decreased primarily as the result of a decrease in interest income on lower cash and investment balances and interest rates.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries.  In fiscal 2015 and fiscal 2014 we recorded foreign currency exchange (losses) gains of $(4,000) and $(5,000), respectively.

Income Tax Expense:  In fiscal 2015 and fiscal 2014 we recorded income tax expense of $66,000 and $72,000, respectively.  Income tax expense is attributed to our foreign subsidiaries and to the payment of minimum state taxes in the U.S.  We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.  Our actual income tax expense differs from the statutory federal income tax benefit largely due to the recording of valuation allowances in all three periods presented.

Non-GAAP Financial Measures

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

		Expense Adjustments
	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Disposal of Assets	Amortization of Intangibles	Non-GAAP
Nine-months ended December 31, 2015
Gross Profit	$24,103,000	$25,000	$-	$180,000	$-	$-	$24,308,000
% of Net sales	65.8%						66.4%
Operating Expenses:
General & administrative	5,531,000	(679,000)	78,000	(166,000)	-	-	4,764,000
Research and development	3,169,000	(55,000)	-	(10,000)	-	-	3,104,000
Selling and marketing	18,484,000	(220,000)	-	(311,000)	4,000	-	17,957,000
Amortization	1,903,000	-	-	-	-	(1,903,000)	-
Transaction costs	950,000	-	-	-	-	-	950,000
	30,037,000	(954,000)	78,000	(487,000)	4,000	(1,903,000)	26,775,000
Operating Loss	$(5,934,000)	$979,000	$(78,000)	$667,000	$(4,000)	$1,903,000	$(2,467,000)

		Expense Adjustments
	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Disposal of Assets	Amortization of Intangibles	Non-GAAP
Nine-months ended December 31, 2014
Gross Profit	$17,183,000	$36,000	$-	$13,000	$-	$-	$17,232,000
% of Net sales	88.1%						88.3%
Operating Expenses:
General & administrative	5,149,000	(755,000)	(132,000)	(111,000)	-	-	4,151,000
Research and development	2,226,000	(41,000)	-	(2,000)	-	-	2,183,000
Selling and marketing	15,107,000	(246,000)	-	(57,000)	-	-	14,804,000
Amortization	24,000	-	-	-	-	(24,000)	-
	22,506,000	(1,042,000)	(132,000)	(170,000)	-	(24,000)	21,138,000
Operating Loss	$(5,323,000)	$1,078,000	$132,000	$183,000	$-	$24,000	$(3,906,000)

		Expense Adjustments
	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Disposal of Assets	Amortization of Intangibles	Non-GAAP
Year Ended March 31, 2015
Gross Profit	$23,401,000	$47,000	$-	$17,000	$-	$-	$23,465,000
% of Net sales	88.2%						88.5%
Operating Expenses:
General & administrative	7,956,000	(977,000)	(153,000)	(153,000)	(1,000)	-	6,672,000
Research and development	2,851,000	(52,000)	-	(2,000)	-	-	2,797,000
Selling and marketing	20,210,000	(313,000)	-	(76,000)	(38,000)	-	19,783,000
Amortization	31,000	-	-	-		(31,000)	-
	31,048,000	(1,342,000)	(153,000)	(231,000)	(39,000)	(31,000)	29,252,000
Operating Loss	$(7,647,000)	$1,389,000	$153,000	$248,000	$39,000	$31,000	$(5,787,000)
Transaction costs							2,400,000
Operating Loss excluding transaction costs							(3,387,000)

Year Ended March 31, 2014
Gross Profit	$21,527,000	$27,000	$-	$33,000	$-	$-	$21,587,000
% of Net sales	87.6%						87.8%
Operating Expenses
General & administrative	6,522,000	(1,117,000)	-	(200,000)	-	-	5,205,000
Research and development	2,151,000	(51,000)	-	(4,000)	-	-	2,096,000
Selling and marketing	18,123,000	(241,000)	-	(86,000)	-	-	17,796,000
Amortization	30,000	-	-	-	-	(30,000)	-
	26,826,000	(1,409,000)	-	(290,000)	-	(30,000)	25,097,000
Operating Loss	$(5,299,000)	$1,436,000	$-	$323,000	$-	$30,000	$(3,510,000)

On December 10, 2015, the Board of Directors of the Company determined that, in accordance with its bylaws and upon recommendation of the Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year starting on January 1, 2016. The required transition Period of April 1, 2015 to December 31, 2015 is included in this Form 10-K Transition Report. Amounts included in this report for the nine months ended December 31, 2014 are unaudited.

Liquidity and Capital Resources

Cash Flows

At December 31, 2015, our cash and cash equivalents and short-term investments balances totaled $2.0 million.  At December 31, 2015, we had working capital of approximately $9.1 million.

Cash used in operating activities for the nine-month transition period ended December 31, 2015 and for the nine-months ended December 31, 2014, respectively was $5.9 million and $3.2 million, and in fiscal years ended March 31, 2015 and 2014, respectively was $4.4 million and $2.9 million.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and equity compensation, of $2.5 million, $3.9 million, $3.4 million and $3.5 million, in the nine-month transition period ended December 31, 2015 and 2014, respectively, and in fiscal 2015 and fiscal 2014, respectively.  We have continued to show an operating loss because we have continued to invest, primarily in selling and marketing, to grow our U.S. business. The nine-month transition period ended December 31, 2015 net loss includes nonrecurring cash expenses of $1.0 million attributed to integration costs primarily for legal, accounting and other fees associated with our merger.

In the nine-month period ended December 31, 2014 we generated $3.5 million of net cash from the maturity of marketable securities.   In fiscal 2015, we generated $3.4 million of net cash from the sale of marketable securities and $2 million in cash from the merger with Vision-Sciences, compared with $7.9 million of net cash generated from the sale of marketable securities in fiscal 2014.

In the nine-month transition period ended December 31, 2015 and 2014, respectively, we used $1.4 million and $206,000 of net cash for the purchase of property, plant and equipment.  In fiscal 2015, we used $421,000 to purchase property, plant and equipment compared with approximately $248,000 in fiscal 2014.  The increase in fiscal 2015 compared to fiscal 2014 is related to the purchase of new computer equipment for our sales force and for the merger of our IT systems with VSCI.

In fiscal 2015, we generated proceeds from financing activities of $68,000 from the exercise of stock options and $360,000 in fiscal 2014.  There were no stock options exercised in the nine-month transition period ended December 31, 2015.

Sources of Liquidity

We obtained an 18-month line of credit through Venture Bank in September 2015.  We may obtain additional debt and/or equity financing during calendar year 2016.  We have historically not generated cash from operations because we have yet to achieve profitability, and to achieve profitability, we must generate substantially more revenue than we have generated this year or in prior years.

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

The Company does not have any commitments for capital expenditures.

Convertible Debt Arrangements – Related Party

The following table is a summary of our convertible debt – related party at December 31, 2015:

	Gross Principal Amount	Unamortized Debt Discount	Net Amount
Convertible Debt—Related Party
Note Payable A	$20,000,000	$(3,639,000)	$16,361,000
Note Payable B	3,500,000	(562,000)	2,938,000
Note Payable C	4,990,000	(952,000)	4,038,000
	$28,490,000	$(5,153,000)	$23,337,000

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

At December 31, 2015, we had an aggregate amount of $758,000 in accrued interest under the convertible notes payable, which is included in accrued expenses on our consolidated balance sheet.

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

Under purchase accounting for the merger, the convertible promissory notes were recorded at fair value, resulting in a discount from their face value of $5,960,000. The discount is being amortized over the remaining term based on the effective interest rate method with an imputed interest rate of 4.72%. The amendments to the convertible notes payable were considered to be part of an arrangement entered into between Mr. Pell and Vision-Sciences during the merger negotiations that were separate from the business combination.  Accordingly, the fair value of the notes was based on the terms that existed prior to the amendment. The fair value of the notes was determined using a lattice model with key assumptions of a risk free rate of 1.37%, market interest rate of 10.3%, and annualized volatility of 65%, less any increase in the fair value of the conversion feature resulting from the amendments.  The increase in the fair value of the conversion feature was based on a comparative analysis of the conversion feature’s value under both the original terms and modified terms using the same key assumptions.

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

Commitments and Contingencies

Future payments under our contractual obligations as of December 31, 2015, consisting of royalties, purchase commitments, and operating leases, are summarized below:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Minimum purchase agreement (a)	$1,329,000	$1,329,000	$-	$-	$-
Operating lease commitments (b)	2,683,000	744,000	949,000	365,000	625,000

Total contractual obligations	$4,012,000	$2,073,000	$949,000	$365,000	$625,000

(a)	In our normal course of business we have commitments, generally for periods of less than twelve months, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.

(b)	Operating lease commitments include a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease, which had an original expiration date in April 2014, was amended in January 2014. The amended lease began on May 1, 2014, has a term of 62 months and requires average annual minimum rent payments of approximately $154,000. We lease a 20,500 square-foot office, warehouse and manufacturing facility in Orangeburg, New York pursuant to a lease agreement with GHP Office Realty, LLC that expires in August 2017. The lease requires average annual minimum rent payments of approximately $349,000. On April 2, 2015, we leased approximately 24,400 square feet in Westborough, Massachusetts pursuant to a lease agreement with Glenborough Flanders Park, LLC expiring in December 2025. The lease requires average annual minimum rent payments of approximately $134,000.

Under a royalty agreement, we pay royalties of five percent of net sales of Macroplastique in countries where a patent is filed, subject to a monthly minimum of $4,500.  The royalties payable under this agreement ceased when certain patents referenced in the agreement expired in May 2015.  Under a license agreement for Macroplastique, we pay a royalty of 10 Great Britain Pounds for each unit sold during the life of the patent.  We recognized an aggregate of $48,000, $205,000, $274,000, $285,000 and $353,000 of royalty expense, under these agreements for the nine-month transition period ended December 31, 2015, the nine-month period ended December 31, 2014, and in fiscal 2015, 2014 and 2013, respectively.

We have a defined benefit pension plan covering six current and twenty former employees in The Netherlands.  We pay premiums to an insurance company to fund annuities for the current employees.  We are responsible for funding additional annuities based on continued service and future salary increases.  We closed this defined benefit plan for new employees in April 2005.  As of that date, The Netherlands subsidiary established a defined contribution plan that now covers new employees.  We also have a defined benefit pension plan for six former employees of our U.K. subsidiary.  We closed this plan to further accrual for all employees effective December 31, 2004, and, effective March 2005, established a defined contribution plan that now covers new employees.

The following table presents the sensitivity of our funded status as of December 31, 2015, and expected 2016 pension expense to the following changes in key assumptions:

	Increase/(Decrease) Funded Status at December 31, 2015	Increase/(Decrease) 2016 Pension Expense
Assumption:
Increase in discount rate by 1 percentage point	$279,000	$(38,000)
Decrease in discount rate by 1 percentage point	(370,000)	64,000

Increase in estimated return on assets by 1 percentage point	n/a	(8,000)
Decrease of estimated return on assets by 1 percentage point	n/a	8,000

Increase in inflation rate by 1 percentage point	(311,000)	56,000
Decrease in inflation rate by 1 percentage point	263,000	(36,000)

Increase in compensation by 1 percentage point	(194,000)	29,000
Decrease in compensation by 1 percentage point	3,000	-

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

As of December 31, 2015, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes of our consolidated financial statements are contained immediately after the signature page to this report beginning on page F-1, and are incorporated herein by references.  Our financial statement schedule is contained in Part IV, Item 15 of this report, and is incorporated herein by reference.

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and CEO (principal executive officer) and our Senior Vice President and CFO (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, each of our CEO (principal executive officer) and CFO (our principal financial officer) concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based upon the framework in “2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by our management, with the participation of principal executive officer, principal financial officer and principal accounting officer, pursuant to Rules 13a-15(d) and 15d-15(d) promulgated under the Exchange Act, our management (including such officers) have concluded that there were the following changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

On March 31, 2015, we completed the merger with Uroplasty.  As part of our ongoing activities after the merger and since September 31, 2015, we have completed our integration of our financial reporting functions and our controls and procedures between our legacy Uroplasty and Vision-Sciences businesses.  We also augmented our company-wide controls to reflect the risks inherent in a business combination of the magnitude and complexity of the merger.

There were no other changes in our internal controls over financial reporting that occurred during the Transition Period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Transition Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedule:

 Schedule I – Valuation and Qualifying Accounts

	Balance at beginning of fiscal year	Additions charged to expenses	Written off, less recoveries	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for doubtful accounts
Nine-month transition period ended December 31, 2015	$18,000	$66,000	$(57,000)	$-	$27,000

Fiscal year ended March 31, 2015	25,000	8,000	(13,000)	(2,000)	18,000

Fiscal year ended March 31, 2014	21,000	8,000	(5,000)	1,000	25,000

	Balance at beginning of fiscal year	Additions charged against revenues	Returns written off	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for sales returns
Nine-month transition period ended December 31, 2015	$15,000	$26,000	$-	$-	$41,000

Fiscal year ended March 31, 2015	20,000	4,000	(9,000)	-	15,000

Fiscal year ended March 31, 2014	53,000	43,000	(76,000)	-	20,000

3.	Exhibits

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

Dated: March 29, 2016	COGENTIX MEDICAL, INC.

	By	/s/ Robert Kill
Robert Kill
President, Chief Executive Officer, Chairman of the Board of Directors and Corporate Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ Robert Kill	President, Chief Executive Officer, Chairman of the Board of Directors and Corporate Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 29, 2016
Robert Kill

/s/ Kenneth H. Paulus	Director	March 29, 2016
Kenneth H. Paulus

/s/ Cheryl Pegus	Director	March 29, 2016
Cheryl Pegus

/s/ Lewis C. Pell	Director	March 29, 2016
Lewis C. Pell

/s/ Kevin H. Roche	Director	March 29, 2016
Kevin H. Roche

/s/ James P. Stauner	Lead Director	March 29, 2016
James P. Stauner

/s/ Howard I. Zauberman	Director	March 29, 2016
Howard I. Zauberman

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cogentix Medical, Inc.

We have audited the accompanying consolidated balance sheets of Cogentix Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and March 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the nine months ended December 31, 2015 and for the years ended March 31, 2015 and 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cogentix Medical, Inc. and subsidiaries as of December 31, 2015 and March 31, 2015, and the results of their operations and their cash flows for the nine months ended December 31, 2015 and for the years ended March 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 29, 2016

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,976,594	$9,261,903
Accounts receivable, net	8,191,391	7,306,653
Inventories	4,584,844	4,825,984
Other	834,076	749,466
Total current assets	15,586,905	22,144,006

Property, plant, and equipment, net	2,554,822	1,813,343
Goodwill	18,749,888	18,749,888
Other intangibles, net	11,846,009	13,748,582
Deferred tax assets and other	269,121	296,860
Total assets	$49,006,745	$56,752,679

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,209,473	$3,967,975
Income taxes payable	20,866	25,998
Accrued liabilities:
Compensation	3,281,809	3,285,952
Other	949,497	2,450,058

Total current liabilities	6,461,645	9,729,983

Convertible debt – related party, net	23,336,854	22,529,497
Interest payable	757,615	523,743
Accrued pension liability	663,071	955,780
Deferred rent	671,088	-
Other	157,453	265,766

Total liabilities	32,047,726	34,004,769

Commitments and contingencies
Shareholders’ equity:
Common stock $.01 par value; 100,000,000 shares authorized, 26,057,327 and 25,676,212 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively.	260,574	256,763
Additional paid-in capital	76,485,650	75,530,641
Accumulated deficit	(58,910,707)	(51,883,229)
Accumulated other comprehensive loss	(876,498)	(1,156,265)

Total shareholders’ equity	16,959,019	22,747,910

Total liabilities and shareholders’ equity	$49,006,745	$56,752,679

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,		Year Ended March 31,
	2015	2014	2015	2014
		(Unaudited)

Net sales	$36,622,355	$19,506,164	$26,525,975	$24,577,126
Cost of goods sold	12,519,443	2,322,942	3,124,710	3,049,811

Gross profit	24,102,912	17,183,222	23,401,265	21,527,315

Operating expenses
General and administrative	5,530,909	5,148,998	5,751,053	6,522,389
Research and development	3,168,753	2,226,018	2,833,112	2,151,257
Selling and marketing	18,484,063	15,107,241	20,037,069	18,121,732
Merger related costs	950,469	-	2,395,979	-
Amortization of intangibles	1,902,573	24,136	31,398	30,462
	30,036,767	22,506,393	31,048,611	26,825,840

Operating loss	(5,933,855)	(5,323,171)	(7,647,346)	(5,298,525)

Other income (expense)
Interest income	3,337	6,606	8,464	22,095
Interest expense	(1,071,441)	(250)	(489)	-
Foreign currency exchange gain (loss)	14,313	(3,317)	(4,281)	(4,761)
	(1,053,791)	3,039	3,694	17,334

Loss before income taxes	(6,987,646)	(5,320,132)	(7,643,652)	(5,281,191)

Income tax expense	39,832	55,785	65,506	71,899

Net loss	$(7,027,478)	$(5,375,917)	$(7,709,158)	$(5,353,090)

Basic and diluted net loss per common share	$(0.28)	$(0.34)	$(0.49)	$(0.35)

Weighted average common shares outstanding:
Basic and diluted	25,377,955	15,755,950	15,753,157	15,344,949

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months Ended December 31,		Year Ended March 31,
	2015	2014	2015	2014
		(Unaudited)

Net loss	$(7,027,478)	$(5,375,917)	$(7,709,158)	$(5,353,090)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,449)	(221,689)	(401,449)	133,810
Unrealized (loss) gain on available-for-sale investments	-	(775)	(775)	1,111
Pension adjustments	296,216	40,591	(269,646)	(50,139)

Total other comprehensive income (loss), net of tax	279,767	(181,873)	(671,870)	84,782

Comprehensive loss	$(6,747,711)	$(5,557,790)	$(8,381,028)	$(5,268,308)

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at March 31, 2013	15,263,075	$152,631	$55,923,763	$(38,820,981)	$(569,177)	$16,686,236

Share-based compensation expense	232,242	2,322	1,433,948	-	-	1,436,270

Proceeds from exercise of stock options	238,791	2,388	357,114	-	-	359,502

Comprehensive loss	-	-	-	(5,353,090)	84,782	(5,268,308)

Balance at March 31, 2014	15,734,108	157,342	57,714,824	(44,174,071)	(484,395)	13,213,700

Share-based compensation expense	293,528	2,935	1,386,234	-	-	1,389,169

Issuance of shares from merger	9,589,524	95,895	16,373,164	-	-	16,469,059

Proceeds from exercise of stock options, net of shares exchanged	59,052	591	56,419	-	-	57,010

Comprehensive loss	-	-	-	(7,709,158)	(671,870)	(8,381,028)

Balance at March 31, 2015	25,676,212	256,763	75,530,641	(51,883,229)	(1,156,265)	22,747,910

Share-based compensation expense	491,522	4,915	974,037	-	-	978,952

Shares exchanged in lieu of taxes	(110,407)	(1,104)	(19,028)	-	-	(20,132)

Comprehensive loss	-	-	-	(7,027,478)	279,767	(6,747,711)

Balance at December 31, 2015	26,057,327	$260,574	$76,485,650	$(58,910,707)	$(876,498)	$16,959,019

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,		Year Ended March 31,
	2015	2014	2015	2014
		(Unaudited)
Cash flows from operating activities:
Net loss	$(7,027,478)	$(5,375,917)	$(7,709,158)	$(5,353,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,569,636	207,011	278,953	353,238
Loss (gain) on disposal of equipment	4,859	161	38,613	(2,872)
Amortization of premium on marketable securities	-	311	311	8,341
Share-based compensation expense	978,952	1,077,928	1,389,169	1,436,270
Amortization of discount on related party debt	807,356	-	-	-
Long term incentive plan	(78,188)	131,907	152,592	-
Tax expense (benefit)	65,799	5,129	(83,402)	6,498
Deferred rent	636,615	23,556	23,962	(37,055)
Restricted stock exchanged for taxes	(20,132)	-	-	-
Changes in operating assets and liabilities, net of merger:
Accounts receivable	(1,663,510)	220,002	(337,842)	(257,794)
Inventories	246,273	73,626	140,610	207,046
Other current assets	696,742	48,142	121,688	76,092
Accounts payable	(1,759,500)	295,113	231,663	281,104
Interest payable	233,873	-	-	-
Accrued compensation	(4,579)	212,259	635,892	436,765
Accrued liabilities, other	(1,666,431)	(59,459)	674,283	(5,721)
Accrued pension liability, net	(29,940)	(56,226)	78,043	(51,000)
Deferred revenue	154,684	-	-	-
Net cash used in operating activities	(5,854,969)	(3,196,457)	(4,364,623)	(2,902,178)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale instruments	-	3,450,000	3,450,000	7,930,000
Cash acquired from merger with Vision-Sciences	-	-	2,019,610	-
Purchases of property, plant and equipment	(1,411,042)	(206,498)	(420,726)	(248,105)
Proceeds from sale of property, plant and equipment		3,104	4,103	6,773
Payments for intangible assets	-	-	-	(49,940)
Net cash (used in) provided by investing activities	(1,411,042)	3,246,606	5,052,987	7,638,728

Cash flows from financing activities:
Proceeds from exercise of stock options	-	67,850	67,850	359,510
Net cash provided by financing activities	-	67,850	67,850	359,510

Effect of exchange rates on cash and cash equivalents	(19,298)	(95,819)	(175,921)	51,686

Net (decrease) increase in cash and cash equivalents	(7,285,309)	22,180	580,293	5,147,746

Cash and cash equivalents at beginning of period	9,261,903	8,681,610	8,681,610	3,533,864

Cash and cash equivalents at end of period	$1,976,594	$8,703,790	$9,261,903	$8,681,610

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$39,832	$56,144	$65,504	$71,899
Cash paid during the period for interest	$30,213	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine-month transition periods ended December 31, 2015, the unaudited period ended December 31, 2014 and the years ended March 31, 2015 and 2014

Note 1: Summary of Significant Accounting Policies

Nature of Business.

Cogentix Medical, Inc., headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company. We design, develop, manufacture and market innovative proprietary technologies serving the urology, urogynecology/gyn, ENT (ear, nose and throat) and gastrointestinal markets. The Urgent® PC Neuromodulation System delivers percutaneous tibial nerve stimulation (PTNS) which has FDA clearance for the office-based treatment of overactive bladder (OAB) and has regulatory approvals for the treatment of OAB and fecal incontinence (FI) in various international markets. The FDA-cleared and CE marked PrimeSight Endoscopy Systems and EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy. The Company also offers Macroplastique®, a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the Company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation and vesicourethral reflux.

The Company is the result of the Merger effective as of March 31, 2015, of two medical device companies, Uroplasty, Inc. (“UPI”) and Vision-Sciences, Inc. (“VSCI”).   On the effective date of the Merger, the two companies completed an all-stock merger, pursuant to which UPI merged with and into Merger Sub, a wholly owned subsidiary of VSCI.  Merger Sub was the surviving company from the Merger, and changed its name to Uroplasty, LLC.  VSCI continued to be the sole member of the surviving company.  After the merger, VSCI and its consolidated subsidiaries, including the surviving company, operate under the name Cogentix Medical, Inc.

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

All share amounts and price per share amounts for all periods presented relate to VSCI shares with UPI shares and price per share converted to VSCI amounts based on the conversion ratio in the acquisition agreement and the one for five reverse stock split.

Change in Fiscal Year.

On December 10, 2015, the Board of Directors of the Company determined that, in accordance with its bylaws and upon recommendation of the Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year starting on January 1, 2016. The required transition period of April 1, 2015 to December 31, 2015 is included in this Form 10-K Transition Report. Amounts included in this report for the nine months ended December 31, 2014 are unaudited.

Liquidity and Capital Resources.

We have incurred substantial operating losses since our inception.  During the quarter ended December 31, 2015, the Company generated its first ever cash operating profit.  This performance is the result of increased sales and reduced expenses.  Management will continue to press for improvements in operating performance during calendar 2016 although there can be no assurance these efforts will continue to generate cash operating profits.   As of December 31, 2015, we had cash and cash equivalents totaling approximately $2.0 million. On September 18, 2015, we entered into a $7.0 million line of credit with Venture Bank to provide non-dilutive resources to execute management’s growth strategies for the PrimeSight and Urgent PC product lines and for general corporate purposes. Note 6 contains further information regarding the line of credit.  If operations do not generate sufficient cash in the future, and if we were to seek additional financing, there can be no assurance that any such additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

Basis of Presentation.

The consolidated financial statements include the accounts of Cogentix Medical, Inc. and its wholly owned subsidiaries.  We have eliminated all intercompany accounts and transactions in consolidation.  We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Revenue Recognition.

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). ASC 605 requires that four basic criteria must be met before revenue can be recognized:

1.	persuasive evidence that an arrangement exists;
2.	delivery has occurred or services were rendered;
3.	the fee is fixed and determinable; and
4.	collectability is reasonably assured

We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract.  We review our service contracts to determine if multiple element arrangements exist.  If there are multiple elements, we allocate revenue to all elements based on the stand-alone selling prices by applying the relative stand-alone selling price methodology.  Deferred revenue represents the selling price of any deliverables of the arrangement for which the customer has provided consideration, but the revenue recognition requirements have not been satisfied.

We include shipping and handling charges billed to customers in net sales, and include related costs incurred by us in cost of goods sold. Typically our agreements contain no customer acceptance provisions or clauses.  We sell our products to end users and to distributors.  Payment terms range from prepayment to 120 days.  Sales to distributors are not contingent on the distributor selling the product to end users.  Customers do not have the right to return products except for warranty claims.  We offer customary product warranties. We present our sales in our statement of operations net of taxes, such as sales, use, value-added and certain excise taxes, collected from the customers and remitted to governmental authorities.

Use of Estimates.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Our significant accounting policies and estimates include revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, purchase price allocations on acquisition, the determination of recoverability of long-lived assets and liabilities and intangible assets, long-term incentive plans, share-based compensation, defined benefit pension plans, and income taxes.

Advertising Expenses.

Advertising costs are expensed as incurred.  Such costs incurred were approximately $383,000 in the nine-month transition period ended December 31, 2015, $325,000 in the nine-month period ended December 31, 2014 and $437,000 and $595,000 in the fiscal years ended March 31, 2015 and 2014, respectively.

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

Disclosures About Fair Value of Financial Instruments.

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements.  The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures.  The framework prioritizes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following three broad levels of inputs may be used to measure fair value under the fair value hierarchy:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

During the reporting periods presented, the only asset or liability carried at fair value measured on a recurring basis was the long-term incentive plan accrual. The estimated fair value as of December 31, 2015 and March 31, 2015 was $130,000 and $730,000, respectively, which are considered level 3 measurements. The long-term incentive plan began on October 2, 2014 and is described in Note 5. The estimated fair value of the accrual is calculated on a quarterly basis using a Monte Carlo valuation model.  Vesting is based on the probability of meeting the stock price criteria, the probability of which is considered in determining the estimated fair value.

Remeasurements to fair value on a nonrecurring basis relate primarily to our property, plant and equipment and intangible assets and occur when the derived fair value is below their carrying value on our Consolidated Balance Sheet.  We had no remeasurements of such assets to fair value in any of the periods covered in this report.

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

We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in accumulated other comprehensive income (loss).  We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss.  We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities in any of the periods covered in this report.

Cash and cash equivalents include highly liquid money market funds and debt securities with original maturities of three months or less totaling $2.0 million and $9.3 million at December 31 2015, and March 31, 2015, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled $507,000 and $896,000 at December 31, 2015 and March 31, 2015, respectively.

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

Accounts outstanding longer than the contractual payment terms, are considered past due.  We carry our accounts receivable at the original invoice amount less an estimated allowance for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $68,000 and $33,000 at December 31, 2015, and March 31, 2015, respectively.

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

	12/31/15	3/31/15

Raw materials	$2,385,000	$3,156,000
Work-in-process	793,000	527,000
Finished goods	1,407,000	1,143,000

	$4,585,000	$4,826,000

Inventories acquired in a business combination are recorded at their estimated fair value less profit for sales efforts and expensed in cost of sales as that inventory is sold. As of March 31, 2015, the purchase accounting adjustment of $240,000 related to VSCI inventory was recorded in cost of goods sold over approximately the first four months of the transition period ended December 31, 2015.

Property, Plant and Equipment.

We carry property, plant and equipment, including leasehold improvements, at cost, less accumulated depreciation or fair value if acquired in a business combination, which consists of the following balances:

	12/31/15	3/31/15

Land	$133,000	$133,000
Building	610,000	606,000
Leasehold improvements	1,222,000	807,000
Internal use software	782,000	749,000
Equipment	3,042,000	6,888,000

	$5,789,000	$9,183,000
Less accumulated depreciation and amortization	(3,234,000)	(7,370,000)

	$2,555,000	$1,813,000

We provide for depreciation using the straight-line method over useful lives of three to seven years for equipment and 40 years for the building.  Certain products used as sales demonstration and service loaner equipment are transferred from inventory to machinery and equipment and are depreciated over 3 years.  We charge maintenance and repairs to expense as incurred.  We capitalize improvements and amortize them over the shorter of their estimated useful service lives or the remaining lease term. We recognized depreciation expense of approximately $672,000 in the nine-month transition period ended December 31, 2015, $183,000 in the nine-months ended December 31, 2014 and $249,000 and $323,000 in the fiscal years ended March 31, 2015 and 2014, respectively.

We capitalized internal use software and web site development costs of approximately $34,000 in the nine-month transition period ended December 31, 2015, $66,000 in the nine-month period ended December 31, 2014, and $185,000 and $25,000 in fiscal 2015 and 2014, respectively.  These costs are amortized over a three-year period.  The net book value of our capitalized software for internal use was approximately $183,000 and $183,000 at December 31, 2015 and March 31, 2015, respectively.

Goodwill.

Goodwill results from the Merger and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually on November 30 or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. If the Company performs the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples are also used to corroborate the results of the discounted cash flow models.  In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of the potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value.

For the November 30, 2015 annual impairment test, the Company performed step one of the two-step goodwill impairment test. Based on the results of the step one analysis, the Company concluded that the fair value of its reporting unit was substantially in excess of the carrying value. There was no goodwill impairment loss for the nine-month transition period ended December 31, 2015.

Impairment of Long-Lived Assets.

Long-lived assets consist of property, plant and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that we may not recover the carrying amount of an asset.  We measure recoverability of assets held and used from a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to generate by the asset.  If we consider such assets impaired, we measure the impairment recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We completed our impairment analysis and concluded there were no impairments in any of the periods covered in this report.

Product Warranty.

We warrant our products to be free from defects in material and workmanship under normal use and service for a period of twelve months after the date of sale.  Under the terms of these warranties, we repair or replace products we deem defective due to material or workmanship.

The following table summarizes changes in our warranty reserve:

	12/31/15	3/31/15

Warranty reserve at beginning of period	$146,000	$9,000
Warranties accrued during the period	50,000	1,000
Warranties settled during the period	(50,000)	-
Warranty reserve for VSCI	-	136,000

Warranty reserve at end of period	$146,000	$146,000

Other Liabilities.

Other liabilities consist of the following:

	12/31/15	3/31/15

Investment banking fee payable	-	1,750,000
Sales tax and VAT payable	243,000	261,000
Accrued legal and accounting fees	69,000	189,000
Deferred rent	-	148,000
Deferred revenue	308,000	-
Other accrued expenses	329,000	102,000

	$949,000	$2,450,000

Foreign Currency Translation.

We translate all assets and liabilities of our foreign subsidiaries using period-end exchange rates.  We translate statements of operations items using average exchange rates for the period.  We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity.  We recognize foreign currency transaction gains and losses in our consolidated statements of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates.

We recognize foreign currency transaction gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem any portion of them to be long-term.  We recognized foreign currency transaction gains and losses of approximately $(14,000) in the nine-month transition period ended December 31, 2015, $(3,000) in the nine months ended December 31, 2014 and $(4,000) and $(5,000) in the fiscal years ended March 31, 2015 and 2014, respectively.

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

Basic and Diluted Net Loss per Share.

We calculate basic net loss per common share amounts by dividing net loss by the weighted-average common shares outstanding, excluding outstanding shares contingently subject to forfeiture.  For calculating diluted net loss per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we have had net losses, the following options and warrants outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of exercise prices
Period ended:
Nine-months December 31, 2015	3,637,000	$1.64 - $24.40
Nine-months December 31, 2014	2,285,000	$2.84 - $24.40
March 31, 2015	2,569,000	$2.70 - $24.40
March 31, 2014	2,476,000	$1.06 - $24.40
March 31, 2013	2,196,000	$1.06 - $24.40

Recently Adopted Accounting Pronouncements

In 2015, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  The Company adopted this standard in conjunction with obtaining its new loan facility. There was no impact of the retrospective adoption to prior periods.

Recently Issued Accounting Pronouncements Not Yet Adopted.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-2, Leases, under which lessees will recognize most leases on-balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. The Company will begin the process of determining the impact this ASU will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of 2017.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805).”  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Under the new guidance, the acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  On the face of the income statement or in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods need to be reflected as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in ASU No. 2016-16 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).”  Under the current guidance (i.e., ASC 330-10-352 before the ASU), an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor).  The new guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM).  The amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14, “Deferral of Effective Date, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The provisions can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of determining the impact that this ASU will have on the consolidated financial statements and its method of adoption.

Note 2.  Business Combinations-Merger Between Uroplasty, Inc and Vision-Sciences, Inc

The Merger has been accounted for as an acquisition of VSCI by UPI, in accordance with Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” using the acquisition method of accounting with UPI as the accounting acquirer. Since the Company (formerly known as Vision-Sciences), as the parent company of UPI after the Merger, is the legal acquirer, the Merger has been accounted for as a reverse acquisition.  Under these accounting standards, UPI’s total purchase price of $16.5 million is calculated as if UPI had issued its shares to VSCI stockholders and converted options and warrants to purchase VSCI shares to options and warrants to purchase UPI’s common stock.

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of VSCI acquired in the Merger, based on their fair values at the effective date of the Merger. The allocation was finalized without any change to the preliminary allocation and is as follows:

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

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

	Amount	Weighted Average Life-Years
Developed technology	$6,200,000	7
Customer relationships	7,270,000	5
Trade names	190,000	10
	$13,660,000

The supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on April 1, 2013:

(Unaudited)	December 31,	Year ended March 31,
	2014	2015	2014

Supplemental pro forma combined results of operations:
Net sales	$32,287,840	$44,973,000	$41,523,000
Net loss	(10,239,430)	(15,817,000)	(21,477,000)
Loss per share – basic and diluted	$(0.41)	$(0.62)	$(0.86)

Adjustments to the supplemental pro forma combined results of operations are as follows:

(Unaudited)	December 31,	Year ended March 31,
	2014	2015	2014

Increase in amortization of intangibles	$1,751,000	$2,334,000	$2,464,000
Adjust expenses related to merger
(transaction costs, inventory step-up, deferred revenue adjustment)	(4,399,000)	(4,399,000)	4,801,000
Interest expense imputed on debt	899,000	1,198,000	1,144,000
Increase (decrease) in net loss	$(1,749,000)	$(867,000)	$8,409,000

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

Other Intangible Assets.

Other intangible assets consisted of the following at reporting dates presented below:

	December 31, 2015		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$6,200,000	$664,000	$6,200,000	$-
Patents & trademarks	5,653,000	5,586,000	5,653,000	5,564,000
Trademarks and trade names	190,000	67,000	190,000	-
Customer relationships	7,270,000	1,150,000	7,270,000	-
	19,313,000	$7,467,000	19,313,000	$5,564,000
Accumulated amortization	7,467,000		5,564,000

Net book value of amortizable intangible assets	$11,846,000		$13,749,000

Amortization costs were approximately $1,903,000, $24,000, $31,000 and $30,000 in the nine-month transition period ended December 31, 2015, the nine-month period ended December 31, 2014, and the fiscal years ended March 31, 2015 and 2014, respectively.   The weighted average remaining amortization period for intangible assets as of December 31, 2015 was approximately 5 years.

Estimated amortization expense for all intangible assets for the five years subsequent to December 31, 2015 is as follows:

Year ending December 31,
2016	$2,348,000
2017	2,348,000
2018	2,348,000
2019	2,348,000
2020	587,000

Note 4 Convertible Debt – Related Party

The following table is a summary of our convertible debt – related party:

	December 31, 2015			March 31, 2015
	Gross Principal Amount	Unamortized Debt Discount	Net Amount	Gross Principal Amount	Unamortized Debt Discount	Net Amount

Note Payable A	$20,000,000	$(3,639,000)	$16,361,000	$20,000,000	$(4,210,000)	$15,790,000

Note Payable B	3,500,000	(562,000)	2,938,000	3,500,000	(650,000)	2,850,000

Note Payable C	4,990,000	(952,000)	4,038,000	4,990,000	(1,101,000)	3,889,000
	$28,490,000	$(5,153,000)	$23,337,000	$28,490,000	$(5,961,000)	$22,529,000

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

At December 31, 2015, we had an aggregate amount of $758,000 in accrued interest under the convertible notes payable, which is included in interest payable on our consolidated balance sheet.

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

Under purchase accounting for the merger, the convertible promissory notes were recorded at fair value, resulting in a discount from their face value of $5,960,000. The discount is being amortized over the remaining term based on the effective interest rate method with an imputed interest rate of 4.72%. The amendments to the convertible notes payable were considered to be part of an arrangement entered into between Mr. Pell and the Company during the merger negotiations that were separate from the business combination.  Accordingly, the fair value of the notes was based on the terms that existed prior to the amendment. The fair value of the notes was determined using a lattice model with key assumptions of a risk free rate of 1.37%, market interest rate of 10.3%, and annualized volatility of 65%, less any increase in the fair value of the conversion feature resulting from the amendments.  The increase in the fair value of the conversion feature was based on a comparative analysis of the conversion feature’s value under both the original terms and modified terms using the same key assumptions.

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

Share-based Compensation.

At December 31, 2015, as a result of the merger, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 1,276,186 shares remain available for grant at December 31, 2015.

On July 23, 2013, and in connection with the commencement of his employment, our CEO Robert Kill received a stock grant of 217,986 shares that did not have vesting restrictions.

We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 2,573,640 shares of common stock granted under the 2015 Plan or UPI and VSCI plans.  Options that were previously granted under the UPI plans generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.  All outstanding VSCI options and restricted stock became fully vested due to the change of control upon closing of the merger.

We have fully vested options outstanding to purchase 217,986 shares of common stock, not granted under a plan, which expire in May 2016.

We grant options at the discretion of our directors.  The options granted under the 2015 Plan generally provide for the exercise of options during a limited period following termination of employment, death or disability.

We recognize share-based compensation expense in the statement of operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred a total of approximately $979,000, $1,389,000 and $1,436,000 in share-based compensation expense for the nine-month transition period ended December 31, 2015, and for the fiscal years ended 2015 and 2014, respectively.

We determine the fair value of the option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the nine-month transition period ended December 31, 2015 and the fiscal years ended 2015 and 2014:

	December 31, 2015	March 31, 2015	March 31, 2014
Expected life, in years	3.84	3.29	4.51
Risk-free interest rate	1.11%	.74%	1.36%
Expected volatility	63.9%	63.4%	89.1%
Expected dividend yield	0%	0%	0%

The expected life for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our common stock.  We estimate the forfeiture rate for stock awards to be approximately 10% for executive employees and directors and approximately 15% for non-executive employees for the nine-month transition period ended December 31, 2015 awards based on our historical experience.

The following table summarizes the activity related to our stock options for the nine-month transition period ended December 31, 2015 and fiscal 2015 and 2014:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value	Aggregate intrinsic value	Weighted average remaining life in years

Balance at March 31, 2013	1,464,866	$4.84		$882,989	2.64
Options granted	682,296	3.54	$2.36
Options exercised	(251,410)	1.67		1,089,978
Options surrendered	(204,203)	5.81

Balance at March 31, 2014	1,691,549	4.67		2,451,075	3.85
Options granted	135,070	4.73	1.26
Options exercised	(61,761)	1.10		170,944
Options surrendered	(469,466)	6.91

Balance at March 31, 2015	1,295,392	4.03		-	3.91
Options converted from VSCI	955,473	7.07	4.75		6.62

Balance at March 31, 2015	2,250,865	5.32		-	5.06
Options granted	617,914	1.64	0.79
Options exercised	-
Options surrendered	(295,139)	5.08

Balance at December 31, 2015	2,573,640	4.46		-	5.24

Options exercisable at December 31, 2015	1,699,792	4.56		-	3.92

The total fair value of stock options vested during the nine-month transition period ended December 31, 2015 and fiscal 2015 and 2014, respectively was approximately $519,000, $723,000 and $441,000, respectively.

We received net proceeds of $68,000 in fiscal 2015 and $360,000 in fiscal 2014 from the exercise of stock options.  There were no options exercised for the nine-month transition period ended December 31, 2015.

We grant restricted shares at the discretion of our directors with vesting terms ranging from six months to four years.  The following table summarizes the activity related to our restricted stock for the nine-month transition period ended December 31, 2015 and fiscal 2015:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value

Balance at March 31, 2013	130,791	$6.05	1.50	$1,087,226
Shares granted	88,647	4.22
Shares vested	(38,510)	5.69		304,148
Shares surrendered	(74,652)	6.03

Balance at March 31, 2014	106,276	4.65	2.23	743,167
Shares granted	305,248	4.34
Shares vested	(82,060)	4.41		185,957
Shares surrendered	(11,723)	5.56

Balance at March 31, 2015	317,741	4.47	1.93	387,644
Shares granted	513,299	1.62
Shares vested	(122,353)	4.42		157,835
Shares surrendered	(21,777)	2.73

Balance at December 31, 2015	686,910	2.41	1.59	886,114

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock on the grant date.

At December 31, 2015, we had approximately $1,104,000 of unrecognized share-based compensation cost, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average requisite service period of approximately two years.

Stock Warrants-Related Party.

At December 31, 2015, the Company has warrants outstanding that were issued to Mr. Pell to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The duration in which the warrants may be exercised commences on the earlier of (i) March 31, 2018 or (ii) three days prior to the record date established for the declaration of any dividend or distribution of any rights in respect to our common stock in cash or other property other than our common stock, and terminates on the later of (x) the maturity date of the convertible promissory notes or (y) the date the convertible promissory notes are paid in full or converted into shares.  In addition, the warrants may be exercised immediately prior to a change in control.

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

The Awards are accounted for as liability awards under the share based compensation accounting guidance, as the awards are based on the performance of our common stock and are expected to be settled in cash. Expense for the Awards value is recognized over the derived service period of approximately 2.4 years. We recorded a liability of $74,405 at December 31, 2015 and related income was $78,000 for the nine-month transition period ended December 31, 2015 for the Awards.

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

Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at the lesser of (1) $2 million or (2) fifty percent (50%) of the Notes principal balance outstanding; or (b) $7 million.  As of December 31, 2015, based on eligible receivables and inventory, our total available borrowing base was $5,653,000.  We did not have any borrowings under the facility as of December 31, 2015.

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

Note 7. Commitments and Contingencies

Royalties.

We received an absolute assignment of a patent relating to the Macroplastique Implantation System, in return for a royalty of 10 British Pounds for each unit sold during the life of the patent, which expires in September 2017.  Under the terms of an agreement with former officers and directors of our Company, we also pay royalties equal to five percent of the net sales of certain Macroplastique products, subject to a specified monthly minimum of $4,500. We recognized an aggregate of $48,000, $274,000 and $353,000 of royalty expense under these agreements for the nine-month transition period ended December 31, 2015 and in fiscal 2015 and 2014, respectively. The royalties payable under these agreements ended when certain patents referenced in the agreement expired in May 2015.

Purchase Requirements.

In our normal course of business we have commitments, generally for periods of less than one year, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.  As of the nine-month transition period ended December 31, 2015 payments of our contractual obligations for purchase commitments within the next twelve months are $1,512,000.

Operating Lease Commitments.

We lease office, warehouse, and production space under operating lease agreements, which include escalating lease payments, and lease various automobiles for our European employees.  These leases expire at various times through August 2025.  At December 31, 2015, the approximate future minimum lease payments in subsequent calendar years under noncancelable operating leases with an initial term in excess of one year are as follows:

2016	$744,000
2017	610,000
2018	339,000
2019	228,000
Thereafter	762,000
$2,683,000

Total operating lease expenses were approximately $580,000 for the nine-month transition period ended December 31, 2015, $77,000 for the nine-months ended December 31, 2014 and $250,000 and $294,000 in fiscal 2015 and 2014, respectively.

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

Note 8: Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (“U.K.”), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code of 1986, as amended, and participation is available to substantially all employees.  We may also make discretionary contributions ratably to all eligible employees.  We made discretionary contributions to the U.S. plan of approximately $261,000 in the nine-month transition period ended December 31, 2015, $206,000 in the nine-months ended December 31, 2014 and $282,000 and $224,000 for fiscal years ended March 31, 2015 and 2014, respectively.

Our international subsidiaries in the U.K. and The Netherlands have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.  We froze the U.K. subsidiary’s defined benefit plan on December 31, 2004.  On March 10, 2005, we established a defined contribution plan for the U.K. subsidiary.  As of April 1, 2005, we closed The Netherlands subsidiary’s defined benefit retirement plan for new employees and established a defined contribution plan for them.  The total contribution expense associated with the defined contribution plans in The Netherlands and the U.K. was approximately $33,000 in the nine-month transition period ended December 31, 2015, $19,000 in the nine-months ended December 31, 2014 and $24,000 and $22,000 for the fiscal years ended March 31, 2015, and  2014, respectively.

The amortization of actuarial gains or losses is included as a component of the annual expense for a period if, as of the beginning of the period, the cumulative net gain or loss exceeds 10% of the greater of the projected benefit obligation or plan assets.  If amortization is required, the amortization is that excess divided by the expected average future service of the active employees participating in the plans or the average remaining life expectancies of inactive employees.

The Netherlands defined benefit plan.

The Netherlands defined benefit pension plan is funded through a guaranteed insurance contract with Zwitser Leven, an insurance company.  Our contract with Zwitser Leven requires us to make annual premium payments which are sufficient to satisfy the vested benefit obligation (“VBO”).  Zwitser Leven does not hold separate investment assets for our contract, but rather is obligated to provide the stream of future benefits for the annual premium payments we make.  We calculate the market value of the pension plan assets, held in Zwitser Leven insured assets, as the stream, based on mortality, of the earned guaranteed benefit payments discounted at a market interest rate. The benefit obligation is calculated based on the same assumptions as well.  Accordingly, the impact on pension plan assets of a change in assumption for discount rate and mortality would equally offset the change in VBO.

At December 31, 2015, we project the following benefit payments in subsequent years:

2016	$21,000
2017	21,000
2018	21,000
2019	26,000
2020	26,000
2021 to 2025	156,000
$271,000

We contributed approximately $73,000 in the nine-month transition period ended December 31, 2015, $167,000 in the nine-months ended December 31, 2014, $147,000 in fiscal 2015, $216,000 in fiscal 2014, and expect to contribute approximately $65,000 in 2016.

The following table summarizes the change in benefit obligations and the change in plan assets:

	Nine months ended December 31, 2015	Fiscal year ended March 31, 2015
Changes in benefit obligations:
Projected benefit obligation, beginning of period	$4,465,000	$3,343,000
Service cost	109,000	133,000
Interest cost	51,000	102,000
Benefits paid	(16,000)	(7,000)
Plan amendment	-	(110,000)
Actuarial result	(977,000)	2,006,000
Foreign currency translation	33,000	(1,002,000)

Projected benefit obligation, end of period	$3,665,000	$4,465,000

Changes in plan assets:
Plan assets, beginning of period	$3,593,000	$2,665,000
Contributions to plan	73,000	147,000
Management cost	(4,000)	(10,000)
Actual return on assets	(670,000)	1,603,000
Benefits paid	(16,000)	(7,000)
Foreign currency translation	26,000	(805,000)

Plan assets, end of period	$3,002,000	$3,593,000

The amount recognized in other comprehensive loss consists of:

	Nine months ended December 31, 2015	Fiscal Year 2015

Unrecognized net prior service benefit	$(313,000)	$(339,000)
Unrecognized net losses	656,000	941,000

Additional other comprehensive loss (gross of income taxes)	$343,000	$602,000

The projected benefit obligation, accumulated benefit obligations and the fair value plan were as follows:

	December 31, 2015	March 31, 2015

Projected benefit obligation	$3,665,000	$4,465,000
Accumulated benefit obligation	3,107,000	3,710,000
Fair value of plan assets	3,002,000	3,593,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on December 31, 2015 and March 31, 2015, of $663,000 and $872,000, respectively, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components:

	Nine months ended December 31, 2015	Nine months ended December 31, 2014	Fiscal Year 2015	Fiscal Year 2014

Gross service cost, net of employee contribution	$98,000	$92,000	$118,000	$113,000
Interest cost	51,000	81,000	102,000	108,000
Management cost	6,000	8,000	11,000	11,000
Expected return on assets	(42,000)	(58,000)	(72,000)	(72,000)
Amortization	1,000	(1,000)	(2,000)	-

Net periodic retirement cost	$114,000	122,000	$157,000	$160,000

Major assumptions used in the above calculations include:

	December 31, 2015	March 31, 2015

Discount rate	2.40%	1.50%
Expected return on assets	2.40%	1.50%
Expected rate of increase in future compensation:
General	2.5%	2.5%
Individual	0-3%	0-3%

The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.  The impact of the increase in discount rate used at December 31, 2015 as compared to March 31, 2015 was a decrease in the projected benefit obligation and actual return on assets. The market value of the assets is determined as the discounted stream of guaranteed benefit payments. Given the valuation method of the assets, the expected long-term rate of return on assets equals the discount rate.

The U.K. defined benefit plan.

As of December 31, 2015 and March 31, 2015, we held all the assets of the U.K. defined benefit pension plan in a Deposit Administration Contract with Phoenix Life Limited.

At December 31, 2015 we project the following benefit payments in subsequent years:

2016	$83,000
2017	28,000
2018	160,000
2019	53,000
2020	-
2021 to 2025	783,000
$1,107,000

We contributed approximately $33,000 in the nine-month transition period ended December 31, 2015, $35,000 in the nine-months ended December 31, 2014, $45,000 in fiscal 2015, $43,000 in fiscal 2014, and expect to contribute approximately $43,000 in 2016.

The following table summarizes the change in benefit obligations and the change in plan assets:

	Nine months ended December 31, 2015	Fiscal Year March 31, 2015
Changes in benefit obligations:
Projected benefit obligation, beginning of period	$814,000	$755,000
Service cost	4,000	5,000
Interest cost	21,000	34,000
Other	(4,000)	(5,000)
Actuarial result	(91,000)	119,000
Foreign currency translation	-	(94,000)

Projected benefit obligation, end of period	$744,000	$814,000

Changes in plan assets:
Plan assets, beginning of period	$730,000	$756,000
Contributions to plan	33,000	45,000
Management cost	(4,000)	(5,000)
Actual return on assets	19,000	21,000
Foreign currency translation	(3,000)	(87,000)

Plan assets, end of period	$775,000	$730,000

The amount recognized in other comprehensive loss consists of:

	Nine months ended December 31, 2015	Fiscal year 2015

Unrecognized net losses (gross of deferred taxes)	$116,000	$228,000

The projected benefit obligation, accumulated benefit obligation and the fair value plan assets were as follows:

	December 31, 2015	March 31, 2015

Projected benefit obligation	$744,000	$814,000
Accumulated benefit obligation	744,000	814,000
Fair value of plan assets	775,000	730,000

We have recorded the excess of the fair value of the plan assets over the projected benefit obligation of $31,000, as of December 31, 2015, as prepaid pension asset. We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on March 31, 2015 of $84,000, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components for the years ended:

	Nine months ended December 31, 2015	Nine months ended December 31, 2014	Fiscal Year 2015	Fiscal Year, 2014

Gross service cost, net of employee contribution	$4,000	$4,000	$5,000	$5,000
Interest cost	21,000	25,000	34,000	33,000
Expected return on assets	(15,000)	(21,000)	(28,000)	(21,000)
Amortization	19,000	4,000	5,000	7,000

Net periodic retirement cost	$29,000	12,000	$16,000	$24,000

Major assumptions used in the above calculations include:

	December 31, 2015	March 31, 2015

Discount rate	4.00%	3.40%
Expected return on assets	3.00%	2.60%

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

The allocation of pension plan assets was as follows:

	December 31, 2015		March 31, 2015
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Other Contract (Netherlands Plan)	100%	100%	100%	100%
Deposit Administration Contract (U.K. Plan)	100%	100%	100%	100%

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

The fair value of the pension plan assets by asset class is as follows:

Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
Other Contract (Netherlands Plan)	$3,002,000	$(3,000)	$-	$3,005,000
Deposit Administration Contract (U.K. Plan)	775,000	-	775,000	-

March 31, 2015
Other Contract (Netherlands Plan)	$3,593,000	$15,000	$-	$3,578,000
Deposit Administration Contract (U.K. Plan)	730,000	-	730,000	-

The reconciliation of beginning and ending balances for our Level 3 assets is as follows:

Other Contract (Netherlands Pension Plan Assets)

Beginning balance as at April 1, 2015	$3,578,000
Loss recognized in earnings	38,000
Actuarial Loss	(713,000)
Purchases	76,000
Sales	(16,000)
Transfers	16,000
Foreign currency translation	26,000

Ending balance as at December 31, 2015	$3,005,000

The unrealized actuarial loss of $713,000 for the nine months ended December 31, 2015, recognized in other comprehensive loss, is equally offset by an unrealized actuarial gain, recognized in other comprehensive income, in the vested benefit obligation.

Note 9: Income Taxes

The components of income tax expense consist of the following:

	9 months 12/31/2015	9 months 12/31/2014	Fiscal year 3/31/2015	Fiscal year 3/31/2014

Income tax provision:
Current:
Federal and state	14,000	10,000	8,000	13,000
Foreign	35,000	24,000	55,000	45,000

Deferred:
Federal and state	-	-	-	-
Foreign	(9,000)	22,000	3,000	14,000

Total income tax expense	$40,000	$56,000	$66,000	$72,000

Actual income tax expense differs from statutory federal income tax benefit for the period presented is as follows:

	9 months 12/31/2015	9 months 12/31/2014	Fiscal year 3/31/2015	Fiscal year 3/31/2014

Statutory federal income tax benefit	$(2,376,000)	$(1,809,000)	$(2,600,000)	$(1,799,000)
State tax benefit, net of federal taxes	(212,000)	(163,000)	(210,000)	(125,000)
Foreign tax	(18,000)	(32,000)	(40,000)	(39,000)
Nondeductible expenses – other	92,000	91,000	126,000	122,000
Nondeductible exp – transaction costs	55,000	148,000	462,000	-
Subpart F Income	20,000	26,000	33,000	35,000
Valuation allowance increase	1,377,000	1,946,000	2,478,000	1,007,000
Stock compensation shortfall	128,000	-	-	-
Stock compensation true-up	83,000	132,000	132,000	267,000
NOL expiration and true-up	320,000	-	(53,000)	307,000
Foreign tax credits	-	-	-	-
Other	571,000	(283,000)	(262,000)	297,000

Total income tax expense	$40,000	$56,000	$66,000	$72,000

Deferred tax assets (liabilities) consist of the following:

	12/31/2015	03/31/2015

Fixed assets	$(50,000)	$400,000
Intangible assets	(4,378,000)	(5,086,000)
Pension liability	135,000	199,000
Stock based compensation	1,661,000	1,624,000
Inventory	298,000	184,000
Debt discount	(1,929,000)	(1,881,000)
Other reserves and accruals	437,000	564,000
Deferred rent	250,000	12,000
Undistributed foreign earnings	(451,000)	(429,000)
Foreign tax credits	68,000	68,000
Net operating losses	20,812,000	19,885,000
	16,853,000	15,540,000
Less valuation allowance	(16,717,000)	(15,340,000)
	$136,000	$200,000

At December 31, 2015, we had U.S. net operating loss (NOL) carryforwards of approximately $57.6 million for U.S. income tax purposes before any Section, which expire in 2018 through 2036.  U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.  In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  For Uroplasty, we believe that the issuance of historical Uroplasty common stock in the December of 2006 follow-on public offering resulted in an “ownership change” under Section 382.  Additionally, we believe there were ownership changes of historical Uroplasty in December of 2012 and, as a result of the merger, in March of 2015.  Accordingly, our ability to use pre-acquisition Uroplasty generated NOL tax attributes is limited as follows: approximately $750,000 per year for periods prior to December 2006; approximately $2,000,000 per year for periods after December 2006 and before December 2012; and approximately $720,000 per year for periods after December 2012 and before March 2015.  Also, we believe there was an ownership change of Cogentix in March of 2015 as a result of the merger causing a limitation in our ability to use pre-acquisition Cogentix generated NOL tax attributes for periods prior to March 2015 of approximately $1,500,000 per year for the first five years and approximately $430,000 thereafter.  We have not performed a detailed analysis to determine whether an ownership change prior to March 31, 2015 had occurred.  Such a change of ownership could limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by us or our stockholders.

Certain stock option exercises resulted in tax deductions in excess of previously recorded tax benefits.  The Company’s NOL carry forwards of $57.6 million referenced above include approximately $1.9 million of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce the company’s current taxes payable in the December 31, 2015 period, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in-capital when and if recognized.

 We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets.  Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements.  The deferred tax asset increased by $1,312,820 in the 9 months ending December 31, 2015, and by $2,199,966 and $1,010,227, respectively, in the fiscal years ending March 31, 2015 and 2014.  The related valuation allowance increased by $1,377,053 in the nine months ending December 31, 2015, and by $2,477,900 and $1,006,587, respectively, in the fiscal years ending March 31, 2015 and 2014.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years.

Under our accounting policies, we recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of December 31, 2015 and March 31, 2015 and 2014, we recorded no accrued interest or penalties related to uncertain tax positions.

We have provided for U.S. deferred income taxes as of December 31, 2015 and March 31, 2015 and 2014 for the undistributed earnings from our non-U.S. subsidiaries.

The fiscal tax years 2011 through 2015 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject.  In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2011 through 2015 remain open for examination.

Note 10: Business Segment Information

ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments.  Reportable segments are defined primarily by the nature of products and services, the nature of the production processes, and the type of customers for our products and services.

We operate in two markets, the medical market and the industrial market.  Within the medical market, we have a number of product lines, endoscopy-based products, including our PrimeSight flexible fiber and video endoscopes used in the practices of urology, pulmonology, trans-nasal esophagoscopy and ENT (ear, nose and throat) and a proprietary sterile disposable microbial barrier, known as EndoSheath Protective Barrier, the Urgent PC® Neuromodulation System (“Urgent PC System”) a minimally-invasive, neuromodulation system that delivers percutaneous tibial nerve stimulation for office-based treatment of overactive bladder and associated symptoms; and Macroplastique® Implants (“Macroplastique”), an injectable, urethral bulking agent for the treatment of adult female stress urinary incontinence.

None of the industrial market sales, net losses or assets are more than 10% of our total sales, losses or assets.  Therefore, we aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Information regarding geographic area net sales to customers for the nine-month transition period ended December 31, 2015, the nine months ended December 31, 2014,  and for the fiscal years ended March 31, 2015 and 2014, respectively, is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Nine-month transition period ended December 31, 2015	$27,236,000	$3,213,000	$6,173,000	$36,622,000

Nine months ended December 31, 2014	$14,512,000	$1,923,000	$3,071,000	$19,506,000

Fiscal year ended March 31, 2015	$19,970,000	$2,506,000	$4,050,000	$26,526,000

Fiscal year ended March 31, 2014	$18,042,000	$2,485,000	$4,050,000	$24,577,000

(1)	No other foreign country accounts for 10% or more of the consolidated net sales

Information regarding geographic area long-lived assets at December 31, 2015 and March 31, 2015 is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

December 31, 2015	$2,089,000	$3,000	$463,000	$2,555,000

March 31, 2015	$1,338,000	$3,000	$472,000	$1,813,000

Accounting policies for the operations in the various geographic areas are the same as those described in Note 1.  Sales attributed to each geographic area are net of intercompany sales and are attributed to countries based on location of customers.   No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

COGENTIX MEDICAL, INC.
EXHIBIT INDEX TO TRANSITION REPORT ON FORM 10-K

Exhibit No.	Exhibit	Method of Filing
*2.1	Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

3.1	(a) Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(b) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(c) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on December 15, 2010 (File No. 000-20970)

	(d) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K as filed with the SEC on August 1, 2014 (File No. 000-20970)

	(e) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

	(f) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on July15, 2009 (File No. 000-20970)

10.1	Common Stock Purchase Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated November 9, 2009.	Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 12, 2009 (File No. 000-20970)

10.2	Common Stock Purchase Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated September 30, 2011.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 4, 2011 (File No. 000-20970)

i

Exhibit No.	Exhibit	Method of Filing
10.3	Letter Agreement dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell regarding extension of warrants.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.4	Convertible Promissory Note issued by Vision-Sciences, Inc. issued to Lewis C. Pell dated as of September 19, 2012.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 20, 2012 (File No. 000-20970)

10.5	Additional Convertible Promissory Note issued by Vision-Sciences, Inc. to Lewis C. Pell dated September 25, 2013.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2013 (File No. 000-20970)

10.6	2014 Convertible Promissory Note issued by Vision-Sciences, Inc. to Lewis C. Pell dated June 16, 2014.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the SEC of June 17, 2014 (File No. 000-20970)

10.7	Amendment to Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.8	Amendment to Additional Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.9	Amendment to 2014 Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.10	Letter Agreement between Vision-Sciences, Inc. and Lewis C. Pell dated August 14, 2012.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 (File No. 000-20970)

10.11	Letter Agreement dated June 21, 2013 between the Company and Lewis C. Pell.	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 25, 2013 (File No. 000-20970)

10.12	Letter Agreement dated May 29, 2014 between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on May 30, 2014 (File No. 000-20970)

Exhibit No.	Exhibit	Method of Filing
10.13	Letter Agreement dated October 24, 2014 between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 13, 2014 (File No. 000-20970)

10.14	Letter Agreement dated December 21, 2014 between Vision-Sciences, Inc. and Lewis C. Pell regarding termination of maintenance of liquidity obligation.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC of December 22, 2014 (File No. 000-20970)

10.15	Purchase Agreement between Vision-Sciences, Inc. and Lincoln Park Capital Fund, LLC dated April 27, 2012.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2012 (File No. 000-20970)

10.16	Modification Agreement between Vision-Sciences, Inc. and Lincoln Park Capital Fund, LLC dated July 26, 2012.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 26, 2012 (File No. 000-20970)

10.17	Form of Common Stock Purchase Agreement dated January 18, 2011.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 19, 2011 (File No. 000-20970)

**10.18	Employment Letter dated November 26, 2013 between Vision-Sciences, Inc. and Howard I. Zauberman.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 27, 2013 (File No. 000-20970)

**10.19	Employment Agreement dated June 26, 2014 between Vision-Sciences, Inc. and Gary Siegel.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014 (File No. 000-20970)

***10.20	Supply Agreement between Vision-Sciences, Inc. and Stryker Corporation dated September 22, 2010.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2010 (File No. 000-20970)

10.21	Lease Agreement between Vision-Sciences, Inc. and 30 Ramland Road LLC dated as of March 23, 2000.	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000 (File No. 333-72547)

10.22	First Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of August 31, 2000.	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 25, 2015 (File No. 000-20970)

10.23	Second Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of January 7, 2005.	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 25, 2015 (File No. 000-20970)

Exhibit No.	Exhibit	Method of Filing
10.24	Third Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of December 26, 2006.	Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC on July 3, 2008 (File No. 000-20970)

10.25	Fourth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of April 12, 2009.	Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 29, 2009 (File No. 000-20970)

10.26	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD.	Incorporated by reference to Exhibit 6.1 to Uroplasty’s Registration Statement on Form 10SB as filed with the SEC on July 10, 1996 (File No. 000-20989)

10.27	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System).	Incorporated by reference to Exhibit 10.15 to Uroplasty’s Form 10-KSB/A for the year ended March 31, 2001 (File No. 000-20989)

10.28	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc.	Incorporated by reference to Exhibit 10.36 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on March 20, 2007 (File No. 001-32632)

**10.29	Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated July 22, 2013	Incorporated by reference to Exhibit 10.15 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-32632)

**10.30	First Amendment to the Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated May 29, 2014	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on June 3, 2014 (File No. 001-32632)

**10.31	Employment Agreement between Uroplasty, Inc. and Darin Hammers dated February 11, 2013	Incorporated by reference to Exhibit 10.14 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-32632)

**10.32	First Amendment to the Employment Agreement between Uroplasty, Inc. and Darin Hammers dated October 1, 2014	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on October 3, 2014 (File No. 001-32632)

**10.33	Employment Agreement between Uroplasty, Inc. and Brett Reynolds dated July 25, 2013	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on August 12, 2013 (File No. 001-32632)

Exhibit No.	Exhibit	Method of Filing
10.34	Confidential Separation and Release Agreement dated October 22, 2014, between Uroplasty, Inc. and Susan H. Holman	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on October 24, 2014 (File No. 001-32632)

10.35	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006	Incorporated by reference to Exhibit 10.25 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on January 24, 2006 (File No. 001-32632)

10.36	First Amendment to Lease by and between Liberty Property Limited Partnership and Uroplasty, Inc. dated January 24, 2014	Incorporated by reference to Exhibit 10.21 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-32632)

10.37	Lease Agreement between Glenborough Flanders Park, LLC and Cogentix Medical, Inc. dated as of April 2, 2015.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on April 3, 2015 (File No. 000-20970)

**10.38	Cogentix Medical, Inc. 2015 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-8 as filed with the SEC on March 31, 2015 (File No. 333-203135)

**10.39	Uroplasty, Inc. 2002 Employee Stock Option Plan	Incorporated by reference to the copy filed as Appendix B to Uroplasty’s Definitive Proxy Statement as filed with the SEC on August 1, 2002 (File No. 000-20989)

**10.40	Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to the copy attached as Appendix A to Uroplasty’s Definitive Proxy Statement as filed with the SEC on July 25, 2008 (File No. 001-32632)

**10.41	Form of Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.42	Form of Non-employee Director Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

v

Exhibit No.	Exhibit	Method of Filing
**10.43	Form of Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.44	Form of Non-employee Director Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan	Incorporated by reference to Exhibit 10.4 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.45	Uroplasty, Inc. Performance Award Grant Notice 2006 Equity and Incentive Plan	Incorporated by reference to Exhibit 10.2 to Uroplasty’s Current Report on Form 8-K filed October 3, 2014 (File No. 001-32632)

**10.46	Vision-Sciences, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000 (File No. 333-72547)

**10.47	Vision-Sciences, Inc. 2003 Director Option Plan, as amended	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed with the SEC on October 10, 2008 (File No. 333-154150)

**10.48	Vision-Sciences, Inc. 2007 Stock Incentive Plan, as amended	Incorporated by reference to the Appendix A to the Definitive Proxy Statement filed with the SEC on July 27, 2007 on Schedule 14A (File No. 000-20970)

**10.49	Restricted Stock Agreement dated November 26, 2013 between Vision-Sciences, Inc. and Howard I. Zauberman	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 27, 2013 (File No. 000-20970)

21.1	Subsidiaries of Cogentix Medical, Inc.	Filed herewith

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm	Fied herewith

31.1	Certification by the PEO and PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO and PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Method of Filing
101.INS	XBRL Instance	Furnished herewith ****

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith ****

101.CAL	XBRL Taxonomy Extension Calculation	Furnished herewith ****

101.DEF	XBRL Taxonomy Extension Definition	Furnished herewith ****

101.LAB	XBRL Taxonomy Extension Labels	Furnished herewith ****

101.PRE	XBRL Taxonomy Extension Presentation	Furnished herewith ****

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