Form 10-Q
period 2016-03-31
COGENTIX MEDICAL INC /DE/
filed 2016-05-16
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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

As of May 4, 2016 the registrant had 25,952,785 shares of common stock outstanding.

Table of Contents
INDEX

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

Table of Content
As used in this report, the terms “Cogentix,” “Cogentix Medical,” “Company,” “we,” “us,” “our” and similar references refer to Cogentix Medical, Inc. (formerly known as Vision-Sciences, Inc.) and our consolidated subsidiaries, and the term “common stock” refers to our common stock, par value $0.01 per share.  References to “VSCI,” “Vision-Sciences” or “Vision” generally refer to Vision-Sciences, Inc. and its consolidated subsidiaries prior to the consummation of the merger of Uroplasty, Inc. with and into Vision’s wholly-owned merger subsidiary (“Merger Sub”) on March 31, 2015 (the “Merger”), and sometimes also are used as references to our current, ongoing operations related to the historical VSCI that continue following the Merger.  References to “UPI” or “Uroplasty” generally refer to Uroplasty, Inc., and its consolidated subsidiaries prior to the consummation of the Merger, and sometimes also are used as reference to our current, ongoing operations related to the historical Uroplasty that continue following the Merger.

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

On December 10, 2015, we changed our fiscal year from a fiscal year ending on March 31 of each year to a fiscal year ending on December 31 of each year effective as of December 31, 2015. This action created a transition period of April 1, 2015 through December 31, 2015 (the “Transition Period”).  Unless otherwise indicated herein, comparisons of fiscal year results or fiscal quarter results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Report, and elsewhere herein, compare results for the three-month period from January 1, 2016 through March 31, 2016 to the three-month unaudited period from January 1, 2015 through March 31, 2015, and accordingly are not comparing results for a comparable period of time.  As a result of the Merger, our financial statements prior to March 31, 2015 are the historical financial statements of Uroplasty, and our financial statements on or after March 31, 2015 reflect the results of the operations of Uroplasty and Vision-Sciences on a combined basis.

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

Table of Content
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

Table of Content
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015

Assets

Current assets:
Cash and cash equivalents	$2,156,530	$1,976,594
Accounts receivable, net	6,863,488	8,191,391
Inventories	5,034,201	4,584,844
Other	854,269	834,076
Total current assets	14,908,488	15,586,905

Property, plant, and equipment, net	2,488,202	2,554,822
Goodwill	18,749,888	18,749,888
Other intangible assets, net	11,255,151	11,846,009
Deferred tax assets and other	282,252	269,121

Total assets	$47,683,981	$49,006,745

See accompanying notes to the Condensed Consolidated Financial Statements.

Table of Content
COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,224,481	$2,209,473
Income taxes payable	21,750	20,866
Accrued liabilities:
Compensation	2,108,830	3,281,809
Deferred revenue	359,107	307,936
Other	833,818	641,561
Total current liabilities	5,547,986	6,461,645

Convertible debt – related party, net	23,612,351	23,336,854
Interest payable	853,062	757,615
Accrued pension liability	720,780	663,071
Deferred rent	665,324	671,088
Other	190,393	157,453

Total liabilities	31,589,896	32,047,726

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 Shares authorized; none issued or outstanding	-	-
Common stock $.01 par value; 100,000,000 shares authorized, 25,953,317 and 26,057,327 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	259,535	260,574
Additional paid-in capital	76,571,081	76,485,650
Accumulated deficit	(59,877,115)	(58,910,707)
Accumulated other comprehensive loss	(859,416)	(876,498)

Total shareholders’ equity	16,094,085	16,959,019

Total liabilities and shareholders’ equity	$47,683,981	$49,006,745

See accompanying notes to the Condensed Consolidated Financial Statements.

Table of Content
COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2016	2015

Net sales	$12,206,564	$7,019,811
Cost of goods sold	3,801,194	801,768

Gross profit	8,405,370	6,218,043

Operating expenses
General and administrative	1,796,020	1,402,372
Research and development	936,878	609,304
Selling and marketing	5,635,762	4,943,196
Amortization	590,858	7,262
Merger related costs	-	1,580,084
	8,959,518	8,542,218

Operating loss	(554,148)	(2,324,175)

Other income (expense)
Interest income (expense)	(390,069)	1,619
Foreign currency exchange loss	(7,562)	(964)
	(397,631)	655

Loss before income taxes	(951,779)	(2,323,520)

Income tax expense	14,629	9,720

Net loss	$(966,408)	$(2,333,240)

Basic and diluted net loss per common share	$(0.04)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	25,381,900	15,744,654

See accompanying notes to the Condensed Consolidated Financial Statements.

Table of Content
COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31
	2016	2015

Net loss	$(966,408)	$(2,333,240)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25,656	(135,688)
Unrealized loss on available-for-sale investments	-	(32)
Pension adjustments	(8,574)	25,382
Total other comprehensive income (loss), net of tax	17,082	(110,338)
Comprehensive loss	$(949,326)	$(2,443,578)

See accompanying notes to the Condensed Consolidated Financial Statements.

Table of Content
COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2016
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount

Balance at December 31, 2015	26,057,327	$260,574	$76,485,650	$(58,910,707)	$(876,498)	$16,959,019

Share-based compensation	(104,010)	(1,039)	85,431	-	-	84,392

Comprehensive income (loss)	-	-	-	(966,408)	17,082	(949,326)

Balance at March 31, 2016	25,953,317	$259,535	$76,571,081	$(59,877,115)	$(859,416)	$16,094,085

See accompanying notes to the Condensed Consolidated Financial Statements.

Table of Content
COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31
	2016	2015
Cash flows from operating activities:
Net loss	$(966,408)	$(2,333,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	806,614	72,947
Loss on disposal of equipment	-	38,451
Share-based compensation expense	84,392	311,241
Amortization of discount on related party debt	275,498	-
Long term incentive plan expense (benefit)	(21,748)	20,685
Tax benefit	(1,060)	(88,532)
Deferred rent	12,694	406
Changes in operating assets and liabilities:
Accounts receivable	1,340,860	(557,847)
Inventories	(447,745)	66,984
Other current assets	(17,646)	65,958
Accounts payable	13,501	(63,450)
Interest payable	95,447	-
Accrued compensation	(1,175,529)	423,633
Accrued liabilities, other	175,873	741,329
Accrued pension liability	23,611	134,269
Deferred revenue	106,044	-
Net cash provided by (used in) operating activities	304,398	(1,167,166)

Cash flows from investing activities:
Purchases of property, plant and equipment	(137,761)	(214,228)
Net cash (used in) investing activities	(137,761)	(214,228)

Cash flows from financing activities:
Borrowings from line of credit	2,646,500	-
Repayments of line of credit	(2,646,500)	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	13,299	(80,102)

Net (decrease) increase in cash and cash equivalents	179,936	(1,461,496)

Cash and cash equivalents at beginning of period	1,976,594	8,703,790

Cash and cash equivalents at end of period	$2,156,530	$7,242,294

Cash paid during the period for income taxes	$14,558	$4,570
Cash paid during the period for interest	$19,360	$159

See accompanying notes to the Condensed Consolidated Financial Statements.

Table of Content
COGENTIX MEDICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation

Cogentix Medical, Inc., headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company. We design, develop, manufacture and market a robust line of high performance fiberoptic and video endoscopy products under the PrimeSightTM brand that are used across multiple surgical specialties in diagnostic and treatment procedures.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation (“PTNS”), for the office-based treatment of overactive bladder (“OAB”).  The Urgent® PC Neuromodulation System has FDA clearance in the United States and has regulatory approvals for the treatment of OAB and fecal incontinence (FI) in various international markets. The FDA-cleared and CE marked PrimeSight Endoscopy Systems and EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy. The Company also offers Macroplastique®, a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the Company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation and vesicourethral reflux.

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

All share amounts and price per share amounts for all periods presented relate to VSCI shares with UPI shares and price per share converted to VSCI amounts based on the conversion ratio in the acquisition agreement and the one for five reverse stock split that occurred on March 31, 2015.

We have prepared our Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full fiscal year.  These Condensed Consolidated Financial Statements, presented herein, should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-KT for the nine-months ended December 31, 2015.

The Condensed Consolidated Financial Statements presented herein as of March 31, 2016 and for the three month period ended March 31, 2015, reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods.

Table of Content
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, purchase price allocation on acquisition, the determination of recoverability of long-lived and intangible assets, long-term incentive plans, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-KT for the nine-months ended December 31, 2015.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three months ended March 31, 2016 and we have made no changes to these policies during 2016.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception.  During the quarter ended December 31, 2015, the Company generated its first ever cash operating profit and we accomplished this again for the quarter ended March 31, 2016.  This performance is the result of increased sales and reduced expenses.  Management will continue to press for improvements in operating performance during calendar 2016 although there can be no assurance these efforts will continue to generate cash operating profits.  As of March 31, 2016, we had cash and cash equivalents totaling approximately $2.2 million. On September 18, 2015, we entered into a $7.0 million line of credit with Venture Bank to provide non-dilutive resources to execute management’s growth strategies for the PrimeSightTM and Urgent® PC product lines and for general corporate purposes. Note 6 contains further information regarding the line of credit.  If operations do not generate sufficient cash in the future, and if we were to seek additional financing, there can be no assurance that any such additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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
	$13,660,000

Table of Content
The supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on April 1, 2013:

Three months ended March 31, 2015
Supplemental pro forma combined results of operations:
Net sales	$12,685,139
Net loss	$(6,226,829)
Net loss per share – basic and diluted	$(0.25)

Adjustments to the supplemental pro forma combined results of operations are as follows:

Three months ended March 31, 2015

Increase in amortization of intangibles	$275,000
Interest amortization on related party debt	510,000
Increase in net loss	$785,000

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

Goodwill

As described in Note 2, on March 31, 2015, for accounting purposes, UPI was deemed to have acquired VSCI for a purchase price of $16.5 million, and as a result, the Company recognized $18.8 million in goodwill. There was no change in the goodwill balance as of March 31, 2016.

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2016 and December 31 2015:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$6,200,000	$886,000	$6,200,000	$664,000
Patents	5,653,000	5,594,000	5,653,000	5,586,000
Trademarks and trade names	190,000	69,000	190,000	67,000
Customer relationships	7,270,000	1,510,000	7,270,000	1,150,000
	$19,313,000	$8,059,000	$19,313,000	$7,467,000
Accumulated amortization	8,059,000		7,467,000

Net book value of amortizable intangible assets	$11,254,000		$11,846,000

Table of Content
For the three months ended March 31, 2016 and 2015, amortization of intangible assets charged to operations was approximately $591,000 and $7,000, respectively.  The weighted average remaining amortization period for intangible assets as of March 31, 2016 was approximately 4.98 years.

Note 4.	Newly Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In 2015, the Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  The Company adopted this standard in conjunction with obtaining its new loan facility. There was no impact of the retrospective adoption to prior periods.

In February 2016, FASB issued ASU 2016-2, Leases, under which lessees will recognize most leases on-balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. The Company will begin the process of determining the impact this ASU will have on the Company’s consolidated financial statements.

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

Table of Content
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

On March 31, 2016 and December 31, 2015, the only asset or liability measured at fair value on a recurring basis was the long-term incentive plan accrual with a fair value of $70,500 and $130,000, respectively, considered a level 3 measurement. The long-term incentive plan began on October 2, 2014 and is described in Note 9. The estimated fair value of the accrual is calculated on a quarterly basis using a Monte Carlo valuation model.  Vesting is based on the probability of meeting the stock price criteria, the probability of which is considered in determining the estimated fair value.

Remeasurements to fair value on a nonrecurring basis relate primarily to our property, plant and equipment and intangible assets and occur when the derived fair value is below their carrying value on our Consolidated Balance Sheet.  As of March 31, 2016 and December 31, 2015 we had no remeasurements of such assets to fair value.

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

Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at the lesser of (1) $2 million or (2) fifty percent (50%) of the Notes principal balance outstanding; or (b) $7 million.  As of March 31, 2016, based on eligible receivables and inventory, our total available borrowing base was $5,187,000.  We did not have any borrowings under the facility as of March 31, 2016.

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

Table of Content
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

	March 31, 2016	December 31, 2015

Raw materials	$3,996,000	$2,385,000
Work-in-process	23,000	793,000
Finished goods	1,015,000	1,407,000

	$5,034,000	$4,585,000

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

We calculate basic net loss per common share amounts by dividing net loss by the weighted-average common shares outstanding, excluding outstanding shares contingently subject to forfeiture.  For calculating diluted net loss per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we had a net loss during the three months ended March 31, 2016 and 2015 the following options and warrants and outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of stock option and warrant exercise prices

March 31, 2016	2,662,000	$1.20 to $24.40
March 31, 2015	2,409,000	$2.70 to $24.40

Note 9.	Shareholders’ Equity

Share-based compensation.  On March 31, 2016, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 1,406,523 shares remain available for grant on March 31, 2016.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $84,000 and $315,000 in share-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.

On March 31, 2016, we had approximately $490,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average period of approximately 1.33 years.  We also had $872,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted shares that we expect to recognize over a weighted-average period of approximately 1.45 years.

Table of Content
We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the three months ended March 31:

	2016	2015 (1)

Expected life in years	3.00	n/a
Risk-free interest rate	1.3%	n/a
Expected volatility	60.00%	n/a
Expected dividend yield	0%	n/a
Weighted-average grant date fair value	$0.49	n/a

(1)	There were no grants during the three months ended March 31, 2016.

The expected life for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our stock.  We estimate the forfeiture rate for stock awards to be approximately 15% for executive employees and directors and approximately 20% for non-executive employees for calendar year 2016 awards based on our historical experience.

The following table summarizes the activity related to our stock options during the three months ended March 31, 2016:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at December 31, 2015	2,573,640	$4.46	5.24	$-
Options granted	14,400	1.20
Options exercised	-	-
Options surrendered	(151,936)	2.59

Outstanding at March 31, 2016	2,436,104	$4.56	4.69	$-

Exercisable at March 31, 2016	1,728,706	$5.54	3.44	$-

The total fair value of stock options that vested during the three months ended March 31, 2016 and 2015 was approximately $94,000 and $95,000, respectively.

Our 2015 Plan also permits the compensation committee of our board of directors to grant other stock-based benefits, including restricted shares. The following table summarizes the activity related to our restricted shares during the three months ended March 31, 2016:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at December 31, 2015	686,910	$2.41	1.59	$886,114
Shares granted	21,398	1.18
Shares vested	(14,958)	1.17
Shares forfeited	(125,243)	2.88

Balance at March 31, 2016	568,107	$2.29	1.45	$617,834

Table of Content
The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock at the end of each period.

Stock Warrants-Related Party.  On March 31, 2016, the Company has warrants outstanding that were issued to Mr. Lewis C. Pell, a member of the Company’s board of directors, to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The duration in which the warrants may be exercised commences on the earlier of (i) March 31, 2018 or (ii) three days prior to the record date established for the declaration of any dividend or distribution of any rights in respect to our common stock in cash or other property other than our common stock, and terminates on the later of (x) the maturity date of the convertible promissory notes or (y) the date the convertible promissory notes are paid in full or converted into shares.  In addition, the warrants may be exercised immediately prior to a change in control.

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

The Awards are accounted for as liability awards under the share-based compensation accounting guidance, as the awards are based on the performance of our common stock and are expected to be settled in cash.  Expense for the awards is recognized over the derived service period of approximately 2.4 years. We recorded a liability of approximately $53,000 at March 31, 2016 and related expense was approximately $(22,000) for the three months ended ending March 31, 2016 for the Awards.

Note 10.	Convertible Debt – Related Party

The following table is a summary of our convertible debt – related party on March 31, 2016:

	Gross Principal Amount	Unamortized Debt Discount	Net Amount

Note Payable A	$20,000,000	$(3,444,876)	$16,555,124

Note Payable B	3,500,000	(531,869)	2,968,131

Note Payable C	4,990,000	(900,904)	4,089,096
	$28,490,000	$(4,877,649)	$23,612,351

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

Table of Content
At March 31, 2016, we had an aggregate amount of $853,062 in accrued interest under the convertible notes payable, which is included in accrued expenses on our consolidated balance sheet.

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

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $123,000 and $85,000 for the three months ended March 31, 2016, and 2015, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three months ended March 31:

	Three Months Ended March 31
	2016	2015

Gross service cost	$27,000	$29,000
Interest cost	29,000	29,000
Expected return on assets	(24,000)	(20,000)
Amortization	(1,000)	-
Net periodic retirement cost	$31,000	$38,000

Note 12.	Business Segment Information

ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments.  Reportable segments are defined primarily by the nature of products and services, the nature of the production processes, and the type of customers for our products and services.

We operate in two markets, the medical market and the industrial market.  Within the medical market, we have a number of product lines, endoscopy-based products, including our PrimeSight flexible fiber and video endoscopes used in the practices of urology, pulmonology, trans-nasal esophagoscopy and ENT (ear, nose and throat) and a proprietary sterile disposable microbial barrier, known as EndoSheath Protective Barrier, the Urgent® PC Neuromodulation System (“Urgent PC System”) a minimally-invasive, neuromodulation system that delivers percutaneous tibial nerve stimulation for office-based treatment of overactive bladder and associated symptoms; and Macroplastique® Implants (“Macroplastique”), an injectable, urethral bulking agent for the treatment of adult female stress urinary incontinence.

None of the industrial market sales, net losses or assets are more than 10% of our total sales, losses or assets.  Therefore, we aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Table of Content
For the three months ended March 31, 2016, no country other than the United States represented more than 10% of our consolidated revenue.  Information regarding net sales to customers by geographic area for the three months ended March 31 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended March 31, 2016	$8,643,000	$988,000	$2,576,000	$12,207,000

Three months ended March 31, 2015	$5,458,000	$557,000	$1,004,000	$7,019,000

(1)	No other country accounts for 10% or more of the consolidated net sales.

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

March 31, 2016	$2,008,000	$3,000	$477,000	$2,488,000

December 31, 2015	$2,089,000	$3,000	$463,000	$2,555,000

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

Forward-looking Statements

We recommend that you read this quarterly report on Form 10-Q in conjunction with our annual report on Form 10-KT for the nine-months ended December 31, 2015.

You should read the following discussion of our financial condition and results of operation together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report.  The following discussions may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, as we discussed in our special note regarding “Forward-Looking Statements” beginning on page 3 of this report and under “Part I - Item 1A. Risk Factors” in our annual report on Form 10-KT for the nine-months ended December 31, 2015.  These risks could cause our actual results to differ materially from any further performance suggested below.

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

Table of Content
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

We have identified in our annual report on Form 10-KT for the nine-months ended December 31, 2015, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the three months ended March 31, 2016.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The reported operations for the current period are the results of Cogentix, while the reported operations for the prior period only include the results of Uroplasty.  Therefore, starting in the first quarter of calendar 2016 ended March 31, 2016, our reported numbers have been and are materially different than the reported numbers of the same period of the prior year.

Net Sales:  During the current period, consolidated net sales of $12,207,000 represented a $5,187,000, or a 74% increase, over net sales of $7,020,000 for the prior period. The increase in consolidated net sales for the current period was due to the Merger.  The revenue for the products from Vision-Sciences totaled $4,960,000 in the current period.  The remainder of the increase is primarily due to the increase in revenue from Urgent® PC.

Net sales to customers in the U.S. of $8,918,000 during the current period represented an increase of $3,452,000, or 63%, over net sales of $5,466,000 in the prior period. This increase is due to $3,171,000 of revenue in the current period from the Vision-Sciences products and $221,000 increase in domestic Urgent® PC revenue.

Net sales in the U.S. of our Urgent® PC System increased 5.5% to $4,274,000 in the current period, from $4,053,000 in the prior period.  Net sales increased was a result of the continued focus on new account conversions and a slight increase in utilization.

Net sales in the U.S. of our Macroplastique product increased 2.0%, or $28,000, to $1,398,000 in in the current period.  Macroplastique serves a small market, and the focus of our sales force has been on growing our Urgent® PC and endoscopy technology business.

Net sales to customers outside the U.S. increased $1,731,000 to $3,289,000, compared to $1,558,000 in the prior period. This increase is due to $1,789,000 of revenue in the current period from Vision-Sciences products.

Urgent® PC System sales to customers outside of the U.S. of $833,000 in the current period increased 12.5% from $740,000 in the prior period.

Table of Content
Macroplastique sales to customers outside of the U.S. decreased 25.7% to $456,000 in the current period, compared to $614,000 in the prior period.  The sales decrease is attributed to a declining international market as well as uneven ordering patterns for two of our largest international distributors.

Consolidated net sales of our endoscopy technology was $4,960,000.  These sales are not included in our prior period reported net sales as this product line was acquired on March 31, 2015 from our merger with Vision-Sciences.  Net sales in the U.S. for endoscopy technology were $3,171,000 and net sales outside the U.S for endoscopy technology were $1,789,000.

Gross Profit:  Gross profit was $8,405,000, or 68.9% of net sales in the current period, and $6,218,000, or 88.6% of net sales in the prior period.  The decrease in gross profit percentage is attributed primarily to the addition of the Vision-Sciences products which have lower margins than the Uroplasty products.

General and Administrative Expenses (G&A):  G&A expenses of $1,796,000 in the current period increased $394,000 from $1,402,000 in the prior period.  The current period included additional rent for our NY and MA facilities due to the merger and to an increase in accounting fees, offset by cost synergies related to the merger including lower headcount, lower legal costs and lower public company costs.

Research and Development Expenses (R&D):  R&D expenses of $937,000 in the current period increased $328,000 from $609,000 in the prior period.  The increase is attributed primarily to the Merger, offset partially by lower personnel costs and lower expenditure on R&D projects.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,636,000 in the current period, increased $693,000, from $4,943,000 in the prior period.  The increase is attributed primarily to an increase in sales personnel costs from the Merger, offset by cost synergies related to the Merger including lower headcount and lower marketing spend.

Amortization of Intangibles: Amortization of intangibles was $591,000 in the current period compared to $7,000 in the prior period.  The increase is due to the establishment of $13,660,000 of identifiable intangible assets as a part of the allocation of purchase accounting.  These identifiable intangible assets are being amortized over a weighted average life of approximately 6 years.

Merger Related Costs: Merger related costs totaled $1,580,000 in the prior period.  There were no similar costs in the current period.  Merger related costs include severance and retention, consulting and professional fees related to the Merger.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other expense was $398,000 in the current period compared to net other income of $1,000 in the prior period.  Other expense increased primarily as the result of the acquisition of related party debt and the amortization of the debt discount along with accrued interest associated with this debt as a result of the merger with Vision-Sciences.

The related party debt has a weighted average stated interest rate of the 1.13% resulting in $95,000 of interest expense for the current period.  Further, as part of the purchase price accounting related to the Merger, the related party debt was discounted to fair value.  For the current period, the non-cash amortization of the debt discount totaled $275,000.

Income Tax Expense:  We recorded income tax expense of approximately $15,000 in the current period and $10,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

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

Table of Content
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

Our non-GAAP operating income, excluding non-cash expenses and merger related costs, during the three months ended March 31, 2016 was $315,000 and our non-GAAP operating loss for the three months ended March 31, 2015 was $(1,919,000), respectively.

		Expense Adjustments
Three-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
March 31, 2016
Gross profit	$8,405,000	$5,000	$-	$50,000	$-	$8,460,000
% of net sales	68.9%					69.3%
Operating expenses
General and administrative	1,795,000	(28,000)	22,000	(54,000)	-	1,735,000
Research and development	937,000	7,000	-	(1,000)	-	943,000
Selling and marketing	5,636,000	(58,000)	-	(111,000)	-	5,467,000
Amortization	591,000	-	-	-	(591,000)	-
	8,959,000	(79,000)	22,000	(166,000)	(591,000)	8,145,000

Operating loss	$(554,000)	$84,000	$(22,000)	$216,000	$(591,000)	$315,000

March 31, 2015
Gross profit	$6,218,000	$11,000	$-	$3,000	$-	$6,232,000
% of net sales	88.6%					88.6%
Operating expenses
General and administrative	1,402,000	(222,000)	(21,000)	(44,000)	-	1,115,000
Research and development	610,000	(11,000)	-	-	-	599,000
Selling and marketing	4,943,000	(67,000)	-	(19,000)	-	4,857,000
Amortization	7,000	-	-	-	(7,000)	-
	6,962,000	(300,000)	(21,000)	(63,000)	(7,000)	6,571,000

Operating loss	(744,000)	311,000	21,000	66,000	7,000	(661,000)
Merger related costs	1,580,000	-	-	-	-	1,580,000
Operating loss excluding merger related costs	$(2,324,000)	$311,000	$(21,000)	$66,000	$7,000	$(1,919,000)

Liquidity and Capital Resources

Cash Flows.

On March 31, 2016, our cash and cash equivalents balances totaled $2,157,000 and we had working capital of approximately $9,361,000.

For the three months ended March 31, 2016, cash provided by operating activities was $304,000, compared to cash used in operating activities of $1,167,000 during the three months ended March 31, 2015.  For the three months ended March 31, 2016, we obtained cash primarily from the collections of receivables and the reduction of R&D spending.  For the three months ended March 31, 2015, we used cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles, long-term incentive plan and share-based compensation of $405,000.

Table of Content
During the three months ended March 31, 2016 and 2015, we used cash from investing activities of $138,000 and $214,000, respectively, for the purchase of property, plant and equipment.

Sources of Liquidity.

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

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who is our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer, as the Principal Executive Officer and Principal Financial Officer of our company concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, in a manner that allows timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting.

As part of our ongoing activities after the Merger, we are continuing to integrate our financial reporting functions and our controls and procedures.  We have also been augmenting our company-wide controls to reflect the risks inherent in a business combination of the magnitude and complexity of the Merger.  There have been no changes in internal controls since December 31, 2015.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 25, 2016, Lewis C. Pell, a shareholder and member of the Cogentix Board of Directors, filed a complaint in the Court of Chancery of the State of Delaware against Robert C. Kill, Kenneth H. Paulus, Kevin H. Roche, James P. Stauner, and Cogentix Medical, Inc. The complaint alleges that a Board Resolution, voted and approved of on March 29, 2016, decreasing the size of the Board to five members at the annual meeting of the shareholders is invalid and that the Board members named in the lawsuit breached fiduciary duties in approving it. The complaint seeks an order declaring the Resolution violates Delaware law and is void, enjoining any further efforts to reduce the size of the Board below seven directors until after the Annual Meeting, and, to enjoin and reschedule or postpone the Annual Meeting to allow for a proxy contest.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information required by this Item.

Table of Content
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Exhibit	Method of Filing
*2.1	Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

3.1	(a) Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(b) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(c) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on December 15, 2010 (File No. 000-20970)

	(d) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K as filed with the SEC on August 1, 2014 (File No. 000-20970)

	(e) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

	(f) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

3.2	Amended and Restated Bylaws, as Amended.	Filed herewith.

10.1	Loan Agreement, made as of September 18, 2015, by and among Cogentix Medical, Inc., Machida Incorporated, Uroplasty, LLC and Venture Bank	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on September 21, 2015 (file No. 000-20870)

31.1	Certification by the PEO and PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO and PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Table of Content
101.INS	XBRL Instance	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation	Furnished herewith

* Certain schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  We will furnish copies of any such omitted schedules to the SEC upon request.

Table of Content
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENTIX MEDICAL, INC.

Date: May 16, 2016	By: /s/ ROBERT KILL
By: /s/ ROBERT KILL
Robert Kill
President, Chief Executive Officer, Chairman of the
Board and Corporate Secretary
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)