Form 10-Q
period 2016-06-30
COGENTIX MEDICAL INC /DE/
filed 2016-08-15
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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

As of August 10, 2016 the registrant had 26,144,299 shares of common stock outstanding.

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

This report contains the following trademarks, trade names and service marks of ours: PrimeSightTM, Vision-Sciences®, EndoSheath®, Slide-On®, EndoWipe® and The Vision System® for our endoscopy products, Urgent PC® for our neuromodulation product, Macroplastique® for our urological tissue bulking product, VOX® for our otolaryngology tissue bulking products, PTQ® for our colorectal tissue bulking and Uroplasty® for Uroplasty, LLC, one of our subsidiaries.

We changed our fiscal year from a fiscal year ending on March 31 of each year to a fiscal year ending on December 31 of each year effective as of December 31, 2015. This action created a transition period of April 1, 2015 through December 31, 2015 (the “Transition Period”).  Unless otherwise indicated herein, comparisons of fiscal year results or fiscal quarter results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Report, and elsewhere herein, compare results for the three-month unaudited period from April 1, 2016 through June 30, 2016 to the three-month unaudited period from April 1, 2015 through June 30, 2015, and the six month unaudited period from January 1, 2016 through June 30, 2016 to the six month unaudited period from January 1, 2015 through June 30, 2015.  As a result of the Merger, our financial statements prior to March 31, 2015 are the historical financial statements of Uroplasty, and our financial statements on or after March 31, 2015 reflect the results of the operations of Uroplasty and Vision-Sciences on a combined basis.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$2,867,080	$1,976,594
Accounts receivable, net	6,481,899	8,191,391
Inventories	5,680,959	4,584,844
Other	774,054	834,076
Total current assets	15,803,992	15,586,905

Property, plant, and equipment, net	2,305,452	2,554,822
Goodwill	18,749,888	18,749,888
Other intangible assets, net	10,664,294	11,846,009
Deferred tax assets and other	289,109	269,121
Total assets	$47,812,735	$49,006,745

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,312,809	$2,209,473
Income taxes payable	33,554	20,866
Accrued liabilities:
Compensation	4,338,519	3,281,809
Deferred revenue	517,045	307,936
Other	763,654	641,561
Total current liabilities	7,965,581	6,461,645

Convertible debt – related party, net	23,891,101	23,336,854
Interest payable	935,974	757,615
Accrued pension liability	734,541	663,071
Deferred rent	656,733	671,088
Other	154,010	157,453

Total liabilities	34,337,940	32,047,726

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 Shares authorized; none issued or outstanding	-	-
Common stock $.01 par value; 100,000,000 shares authorized, 26,044,299 and 26,057,327 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	260,445	260,574
Additional paid-in capital	76,653,435	76,485,650
Accumulated deficit	(62,541,882)	(58,910,707)
Accumulated other comprehensive loss	(897,203)	(876,498)

Total shareholders’ equity	13,474,795	16,959,019

Total liabilities and shareholders’ equity	$47,812,735	$49,006,745

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$13,004,651	$11,150,212	$25,211,215	$18,170,023
Cost of goods sold	4,087,165	3,652,510	7,888,359	4,454,278

Gross profit	8,917,486	7,497,702	17,322,856	13,715,745

Operating expenses
General and administrative	1,867,312	1,893,272	3,529,781	3,295,644
Research and development	1,100,056	1,062,459	2,036,934	1,671,763
Selling and marketing	5,433,439	6,651,380	11,069,201	11,596,495
Amortization of intangibles	590,858	634,191	1,181,716	641,453
Proxy settlement costs	2,177,990	-	2,311,541	-
Merger related costs	-	468,607	-	2,046,773
	11,169,655	10,709,909	20,129,173	19,252,128

Operating loss	(2,252,169)	(3,212,207)	(2,806,317)	(5,536,383)

Other income (expense)
Interest income	170	1,582	405	3,440
Interest expense	(376,363)	(343,555)	(766,667)	(343,794)
Foreign currency exchange gain (loss)	(17,844)	2,998	(25,406)	2,034
	(394,037)	(338,975)	(791,668)	(338,320)

Loss before income taxes	(2,646,206)	(3,551,182)	(3,597,985)	(5,874,703)

Income tax expense	18,561	17,578	33,190	27,298

Net loss	$(2,664,767)	$(3,568,760)	$(3,631,175)	$(5,902,001)

Basic and diluted net loss per common share	$(0.10)	$(0.14)	$(0.14)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	25,518,330	25,437,860	25,446,765	20,772,399

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net loss	$(2,664,767)	$(3,568,760)	$(3,631,175)	$(5,902,001)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(50,278)	57,457	(24,622)	(122,302)
Pension adjustments	12,491	(21,752)	3,917	(331,990)
Total other comprehensive income (loss), net of tax	(37,787)	35,705	(20,705)	(454,292)
Comprehensive loss	$(2,702,554)	$(3,533,055)	$(3,651,880)	$(6,356,293)

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2016
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount

Balance at December 31, 2015	26,057,327	$260,574	$76,485,650	$(58,910,707)	$(876,498)	$16,959,019

Share-based compensation	42,170	423	224,576	-	-	224,999

Payment of income tax from vested restricted stock	(55,198)	(552)	(56,791)			(57,343)

Comprehensive loss	-	-	-	(3,631,175)	(20,705)	(3,651,880)

Balance at June 30, 2016	26,044,299	$260,445	$76,653,435	$(62,541,882)	$(897,203)	$13,474,795

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,631,175)	$(5,902,001)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,590,903	925,107
Loss on disposal of equipment	-	38,668
Share-based compensation expense	224,999	536,439
Amortization of discount on related party debt	554,247	265,967
Long term incentive plan	(46,870)	(8,491)
Tax benefit	(1,161)	(89,945)
Deferred rent	9,895	(2,263)
Proceeds from restricted stock exchanged for taxes	(57,343)	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,691,231	258,291
Inventories	(1,096,308)	23,025
Other current assets	68,790	22,829
Accounts payable	104,130	(153,490)
Interest payable	178,359	76,211
Accrued compensation	1,059,496	2,306
Accrued liabilities, other	118,912	(301,580)
Accrued pension liability	42,862	174,014
Deferred revenue	250,679	72,080
Net cash provided by (used in) operating activities	1,061,646	(4,062,833)

Cash flows from investing activities:
Cash acquired from merger with Vision-Sciences	-	2,019,610
Purchases of property, plant and equipment	(166,976)	(609,615)
Proceeds from sale of property, plant and equipment	-	999
Net cash (used in) provided by investing activities	(166,976)	1,410,994

Net cash provided by financing activities	-	-

Effect of exchange rates on cash and cash equivalents	(4,184)	(55,705)

Net increase (decrease) in cash and cash equivalents	890,486	(2,707,544)

Cash and cash equivalents at beginning of period	1,976,594	8,703,790

Cash and cash equivalents at end of period	$2,867,080	$5,996,246

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$19,378	$17,578
Cash paid during the period for interest	$34,061	$1,400

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

The Company is the result of the Merger effective as of March 31, 2015, of two medical device companies, Uroplasty, Inc. (“UPI”) and Vision-Sciences, Inc. (“VSCI”).  On the effective date of the Merger, the two companies completed an all-stock merger, pursuant to which UPI merged with and into Merger Sub, a wholly owned subsidiary of VSCI.   VSCI continued to be the sole member of the surviving company.  After the merger, VSCI changed its name to Cogentix Medical, Inc.

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

The Condensed Consolidated Financial Statements presented herein as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015, reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, purchase price allocation on acquisition, the determination of recoverability of long-lived and intangible assets, long-term incentive plans, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-KT for the nine-months ended December 31, 2015.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the six months ended June 30, 2016 and we have made no changes to these policies during 2016.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception.  As of June 30, 2016, we had cash and cash equivalents totaling approximately $2.9 million. On September 18, 2015, we entered into a $7.0 million line of credit with Venture Bank to provide non-dilutive resources to execute management’s growth strategies for the PrimeSightTM and Urgent® PC product lines and for general corporate purposes. Note 6 contains further information regarding the line of credit.  If operations do not generate sufficient cash in the future and if we were to seek additional financing, there can be no assurance that any such additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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
	$13,660,000

The supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on January 1, 2015:

Six months ended June 30, 2015 (unaudited)

Supplemental pro forma combined results of operations:
Net sales	$23,835,350
Net loss	$(10,264,196)
Net loss per share – basic and diluted	$(0.40)

Adjustments to the supplemental pro forma combined results of operations are as follows:

Six months ended June 30, 2015

Increase in amortization of intangibles	$510,000
Interest amortization on related party debt	279,000
Increase in net loss	$789,000

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the January 1, 2015 or of future results of the consolidated entities.  The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Note 3.	Goodwill and Other Intangible Assets

Goodwill

As described in Note 2, on March 31, 2015, for accounting purposes, UPI was deemed to have acquired VSCI for a purchase price of $16.5 million, and as a result, the Company recognized $18.8 million in goodwill. There was no change in the goodwill balance as of June 30, 2016.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2016 and December 31 2015:

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$6,200,000	$1,107,000	$6,200,000	$664,000
Patents	5,653,000	5,601,000	5,653,000	5,586,000
Trademarks and trade names	190,000	71,000	190,000	67,000
Customer relationships	7,270,000	1,870,000	7,270,000	1,150,000
	$19,313,000	$8,649,000	$19,313,000	$7,467,000
Accumulated amortization	8,649,000		7,467,000

Net book value of amortizable intangible assets	$10,664,000		$11,846,000

For the six months ended June, 2016 and 2015, amortization of intangible assets charged to operations was approximately $1,182,000 and $641,000, respectively.  The weighted average remaining amortization period for intangible assets as of June 30, 2016 was approximately 4.73 years.

Note 4.	New Accounting Pronouncements

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

On June 30, 2016 and December 31, 2015, the only asset or liability measured at fair value on a recurring basis was the long-term incentive plan accrual with a fair value of $29,600 and $130,000, respectively, considered a level 3 measurement. The long-term incentive plan began on October 2, 2014 and is described in Note 9. The estimated fair value of the accrual is calculated on a quarterly basis using a Monte Carlo valuation model.  Vesting is based on the probability of meeting the stock price criteria, the probability of which is considered in determining the estimated fair value.

Remeasurements to fair value on a nonrecurring basis relate primarily to our property, plant and equipment and intangible assets and occur when the derived fair value is below their carrying value on our Consolidated Balance Sheet.  As of June 30, 2016 and December 31, 2015 we had no remeasurements of such assets to fair value.

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

Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at the lesser of (1) $2 million or (2) fifty percent (50%) of the principal balance outstanding; or (b) $7 million.  As of June 30, 2016, based on eligible receivables and inventory, our total available borrowing base was $5,366,000.  We did not have any borrowings under the Facility as of June 30, 2016.

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

	June 30, 2016	December 31, 2015

Raw materials	$4,584,000	$2,385,000
Work-in-process	8,000	793,000
Finished goods	1,089,000	1,407,000

	$5,681,000	$4,585,000

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

We calculate basic net loss per common share amounts by dividing net loss by the weighted-average common shares outstanding, excluding outstanding shares contingently subject to forfeiture.  For calculating diluted net loss per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we had a net loss during the six months ended June 30, 2016 and 2015 the following options and warrants and outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of stock option and warrant exercise prices

June 30, 2016	2,814,000	$0.88 to $24.40
June 30, 2015	3,767,000	$1.64 to $24.40

Note 9.	Shareholders’ Equity

Share-based compensation.  On June 30, 2016, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 980,256 shares remain available for grant on June 30, 2016.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $225,000 and $559,000 in share-based compensation expense for the six months ended June 30, 2016 and 2015, respectively.

On June 30, 2016, we had approximately $285,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average period of approximately 2.2 years.  We also had $528,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted shares that we expect to recognize over a weighted-average period of approximately 2.23 years.

We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire seven years from date of grant and vest at varying rates ranging up to three years.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the six months ended June 30:

	2016	2015

Expected life in years	3.82	3.84
Risk-free interest rate	0.94%	1.11%
Expected volatility	64.32%	63.94%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$0.47	$0.79

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

The following table summarizes the activity related to our stock options during the six months ended June 30, 2016:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at December 31, 2015	2,573,640	$4.46	5.24	$-
Options granted	392,400	0.98
Options exercised	-	-
Options surrendered	(795,762)	3.20

Outstanding at June 30, 2016	2,170,278	$4.30	4.93	$-

Exercisable at June 30, 2016	1,569,490	$5.44	3.21	$-

The total fair value of stock options that vested during the six months ended June 30, 2016 and 2015 was approximately $252,000 and $152,000, respectively.

Our 2015 Plan also permits the compensation committee of our board of directors to grant other stock-based benefits, including restricted shares. The following table summarizes the activity related to our restricted shares during the six months ended June 30, 2016:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at December 31, 2015	686,910	$2.41	1.59	$886,114
Shares granted	337,858	0.98
Shares vested	(311,503)	2.11
Shares forfeited	(295,523)	2.50

Balance at June 30, 2016	417,742	$1.41	2.23	$401,032

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock at the end of each period.

Stock Warrants-Related Party.  On June 30, 2016, the Company has warrants outstanding that were issued to Mr. Lewis C. Pell, a member of the Company’s board of directors, to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The duration in which the warrants may be exercised commences on the earlier of (i) March 31, 2018 or (ii) three days prior to the record date established for the declaration of any dividend or distribution of any rights in respect to our common stock in cash or other property other than our common stock, and terminates on the later of (x) the maturity date of the convertible promissory notes or (y) the date the convertible promissory notes are paid in full or converted into shares.  In addition, the warrants may be exercised immediately prior to a change in control.

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

The Awards are accounted for as liability awards under the share-based compensation accounting guidance, as the awards are based on the performance of our common stock and are expected to be settled in cash.  Expense for the awards is recognized over the derived service period of approximately 2.4 years. We recorded a liability of approximately $28,000 at June 31, 2016 and related reversal of expense was approximately $49,000 for the six months ended ending June 30, 2016 for the Awards.

Note 10.	Convertible Debt – Related Party

The following table is a summary of our convertible debt – related party on June 30, 2016:

	Gross Principal Amount	Unamortized Debt Discount	Net Amount

Note Payable A	$20,000,000	$(3,248,007)	$16,751,993

Note Payable B	3,500,000	(501,474)	2,998,526

Note Payable C	4,990,000	(849,419)	4,140,581
	$28,490,000	$(4,598,900)	$23,891,100

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

At June 30, 2016, we had an aggregate amount of $935,974 in accrued interest under the convertible notes payable, which is shown as interest payable on our consolidated balance sheet.

The convertible promissory notes mature on March 31, 2020 or earlier upon a change of control (as defined).  The convertible promissory notes generally cannot be converted by Mr. Pell prior to March 31, 2018. The convertible promissory notes may be converted earlier prior to a change in control or in connection with our prepayment of the convertible promissory notes.  The convertible promissory notes may be prepaid, at our option and upon 15 days’ notice to Mr. Pell, without other premium or penalty, with a combination of cash and common stock.  Interest on the convertible promissory notes is payable on the maturity date or upon repayment or conversion of all or any portion of the principal under the note.

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

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $305,000 and $162,000 for the six months ended June 30, 2016, and 2015, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and six-month periods ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Gross service cost	$28,000	$36,000	$56,000	$65,000
Interest cost	29,000	24,000	58,000	53,000
Expected return on assets	(24,000)	(19,000)	(49,000)	(39,000)
Amortization	(1,000)	7,000	(3,000)	7,000
Net periodic retirement cost	$32,000	$48,000	$62,000	$86,000

Note 12.	Business Segment Information

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

For the three and six months ended June 30, 2016, no country other than the United States represented more than 10% of our consolidated revenue.  Information regarding net sales to customers by geographic area for the three and six months ended June 30 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended June 30, 2016	$9,533,000	$1,196,000	$2,276,000	$13,005,000

Three months ended June 30, 2015	$7,274,000	$1,077,000	$2,799,000	$11,150,000

Six months ended June 30, 2016	$18,176,000	$2,184,000	$4,851,000	$25,211,000

Six months ended June 30, 2015	$12,732,000	$1,660,000	$3,778,000	$18,170,000

(1)	No other country accounts for 10% or more of the consolidated net sales.

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

June 30, 2016	$1,841,000	$2,000	$462,000	$2,305,000

December 31, 2015	$2,089,000	$3,000	$463,000	$2,555,000

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

Overview

Cogentix Medical is a global medical device company.  We design, develop, manufacture and market innovative proprietary technologies serving the urology and airway management markets.  The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation (PTNS) for the office-based treatment of overactive bladder (OAB).  The FDA-cleared PrimeSightTM Endoscopy Systems utilizing the EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy.  We also offer Macroplastique® a urethral bulking agent for the treatment of stress urinary incontinence.  Outside the U.S., the company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and the VOX® for vocal cord augmentation.

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

We have identified in our annual report on Form 10-KT for the nine-months ended December 31, 2015, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the six months ended June 30, 2016.

Results of Operations

The reported operations for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016, are the results of Cogentix, while the six months ended June 30, 2015 include the results of UPI for the period from January 1, 2015 through March 31, 2015 and the results of Cogentix Medical, Inc. beginning April 1, 2015, the day after the merger was closed.  As such, results for the six month current period will be materially different than the reported numbers of the same period of the prior year.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Net Sales:  During the current period, consolidated net sales of $13,005,000 represented a $1,855,000, or a 17% increase, over net sales of $11,150,000 for the prior period.  The revenue for the products from Vision-Sciences increased $1,071,000, or 25%, in the current period.  This increase is due to our sales force becoming more proficient in selling this technology as well as an increase in orders for our industrial business.  Revenue from Urgent® PC increased $722,000, or 15%.  While a new competitor to Urgent PC entered the market in early 2016, our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.

Net sales to customers in the U.S. of $9,614,000 during the current period represented an increase of $1,300,000, or 16%, over net sales of $8,314,000 in the prior period. Net sales to customers outside the U.S. increased $554,000 (20%) to $3,391,000 in the current period, compared to $2,837,000 in the prior period.

Gross Profit:  Gross profit was $8,917,000, or 68.6% of net sales in the current period, compared to $7,498,000, or 67.2% of net sales in the prior period.  The increase in gross profit percentage is attributed primarily to an unprofitable Stryker Corporation distribution arrangement for ureteroscopes that was not renewed at the end of calendar 2015.

General and Administrative Expenses (G&A):  G&A expenses of $1,867,000 in the current period decreased $26,000 from $1,893,000 in the prior period.

Research and Development Expenses (R&D):  R&D expenses of $1,100,000 in the current period increased $38,000 from $1,062,000 in the prior period.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,433,000 in the current period, decreased $1,218,000, from $6,651,000 in the prior period.  The decrease is attributed primarily to a decrease in sales personnel and travel costs due to lower headcount as a result of the Merger, lower consulting costs, the timing of our national sales meeting, and the repeal of the medical device tax.

Amortization of Intangibles: Amortization of intangibles was $591,000 in the current period compared to $634,000 in the prior period.  The decrease is due to some identifiable intangible assets recorded as part of the Merger that are now fully amortized.

Proxy Settlement Costs: On May 23, 2016, the Company and all of the then-current members of the Board of Directors of the Company, including Director Mr. Lewis Pell who had been independently soliciting proxies to support his proposals for the Company’s 2016 Annual Meeting of Stockholders originally scheduled for May 20, 2016 and adjourned for May 24, 2016, entered into an agreement to settle the pending proxy contest between the Company and Mr. Pell and related litigation in connection with the Annual Meeting (the “Settlement”).  For the three months ended June 30, 2016, the Company incurred $2,178,000 of costs related to the Settlement, including $678,000 of professional fees (primarily legal) and $1,500,000 of severance costs for the Company’s former CEO.  There were no similar costs in the same period of the prior year.

Merger Related Costs:  Merger related costs totaled $469,000 in the three months ended June 30, 2015.  There were no similar costs in the current period.  Merger related costs include severance and retention, consulting and professional fees.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other expense was $394,000 in the current period compared to net other expense of $339,000 in the prior period.  Interest expense total $376,000 in the current period compared to $343,000 in the prior period.  This interest expense is primarily due to accrued interest on related party debt and the amortization of the debt discount associated with this debt as a result of the merger with Vision-Sciences.

The related party debt has a weighted average stated interest rate of 1.13% resulting in $83,000 of interest expense for the current period, compared to $76,000 in the prior period.   For the current period, the non-cash amortization of the debt discount totaled $279,000, compared to $266,000 in the prior period.

Income Tax Expense:  We recorded income tax expense of approximately $19,000 in the current period and $18,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net Sales:  During the current period, consolidated net sales of $25,211,000 represented a $7,041,000 or a 39% increase over net sales of $18,170,000 in the prior period.  The revenue for the products from Vision-Sciences increased $6,030,000, or 40% in the current period.  The primary reason for this increase is the Merger, which occurred on March 31, 2015.  Revenue from Urgent® PC increased $1,035,000, or 11%.  While a new competitor to Urgent PC entered the market in early 2016, our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.

Net sales to customers in the U.S. of $18,532,000 during the current period represented an increase of $4,662,000, or 34%, over net sales of $13,870,000 in the prior period. Net sales to customers outside the U.S. increased $2,379,000 to $6,679,000, compared to $4,300,000 in the prior period.

Gross Profit:  Gross profit was $17,323,000, or 68.7% of net sales in the current period, and $13,716,000, or 75.5% of net sales in the prior period.  The decrease in gross profit percentage is attributed primarily to the addition of the Vision-Sciences products which have lower margins than the Uroplasty products.

General and Administrative Expenses (G&A):  G&A expenses of $3,530,000 in the current period increased $234,000 from $3,296,000 in the prior period due to the Merger.

Research and Development Expenses (R&D):  R&D expenses of $2,037,000 in the current period increased $365,000 from $1,672,000 in the prior period.  The increase is attributed primarily to the Merger, offset partially by lower personnel costs and lower expenditure on R&D projects.

Selling and Marketing Expenses (S&M):  S&M expenses of $11,069,000 in the current period, decreased $527,000, from $11,596,000 in the prior period.  The decrease is attributed primarily to a decrease in sales personnel costs due to lower headcount and reduced marketing project spend.

Amortization of Intangibles: Amortization of intangibles was $1,182,000 in the current period compared to $641,000 in the prior period.  The increase is due to the establishment of $13,660,000 of identifiable intangible assets on March 31, 2015, as a part of the allocation of purchase accounting.  These identifiable intangible assets are being amortized over a weighted average life of approximately 6 years.

Proxy Settlement Costs: On May 23, 2016, the Company and all of the then-current members of the Board of Directors of the Company, including Director Mr. Lewis Pell who had been independently soliciting proxies to support his proposals for the Company’s 2016 Annual Meeting of Stockholders originally scheduled for May 20, 2016 and adjourned for May 24, 2016, entered into an agreement to settle the pending proxy contest between the Company and Mr. Pell and related litigation in connection with the Annual Meeting (the “Settlement”).  For the six months ended June 30, 2016, the Company incurred $2,312,000 of costs related to the Settlement, including $812,000 of professional fees (primarily legal) and $1,500,000 of severance costs for the Company’s former CEO.  There were no similar costs in the same period of the prior year.

Merger Related Costs:  Merger related costs totaled $2,047,000 in the six months ended June 30, 2015.  There were no similar costs in the current period.  Merger related costs include severance and retention, consulting and professional fees.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other expense was $792,000 in the current period compared to net other expense of $338,000 in the prior period.  Other expense increased primarily as the result of the acquisition of related party debt and the amortization of the debt discount along with accrued interest associated with this debt as a result of the merger with Vision-Sciences.

The related party debt has a weighted average stated interest rate of the 1.13% resulting in $178,000 of interest expense for the current period.  Further, as part of the purchase price accounting related to the Merger, the related party debt was discounted to fair value.  For the current period, the non-cash amortization of the debt discount totaled $554,000.

Income Tax Expense:  We recorded income tax expense of approximately $33,000 in the current period and $27,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following table reconciles our operating income/loss calculated in accordance with GAAP to non-GAAP financial measures that exclude non-cash charges for share-based compensation expense, long-term incentive plan, depreciation and amortization, as well as proxy settlement costs incurred in 2016 and merger-related costs in 2015.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

We use this non-GAAP financial information, and in particular non-GAAP cash operating income/loss, for internal managerial purposes because we believe such measures are one important indicator of the strength and the operating performance of our business.  Analysts and investors frequently ask us for this information.  We believe that they use this information to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.

Our non-GAAP cash operating loss, excluding non-cash expenses, proxy settlement and merger related costs, during the three months ended June 30, 2016 and 2015 was $827,000 and $(1,691,000), respectively. Our non-GAAP cash operating loss, excluding non-cash expenses and merger related costs during the six months ended June 30, 2016 and 2015 was $1,274,000 and $(2,036,000), respectively.

		Expense Adjustments
Three-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
June 30, 2016
Gross profit	$8,917,000	$18,000	$-	$43,000	$-	$8,978,000
% of net sales	68.6%					69.0%
Operating expenses
General and administrative	1,867,000	(113,000)	25,000	(52,000)	-	1,727,000
Research and development	1,100,000	(15,000)	-	(1,000)	-	1,084,000
Selling and marketing	5,433,000	5,000	-	(98,000)	-	5,340,000
Amortization	591,000	-	-	-	(591,000)	-
Proxy settlement costs	2,178,000	-	-	-	-	2,178,000
	$11,169,000	$(123,000)	$25,000	$(151,000)	$(591,000)	$10,329,000

Operating loss	$(2,252,000)	$141,000	$(25,000)	$194,000	$591,000	$(1,351,000)
Proxy settlement costs	$2,178,000	-	-	-	-	$2,178,000
Cash operating loss excluding proxy settlement costs						$827,000

June 30, 2015
Gross profit	$7,498,000	$10,000	$-	$52,000	$-	$7,560,000
% of net sales	67.2%					67.8%
Operating expenses
General and administrative	1,893,000	(124,000)	29,000	(58,000)	-	1,740,000
Research and development	1,062,000	(17,000)	-	(8,000)	-	1,037,000
Selling and marketing	6,652,000	(74,000)	-	(104,000)	-	6,474,000
Amortization	634,000	-	-	-	(634,000)	-
Merger related costs	469,000	-	-	-	-	469,000
	$10,710,000	$(215,000)	$29,000	$(170,000)	$(634,000)	$9,720,000

Operating loss	$(3,212,000)	$225,000	$(29,000)	$222,000	$634,000	$(2,160,000)
Merger related costs	$469,000	-	-	-	-	$469,000
Cash operating loss excluding merger related costs						$(1,691,000)

		Expense Adjustments
Six-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
June 30, 2016
Gross profit	$17,323,000	$22,000	$-	$93,000	$-	$17,438,000
% of net sales	68.7%					69.2%
Operating expenses
General and administrative	3,530,000	(140,000)	47,000	(106,000)	-	3,331,000
Research and development	2,037,000	(9,000)	-	(1,000)	-	2,027,000
Selling and marketing	11,069,000	(54,000)	-	(209,000)	-	10,806,000
Amortization	1,182,000	-	-	-	(1,182,000)	-
Proxy settlement costs	2,312,000	-	-	-	-	2,312,000
	$20,130,000	$(203,000)	$47,000	$(316,000)	$(1,182,000)	$18,476,000

Operating loss	$(495,000)	$225,000	$(47,000)	$409,000	$1,182,000	$(1,038,000)
Proxy settlement costs	$2,312,000	-	-	-	-	$2,312,000
Cash operating loss excluding proxy settlement costs						$1,274,000

June 30, 2015
Gross profit	$13,716,000	$21,000	$-	$56,000	$-	$13,793,000
% of net sales	75.5%					75.9%
Operating expenses
General and administrative	3,296,000	(346,000)	8,000	(100,000)	-	2,858,000
Research and development	1,672,000	(28,000)	-	(8,000)	-	1,636,000
Selling and marketing	11,596,000	(141,000)	-	(120,000)	-	11,335,000
Amortization	641,000	-	-	-	(641,000)	-
Merger related costs	2,047,000	-	-	-	-	2,047,000
	$19,252,000	$(515,000)	$8,000	$(228,000)	$(641,000)	$17,876,000

Operating loss	$(5,536,000)	$536,000	$(8,000)	$284,000	$641,000	$(4,083,000
Merger related costs	$2,047,000	-	-	-	-	$2,047,000
Cash operating loss excluding merger related costs						$(2,036,000)

Liquidity and Capital Resources

Cash Flows.

On June 30, 2016, our cash and cash equivalents balances totaled $2,867,000 and we had working capital (current assets less current liabilities) of approximately $7,838,000.

For the six months ended June 30, 2016, cash provided by operating activities was $1,062,000, compared to cash used in operating activities of $4,063,000 during the six months ended June 30, 2015.  For the six months ended June 30, 2016, we incurred a net loss of $3,631,000.  Proxy settlement costs of approximately $2,000,000 have been expensed but not yet paid as of June 30, 2016.  The severance of $1,500,000 included in the proxy settlement costs are to be paid over 18 months and certain legal fees have not yet been paid pending determination if any are reimbursable under our directors and officers insurance policy.  Further, non-cash depreciation and amortization expense totaled $1,591,000 and non-cash debt discount amortization totaled $554,000.  In addition, accounts receivables decreased by $1,691,000 due to strong collection efforts.    For the six months ended June 30, 2015, we used cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles, long-term incentive plan and share-based compensation of $1,453,000 and $2,047,000 of merger related costs.

During the six months ended June 30, 2016 we used cash from investing activities of $167,000 for the purchase of property, plant and equipment.  During the six months ended June 30, 2015, we generated $1,411,000 of net cash from investing activities, primarily from cash acquired from the merger with Vision-Sciences, partially offset by purchases of property, plant and equipment.

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

Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance of our products and successfully expand our business.  We cannot guarantee that we will successfully achieve such revenue growth.  If we fail to meet our projections of profitability and cash flow, or determine to use cash for matters we are not currently projecting, we may need to seek additional financing to meet our cash needs.  We cannot assure you that such financing, if needed, will be available to us on acceptable terms, if at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer (“CEO and CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our CEO and CFO of our company concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

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

On May 23, 2016, Cogentix Medical, Inc. and all of its then-current members of the Board of Directors, including Mr. Lewis Pell who has been independently soliciting proxies to support his proposals  for the Company’s 2016 Annual Meeting of Stockholders originally scheduled for May 20, 2016 and adjourned for May 24, 2016 (the “Annual Meeting”), entered into an agreement to settle the pending proxy contest between the Company and Mr. Pell and related litigation in the Court of Chancery of the State of Delaware in connection with the Annual Meeting (the “Settlement Agreement”).

Under the terms of the Settlement Agreement, (i) the parties to the Settlement Agreement agreed to take all necessary steps, among other things, to qualify Messrs. Lewis Pell, Howard Zauberman and Dr. James D’Orta as Class I directors to be elected to serve on the Board, (ii) Mr. Robert Kill, the then-current President, Chief Executive Officer and Corporate Secretary of the Company, agreed to resign as an employee and officer of the Company and any of its affiliates and subsidiaries, including his position as the President, Chief Executive Officer and Corporate Secretary of the Company effective as of May 23, 2016 and Mr. Kill will receive severance payments in respect of any and all contracts with the Company and any of its affiliates and subsidiaries pursuant to the terms of a Separation and Release Agreement by and between the Company and Mr. Kill dated May 23, 2016 (the “Separation and Release Agreement”), (iii) Mr. Darin Hammers, the current Chief Operating Officer of the Company, was appointed to serve as the interim Chief Executive Officer and President for 90 days, after which time, on the condition of his adequate performance in the sole judgment of a majority of the Board, the Company intends to appoint him as Chief Executive Officer and President of the Company and a director on the Board to fill the vacancy created by Mr. Kill’s resignation, (iv) each of Messrs. Robert Kill, Kevin Roche, who had been serving as the Chair of the Governance and Nominating Committee, and Kenneth Paulus, who had been serving as the Chair of the Compensation Committee and the Chair and financial expert of the Audit Committee, agreed to resign as a director of the Company effective as of May 24, 2016 and the remaining members of the Board agreed to use best efforts to, within 60 days of the effectiveness of such resignations, nominate and elect as directors two (2) outside, independent directors who are qualified under the Company’s governing documents and policy, including one director to be qualified under NASDAQ Rule 5605(c)(2) as a financial expert, and (v) the parties to the Settlement agreed to certain mutual release of claims relating to or arising out of the governance and management of the Company, the proxy contest and/or other matters as issue in the related litigation.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Upon exercise of stock options or vesting of restricted stock, employees can request the company to withhold shares to pay the resulting income tax withholdings of the employee.  These transactions constitute stock repurchases and are the only stock repurchases engaged in by the Company.  Information regarding the Company’s stock repurchase during the three months ended June 30, 2016 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016	54,468	$1.05	-	-
May1, 2016 – May 31, 2016	-	-
June 1, 2016 – June 30, 2015	730	1.02	-	-

Total	55,198	$1.04	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Exhibit	Method of Filing
*2.1	Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

3.1	(a) Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(b) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(c) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on December 15, 2010 (File No. 000-20970)

	(d) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K as filed with the SEC on August 1, 2014 (File No. 000-20970)

	(e) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

	(f) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

3.2	Amended and Restated Bylaws, as Amended.	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q as filed with the SEC on May 16, 2016 (File No. 000-20970).

10.1	Loan Agreement, made as of September 18, 2015, by and among Cogentix Medical, Inc., Machida Incorporated, Uroplasty, LLC and Venture Bank	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on September 21, 2015 (file No. 000-20870)

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation	Furnished herewith

* Certain schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  We will furnish copies of any such omitted schedules to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENTIX MEDICAL, INC.

Date:	August 15, 2016	By:	/s/ DARIN HAMMERS
Darin Hammers President and Chief Executive Officer (Principal Executive Officer)
Date:	August 15, 2016	By:	/s/ BRET REYNOLDS
Brett Reynolds Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)