Form 10-Q
period 2016-09-30
COGENTIX MEDICAL INC /DE/
filed 2016-11-14
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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

As of November 8, 2016 the registrant had 60,349,579 shares of common stock outstanding.

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

We changed our fiscal year from a fiscal year ending on March 31 of each year to a fiscal year ending on December 31 of each year effective as of December 31, 2015. This action created a transition period of April 1, 2015 through December 31, 2015 (the “Transition Period”).  Unless otherwise indicated herein, comparisons of fiscal year results or fiscal quarter results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Report, and elsewhere herein, compare results for the three-month unaudited period from July 1, 2016 through September 30, 2016 to the three-month unaudited period from July 1, 2015 through September 30, 2015, and the nine month unaudited period from January 1, 2016 through September 30, 2016 to the nine month unaudited period from January 1, 2015 through September 30, 2015.  As a result of the Merger, our financial statements prior to March 31, 2015 are the historical financial statements of Uroplasty, and our financial statements on or after March 31, 2015 reflect the results of the operations of Uroplasty and Vision-Sciences on a combined basis.

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

•	our stock is thinly traded and you may find it difficult to sell your investment in our stock at quoted prices;
•	our stock price may fluctuate and be volatile;
•	future sales of our common stock in the public market could lower our share price;
•	we are exempt from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the Nasdaq rules, including certain rules related to board independence;
•	our corporate documents contain provisions that could discourage, delay or prevent a change in control of the company; and
•	we do not intend to declare dividends on our stock in the foreseeable future.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$4,238,225	$1,976,594
Accounts receivable, net	6,769,476	8,191,391
Inventories	6,222,457	4,584,844
Deferred financing costs	1,350,900	-
Other	562,783	834,076
Total current assets	19,143,841	15,586,905

Property, plant, and equipment, net	2,201,942	2,554,822
Goodwill	18,749,888	18,749,888
Other intangible assets, net	10,073,436	11,846,009
Deferred tax assets and other	300,286	269,121
Total assets	$50,469,393	$49,006,745

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,084,807	$2,209,473
Income taxes payable	35,749	20,866
Accrued liabilities:
Compensation	5,075,767	3,281,809
Deferred revenue	504,274	307,936
Accrued legal fees	488,824	57,515
Accrued foreign and domestic sales tax/VAT	262,399	242,832
Accrued employee expenses	116,479	39,753
Other	486,447	301,461
Total current liabilities	10,054,746	6,461,645

Convertible debt – related party, net	24,173,141	23,336,854
Interest payable	1,019,120	757,615
Accrued pension liability	663,034	663,071
Deferred rent	647,876	671,088
Other	119,865	157,453

Total liabilities	36,677,782	32,047,726

Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock $0.01 par value; 100,000,000 shares authorized, 26,538,000 and 26,057,327 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	265,382	260,574
Additional paid-in capital	76,863,499	76,485,650
Accumulated deficit	(62,435,568)	(58,910,707)
Accumulated other comprehensive loss	(901,702)	(876,498)

Total shareholders’ equity	13,791,611	16,959,019

Total liabilities and shareholders’ equity	$50,469,393	$49,006,745

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$13,407,611	$11,834,187	$38,618,826	$30,004,210
Cost of goods sold	4,369,574	3,953,940	12,257,933	8,408,218

Gross profit	9,038,037	7,880,247	26,360,893	21,595,992

Operating expenses
General and administrative	1,558,090	1,935,286	5,087,871	5,230,930
Research and development	1,218,669	1,035,253	3,255,603	2,707,016
Selling and marketing	5,203,477	5,845,798	16,272,678	17,442,292
Amortization of intangibles	590,858	634,191	1,772,574	1,275,644
Proxy settlement costs	(53,887)	-	2,257,654	-
Merger related costs	-	437,252	-	2,484,025
	8,517,207	9,887,780	28,646,380	29,139,907

Operating income (loss)	520,830	(2,007,533)	(2,285,487)	(7,543,915)

Other income (expense)
Interest income	124	964	529	4,404
Interest expense	(380,803)	(353,387)	(1,147,470)	(697,181)
Foreign currency exchange gain (loss)	(14,905)	1,847	(40,311)	3,881
	(395,584)	(350,576)	(1,187,252)	(688,896)

Income (loss) before income taxes	125,246	(2,358,109)	(3,472,739)	(8,232,811)

Income tax expense	18,932	10,532	52,122	37,830

Net income (loss)	$106,314	$(2,368,641)	$(3,524,861)	$(8,270,641)

Basic and diluted net income (loss) per common share	$0.00	$(0.09)	$(0.14)	$(0.37)

Weighted average common shares outstanding:
Basic	25,633,172	25,410,646	25,509,584	22,389,920
Diluted	25,748,844	25,410,646	25,509,584	22,389,920

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net income (loss)	$106,314	$(2,368,641)	$(3,524,861)	$(8,270,641)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(4,458)	(859)	(29,080)	(123,161)

Pension adjustments	(41)	254	3,876	(331,736)

Total other comprehensive income (loss), net of tax	(4,499)	(605)	(25,204)	(454,897)

Comprehensive income (loss)	$101,815	$(2,369,246)	$(3,550,065)	$(8,725,538)

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2016
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2015	26,057,327	$260,574	$76,485,650	$(58,910,707)	$(876,498)	$16,959,019

Share-based compensation	535,871	5,360	434,640	-	-	440,000

Payment of income tax from vested restricted stock	(55,198)	(552)	(56,791)			(57,343)

Comprehensive loss	-	-	-	(3,524,861)	(25,204)	(3,550,065)

Balance at September 30, 2016	26,538,000	$265,382	$76,863,499	$(62,435,568)	$(901,702)	$13,791,611

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,524,861)	$(8,270,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,364,673	1,776,856
Loss on disposal of equipment	5,640	43,311
Share-based compensation expense	440,000	951,290
Amortization of discount on related party debt	836,288	535,073
Long term incentive plan	(64,404)	(85,085)
Tax benefit	(284)	(93,913)
Deferred rent	6,836	616,781
Proceeds from restricted stock exchanged for taxes	(57,343)	(20,132)
Changes in operating assets and liabilities:
Accounts receivable, net	1,399,070	(504,545)
Inventories	(1,637,619)	(67,759)
Other current assets	265,395	(30,369)
Accounts payable	394,573	(710,725)
Interest payable	261,505	152,422
Accrued compensation	1,796,568	(59,175)
Accrued liabilities, other	213,387	(733,486)
Accrued pension liability	(45,463)	143,459
Deferred revenue	220,789	47,707
Net cash provided by (used in) operating activities	2,874,750	(6,308,931)

Cash flows from investing activities:
Cash acquired from merger with Vision-Sciences	-	2,019,610
Purchases of property, plant and equipment	(232,331)	(1,430,311)
Net cash (used in) provided by investing activities	(232,331)	589,299

Cash flows from financing activities:
Financing costs	(375,839)	-
Net cash used in financing activities	(375,839)	-

Effect of exchange rates on cash and cash equivalents	(4,949)	(55,463)

Net increase (decrease) in cash and cash equivalents	2,261,631	(5,775,095)

Cash and cash equivalents at beginning of period	1,976,594	8,703,790

Cash and cash equivalents at end of period	$4,238,225	$2,928,695

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$35,424	$72,816
Cash paid during the period for interest	$47,754	$7,975
Non-cash financing activities:
Deferred financing costs in AP/Accruals	$975,061	$-

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation

Cogentix Medical, Inc., headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company. We design, develop, manufacture and market a robust line of high performance fiberoptic and video endoscopy products under the PrimeSightTM brand that are used across multiple surgical specialties in diagnostic and treatment procedures. The FDA-cleared and CE marked PrimeSight Endoscopy Systems and EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation, for the office-based treatment of overactive bladder (“OAB”).  The Urgent® PC Neuromodulation System has FDA clearance in the United States and has regulatory approvals for the treatment of OAB and fecal incontinence (FI) in various international markets. The Company also offers Macroplastique®, a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the Company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation and vesicourethral reflux.

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

The Condensed Consolidated Financial Statements presented herein as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015, reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, purchase price allocation on acquisition, the determination of recoverability of long-lived and intangible assets, long-term incentive plans, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-KT for the nine-months ended December 31, 2015.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine months ended September 30, 2016 and we have made no changes to these policies during 2016.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception.  As of September 30, 2016, we had cash and cash equivalents totaling approximately $4.2 million. This report covers the quarter ended September 30, 2016, and as a result, this amount excludes $25.0 million in proceeds from our issuance of 16,219,033 shares of our common stock to Accelmed on November 3, 2016.  See Note 13 for additional details.  On September 18, 2015, we entered into a $7.0 million line of credit with Venture Bank to provide non-dilutive resources to execute management’s growth strategies for the PrimeSightTM and Urgent® PC product lines and for general corporate purposes. Note 6 contains further information regarding the line of credit.  If operations do not generate sufficient cash in the future and if we were to seek additional financing, there can be no assurance that any such additional financing will be available on terms acceptable to us, if at all. If required, we believe we would be able to reduce our expenses to a sufficient level to continue to operate as a going concern.

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

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of VSCI acquired in the Merger, based on their fair values at the effective date of the Merger. The allocation was finalized without any change to the preliminary allocation and is as follows:

Cash and cash equivalents	$2,020,000
Accounts receivable	4,249,000
Inventories	4,462,000
Other current assets	369,000
Property, plant and equipment	817,000
Goodwill	18,750,000
Other intangibles	13,660,000
Other non-current assets	97,000
Total assets acquired	$44,424,000

Accounts payable and other liabilities	$5,209,000
Deferred revenue	176,000
Convertible debt – related party	22,530,000
Other non-current liabilities	40,000
Total liabilities assumed	27,955,000

Total purchase price	$16,469,000

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

	Amount	Weighted Average Life-Years
Developed technology	$6,200,000	7
Customer relationships	7,270,000	5
Trade names	190,000	10
	$13,660,000

The supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on January 1, 2015:

Nine months ended September 30, 2015 (unaudited)

Supplemental pro forma combined results of operations:
Net sales	$35,669,538
Net loss	$(12,164,228)
Net loss per share – basic and diluted	$(0.47)

Adjustments to the supplemental pro forma combined results of operations are as follows:

Nine months ended September 30, 2015 (unaudited)

Increase in amortization of intangibles	$594,000
Interest amortization on related party debt	282,000
Increase in net loss	$876,000

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2015, or of future results of the consolidated entities.  The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Note 3.	Goodwill and Other Intangible Assets

Goodwill

As described in Note 2, on March 31, 2015, for accounting purposes, UPI was deemed to have acquired VSCI for a purchase price of $16.5 million, and as a result, the Company recognized $18.8 million in goodwill. There was no change in the goodwill balance as of September 30, 2016.

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2016 and December 31 2015:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$6,200,000	$2,230,000	$6,200,000	$664,000
Patents	5,653,000	5,608,000	5,653,000	5,586,000
Trademarks and trade names	190,000	73,000	190,000	67,000
Customer relationships	7,270,000	1,329,000	7,270,000	1,150,000
	$19,313,000	$9,240,000	$19,313,000	$7,467,000
Accumulated amortization	9,240,000		7,467,000

Net book value of amortizable intangible assets	$10,073,000		$11,846,000

For the nine months ended September, 2016 and 2015, amortization of intangible assets charged to operations was approximately $1,773,000 and $1,276,000, respectively.  The weighted average remaining amortization period for intangible assets as of September 30, 2016 was approximately 4.48 years.

Note 4.	New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU is in response to diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and provides guidance on eight specific cash flow classification issues.  It will be effective for reporting periods beginning after December 15, 2017, and interim periods within that reporting period.  Early adoption is permitted, including adoption in an interim period.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805).  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Under the new guidance, the acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  On the face of the income statement or in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods need to be reflected as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in ASU No. 2016-16 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not believe the adoption of this update will have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).”  Under the current guidance (i.e., ASC 330-10-352 before the ASU), an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor).  The new guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method.  The amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of this update will not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 31, 2016.  We are still evaluating whether or not this update is applicable to our business.

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

On September 30, 2016 and December 31, 2015, the only asset or liability measured at fair value on a recurring basis was the long-term incentive plan accrual with a fair value of $10,000 and $130,000, respectively, considered a level 3 measurement. The long-term incentive plan began on October 2, 2014 and is described in Note 9. The estimated fair value of the accrual is calculated on a quarterly basis using a Monte Carlo valuation model.  Vesting is based on the probability of meeting the stock price criteria, the probability of which is considered in determining the estimated fair value.

Remeasurements to fair value on a nonrecurring basis relate primarily to our property, plant and equipment and intangible assets and occur when the derived fair value is below their carrying value on our Consolidated Balance Sheet.  As of September 30, 2016 and December 31, 2015 we had no remeasurements of such assets to fair value.

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

Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at the lesser of (1) $2 million or (2) fifty percent (50%) of the principal balance outstanding; or (b) $7 million.  As of September 30, 2016, based on eligible receivables and inventory, our total available borrowing base was $6,028,000.  We did not have any borrowings under the Facility as of September 30, 2016 and December 31, 2015.

Loans under the Facility bear interest at a rate per annum equal to the Wall Street Journal Prime Rate plus 2.25%, provided that in no case will the interest charged be less than 5.5%.  In the event that there is an event of default under the Facility, the interest rate will be increased by 6.0% for the entire period that an event of default exists.  In addition, we pay a non-usage fee of 0.25% based on the average unused and available portion of the Facility on a monthly basis.

Note 7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Inventories consist of the following:

	September 30, 2016	December 31, 2015

Raw materials	$3,998,000	$2,385,000
Work-in-process	779,000	793,000
Finished goods	1,445,000	1,407,000

	$6,222,000	$4,585,000

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

Note 8.	Net Income / Loss per Common Share

We calculate basic net income (loss) per common share amounts by dividing net income (loss) by the weighted-average common shares outstanding.  For calculating diluted net income (loss) per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we had a net loss during the nine months ended September 30, 2016 and 2015, and the three months and nine months ended September 30, 2015, the following options and warrants and outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of stock option and warrant exercise prices

Three months ended September 30, 2015	3,762,000	$1.64 to $24.40
Nine months ended September 30, 2016	2,975,000	$0.88 to $24.40
Nine months ended September 30, 2015	3,762,000	$1.64 to $24.40

The following options and warrants are excluded from our EPS calculation because they are antidilutive:

	Number of options, warrants and unvested restricted stock	Range of stock option and warrant exercise prices

Three months ended September 30, 2016	2,231,000	$1.03 to $24.40

Note 9.	Shareholders’ Equity

Share-based compensation.  On September 30, 2016, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control (as defined in the 2015 Plan) and the Company is not the surviving entity, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately if they are not assumed or replaced with equivalent grants.  If the Company is the surviving entity, there is no accelerated vesting of equity grants solely upon a change in control.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 1,475,870 shares remain available for grant on September 30, 2016.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $440,000 and $951,000 in share-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively.

On September 30, 2016, we had approximately $371,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average period of approximately 2.25 years.

We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire seven years from date of grant and vest at varying rates ranging up to three years.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the nine months ended September 30:

	2016	2015

Expected life in years	3.90	3.84
Risk-free interest rate	0.98%	1.11%
Expected volatility	64.32%	63.94%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$0.49	$0.79

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

The following table summarizes the activity related to our stock options during the nine months ended September 30, 2016:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at December 31, 2015	2,573,640	$4.44	4.64	$-
Options granted	692,400	1.05
Options exercised	-	-
Options surrendered	(1,566,135)	3.90

Outstanding at September 30, 2016	1,699,905	$3.54	6.79	$578,213

Exercisable at September 30, 2016	818,333	$6.03	3.95	$16,062

The total fair value of stock options that vested during the nine months ended September 30, 2016 and 2015 was approximately $268,000 and $600,000, respectively.

Our 2015 Plan also permits the compensation committee of our board of directors to grant other stock-based benefits, including restricted shares. The following table summarizes the activity related to our restricted shares during the nine months ended September 30, 2016:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at December 31, 2015	686,910	$2.41	1.59	$886,114
Shares granted	837,858	1.06
Shares vested	(323,613)	2.19
Shares forfeited	(301,822)	2.48

Balance at September 30, 2016	899,333	$1.21	1.54	$1,636,786

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock at the end of each period.

On September 30, 2016, we had $907,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted shares that we expect to recognize over a weighted-average period of approximately 1.54 years.

Stock Warrants-Related Party.  On September 30, 2016, the Company has warrants outstanding that were issued to Mr. Lewis C. Pell, a member of the Company’s board of directors, to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  The duration in which the warrants may be exercised commences on the earlier of (i) March 31, 2018 or (ii) three days prior to the record date established for the declaration of any dividend or distribution of any rights in respect to our common stock in cash or other property other than our common stock, and terminates on the later of (x) the maturity date of the convertible promissory notes held by Mr. Pell and described further in Note 10 or (y) the date the convertible promissory notes are paid in full or converted into shares.  In addition, the warrants may be exercised immediately prior to a change in control.

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

The Awards are accounted for as liability awards under the share-based compensation accounting guidance, as the awards are based on the performance of our common stock and are expected to be settled in cash.  Expense for the awards is recognized over the derived service period of approximately 2.4 years. We recorded a liability of approximately $10,000 at September 30, 2016 and related reversal of expense was approximately $57,000 for the nine months ended ending September 30, 2016 for the Awards.

Note 10.	Convertible Debt – Related Party

The following table is a summary as of September 30, 2016 of our convertible debt issued to a related party:

	Gross Principal Amount	Unamortized Debt Discount	Net Amount

Note Payable A	$20,000,000	$(3,048,813)	$16,951,187

Note Payable B	3,500,000	(470,720)	3,029,280

Note Payable C	4,990,000	(797,326)	4,192,674
	$28,490,000	$(4,316,859)	$24,173,141

The convertible debt is held by Mr. Lewis C. Pell, a member of the Company’s board of directors, and consists of three convertible promissory notes.

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

At September 30, 2016, we had an aggregate amount of $1,019,120 in accrued interest under the convertible notes payable, which is shown as interest payable on our condensed consolidated balance sheet.

The convertible promissory notes mature on March 31, 2020 or earlier upon a change of control (as defined therein).  The convertible promissory notes generally cannot be converted by Mr. Pell prior to March 31, 2018. The convertible promissory notes may be converted earlier prior to a change in control or in connection with our prepayment of the convertible promissory notes.  The convertible promissory notes may be prepaid, at our option and upon 15 days’ notice to Mr. Pell, without other premium or penalty, with a combination of cash and common stock.  Interest on the convertible promissory notes is payable on the maturity date or upon repayment or conversion of all or any portion of the principal under the note.

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

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $308,000 and $259,000 for the nine months ended September 30, 2016, and 2015, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and nine-month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Gross service cost	$28,000	$36,000	$83,000	$102,000
Interest cost	29,000	24,000	87,000	77,000
Expected return on assets	(24,000)	(19,000)	(72,000)	(59,000)
Amortization	(2,000)	7,000	(5,000)	14,000
Net periodic retirement cost	$31,000	$48,000	$93,000	$134,000

Note 12.	Business Segment Information

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

For the three and nine months ended September 30, no country other than the United States represented more than 10% of our consolidated revenue.  Information regarding net sales to customers by geographic area for the three and nine months ended September 30 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended September 30, 2016	$10,701,000	$851,000	$1,856,000	$13,408,000

Three months ended September 30, 2015	$8,828,000	$596,000	$2,410,000	$11,834,000

Nine months ended September 30, 2016	$28,877,000	$3,036,000	$6,706,000	$38,619,000

Nine months ended September 30, 2015	$21,520,000	$2,954,000	$5,530,000	$30,004,000

(1)	No other country accounts for 10% or more of the consolidated net sales.

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

September 30, 2016	$1,738,000	$2,000	$462,000	$2,202,000

December 31, 2015	$2,089,000	$3,000	$463,000	$2,555,000

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

Note 13.	Subsequent Event

On September 7, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with Accelmed Growth Partners, L.P. (“Accelmed”).  Under the terms of the Purchase Agreement, Accelmed purchased 16,219,033 shares of our common stock at $1.55 per share, for an aggregate price of $25 million.  As a condition to Accelmed closing the equity investment, the Company converted into common shares all the outstanding debt and accrued interest (see Note 10) owed to Lewis C. Pell.  On September 7, 2016, the Company and Mr. Pell entered into a definitive agreement (the “Note Exchange Agreement”) under which the debt owed by Cogentix to Mr. Pell was converted into Cogentix common stock at a price per share of $1.67 prior to closing the Purchase Agreement.  The Note Exchange Agreement also provides that, simultaneously with the conversion of such debt, all outstanding warrants (see Note 9) to purchase Cogentix common stock held by Mr. Pell were cancelled.

On November 3, 2016, the shareholders of the Company approved the transactions described above and these transactions closed on November 3, 2016.  As such, we converted all of the outstanding principal amount, approximately $28.5 million, and accrued interest, approximately $1.0 million, on our promissory notes held by Mr. Pell into 17,688,423 shares of our common stock.  We also issued 16,219,033 shares of our common stock to Accelmed in exchange for $25 million.

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

Overview

Cogentix Medical is a global medical device company.  We design, develop, manufacture and market innovative proprietary technologies serving the urology and airway management markets.  The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation for the office-based treatment of overactive bladder (OAB).  The FDA-cleared PrimeSightTM Endoscopy Systems utilizing the EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy.  We also offer Macroplastique® a urethral bulking agent for the treatment of stress urinary incontinence.  Outside the U.S., the company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and the VOX® for vocal cord augmentation.

On December 21, 2014, Vision-Sciences entered into a merger agreement with Uroplasty, a publicly traded corporation.  The merger agreement provided for the merger of Uroplasty with and into a newly created, wholly-owned merger subsidiary of Vision-Sciences (the “Merger”).  Following the approval of the Merger by Vision-Sciences’ and Uroplasty’s stockholders on March 30, 2015 and pursuant to the terms of the merger agreement, on March 31, 2015, Uroplasty merged with and into the  Merger Sub, with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of Vision-Sciences under the name “Uroplasty, LLC.”  Vision-Sciences changed its name to “Cogentix Medical, Inc.”

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

As a result of the Merger, our financial statements prior to March 31, 2015 are the historical financial statements of Uroplasty, and our financial statements on and after March 31, 2015 reflect the results of the operations of Uroplasty and Vision-Sciences on a combined basis.  We refer you to Note 2 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of our annual report on Form 10-KT for the nine-months ended December 31, 2015 for an additional description of the Merger, the accounting treatment of the Merger, and the pro forma financial information for Cogentix on a combined basis.

On September 7, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with Accelmed Growth Partners, L.P. (“Accelmed”).  Under the terms of the Purchase Agreement, Accelmed agreed to purchase 16,219,033 shares of our common stock at $1.55 per share, for an aggregate price of $25.0 million.  As a condition to Accelmed closing the equity investment, we agreed to convert into shares of our common stock all of the outstanding debt and accrued interest owed to Lewis C. Pell, one of our directors.  On September 7, 2016, we entered into a definitive agreement with Mr. Pell (the “Note Exchange Agreement”) under which the debt we owed to Mr. Pell would be converted into our common stock at a price per share of $1.67 prior to closing the Purchase Agreement.  The Note Exchange Agreement also provided that, simultaneously with the conversion of such debt, all outstanding warrants to purchase our common stock that are held by Mr. Pell would be cancelled.

After the end of the third quarter, on November 3, 2016, our shareholders approved the transactions described above, and these transactions closed on November 3, 2016.  We converted the outstanding principal amount, approximately $28.5 million, and accrued interest, approximately $1.0 million, on our promissory notes held by Mr. Pell into 17,688,423 shares of our common stock.  We also issued 16,219,033 shares of our common stock to Accelmed in exchange for $25.0 million.

As a result of the transactions described above, Mr. Pell and Accelmed own or control a majority of the outstanding common stock of the Company as of November 3, 2016. In connection with the Purchase Agreement, Accelmed and Mr. Pell entered into a voting agreement (the “Voting Agreement”).  Pursuant to the terms of the Voting Agreement, Mr. Pell and Accelmed have agreed to vote their shares of the company’s common stock for the other party’s nominees to the board of directors.  Under the Voting Agreement, each of Mr. Pell and Accelmed are entitled to nominate two directors, with the remaining seats to be filled by nominees that are mutually agreed upon by Mr. Pell and Accelmed in accordance with the terms of the Voting Agreement. The Voting Agreement is intended, in part, to qualify the Company as a “Controlled Company” under Nasdaq Rule 5615(c)(2), which permits the Company to utilize the controlled company exemption to the independent director requirements of Nasdaq Listing Rule 5605.  Additionally, under the terms of the Purchase Agreement, the Company has agreed that one of the directors nominated to the board by Accelmed shall serve as Chairman of the Board until Accelmed or its affiliates no longer own 50% of the shares purchased pursuant to the Purchase Agreement or unless otherwise agreed by Accelmed.  The Company also amended its bylaws to reduce the required quorum for all stockholder meetings to one-third of all issued and outstanding shares of voting stock of the Company.

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

We have identified in our annual report on Form 10-KT for the nine-months ended December 31, 2015, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the nine months ended September 30, 2016.

Results of Operations

The reported operations for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, are the results of Cogentix, while the nine months ended September 30, 2015 include the results of UPI for the period from January 1, 2015 through March 31, 2015 and the results of Cogentix beginning April 1, 2015, the day after the Merger was closed.  As such, results for the nine month current period will be materially different than the reported numbers of the same period of the prior year.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Net Sales:  During the current period, consolidated net sales of $13,408,000 represented a $1,574,000, or a 13% increase, over net sales of $11,834,000 from the prior period.  The revenue for the products from our PrimeSight endoscopy products increased $1,731,000, or 38%, in the current period.  This increase is due to our sales force becoming more proficient in selling this technology as well the fact that our PrimeSight technology platform meets the needs of our medical customers for always sterile, always ready flexible endoscopy solutions. Our PrimeSight products have been clinically proven to reduce the risk of cross contamination associated with the reuse or reprocessing of difficult to clean conventional endoscopes and they also reduce the typical 45-minute reprocessing time to less than 10 minutes, allowing for greater patient throughput, increased physician productivity and ultimately economic benefit for our customers.

Net sales to customers in the U.S. of $10,839,000 during the current period represented an increase of $1,874,000, or 21%, over net sales of $8,965,000 in the prior period.  Our PrimeSight business had $4,700,000 in revenue in the U.S., up $1,600,000 or 50% from the year ago quarter.  The urology portion of our PrimeSight business had growth of $1,400,000 or 87%.  Urgent PC revenue in the U.S. was $4,600,000, representing growth of $300,000 or 6% over the prior period.  Urgent PC unit growth of 14% was partially offset by lower average selling prices.  While a new competitor to Urgent PC entered the market in early 2016, our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.

Net sales to international customers of $2,600,000 for the third quarter decreased $300,000, or 11%, from the year ago quarter.  Two items were responsible for this decrease.  First, we experienced an unexpected delay in the renewal of our CE Mark for certain of our products during the third quarter, and due to this delay, we had approximately $350,000 in customer orders that we could not ship in the third quarter.  On short notice, we were forced to find a new notified body in order to renew the CE certificates when our existing notified body could not fulfill its obligations to us. In addition to the CE Mark delay, the impact of changes in foreign currency exchange rates negatively impacted international revenue by $100,000 or 1%. Absent these two items, international revenue would have increased $150,000 or 5% for the third quarter of 2016.  Subsequent to the end of the third quarter, we have obtained renewal of the CE Mark for Macroplastique and Urgent PC and  we expect our fourth quarter international revenues to be positively impacted by the shipment of the customer orders on hold at the end of the third quarter.

Gross Profit:  Gross profit was $9,038,000, or 67.4% of net sales in the current period, compared to $7,880,000, or 66.6% of net sales in the prior period.  The increase in gross profit percentage is attributed primarily to the expiration of an unprofitable Stryker Corporation distribution arrangement for ureteroscopes that was not renewed at the end of calendar 2015.

General and Administrative Expenses (G&A):  G&A expenses of $1,558,000 in the current period decreased $377,000 from $1,935,000 in the prior period.  The decrease is attributed primarily to lower legal, share based compensation, and consulting costs.

Research and Development Expenses (R&D):  R&D expenses of $1,219,000 in the current period increased $184,000 from $1,035,000 in the prior period.  The increase is attributed to increased spend on R&D projects and regulatory expenses, partially offset by lower personnel and legal costs.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,203,000 in the current period decreased $643,000, from $5,846,000 in the prior period.  The decrease is attributed primarily to a decrease in sales personnel costs due to lower headcount as a result of the Merger and the repeal of the medical device tax.

Amortization of Intangibles: Amortization of intangibles was $591,000 in the current period compared to $634,000 in the prior period.  The decrease is due to certain identifiable intangible assets recorded as part of the Merger being fully amortized.

Proxy Settlement Costs:  On May 23, 2016, the Company and all of the then-current members of the board of directors of the Company, including Director Mr. Lewis Pell who had been independently soliciting proxies to support his proposals for the Company’s 2016 Annual Meeting of Stockholders originally scheduled for May 20, 2016 and adjourned for May 24, 2016, entered into an agreement to settle the pending proxy contest between the Company and Mr. Pell and related litigation in connection with the Annual Meeting (the “Settlement”).  We negotiated a credit for certain legal fees associated with the Settlement and recorded a reduction to these costs of $54,000.  There were no similar costs in the same period of the prior year.

Merger Related Costs:  Merger related costs totaled $437,000 in the three months ended September 30, 2015.  There were no similar costs in the current period.  Merger related costs include severance and retention, consulting and professional fees.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other expense was $396,000 in the current period compared to net other expense of $351,000 in the prior period.  Interest expense totaled $381,000 in the current period compared to $353,000 in the prior period.  This interest expense is primarily due to accrued interest on related party debt and the amortization of the debt discount associated with this debt as a result of the Merger.

The related party debt has a weighted average stated interest rate of 1.13% resulting in $83,000 of interest expense for the current period, compared to $76,000 in the prior period.  For the current period, the non-cash amortization of the debt discount totaled $282,000, compared to $269,000 in the prior period.

Income Tax Expense:  We recorded income tax expense of approximately $19,000 in the current period and $11,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net Sales:  During the current period, consolidated net sales of $38,619,000 represented an $8,615,000 or a 29% increase over net sales of $30,004,000 in the prior period.  The revenue for our PrimeSight endoscopy products increased $7,762,000, or 88% in the current period.  The primary reason for this increase is the Merger, which occurred on March 31, 2015.  In addition, there was increased customer demand and customer recognition of the benefits of the products in reducing the risk of cross-contamination and in increasing physician productivity.  Revenue from Urgent® PC increased $1,170,000, or 8%.  While a new competitor to Urgent PC entered the market in early 2016, our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.

Net sales to customers in the U.S. of $29,371,000 during the current period represented an increase of $6,771,000, or 30%, over net sales of $22,600,000 in the prior period. Net sales to customers outside the U.S. increased $1,844,000, or 25%, to $9,248,000, compared to $7,404,000 in the prior period.

Gross Profit:  Gross profit was $26,361,000, or 68.3% of net sales in the current period, and $21,596,000, or 72.0% of net sales in the prior period.  The decrease in gross profit percentage is attributed primarily to the addition of the PrimeSight endoscopy products as part of the Merger, which have lower margins than the Uroplasty products.

General and Administrative Expenses (G&A):  G&A expenses of $5,088,000 in the current period decreased $143,000 from $5,231,000 in the prior period.  The decrease is attributed primarily to lower shared based compensation legal, postage, and insurance costs, offset partially by increased accounting and consulting costs.

Research and Development Expenses (R&D):  R&D expenses of $3,256,000 in the current period increased $549,000 from $2,707,000 in the prior period.  The increase is attributed primarily to increased spend on R&D projects, regulatory expenses, and personnel costs, offset partially by lower clinical studies costs.

Selling and Marketing Expenses (S&M):  S&M expenses of $16,273,000 in the current period, decreased $1,169,000, from $17,442,000 in the prior period.  The decrease is attributed primarily to a decrease in sales personnel costs due to lower headcount and reduced marketing project spend, and the repeal of the medical device tax.

Amortization of Intangibles: Amortization of intangibles was $1,773,000 in the current period compared to $1,276,000 in the prior period.  The increase is due to the establishment of $13,660,000 of identifiable intangible assets on March 31, 2015, as a part of the allocation of purchase accounting in the Merger.  These identifiable intangible assets are being amortized over a weighted average life of approximately 6 years.

Proxy Settlement Costs: For the nine months ended September 30, 2016, the Company incurred $2,258,000 of costs related to the Settlement, including $758,000 of professional fees (primarily legal) and $1,500,000 of severance costs for the Company’s former CEO.  There were no similar costs in the same period of the prior year.

Merger Related Costs:  Merger related costs totaled $2,484,000 in the nine months ended September 30, 2015.  There were no similar costs in the current period.  Merger related costs include severance and retention, consulting and professional fees.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other expense was $1,187,000 in the current period compared to net other expense of $689,000 in the prior period.  Other expense increased primarily as the result of the acquisition of related party debt and the amortization of the debt discount along with accrued interest associated with this debt as a result of the Merger.

The related party debt has a weighted average stated interest rate of the 1.13% resulting in $262,000 of interest expense for the current period.  Further, as part of the purchase price accounting related to the Merger, the related party debt was discounted to fair value.  For the current period, the non-cash amortization of the debt discount totaled $836,000.

Income Tax Expense:  We recorded income tax expense of approximately $52,000 in the current period and $38,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following tables reconcile our operating income/loss calculated in accordance with GAAP to non-GAAP financial measures that exclude non-cash charges for share-based compensation expense, long-term incentive plan, depreciation and amortization, as well as proxy settlement costs incurred in 2016 and Merger-related costs in 2015.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

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

Our non-GAAP cash operating income, excluding non-cash expenses, proxy settlement and Merger related costs, during the three months ended September 30, 2016 was $1,444,000 and our non-GAAP cash operating loss for the three months ended September 30, 2015 was $(382,000).  Our non-GAAP cash operating income, excluding non-cash expenses and Merger related costs during the nine months ended September 30, 2016 was $2,713,000 and our non-GAAP cash operating loss for the nine months ended September 30, 2015 was $(2,417,000).

		Expense Adjustments
Three-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
September 30, 2016
Gross profit	$9,038,000	$5,000	$-	$42,000	$-	$9,085,000
% of net sales	67.4%					67.8%
Operating expenses
General and administrative	1,558,000	(174,000)	18,000	(56,000)	-	1,346,000
Research and development	1,219,000	(8,000)	-	(2,000)	-	1,209,000
Selling and marketing	5,203,000	(28,000)	-	(89,000)	-	5,086,000
Amortization	591,000	-	-	-	(591,000)	-
Proxy settlement costs	(54,000)	-	-	-	-	(54,000)
	8,517,000	(210,000)	18,000	(147,000)	(591,000)	7,587,000

Operating income (loss)	521,000	215,000	(18,000)	189,000	591,000	1,498,000
Proxy settlement costs	(54,000)	-	-	-	-	(54,000)
Cash operating income (loss) excluding proxy settlement costs						$1,444,000

September 30, 2015
Gross profit	$7,880,000	$8,000	$-	$59,000	$-	$7,947,000
% of net sales	66.6%					67.2%
Operating expenses
General and administrative	1,935,000	(313,000)	77,000	(54,000)	-	1,645,000
Research and development	1,035,000	(19,000)	-	-	-	1,015,000
Selling and marketing	5,846,000	(73,000)	-	(104,000)	-	5,669,000
Amortization	634,000	-	-	-	(634,000)	-
Merger related costs	437,000	-	-	-	-	437,000
	9,887,000	(405,000)	77,000	(158,000)	(634,000)	8,766,000

Operating income (loss)	(2,007,000)	413,000	(77,000)	217,000	634,000	(820,000)
Merger related costs	437,000	-	-	-	-	437,000
Cash operating income (loss) excluding Merger related costs						$(383,000)

		Expense Adjustments
Nine-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
September 30, 2016
Gross profit	$26,361,000	$28,000	$-	$135,000	$-	$26,524,000
% of net sales	68.3%					68.7%
Operating expenses
General and administrative	5,088,000	(315,000)	64,000	(155,000)	-	4,682,000
Research and development	3,255,000	(16,000)	-	(3,000)	-	3,236,000
Selling and marketing	16,273,000	(81,000)	-	(299,000)	-	15,893,000
Amortization	1,773,000	-	-	-	(1,773,000)	-
Proxy settlement costs	2,258,000	-	-	-	-	2,258,000
	28,647,000	(412,000)	64,000	(457,000)	(1,773,000)	26,069,000

Operating income (loss)	(2,286,000)	440,000	(64,000)	592,000	1,773,000	455,000
Proxy settlement costs	2,258,000	-	-	-	-	2,258,000
Cash operating income (loss) excluding proxy settlement costs						$2,713,000

September 30, 2015
Gross profit	$21,596,000	$29,000	$-	$115,000	$-	$21,740,000
% of net sales	72.0%					72.5%
Operating expenses
General and administrative	5,231,000	(662,000)	85,000	(154,000)	-	4,500,000
Research and development	2,707,000	(47,000)	-	(8,000)	-	2,652,000
Selling and marketing	17,442,000	(213,000)	-	(224,000)	-	17,005,000
Amortization	1,276,000	-	-	-	(1,276,000)	-
Merger related costs	2,484,000	-	-	-	-	2,484,000
	29,140,000	(922,000)	85,000	(386,000)	(1,276,000)	26,641,000

Operating income (loss)	(7,544,000)	951,000	(85,000)	501,000	1,276,000	(4,901,000)
Merger related costs	2,484,000	-	-	-	-	2,484,000
Cash operating income (loss) excluding Merger related costs						$(2,417,000)

Liquidity and Capital Resources

Cash Flows.

On September 30, 2016, our cash and cash equivalents balances totaled $4,238,000 and we had working capital (current assets less current liabilities) of approximately $9,089,000.

For the nine months ended September 30, 2016, cash provided by operating activities was $2,875,000, compared to cash used in operating activities of $6,309,000 during the nine months ended September 30, 2015.  For the nine months ended September 30, 2016, we incurred a net loss of $3,525,000.  Proxy settlement costs of approximately $1,841,000 have been expensed but not yet paid as of September 30, 2016.  The remaining severance of $1,431,000 included in the proxy settlement costs is to be paid over the next 21 months and certain legal fees have not yet been paid.  Further, non-cash depreciation and amortization expense totaled $2,365,000 and non-cash debt discount amortization totaled $836,000.  In addition, accounts receivables decreased by $1,399,000.  For the nine months ended September 30, 2015, we used cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles, long-term incentive plan and share-based compensation of $2,643,000 and $2,484,000 of merger related costs.

During the nine months ended September 30, 2016 we used cash from investing activities of $232,000 for the purchase of property, plant and equipment.  During the nine months ended September 30, 2015, we generated $589,000 of net cash from investing activities, primarily from cash acquired from the Merger, partially offset by purchases of property, plant and equipment.

During the nine months ended September 30, 2016 we used cash from financing activities of $376,000 for the fees associated with our equity financing (see Note 13).

Sources of Liquidity.

We obtained an 18-month line of credit through Venture Bank for $7.0 million in September 2015.  In addition, after the end of the third quarter, we received $25.0 million in exchange for the issuance of 16,219,033 shares to Accelmed pursuant to the Purchase Agreement described under the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This report covers the quarter ended September 30, 2016, and as a result, the proceeds from this equity investment are excluded from the financial results disclosed.

Our ability to achieve significant revenue growth and/or maintain profitability will depend, in large part, on our ability to achieve widespread market acceptance of our products and successfully expand our business.  We cannot guarantee that we will successfully achieve such revenue growth.  If we fail to meet our projections of profitability and cash flow, or determine to use cash for matters we are not currently projecting, we may need to seek additional financing to meet our cash needs.  We cannot assure you that such financing, if needed, will be available to us on acceptable terms, if at all.

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

Changes In Internal Controls Over Financial Reporting.

As part of our ongoing activities after the Merger, we are continuing to integrate our financial reporting functions and our controls and procedures.  We have also been augmenting our company-wide controls to reflect the risks inherent in a business combination of the magnitude and complexity of the Merger.  During the most recently completed quarter, there were no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed, on May 23, 2016, the Company and all of the then-current members of the board of directors, including Mr. Lewis Pell, who had been independently soliciting proxies to support his proposals for the Company’s 2016 Annual Meeting of Stockholders (the “Annual Meeting”), entered into an agreement (the “Settlement Agreement”) to settle the pending proxy contest between the Company and Mr. Pell and related litigation in connection with the Annual Meeting (the “Settlement”). Under the terms of the Settlement Agreement, Mr. Darin Hammers, the then-current Chief Operating Officer of the Company, was appointed to serve as the interim Chief Executive Officer and President for a maximum of 90 days, after which time, on the condition of his adequate performance in the sole judgment of a majority of the Board, the Company would appoint him as Chief Executive Officer and President of the Company and a director on the board to fill the vacancy created by the resignation of the former Chief Executive Officer.

Effective July 11, 2016, Mr. Hammers was appointed as the Chief Executive Officer of the Company and also as a director to serve as a member of Class III of the board, resulting in the board being comprised of three independent directors and three non-independent directors.

On July 21, 2016, the Company received a letter (the “Letter”) from Nasdaq notifying it that it no longer complies with Nasdaq’s independent director requirements as set forth in Nasdaq Listing Rule 5605.  Nasdaq Listing Rule 5605 requires, among other things, that a majority of the board of directors of a listed company must be comprised of “independent directors” as defined therein.  In the Letter, Nasdaq indicated that the Company has 45 calendar days to submit a plan to regain compliance, and that Nasdaq can grant an extension of up to 180 calendar days from the date of the Letter to procure evidence of compliance if such plan is accepted by Nasdaq.

On September 2, 2016, the Company submitted a plan to Nasdaq as to how it plans to regain compliance with Nasdaq’s continued listing requirements, and requested an extension of time to regain compliance and on September 8, 2016, the Company received a response letter from a Director of Nasdaq Listing Qualifications, granting the Company an extension until January 17, 2017 to regain compliance with Nasdaq Listing Rule 5605.  The Voting Agreement between Mr. Lewis Pell and Accelmed, which is described under the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations, is intended, in part, to qualify the Company as a “Controlled Company” under Nasdaq Rule 5615(c)(2), which permits the Company to utilize the controlled company exemption to the independent director requirements of Nasdaq Listing Rule 5605.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Upon exercise of stock options or vesting of restricted stock, employees can request the company to withhold shares to pay the resulting income tax withholdings of the employee.  These transactions constitute stock repurchases and are the only stock repurchases engaged in by the Company.  Information regarding the Company’s stock repurchase during the nine months ended September 30, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – March 31, 2016	-	-	-	-
April 1, 2016 – April 30, 2016	54,468	1.05	-	-
May1, 2016 – May 31, 2016	-	-
June 1, 2016 – June 30, 2016	730	1.02	-	-
July 1, 2016 – September 30, 2016	-	-	-	-

Total	55,198	$1.04	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Exhibit	Method of Filing
3.1	Amended and Restated By-laws of Cogentix Medical, Inc.	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q as filed with the SEC on May 16, 2016 (file No. 000-20970).

3.1(a)	Amendment to the Amended and Restated By-laws of Cogentix Medical, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed with the SEC on September 12, 2016 (file No. 000-20970).

10.1
Settlement Agreement, dated May 23, 2016, by and among Cogentix Medical, Inc., Robert C. Kill, Lewis C. Pell, Howard I. Zauberman, Kevin H. Roche, Kenneth H. Paulus, James P. Stauner, and Cheryl Pegus.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (file No. 000-20870).

10.2	Separation and Release Agreement, dated May 23, 2016, by and among Cogentix Medical, Inc., Robert C. Kill and the other signatories thereto.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (file No. 000-20870).

10.3	Second Amendment to Employment Agreement, dated May 24, 2016, by and among Cogentix Medical, Inc. and Darin Hammers.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (file No. 000-20870).

10.4	Employment Agreement, dated June 6, 2016, by and among Cogentix Medical, Inc. and Brett Reynolds.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on June 15, 2016 (file No. 000-20870).

10.5	Employment Agreement, dated July 11, 2016, by and among Cogentix Medical, Inc. and Darin Hammers.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on July 12, 2016 (file No. 000-20870).

10.6	Securities Purchase Agreement, dated September 7, 2016, by and between Cogentix Medical, Inc. and Accelmed Growth Partners, L.P.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (file No. 000-20870).

10.7	Note Exchange Agreement, dated September 7, 2016, by and between Cogentix Medical, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (file No. 000-20870).

10.8	Voting Agreement, dated September 7, 2016, by and between Accelmed Growth Partners, L.P. and Lewis C. Pell.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (file No. 000-20870).

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENTIX MEDICAL, INC.

Date: November 14, 2016	By: /s/ DARIN HAMMERS Darin Hammers President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2016	By: /s/ BRETT REYNOLDS Brett Reynolds Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)