Form 10-K
period 2016-12-31
COGENTIX MEDICAL INC /DE/
filed 2017-03-30
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2016 was $25,010,958.

As of March 17, 2017, the registrant had 60,438,959 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III.

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections.  For more information, see “Part I. Item 1.  Business — Cautionary Note Regarding Forward-Looking Statements.”

As used in this report, the terms “Cogentix,” “Cogentix Medical,” the “Company,” “we,” “us,” “our” and similar references refer to Cogentix Medical, Inc. (formerly known as Vision-Sciences, Inc.) and our consolidated subsidiaries, and the term “common stock” refers to our common stock, par value $0.01 per share.  References to “VSCI,” “Vision-Sciences” or “Vision” generally refer to Vision-Sciences, Inc. and its consolidated subsidiaries prior to the consummation of the merger of Uroplasty, Inc. with and into Vision’s wholly-owned merger subsidiary (“Merger Sub”) on March 31, 2015 (the “Merger”), and sometimes also are used as references to our current, ongoing operations related to the historical VSCI that continue following the Merger.  References to “UPI” or “Uroplasty” generally refer to Uroplasty, Inc., and its consolidated subsidiaries prior to the consummation of the Merger, and sometimes are also used as reference to our current ongoing operations related to the historical UPI that continue following the Merger and sometimes also are used as reference to our current, ongoing operations related to the historical Uroplasty that continue following the Merger.

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

PART I

ITEM 1.	BUSINESS

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

The PrimeSight flexible endoscopes are used in conjunction with the proprietary sterile, single-use microbial barrier known as the EndoSheath® Protective Barrier. Because the EndoSheath Protective Barrier is placed over the patient contact area of the scope, it eliminates the need for high-level disinfection between cases.  This allows a scope to be ready in substantially less time than with conventional reprocessing. Key advantages to the PrimeSight Endoscopes when used with the EndoSheath Protective Barrier are reduction in costs and time associated with traditional reprocess, increased practice productivity and patient throughput. In addition, the Protective Barrier isolates the endoscope from patient contact and protects the endoscope controls from contamination.   The PrimeSight Endoscopy line also includes rigid endoscopes and highly portable peripherals such as the video system and stroboscopy unit.

We primarily target the urology market space for our PrimeSight Endoscopy line.  We manufacture, market and sell our cystoscopy systems and EndoSheath protective barriers to urologists, urogynecologists and gynecologists.

We also manufacture, market, and sell our:  (i) bronchoscopy systems (an endoscope that allows detailed viewing of the lungs) and EndoSheath Protective Barrier to intensivists, pulmonologists, thoracic surgeons, and other airway-related physicians,  (ii) transnasal esophagoscopy (“TNE”) systems and EndoSheath Protective Barrier to general surgeons, primarily bariatric and gastroesophageal reflux disease (“GERD”) surgeons, and  (iii) ear, nose and throat (“ENT”) endoscopy systems to ENT physicians and speech pathologists.

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

Recent Developments

Merger of Uroplasty and Vision-Sciences to Create Cogentix

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

Change in Fiscal Year

We are presenting our results of operations for the twelve-month calendar year ended December 31, 2016 and the nine-month transition period ended December 31, 2015.  Unless otherwise indicated herein, comparisons of fiscal year results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Annual Report, and elsewhere herein, compare results for the twelve-month period ended December 31, 2016 to the nine-month transition period from April 1, 2015 through December 31, 2015, and accordingly are not comparing results for a comparable period of time.

Accelmed Investment and Pell Debt Conversion

On September 7, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with Accelmed Growth Partners, L.P. (“Accelmed”).  Under the terms of the Purchase Agreement, Accelmed agreed to purchase 16,129,033 shares of our common stock at $1.55 per share, for an aggregate price of $25.0 million.  As a condition to Accelmed closing the equity investment, we agreed to convert into shares of our common stock all of the outstanding debt and accrued interest owed to Lewis C. Pell, one of our directors.  On September 7, 2016, we entered into a definitive agreement with Mr. Pell (the “Note Exchange Agreement”) under which the debt we owed to Mr. Pell would be converted into our common stock at a price per share of $1.67 prior to closing the Purchase Agreement.  The Note Exchange Agreement also provided that, simultaneously with the conversion of such debt, all outstanding warrants to purchase our common stock that are held by Mr. Pell would be cancelled.

On November 3, 2016, our stockholders approved the transactions described above, and these transactions closed on November 3, 2016.  We converted the outstanding principal amount, approximately $28.5 million, and accrued interest, approximately $1.0 million, on our promissory notes held by Mr. Pell into 17,688,423 shares of our common stock.  We also issued 16,129,033 shares of our common stock to Accelmed in exchange for $25.0 million.  As a result of the transactions described above, Mr. Pell and Accelmed own or control approximately 33% and 27%, respectively, of the outstanding common stock of the Company as of December 31, 2016.

In connection with the Purchase Agreement, Accelmed and Mr. Pell entered into a voting agreement (the “Voting Agreement”).  Pursuant to the terms of the Voting Agreement, Mr. Pell and Accelmed have agreed to vote their shares of the Company’s common stock for the other party’s nominees to the board of directors.  Under the Voting Agreement, each of Mr. Pell and Accelmed are entitled to nominate two directors, with the remaining seats to be filled by nominees that are mutually agreed upon by Mr. Pell and Accelmed in accordance with the terms of the Voting Agreement. The Voting Agreement is intended, in part, to qualify the Company as a “Controlled Company” under Nasdaq Rule 5615(c)(2), which permits the Company to utilize the controlled company exemption to the independent director requirements of Nasdaq Listing Rule 5605.  Additionally, under the terms of the Purchase Agreement, the Company has agreed that one of the directors nominated to the board by Accelmed shall serve as Chairman of the Board until Accelmed or its affiliates no longer own 50% of the shares purchased pursuant to the Purchase Agreement or unless otherwise agreed by Accelmed.  The Company also amended its bylaws to reduce the required quorum for all stockholder meetings to one-third of all issued and outstanding shares of voting stock of the Company. Further, the securities purchase agreement with Accelmed provides it with numerous protective provisions, including prohibiting the Company, without the prior approval of the Accelmed directors, from engaging in any merger, consolidation, transfer or conversion involving the Company, incurring any new indebtedness in excess of $10,000,000, and changing the size of the Board of Directors.

Overview of Strategy for Calendar Year 2017 and Beyond

Our strategy for calendar year 2017 and beyond is to continue to leverage our assets to generate organic growth and to expand our product portfolio through acquisition or otherwise.  We currently have a distribution platform that includes 52 direct sales representatives in the U.S., with 46 sales representatives serving the Urology, Urogynecology and Gynecology market and six sales representatives serving the non-Urology markets of Airway Management and Industrial markets.  Internationally, we have 8 direct sales representatives in various geographies and a network of distributor relationships.  We believe this sales force has the capacity to add more products to their existing portfolio, and a key element of our strategy is to continue to leverage this distribution platform to generate revenue growth.  We plan to expand our product portfolio through merger, acquisition, licensing or distribution opportunities.  We believe that there are underperforming yet innovative assets available that we can add to our portfolio and grow at double digit rates.  Examples of such assets include orphaned technologies within larger organizations, new technologies ready for commercialization with which our existing distribution platform can penetrate the market quickly, and existing products that are not meeting their potential due to undersized sales forces within their current company.

Our sales team’s primary focus continues to be on the sale of our PrimeSight urology portfolio and our Urgent PC System, both in the United States and internationally.  We will emphasize the “always ready, always sterile” attribute of our PrimeSight systems utilizing the EndoSheath Protective Barrier, as well as their ability to enable physicians to safely and cost-effectively treat more patients in less time, thereby providing physicians with flexibility to better manage increased patient demand.  We will continue to focus on generating greater patient and physician awareness of our Urgent PC system and on training physicians in the proper use and clinical benefits of our Urgent PC System for overactive bladder.  We do not expect to see significant growth in our Macroplastique business because we believe it is a small, mature market that is competitively penetrated.

Products and Markets

We produce and market the following products:

•	PrimeSight Endoscopes (i.e., cystoscopes, laryngoscopes, transnasal esophagoscopes and bronchoscopes for medical use; and borescopes for industrial use) and Digital Processing Units (“DPUs”);

•	EndoSheath Protective Barrier;

•	Urgent PC System;

•	Macroplastique; and

•	Other Products and Applications.

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

Our 7000 Series and 5000 Series of PrimeSight video endoscopes are utilized with our multi-functional video processor or DPU.  Unlike conventional video endoscopy “towers,” we have integrated key peripherals into a single all-in-one unit, providing a more cost-effective design that allows for maximum portability in various health care settings.  Our DPU provides high quality imaging along with workflow efficiency features and plug-and-play simplicity in operation. Users can easily capture video and images during various endoscopic procedures to patient files for future viewing.  Our LCD provides full screen presentation with no truncation (framing) of image, commonly seen in other endoscope manufacturer’s products. Along with our EndoSheath Protective Barrier, our DPU contributes significantly to portability by allowing bedside procedures where space is limited. Our DPU is also easily transported from facility to facility allowing physicians to perform video endoscopy even in the remotest locations. Our DPU includes a simplified user interface, programmable user preference controls, expanded on-screen notifications, and easy-to-maintain patient lists, all of which allow end-users to improve productivity and workflow by customizing the operation of the system to the day-to-day needs of the practice.  Additionally, the system incorporates a “one-touch” integrated keyboard to ensure quick activation of functions, including full control of video playback options, such as frame-by-frame review or historical image comparison, both of which are ideal for patient progress review.

In the U.S., we sell our endoscopes and sheaths through our direct sales force.  Internationally, our endoscopes and sheaths are sold primarily by distributors.

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

Airway Management Market.  We developed unique products for the ENT, pulmonology/critical care and bariatric/gastrointestinal (“GI”) specialties.  We manufacture and market fiber and video laryngoscopes, which we refer to as ENT scopes.  Our fiber and video ENT scopes can be used with or without the EndoSheath Protective Barrier, as they do not feature any working channels and are diagnostic only.  We market and sell products for pulmonology using our fiber and video bronchoscopes.  Our bronchoscopes utilize our EndoSheath Protective Barrier and are inserted through the mouth or nose and into the lower airway, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. We have also developed a digital, video-based flexible TNE endoscope, which utilizes our EndoSheath Protective Barrier.  Our TNE system provides visualization of the esophageal anatomy via a sedation-free transnasal approach.  Each of our video airway management scopes is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.

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

Always Ready, Always Sterile

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

Urgent PC Systems

Our Urgent PC System is an FDA-cleared, minimally-invasive, neuromodulation system that delivers PTNS for office-based treatment of OAB and the associated symptoms of urinary urgency, urinary frequency, and urge incontinence.  For each 30-minute office-based therapy session, the physician or other qualified health care provider inserts the small-gauge needle electrode above the ankle and connects the electrode to the stimulator.  Typically, a patient undergoes a course of 12 consecutive weekly treatments, and, subsequently, a personal treatment plan of single treatments at a lesser frequency to sustain the therapeutic effect.

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

Sales, Distribution and Marketing

Medical Products

The end users of our PrimeSight Endoscopy systems for medical use and related products primarily consist of urologists, pulmonologists, thoracic surgeons, gastroenterologists, bariatric surgeons, and ENT doctors in medical clinics, physicians’ private offices, ambulatory surgical centers, and hospitals.  Other physicians may also use our medical devices performing procedures in alternate settings.  The end users of our Urgent PC System and Macroplastique products are primarily urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume.

We market and distribute these medical products worldwide.  In the U.S., we sell our products through a direct sales force.  Outside the U.S., we sell our products through a combination of a direct sales force and a network of distributor organizations.  Most of our distributors outside the U.S. also market and distribute products of other companies.

In the United States, we have a sales organization that consists of 52 direct field sales representatives, six Regional Sales Directors, and a marketing organization to market our products directly to our customers.  Of our 52 direct sales representatives, 46 specialize in the urology market and six specialize in the airway management and other markets.

Outside of the United States, we sell our Urgent PC System and Macroplastique products primarily through a direct sales organization in the United Kingdom, The Netherlands, Switzerland, Ireland, Belgium, Finland, Sweden and Denmark, and in all other markets primarily through distributors.  Each of our distributors has a territory-specific distribution agreement, including requirements they may not sell products that compete directly with ours.  Our PrimeSight Endoscopy systems and products are sold internationally primarily through national distributors.

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

As of February 2016, all regional Medicare carriers, with approximately 55 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 162 million lives provide coverage for PTNS treatments.

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

Manufacturing and Suppliers

We have FDA-registered manufacturing facilities in Minnetonka, MN, Westborough, MA and Orangeburg, NY where we manufacture all of our tissue bulking products, Endosheath products and Primesight products, respectively.  Our facilities use dedicated heating, cooling, ventilation and high efficiency particulate air filtration systems to provide cleanroom and other controlled working environments.  Our trained technicians perform all critical manufacturing processes in qualified environments according to validated written procedures.  We use qualified vendors to sterilize our products using validated methods.

PrimeSight Endoscopes

We manufacture our flexible endoscopes for medical and industrial use at our facility in Orangeburg, NY, using purchased components and subassemblies as well as certain proprietary components we or our subcontractors produce.  Some purchased components and subassemblies are available from more than one supplier. For most of our purchases, we have no long-term agreements with our vendors or suppliers, and we purchase our components and supplies on a purchase order basis. For certain critical components, we have long-term supply arrangements with third parties.

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

Macroplastique

Macroplastique and its related products VOX and PTQ are manufactured in the Minnetonka, MN facility using raw materials, molded parts and proprietary process methods.  The accessory products, including sterile needles and an administration device, are contract manufactured. The bulking agent is manufactured in onsite cleanroom facilities.  Due to the nature of the materials used and the regulatory obligations for the product, two key materials are provided by qualified single source suppliers.   We believe that the sources of the key materials could be replaced with minimal disruption to manufacturing; however it is possible that the process of qualifying a new vendor or equivalent material could cause an interruption that could negatively impact sales.

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

Medtronic’s InterStim® neuromodulation device, which stimulates the sacral nerve, requires surgical implantation of a lead near the patient’s spine in addition to a battery powered stimulator in the buttocks.  In contrast, our Urgent PC System allows minimally invasive stimulation of the sacral nerve plexus via a small needle electrode in the ankle in an office-based setting without any surgical intervention.  Medtronic formally launched a competing PTNS technology in 2016.  In order to obtain 501(k) approval, a device must provide proof of substantial equivalence.  In the case of the NUROTM device from Medtronic, the Urgent PC stimulator from Cogentix Medical was the predicate device.  Other companies may also enter the U.S. market with neuromodulation or other products for the treatment of OAB.

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

We have received CE certification from Underwriters Laboratories UK for conformity with the European Union Medical Devices Directive allowing us to CE mark our endoscopes and accessory product lines currently sold in Europe.

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

In 2016, we experienced an unexpected delay in the renewal of our CE Mark for certain of our products during the third quarter.  Due to this delay, we were forced to find a new notified body on short notice in order to renew our CE certificates when AMTAC/Intertek could not fulfill its obligations to us. Subsequent to the end of the third quarter, we obtained renewal of the CE Mark for Macroplastique and Urgent PC and have resumed importing, selling and distributing our products in the European Union under Dekra, a notified body licensed in The Netherlands.

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

In April 2007, our facility in Orangeburg, New York successfully completed an expansion audit and we were awarded ISO 13485 certification for this location.  This certification allowed us to start shipping scopes from our facility in Orangeburg, New York, in addition to shipments from our facility in Natick, Massachusetts.  The Westborough and Orangeburg facilities are registered with the FDA as medical device manufacturers.  As a result, these facilities are subject to the FDA’s Quality System Regulations, which regulate the design, manufacturing, testing, quality control, and documentation procedures. We are also required to comply with the FDA’s labeling requirements, as well as its information reporting regulations.

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

As of March, 2017, we hold 26 U.S. patents, and we have three U.S. patent applications pending. In addition, we have 110 foreign patents granted and have six foreign patent applications pending.  The issued and granted patents will expire on various dates in the years 2017 through 2031.  These patents relate to electro-nerve stimulation; soft-tissue bulking materials, processes and applications; disposable sheaths for endoscopes; endoscopic designs and features; and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related.

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

 In the U.S. and throughout the European Union, we have registered “Cogentix Medical” as our Company name, and Uroplasty® for Uroplasty LLC, one of our subsidiaries.  We have registered “Urgent” for our neuromodulation product, “Macroplastique” for our urological tissue bulking products, “VOX” for our otolaryngology tissue bulking products, and “PTQ” for our colorectal tissue bulking products.  We own the U.S.-registered trademarks PrimeSightTM, Vision Sciences®, EndoSheath®, Slide-On®, EndoWipe® and The Vision System®.

Research and Development

We have research and development projects and activities to develop, enhance and evaluate potential new products for which we incur costs for regulatory submissions, regulatory compliance and clinical research.  Our expenditures for clinical research include studies for new applications or indications for existing products, post-approval regulatory compliance and marketing and reimbursement approval by third-party payers.  Our expenditures for research and development totaled approximately $4.7 million for the fiscal year ended December 31, 2016 and $3.2 million for the Transition Period ended December 31, 2015.

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

Compliance with Environmental Laws

 Our operations are regulated under various federal, state, and local laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites.  We have infrastructure in place to ensure that our operations are in compliance with all applicable environmental regulations.  Our compliance with applicable environmental requirements for calendar year 2016 and the Transition Period has not had a material effect upon our capital expenditures, earnings or competitive position.

Dependence on Major Customers

During calendar year 2016 and the Transition Period, none of our customers individually accounted for 10% or more of our net sales.

Backlog

We did not have significant backlog at the end of calendar year 2016 or the Transition Period.

Employees

As of December 31, 2016, we had 177 employees, of which 173 were full-time and four were part time.  No employee was subject to a collective bargaining agreement.  We believe we maintain good relations with our employees.

Executive Officers

Certain information concerning our executive officers is set forth below.  No family relationships exist among any of our directors and executive officers.

Darin Hammers, age 52, has served as Cogentix’s President and Chief Executive Officer since May 2016, and he was appointed to the Board of Directors in July 2016 when he transitioned from interim to permanent President and Chief Executive Officer. Previously Mr. Hammers was Chief Operating Office starting in January 2016, and prior to that was Senior Vice President of Global Sales & Marketing starting in August 2013. Mr. Hammers joined Cogentix’s predecessor company Uroplasty as Vice President of Global Sales in January 2013.  Mr. Hammers’ experience includes over 25 years of increasing leadership roles in medical device sales and marketing. Prior to joining Uroplasty, Mr. Hammers was Vice President of Sales for Bard Medical Division of C.R. Bard based in Covington, GA, focused on Urology care products. Prior to that, Mr. Hammers spent more than 12 years with Boston Scientific in various sales leadership positions in the Urology/Gynecology areas.

Brett Reynolds, age 48, has served as Cogentix’s Senior Vice President, Chief Financial Officer and Corporate Secretary since June 2016. Mr. Reynolds previously served in the same role from March 2015 to January 2016, and before the Merger, he served in the same roles for Cogentix’s predecessor company Uroplasty from 2013 until 2015.  Mr. Reynolds’ experience spans more than 20 years in finance and operations.  He was the Chief Financial Officer of Synovis Life Technologies, a publicly traded medical device manufacturer, from 2005 to 2012.  Following the sale of Synovis to Baxter International in 2012, Mr. Reynolds served as Site Leader of the former Synovis operations until 2013.  Prior to Synovis, Mr. Reynolds served in executive financial positions at Chiquita Processed Foods, LLC, Imation Corp. and Deloitte & Touche LLP.

Chris Arnold, age 49, has served as Cogentix’s Vice President, Global Sales since August 2016.  Mr. Arnold previously served as Vice President, U.S. Sales since joining Cogentix’s predecessor company Uroplasty in January 2015.  Mr. Arnold has over 20 years of sales and executive leadership roles in the medical device industry, including Executive Director of Global Sales for Greatbatch Medical’s Cardiac, Neurovascular and Vascular Division, Region Vice President for Smith and Nephew Orthopaedics, and over 14 years with Boston Scientific, including in the role of Director of Sales for the Urology/Gynecology Division.

Brian Brown, age 55, has served as Cogentix’s Senior Vice President of R&D and Operations since November 2016.  Mr. Brown recently served in the senior R&D and operations leadership roles at Ovagene Oncology, a point of care molecular diagnostics company, and Sunshine Heart, a mechanical circulatory assist heart failure company.  Mr. Brown’s experience spans more than 27 years in the medical device industry, including 24 years at Boston Scientific Corporation.  At Boston Scientific, Mr. Brown held numerous R&D and manufacturing roles and served 10 years as the Vice President of Global R&D for the Interventional Cardiology division responsible for technology & product development and merger & acquisition activities.

Daniel Merz, age 39, has served as the Vice President of Regulatory, Quality and Clinical Affairs since November 2016.  He has held various roles with the Company and its predecessor Uroplasty since April 2014, having led clinical research, reimbursement, quality, regulatory, operations and R&D.  Prior to joining Uroplasty, Mr. Merz was the Senior Director of Clinical Research for the Transcatheter Aortic Valve Replacement program with St Jude Medical.  Mr. Merz spent seven years leading clinical and regulatory affairs at American Medical Systems covering various urology applications, and has 17 years of experience in medical device businesses.

Incorporation and Current Subsidiaries

We are incorporated as a Delaware corporation, and are the successor of operations originally begun in 1987.  We have two domestic subsidiaries, Machida Incorporated, a Delaware corporation, and Uroplasty, LLC, a Delaware limited liability company.  We also have two international subsidiaries, Uroplasty BV Incorporated, a Dutch corporation, and Uroplasty LTD Incorporated, a UK corporation.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on its Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our business, operating results and financial condition.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” and “continue,” the negative of these words, other words and terms of similar meaning and the use of future dates.  These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•	Our future revenues, future operating expenses, anticipated use of cash and whether and how long our existing cash and cash equivalents and investments will be sufficient to fund our operations;

•	the market size and market acceptance of our products;

•	the status of our product development programs; and

•	the effect of new accounting pronouncements and future health care, tax and other legislation.

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

We anticipate that the size of our business will increase significantly beyond the current size.  Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.  There are no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefit currently anticipated from the Merger.

If goodwill or other intangible assets that we have on our balance sheet become impaired, we could be required to take significant charges against earnings.

We have recorded a significant amount of goodwill and other intangible assets.  Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinitely-lived intangible assets has been impaired.  Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator.  Any impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

We may obtain additional financing, which may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility.

We may obtain additional financing in 2017.  We would seek to acquire that through additional equity and/or debt financing arrangements, which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our stockholders will experience dilution.  Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize.  We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

We have historically incurred losses and may never reach profitability.

We have incurred net losses in each of the last five fiscal years, including the calendar year ended December 31, 2016.  As of December 31, 2016, we had an accumulated deficit of approximately $81 million primarily because of costs relating to the development, including seeking regulatory approvals, and commercialization of our products.  We expect our operating expenses relating to sales and marketing activities along with product development and clinical trials will continue to increase during the foreseeable future.  To achieve profitability, we must generate substantially more revenue than we have generated in prior years.  We may never achieve these objectives or otherwise become profitable.

The size and resources of our competitors may render it difficult for us to successfully compete in the marketplace.

Our products compete against similar medical devices and other treatment methods, including drugs.  Many of our competitors, which include some of the largest medical products and pharmaceutical companies in the world, have significantly greater financial, research and development, manufacturing and marketing resources than we have.  Our competitors could use and have used these resources to develop and/or acquire products that may be safer, more effective, less invasive, less expensive or more readily accepted than our products.  Their products could make our technology and products obsolete or noncompetitive.  Our competitors could also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.  For example, Medtronic’s InterStim® neuromodulation device competes with our Urgent PC System, and in 2016 they formally launched an additional PTNS technology.

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

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We expect to acquire new products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures.  In some circumstances, we may seek to do so through the licensing or acquisition of complementary businesses, products or technologies rather than through internal development.  The identification of suitable license or acquisition candidates and obtaining adequate financing can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions.  Products and technologies that we license or acquire may require additional development prior to sale, including clinical testing and approval by the FDA and other regulatory bodies, and we may encounter difficulties or delays in completing the development or receiving the necessary approvals.  We may find that the product or technology cannot be manufactured economically or commercialized successfully.  We may not be able to acquire or license the right to products on terms that we find acceptable, if at all.

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

In addition to the availability of third-party reimbursement, market acceptance of our products will depend on our ability to demonstrate the safety, clinical efficacy, perceived benefit, and cost-effectiveness of our products compared to products or treatment options of our competitors.  We cannot assure you that we will be successful in educating the marketplace about the benefit of our products.  If we fail to convince health care providers to use our products versus competing products, then demand for our products would suffer, which would cause a decline in our revenue and profitability.  Similarly, if we fail to maintain our working relationships with health care providers, many of our products may not be developed and marketed in line with the needs and expectations of the providers who use and support our products, which could cause a decline in our revenue and profitability. We rely on these providers to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products.

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

If we cannot attract and retain key personnel and members of our senior management team, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives.

Our future success depends, in large part, upon our ability to attract, retain and motivate members of our senior management team and key managerial, scientific, sales and technical personnel.  We are highly dependent on our senior management team, and any unanticipated loss or interruption of their services could significantly reduce our ability to meet our strategic objectives because, given the intense competition for senior management and other key personnel, it may not be possible for us to find appropriate replacement personnel should the need arise.  The loss of a member of our senior management or our professional staff would require the remaining senior executive officers to divert immediate and substantial attention to seeking a replacement.  There is no guarantee that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future.  Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.  Further, our inability, if any, to enforce non-compete arrangements related to key personnel who have left the company could have a material adverse effect on our business.

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

•
require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, in which agreements may not be available on terms acceptable to us, or at all;

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

We face significant uncertainty in the industry due to government healthcare reform.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act, as amended, (the “Affordable Care Act”) as well as any future healthcare reform legislation, may have a significant impact on our business. The impact of the Affordable Care Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers that began in 2013. Although a moratorium was placed on the medical device excise tax in 2016 and 2017, if it is reinstated, it may adversely affect our sales and the cost of goods sold.

In January 2017, Congress voted in favor of a budget resolution that will produce legislation that would repeal certain aspects of the Affordable Care Act if enacted into law. Congress is also considering subsequent legislation to replace or repeal elements or all of the Affordable Care Act. In addition, there have been recent public announcements by members of Congress and the new presidential administration regarding their plans to repeal and replace the Affordable Care Act. Further, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. At this time, it is not clear whether the Affordable Care Act will be repealed in whole or in part, and, if it is repealed, whether it will be replaced in whole or in part by another plan. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payers are willing to pay. In addition, any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Affordable Care Act and changes under any federal or state legislation adopted in the future.

If we are not able to maintain sufficient quality controls, regulatory approvals of our products by the European Union, Canada, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer.

The FDA, European Union, Canada or other related authorities could stop or delay approval of production of products if our manufacturing facilities do not comply with applicable manufacturing requirements.  The FDA’s Quality System Regulations impose extensive testing, control, documentation and other quality assurance requirements. Canada and the European Union also impose requirements on quality systems of manufacturers, who are inspected and certified on a periodic basis and may be subject to additional unannounced inspections.  Failure or delays in obtaining the right to label our products with the CE mark, which demonstrates adherence to quality standards and compliance with relevant European medical device directives, would impair our ability to import, sell and distribute our products within the European Union.  Further, our suppliers are also subject to these regulatory requirements.  Failure by any of our suppliers or us to comply with these requirements could prevent us from obtaining or retaining approval and marketing of our products.

We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.

Our operations are directly, or indirectly through customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, our sales, marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claim Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

We are unable to predict whether we could be subject to actions under any of these laws, or the impact of such actions. If we are found to be in violation of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations.

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

We derived approximately 24% of our net sales in the calendar year ended December 31, 2016 from customers and operations in international markets.  The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to a number of risks, including:

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

Additionally, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which is commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the United Kingdom’s future relationship with the European Union.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities. In addition to the factors listed above, any regulatory changes that arise as a result of Brexit may adversely affect our operations and financial results.

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

Our controlling stockholders exercise voting control over the Company and have the ability to elect or remove from office all of our directors.

On November 3, 2016, pursuant to the Purchase Agreement, we issued 16,129,033 shares of our common stock to Accelmed Growth Partners, L.P. in exchange for $25.0 million.  At the same time, we also converted the outstanding principal amount, approximately $28.5 million, and accrued interest, approximately $1.0 million, on our promissory notes held by Lewis C. Pell into 17,688,423 shares of our common stock.

As a result of the transactions described above, Mr. Pell and Accelmed own or control a majority of our outstanding common stock as of December 31, 2016. In connection with the transaction, Accelmed and Mr. Pell entered into the Voting Agreement.  Pursuant to the terms of the Voting Agreement, Mr. Pell and Accelmed have agreed to vote their shares of our common stock for the other party’s nominees to the board of directors.  Under the Voting Agreement, each of Mr. Pell and Accelmed are entitled to nominate two directors, with the remaining seats to be filled by nominees that are mutually agreed upon by Mr. Pell and Accelmed in accordance with the terms of the Voting Agreement.

The Purchase Agreement provides that so long as Accelmed holds no less than 20% of the Company’s issued and outstanding shares of common stock, that the Company shall not dissolve the Company, engage in a business combination that is subject to a stockholder vote, change the size of the board of directors, incur new indebtedness in excess of $10.0 million or amend the capitalization of the Company, without the prior approval of the directors nominated by Accelmed pursuant to the Voting Agreement.

As such, Accelmed and Mr. Pell exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change our operating strategies in ways that are not supported by stockholders other than the controlling stockholders.

We are not subject to certain listing standards that normally apply to companies whose shares are quoted on NASDAQ.

The Voting Agreement is intended, in part, to qualify the Company as a “Controlled Company” under Nasdaq Rule 5615(2), which permits the Company to utilize the controlled company exemption to the independent director requirements of Nasdaq Listing Rule 5605.  A Controlled Company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nomination committee comprised solely of independent directors, nor do the NASDAQ listing standards require a Controlled Company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A Controlled Company is also exempt from NASDAQ’s requirements regarding the determination of officer compensation by a majority of the independent directors or a compensation committee comprised solely of independent directors. Although we currently comply with certain of the NASDAQ listing standards that do not apply to Controlled Companies, our compliance is voluntary, and there can be no assurance that we will continue to comply with these standards in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease an 18,258 square-foot office, warehouse and manufacturing facility in Minnetonka, Minnesota for our corporate headquarters pursuant to a lease agreement with DCII-5400-5510 Feltl Road, LLC expiring in June 2019.  At the Minnetonka facility, we manufacture Macroplastique and warehouse and ship Urgent PC and Macroplastique.

We lease a 20,500 square-foot office, warehouse and manufacturing facility in Orangeburg, New York pursuant to a lease agreement with GHP Office Realty, LLC that expires in February 2019.  At the Orangeburg facility, we manufacture our advanced line of endoscopy-based medical products, including our flexible fiber and video endoscopes, for a variety of specialties and markets and industrial borescopes to a variety of users, primarily in the aircraft engine manufacturing and aircraft engine maintenance industries.

We lease an approximately 24,400 square foot office, warehouse and manufacturing facility in Westborough, Massachusetts, pursuant to a lease agreement with Glenborough Flanders Park, LLC that expires in December 2025. We manufacture our EndoSheath products at this location.

We own 9,774 square feet of office and warehouse space in Geleen, The Netherlands.  At this facility, we maintain our European headquarters and warehouse.

We believe that these facilities are suitable and adequate for our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material active legal actions.  However, from time to time, we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “CGNT.”

The following table sets forth the high and low closing sales prices for our common stock for the year ended December 31, 2016 and for each of our full quarterly periods within the Transition Period, as reported on the NASDAQ Capital Market.

Year ended December 31, 2016	Low	High
First Quarter	$0.95	$1.35
Second Quarter	$0.71	$1.14
Third Quarter	$0.96	$1.99
Fourth Quarter	$1.37	$2.99

Transition Period ended December 31, 2015	Low	High
April 1, 2015 – June 30, 2015	$1.42	$2.40
July 1, 2015 – September 30, 2015	$1.10	$1.72
October 1, 2015 – December 31, 2015	$1.10	$1.70

As of March 17, 2017, we had approximately 99 holders of record of our common stock.  Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.  We have never declared or paid cash dividends on our common stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides particular information regarding our equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	1,680,990	$3.54	1,377,130

(1)
Consists of options outstanding under the Cogentix Medical, Inc. 2015 Omnibus Incentive Plan, the Uroplasty 2006 Amended Stock and Incentive Plan, as amended, the Vision-Sciences, Inc. 2000 Plan, the Vision-Sciences, Inc. 2003 Director Option Plan, and the Vision-Sciences, Inc. 2007 Stock Incentive Plan

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Upon exercise of stock options or vesting of restricted stock, employees can request the Company to withhold shares to pay the resulting income tax withholdings of the employee.  These transactions constitute stock repurchases and are the only stock repurchases engaged in by the Company.  Information regarding the Company’s stock repurchases during the year ended December 31, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – March 31, 2016	-	-	-	-
April 1, 2016 – June 30, 2016	55,198	$1.04	-	-
July 1, 2016 – September 30, 2016	-	-	-	-
October 1, 2016 – December 31, 2016	-	-	-	-
Total	55,198	$1.04	-	-

ITEM 6.	SELECTED FINANCIAL DATA

Summary Statement of Operations Data (in thousands except per share data)

Not required to be disclosed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Presentation of Financial Results

On December 10, 2015, our board approved a change in our fiscal year from a fiscal year ending on March 31st of each year to a calendar year ending on December 31, effective as of December 31, 2015. This action created a transition period of April 1, 2015 through December 31, 2015 (the “Transition Period”), which includes the first nine months immediately after the Merger.  We are comparing our results of operations for the twelve-month calendar year ended December 31, 2016 and the nine-month Transition Period, unless otherwise indicated herein, and accordingly are not comparing results for a comparable period of time.

Overview

Cogentix Medical is a global medical device company.  We design, develop, manufacture and market innovative proprietary technologies primarily serving the urology and related markets.  The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation (“PTNS”) for the office-based treatment of overactive bladder (“OAB”).  The FDA-cleared PrimeSightTM Endoscopy Systems utilizing the EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy.  We also offer Macroplastique® a urethral bulking agent for the treatment of stress urinary incontinence.  Outside the U.S., the company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and the VOX® for vocal cord augmentation.

Results of Operations

Twelve-months ended December 31, 2016 compared to nine-month Transition Period ended December 31, 2015

Net Sales.  Consolidated net sales of $51,852,000 in the current period represented a $15,229,000 increase, or 41.6%, over net sales of $36,623,000 in the prior period.  The increase is primarily due to twelve months of consolidated net sales in the current reporting period, including $12,207,000 for the three months ended March 31, 2016, versus nine months in the Transition Period.  The remaining increase is due primarily to a $2,600,000 increase in PrimeSight revenue and a $760,000 increase in Urgent PC revenue.

Consolidated net sales for PrimeSight urology technology of $15,016,000 in the current period represented a $5,726,000 increase, or 61.6%, over net sales of $9,290,000 in the prior period.  The increase is primarily due to twelve months of consolidated net sales in the current reporting period, including $3,087,000 for the three months ended March 31, 2016, versus nine months in the Transition Period.  The remaining increase of $2,639,000 is from our Urology PrimeSight Products and is due to our sales force becoming more proficient in selling this technology as well the fact that our PrimeSight technology platform meets the needs of our medical customers for always ready, always sterile flexible endoscopy solutions. Our urology PrimeSight products have been clinically proven to reduce the risk of cross contamination associated with the reuse or reprocessing of difficult to clean conventional endoscopes and they also reduce the typical 45-minute reprocessing time to less than 10 minutes, allowing for greater patient throughput, increased physician productivity and ultimately economic benefit for our customers.

Consolidated net sales of our Urgent PC System of $21,237,000 in the current period represented a $5,865,000 increase, or 38.2%, over net sales of $15,372,000 in the prior period.  The increase is primarily due to twelve months of consolidated net sales in the current reporting period, including $5,107,000 for the three months ended March 31, 2016, versus nine months in the Transition Period.  Unit growth of 11% was partially offset by a 4% decline in average selling price.  Unit growth was due primarily to sales execution and increased penetration in existing accounts.  Our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.  The decrease in average selling price is primarily due to a new entrant into the market.

Consolidated net sales of our Macroplastique product of $7,387,000 in the current period represented a $1,816,000 increase, or 32.6%, over net sales of $5,571,000 in the prior period.  The increase is primarily due to twelve months of consolidated net sales in the current reporting period, including $1,854,000 for the three months ended March 31, 2016, versus nine months in the Transition Period.  Macroplastique serves a small market, and the focus of our sales force has been on growing our Urgent PC and endoscopy technology business.

Consolidated net sales of our non-urology products (Airway Management and Industrial Boroscopes) of $7,102,000 in the current period represented a $1,537,000 increase, or 27.6%, over net sales of $5,565,000 in the prior period.  The increase is primarily due to twelve months of consolidated net sales in the current reporting period, including $1,873,000 for the three months ended March 31, 2016, versus nine months in the Transition Period.

Consolidated net sales to customers in the U.S. of $39,513,000 in the current period represented an increase of $11,944,000, or 43.3%, over net sales of $27,569,000 in the prior period. The increase is primarily due to twelve months of consolidated net sales in the current reporting period, including $8,918,000 for the three months ended March 31, 2016, versus nine months in the Transition Period.

Consolidated net sales to customers outside the U.S. of $12,339,000 in the current period represented an increase of $3,285,000, or 36.3%, over net sales of $9,054,000 in the prior period.  The increase is primarily due to twelve months of consolidated net sales in the current reporting period, including $3,289,000 for the three months ended March 31, 2016, versus nine months in the Transition Period.

Gross Profit:  Gross profit was $35,603,000 (68.7% of net sales) in the current period versus $24,102,000 (65.8% of net sales) in the prior period. The increase in gross profit is primarily due to twelve months of gross profit in the current reporting period, including $8,405,000 (68.9% of net sales) for the three months ended March 31, 2016, versus nine months in the Transition Period.  The increase in the gross profit percentage is attributed primarily to product mix and better utilization of manufacturing overhead, as well as the expiration of an unprofitable Stryker Corporation distribution arrangement for ureteroscopes that was not renewed at the end of calendar 2015.

General and Administrative Expenses (“G&A”):  G&A expenses of $6,778,000 in the current period increased $1,247,000 from $5,531,000 in the prior period.  The increase is primarily due to twelve months of G&A expenses in the current reporting period, including $1,662,000 for the three months ended March 31, 2016, versus nine months in the Transition Period. For the last three quarters of the 2016, G&A decreased $415,000.  The decrease in expenses is primarily due to lower share based compensation, personnel, insurance, accounting, and consulting costs.

Research and Development Expenses (“R&D”): R&D expenses of $4,702,000 in the current period increased $1,533,000 from $3,169,000 in the prior period.  The increase is primarily due to twelve months of R&D expenses in the current reporting period, including $937,000 for the three months ended March 31, 2016, versus nine months in the Transition Period. For the last three quarters of 2016, R&D expenses increased $596,000.  The increase is attributed primarily to increased spend on R&D projects and regulatory expenses offset partially by lower personnel and clinical studies costs.

Selling and Marketing Expenses (“S&M”):  S&M expenses of $21,313,000 in the current period increased $2,829,000 from $18,484,000 in the prior period.  The increase is primarily due to twelve months of S&M expenses in the current reporting period, including $5,636,000 for the three months ended March 31, 2016, versus nine months in the Transition Period. For the last three quarters of 2016, S&M expenses decreased $2,806,000.  The decrease is attributed primarily to decreased spend on personnel costs, the moratorium placed on the medical device excise tax, lower consulting costs and reduced marketing spend.

Amortization of Intangibles: Amortization of intangibles was $2,363,000 in the current period compared to $1,903,000 in the prior period.  The increase is primarily due to twelve months of amortization expense in the current reporting period, including $591,000 for the three months ended March 31, 2016, versus nine months in the Transition Period. The increase is due to the establishment of $13,660,000 of identifiable intangible assets on March 31, 2015, as part of the allocation of purchase accounting in the Merger.  These identifiable intangible assets are being amortized over a weighted average life of approximately 4 years.

One-Time-Costs - Proxy Settlement Costs:  On May 23, 2016, the Company and all of the then-current members of the Board of Directors of the Company, including Director Mr. Lewis Pell who had been independently soliciting proxies to support his proposals for the Company’s 2016 Annual Meeting of Stockholders originally scheduled for May 20, 2016 and adjourned for May 24, 2016, entered into an agreement to settle the pending proxy contest between the Company and Mr. Pell and related litigation in connection with the Annual Meeting (the “Settlement”).  For the twelve months ended December 31, 2016, the Company incurred $2,258,000 of costs related to the Settlement, including $758,000 of professional fees (primarily legal) and $1,500,000 of severance costs for the Company’s former CEO.  There were no similar costs in the prior period.

One-Time Costs - Merger Related Costs:  Merger related costs totaled $950,000 in the nine months ended December 31, 2015.  There were no similar costs in the current period.  Merger related costs include severance and retention, consulting and professional fees.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other expense was $20,139,000 in the current period compared to net other expense of $1,054,000 in the prior period.  Other expense increased primarily as the Company recorded non-cash debt conversion expense of $18,841,000 million as a result of the conversion of $29.5 million (face value) of convertible debt – related party and accrued interest into equity.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (functional currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries.  We recorded foreign currency exchange losses of $26,000 in the current period.

Income Tax Expense:  We recorded income tax expense of $145,000 in the current period.  Income tax expense is attributed to our foreign subsidiaries and to the payment of minimum state taxes in the U.S.  We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.  Our actual income tax expense differs from the statutory federal income tax benefit largely due to the recording of valuation allowances in both periods presented.

Non-GAAP Financial Measures

The following tables reconcile our operating loss calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) to non-GAAP financial measures that exclude non-cash charges for share-based compensation, and depreciation and amortization from gross profit, operating expenses and operating loss.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

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

		Expense Adjustments
	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Disposal of Assets	Amortization of Intangibles	Non-GAAP
Twelve-months ended December 31, 2016
Gross Profit	$35,603,000	$33,000	$-	$176,000	$-	$-	$35,812,000
% of Net sales	68.7%						69.1%
Operating Expenses:
General & administrative	6,778,000	(585,000)	74,000	(201,000)	(6,000)	-	6,060,000
Research and development	4,702,000	(24,000)	-	(2,000)	-	-	4,676,000
Selling and marketing	21,313,000	(106,000)	-	(394,000)	-	-	20,813,000
Amortization	2,363,000	-	-	-	-	(2,363,000)	-
One-time costs	2,258,000	-	-	-	-	-	2,258,000
	37,414,000	(715,000)	74,000	(597,000)	(6,000)	(2,363,000)	33,807,000

Operating income (loss)	$(1,811,000)	$748,000	$(74,000)	$773,000	$6,000	$2,363,000	$2,005,000
One-time costs	2,258,000						2,258,000
Operating income							$4,263,000

		Expense Adjustments
	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Disposal of Assets	Amortization of Intangibles	Non-GAAP
Nine-months ended December 31, 2015
Gross Profit	$24,103,000	$25,000	$-	$180,000	$-	$-	$24,308,000
% of Net sales	65.8%						66.4%
Operating Expenses:
General & administrative	5,531,000	(679,000)	78,000	(166,000)	-	-	4,764,000
Research and development	3,169,000	(55,000)	-	(10,000)	-	-	3,104,000
Selling and marketing	18,484,000	(220,000)	-	(311,000)	4,000	-	17,957,000
Amortization	1,903,000	-	-	-	-	(1,903,000)	-
Merger related costs	950,000	-	-	-	-	-	950,000
	30,037,000	(954,000)	78,000	(487,000)	4,000	(1,903,000)	26,775,000

Operating loss	$(5,934,000)	$979,000	$(78,000)	$667,000	$(4,000)	$1,903,000	$(2,467,000)
Merger related costs	950,000						950,000
Operating loss							$(1,517,000)

Liquidity and Capital Resources

 Cash Flows

At December 31, 2016, our cash and cash equivalents balances totaled $9,370,000.  In addition, we have short and long term investments totaling $18,917,000. Our net working capital as of December 31, 2016, totaled approximately $28,611,000.

For the twelve months ended December 31, 2016, cash provided by operating activities was $3,300,000, compared to cash used in operating activities of $5,855,000 during the nine-month Transition Period ended December 31, 2015.  For the twelve months ended December 31, 2016, we incurred a net loss of $22,095,000.  Significant non-cash expenses incurred in this period include debt conversion expense of $18,841,000, depreciation and amortization expense of $3,136,000, share based compensation of $748,000 and amortization of debt discount of $941,000.  Working capital changes that provided cash include lower accounts receivables of $1,360,000 and higher accrued compensation of $1,609,000, while cash was used as a result of inventories increasing by $2,655,000.   For the nine-month Transition Period ended December 31, 2015, we incurred a net loss of $7,027,000 and an operating loss of $5,934,000.  Excluding non-cash charges for depreciation, amortization of intangibles and equity compensation, our operating loss for this period total $2,500,000.  Working capital changes in the nine-month Transition Period totaled $3,800,000, primarily due to higher accounts receivables and lower accounts payables and accrued liabilities.  The nine-month Transition Period ended December 31, 2015 net loss includes nonrecurring cash expenses of $1.0 million attributed to integration costs primarily for legal, accounting and other fees associated with our merger.

 During the twelve months ended December 31, 2016, we used cash in investing activities of $18,946,000 for the purchase of available-for-sale securities and $355,000 for the purchase of property, plant, and equipment.  During the nine-month Transition Period, we used $1,411,000 of net cash for the purchase of property, plant, and equipment.

During the twelve months ended December 31, 2016, we generated net proceeds from financing activities of $23,429,000 from the issuance of 16,129,033 shares of our common stock at a price per share of $1.55, net of related expenses, in conjunction with the closing of the Purchase Agreement described in Part 1, Item 1 in the section entitled “Accelmed Investment and Pell Debt Conversion”.

Sources of Liquidity

In addition to our cash and investments, we have a $7.0 million secured revolving credit facility (“Facility”), subject to eligible accounts receivable and inventory.  We may obtain additional debt and/or equity financing during 2017.

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

Convertible Debt – Related Party

As of December 31, 2015, we had related party convertible debt with a recorded value of $23,337,000 and a face value of $28,490,000 plus accrued interest.  As a condition to the closing of the Purchase Agreement described in Part I, Item 1 in the section entitled “Accelmed Investment and Pell Debt Conversion”, during the twelve months ended December 31, 2016, we converted all of the outstanding principal amount and accrued interest on the convertible debt – related party into shares of common stock at a price of $1.67.  This conversion was approved by the Company’s shareholders on November 3, 2016.  The conversion of the convertible debt – related party was negotiated to be converted at a conversion rate that was significantly lower than the original conversion rates.  The transaction was accounted for as an induced conversion and resulted in non-cash debt conversion expense of approximately $18,841,000 for the year ended December 31, 2016.

Commitments and Contingencies

Future payments under our contractual obligations as of December 31, 2016are summarized below:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

Operating lease commitments	2,713,000	698,000	991,000	315,000	709,000

Operating lease commitments include a long-term lease with Liberty Property Limited Partnership for an 18,258 square-foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota.  The lease, which had an original expiration date in April 2014, was amended in January 2014.  The amended lease began on May 1, 2014, has a term of 62 months and requires average annual minimum rent payments of approximately $154,000.  We lease a 20,500 square-foot office, warehouse and manufacturing facility in Orangeburg, New York pursuant to a lease agreement with GHP Office Realty, LLC.  The lease, as amended, has an expiration date of February 2019.  The lease requires average annual minimum rent payments of approximately $349,000.  On April 2, 2015, we leased approximately 24,400 square feet in Westborough, Massachusetts pursuant to a lease agreement with Glenborough Flanders Park, LLC expiring in December 2025.  The lease requires average annual minimum rent payments of approximately $134,000.

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

The following table presents the sensitivity of our funded status as of December 31, 2016, and expected 2017 pension expense to the following changes in key assumptions:

	Increase/(Decrease) Funded Status at December 31, 2016	Increase/(Decrease) 2017 Pension Expense
Assumption:
Increase in discount rate by 1 percentage point	$169,000	$(43,000)
Decrease in discount rate by 1 percentage point	(221,000)	54,000

Increase in estimated return on assets by 1 percentage point	n/a	(6,000)
Decrease in estimated return on assets by 1 percentage point	n/a	6,000

Increase in inflation rate by 1 percentage point	(162,000)	36,000
Decrease in inflation rate by 1 percentage point	142,000	(31,000)

Increase in compensation by 1 percentage point	(45,000)	6,000
Decrease in compensation by 1 percentage point	-	-

Regarding The Netherlands defined benefit pension plan, the market value of the assets is determined as the discounted stream of guaranteed benefit payments.  Given the valuation method of the assets, the expected long-term rate of return on assets equals the discount rate.  As such The Netherlands defined benefit pension plan is not included in the sensitivity analysis for the estimated return on assets, because the sensitivity on the estimated return on assets is implicitly already included in the sensitivity analysis for the discount rate.

Critical Accounting Policies

For a complete description of our critical accounting policies, see Note 1 to the Consolidated Financial Statements in Item 8 of this report. We prepare our consolidated financial statements in accordance with U.S. GAAP, which require us to make estimates and assumptions in certain circumstances that affect amounts reported.  In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality.  We believe that of our significant accounting policies, the following can be characterized as “critical accounting policies” and are particularly important to the portrayal of our results of operations and financial position.  These critical policies may require the application of a higher level of judgment by us, and as a result are subject to an inherent degree of uncertainty.

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

Accounts Receivable

We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due.  If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer.  Accounts outstanding longer than the contractual payment terms are considered past due.  We carry our accounts receivable at the original invoice amount less an estimated allowance for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience.  We write off our accounts receivable when we deem them uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations.

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

Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  As of December 31, 2016, we have generated approximately $118.5 million in U.S. net operating loss (“NOL”) carry forwards that we cannot use to offset taxable income in foreign jurisdictions.  We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset.  We have established a valuation allowance for U.S. deferred tax assets due to the uncertainty that we will generate enough income in that taxing jurisdictions to utilize the assets.

In addition, future utilization of NOL carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. This section generally relates to a 50 percent change in ownership of a company over a three-year period. Of the $118.5M of NOLs for U.S. income tax purposes, $88.2M are expected to expire unutilized.

We refer you to Note 8 to the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this report for further discussion.

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  The Company adopted this standard in conjunction with obtaining its new loan facility. There was no impact of the retrospective adoption to prior periods.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).”  Under the current guidance (i.e., ASC 330-10-352 before the ASU), an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor).  The new guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM).  The amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company adopted this standard and it had no impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early-adopt ASU No. 2015-17 during the fourth quarter of fiscal year 2015 and retrospectively applied the presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted.

In January 2017, the FASB, issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. The standard is effective for us beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our results of operations and financial position.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU is in response to diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and provides guidance on eight specific cash flow classification issues.  It will be effective for reporting periods beginning after December 15, 2017, and interim periods within that reporting period.  Early adoption is permitted, including adoption in an interim period.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. The Company believes the most significant impact of the adoption of ASU 2016-09 to the Company’s consolidated financial statements will be to recognize certain tax benefits or tax shortfalls upon a restricted-stock award or unit vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statement of operations instead of to consolidated stockholders’ equity.  ASU 2016-09 is effective beginning in the first quarter of 2017 with early adoption permitted. The Company plans to adopt ASU 2016-09 during the first quarter of 2017. The Company is still evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, “Leases”, under which lessees will recognize most leases on-balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. While the Company is still evaluating the timing and impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption could result in an increase in the assets and liabilities recorded on its consolidated balance sheet

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805).”  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Under the new guidance, the acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  On the face of the income statement or in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods needs to be reflected as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in ASU No. 2016-16 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as amended by ASU 2015-14, “Deferral of Effective Date, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The provisions can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has completed the initial assessment and is currently in the process of determining the impact that this ASU will have on the consolidated financial statements and its method of adoption.  We plan to adopt this ASU effective January 1, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes to our consolidated financial statements are contained immediately after the signature page to this report beginning on page F-1, and are incorporated herein by references.  Our financial statement schedule is contained in Part IV, Item 15 of this report, and is incorporated herein by reference.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our President and CEO (principal executive officer) and our Senior Vice President and CFO (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, each of our CEO (principal executive officer) and CFO (our principal financial officer) concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with GAAP.

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

Under the supervision and with the participation of our management, including principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based upon the framework in “2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by our management, with the participation of principal executive officer, principal financial officer and principal accounting officer, pursuant to Rules 13a-15(d) and 15d-15(d) promulgated under the Exchange Act, our management (including such officers) have concluded that there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred since September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This information contained under the headings “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm,” “—Audit, Audit-Related, Tax and Other Fees,” and “—Pre-Approval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedule:

 Schedule I – Valuation and Qualifying Accounts

	Balance at beginning of fiscal year	Additions charged to expenses	Written off, less recoveries	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for doubtful accounts
Twelve months ended December 31, 2016	$27,000	$21,000	$(14,000)	$-	$34,000
Nine-month transition period ended December 31, 2015	$18,000	$66,000	$(57,000)	$-	$27,000

	Balance at beginning of fiscal year	Additions charged against revenues	Returns written off	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for sales returns
Twelve months ended December 31, 2016	$41,000	$9,000	$(1,000)	$-	$49,000
Nine-month transition period ended December 31, 2015	$15,000	$26,000	$-	$-	$41,000

3.	Exhibits

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

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2017	COGENTIX MEDICAL, INC.

	By	/s/ Darin Hammers
Darin Hammers
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ Darin Hammers	President and Chief Executive Officer, (Principal Executive Officer)	March 30, 2017
Darin Hammers

/s/ Brett Reynolds	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2017
Brett Reynolds

/s/ Uri Geiger	Chairman of the Board of Directors	March 30, 2017
Uri Geiger

/s/ Nachum Shamir	Director	March 30, 2017
Nachum Shamir

/s/ James A. D’Orta	Director	March 30, 2017
James A. D’Orta

/s/ Cheryl Pegus	Director	March 30, 2017
Cheryl Pegus

/s/ Lewis C. Pell	Director	March 30, 2017
Lewis C. Pell

/s/ Kenneth S. Samet	Director	March 30, 2017
Kenneth S. Samet

/s/ Howard I. Zauberman	Director	March 30, 2017
Howard I. Zauberman

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cogentix Medical, Inc.

We have audited the accompanying consolidated balance sheets of Cogentix Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2016 and the nine months ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cogentix Medical, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and the nine months ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 30, 2017

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,369,624	$1,976,594
Short-term investments	13,573,057	-
Accounts receivable, net	6,770,838	8,191,391
Inventories	7,235,043	4,584,844
Other	571,527	834,076
Total current assets	37,520,089	15,586,905

Property, plant, and equipment, net	2,115,316	2,554,822
Goodwill	18,749,888	18,749,888
Other intangibles, net	9,482,578	11,846,009
Long-term investments	5,344,004	-
Deferred tax assets and other	163,427	269,121
Total assets	$73,375,302	$49,006,745

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,689,035	$2,209,473
Income taxes payable	113,191	20,866
Accrued liabilities:
Compensation	4,670,640	3,281,809
Deferred revenue	597,524	307,936
Other	838,272	641,561

Total current liabilities	8,908,662	6,461,645

Convertible debt – related party, net	-	23,336,854
Interest payable	-	757,615
Accrued pension liability	308,918	663,071
Deferred rent	639,019	671,088
Other	278,780	157,453

Total liabilities	10,135,379	32,047,726

Commitments and contingencies
Shareholders’ equity:
Common stock $.01 par value; 100,000,000 shares authorized, 60,436,548 and 26,057,327 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	604,368	260,574
Additional paid-in capital	144,430,381	76,485,650
Accumulated deficit	(81,005,654)	(58,910,707)
Accumulated other comprehensive loss	(789,172)	(876,498)

Total shareholders’ equity	63,239,923	16,959,019

Total liabilities and shareholders’ equity	$73,375,302	$49,006,745

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31	Nine Months Ended December 31
	2016	2015

Net sales	$51,851,159	$36,622,355
Cost of goods sold	16,248,111	12,519,443

Gross profit	35,603,048	24,102,912

Operating expenses
General and administrative	6,778,010	5,530,909
Research and development	4,701,539	3,168,753
Selling and marketing	21,313,364	18,484,063
One-time costs	2,257,654	950,469
Amortization of intangibles	2,363,432	1,902,573
	37,413,999	30,036,767

Operating loss	(1,810,951)	(5,933,855)

Other income (expense)
Interest income	25,455	3,337
Interest expense	(1,298,253)	(1,071,441)
Debt conversion expense	(18,841,407)	-
Foreign currency exchange gain (loss)	(25,022)	14,313
	(20,139,227)	(1,053,791)

Loss before income taxes	(21,950,178)	(6,987,646)

Income tax expense	144,769	39,832

Net loss	$(22,094,947)	$(7,027,478)

Basic and diluted net loss per common share	$(0.71)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	30,903,035	25,377,955

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Twelve Months Ended December 31	Nine Months Ended December 31
	2016	2015

Net loss	$(22,094,947)	$(7,027,478)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(111,515)	(16,449)
Unrealized loss on available-for-sale investments	(21,349)	-
Pension adjustments	220,190	296,216

Total other comprehensive income, net of tax	87,326	279,767

Comprehensive loss	$(22,007,621)	$(6,747,711)

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2015	25,676,212	$256,763	$75,530,641	$(51,883,229)	$(1,156,265)	$22,747,910

Share-based compensation expense	491,522	4,915	974,037	-	-	978,952

Restricted stock exchanged for taxes	(110,407)	(1,104)	(19,028)	-	-	(20,132)

Comprehensive loss	-	-	-	(7,027,478)	279,767	(6,747,711)

Balance at December 31, 2015	26,057,327	260,574	76,485,650	(58,910,707)	(876,498)	16,959,019

Share-based compensation expense	629,994	6,300	741,819	-	-	748,119

Restricted stock exchanged for taxes	(68,229)	(682)	(56,661)	-	-	(57,343)

Conversion of related party debt and accrued interest	17,688,423	176,885	43,991,964	-	-	44,168,849

Issuance of common stock, net of expenses	16,129,033	161,291	23,267,609	-	-	23,428,900

Comprehensive loss	-	-	-	(22,094,947)	87,326	(22,007,621)

Balance at December 31, 2016	60,436,548	$604,368	$144,430,381	$(81,005,654)	$(789,172)	$63,239,923

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months ended December 31,	Nine Months ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(22,094,947)	$(7,027,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,136,109	2,569,636
Debt conversion expense	18,841,407	-
Loss on disposal of equipment	5,640	4,859
Amortization of premium on marketable securities	8,003	-
Share-based compensation expense	748,119	978,952
Amortization of discount on related party debt	940,923	807,356
Long term incentive plan	(74,404)	(78,188)
Deferred tax benefit	57,536	65,799
Deferred rent	3,777	636,615
Restricted stock exchanged for taxes	(57,343)	(20,132)
Changes in operating assets and liabilities, net of merger:
Accounts receivable	1,359,056	(1,663,510)
Inventories	(2,655,221)	246,273
Other current assets	253,553	696,742
Accounts payable	484,237	(1,759,500)
Interest payable	292,049	233,873
Accrued compensation	1,609,281	(4,579)
Accrued liabilities, other	270,612	(1,666,431)
Accrued pension liability	(116,395)	(29,940)
Deferred revenue	288,329	154,684
Net cash provided by (used in) operating activities	3,300,321	(5,854,969)

Cash flows from investing activities:
Purchases of available-for-sale securities	(18,945,717)	-
Purchases of property, plant and equipment	(355,145)	(1,411,042)
Net cash used in investing activities	(19,300,862)	(1,411,042)

Cash flows from financing activities:
Proceeds from sale of common stock, net	23,428,900	-
Net cash provided by financing activities	23,428,900	-

Effect of exchange rates on cash and cash equivalents	(35,329)	(19,298)

Net increase (decrease) in cash and cash equivalents	7,393,030	(7,285,309)

Cash and cash equivalents at beginning of period	1,976,594	9,261,903

Cash and cash equivalents at end of period	$9,369,624	$1,976,594

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$42,957	$39,832
Cash paid during the period for interest	$62,418	$30,213

Non-cash debt and interest converted to equity	$25,327,441	$-

 See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2016 and the nine-month Transition Period ended December 31, 2015

Note 1: Summary of Significant Accounting Policies

Nature of Business.

Cogentix Medical, Inc., headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company. We design, develop, manufacture and market innovative proprietary technologies serving the urology, urogynecology, gynecology, ENT (ear, nose and throat) and gastrointestinal markets. The Urgent® PC Neuromodulation System delivers percutaneous tibial nerve stimulation (PTNS) which has FDA clearance for the office-based treatment of overactive bladder (OAB) and has regulatory approvals for the treatment of OAB and fecal incontinence (FI) in various international markets. The FDA-cleared and CE marked PrimeSight Endoscopy Systems and EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy. The Company also offers Macroplastique®, a urethral bulking agent for the treatment of stress urinary incontinence. Outside the U.S., the Company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation and vesicourethral reflux.

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

Change in Fiscal Year.

On December 10, 2015, the Board of Directors of the Company determined that, in accordance with its bylaws and upon recommendation of the Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year starting on January 1, 2016. The required transition period of April 1, 2015 to December 31, 2015 is included in this Form 10K Report.

Change in Control.

A change in control of the Company occurred on November 3, 2016 as a result of the conversion of the Company’s convertible debt – related party into equity (see Note 3) and the issuance of common shares to Accelmed Growth Partners (see Note 4).  The convertible debt – related party was owed to Lewis Pell, a member of our board of directors.  As a result of the transactions described above, Mr. Pell and Accelmed owned or controlled approximately 33% and 27%, respectively, of the outstanding common stock of the Company immediately subsequent to these transactions being consummated.  Accelmed and Mr. Pell entered into a voting agreement pursuant to which Mr. Pell and Accelmed have agreed to vote their shares of the Company’s common stock for the other party’s nominees to the board of directors.  Further, the securities purchase agreement with Accelmed provides it with numerous protective provisions, including prohibiting the Company, without the prior approval of the Accelmed directors, from engaging in any merger, consolidation, transfer or conversion involving the Company, incurring any new indebtedness in excess of $10,000,000, and changing the size of the Board of Directors.

The Company has elected not to apply pushdown accounting adjustments to the Company’s consolidated financial statements related to the change in control as allowed by Accounting Standards Update No. 2014-17.

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

We recognize revenue when title passes to the customer, generally upon shipment of our products F.O.B. shipping point. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract.  We review our service contracts to determine if multiple element arrangements exist. A multiple element arrangement includes the sale of endoscopes and service contracts. We allocate revenue to all elements based on their stand-alone selling prices by applying the relative stand-alone selling price methodology. Revenue allocated to the endoscopes in these arrangements is recognized upon shipment. Service contract revenue is deferred and represents the allocated selling price of any deliverables of the arrangement for which the customer has provided consideration, but the revenue recognition requirements have not been satisfied.

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

Use of Estimates.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Our significant accounting policies and estimates include revenue recognition, short- and long-term investments, accounts receivable, valuation of inventory, foreign currency translation/transactions, purchase price allocations on acquisition, the determination of recoverability of long-lived assets and liabilities and intangible assets, share-based compensation, defined benefit pension plans, and income taxes.

Advertising Expenses.

Advertising costs are expensed as incurred.  Such costs incurred were approximately $363,000 in the twelve months ended December 31, 2016, and $383,000 in the nine-month transition period ended December 31, 2015, respectively.

Research and Development Expenses.

Costs of research, new product development, and product redesign are charged to expense as incurred.

Share-Based Compensation.

We account for share-based compensation costs under ASC 718, “Compensation – Stock Compensation”.  ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options and restricted shares, in our consolidated financial statements.  We measure that cost based on the fair value of the equity or liability instruments issued.

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

The following table shows our cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2016 (in thousands):

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash	$3,774	$-	$-	$3,774	$3,774	$-	$-

Level 1:
Money market funds	3,198	-	-	3,198	3,198	-	-
Subtotal	3,198	-	-	3,198	3,198	-	-

Level 2:
Certificates of deposit	2,159	2	-	2,161	-	719	1,442
Commercial paper	5,985	-	(4)	5,981	2,398	3,583	-
Corporate notes/bonds	9,689	-	(14)	9,675	-	7,274	2,401
U.S. government agencies	3,503	-	(5)	3,498	-	1,997	1,501
Subtotal	21,336	2	(23)	21,315	2,398	13,573	5,344

Total	$28,308	$2	$(23)	$28,287	$9,370	$13,573	$5,344

Cash, Cash Equivalents and Marketable Securities.

We consider all cash on-hand and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  We classify marketable securities having original maturities of more than three months when purchased and remaining maturities of one year or less as short-term investments and marketable securities with remaining maturities of more than one year as long-term investments.  We further classify marketable securities as available-for-sale.  We have not designated any of our marketable securities as trading securities or as held to maturity.

Cash and cash equivalents include highly liquid money market funds and debt securities with original maturities of three months or less totaling $9.4 million and $2.0 million at December 31, 2016 and 2015, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled $507,000 at December 31, 2016 and 2015.

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

Accounts outstanding longer than the contractual payment term, are considered past due.  We carry our accounts receivable at the original invoice amount less an estimated allowance for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $34,000 and $27,000 at December 31, 2016 and 2015, respectively.

Inventories.

We state inventories at the lower of cost or market using the first-in, first-out method.  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Inventories consist of approximately the following:

	12/31/16	12/31/15

Raw materials	$4,483,000	$2,385,000
Work-in-process	462,000	793,000
Finished goods	2,290,000	1,407,000

	$7,235,000	$4,585,000

Property, Plant and Equipment.

We carry property, plant and equipment, including leasehold improvements, at cost, less accumulated depreciation or fair value if acquired in a business combination, which consists of approximately the following balances:

	12/31/16	12/31/15

Land	$129,000	$133,000
Building	588,000	610,000
Leasehold improvements	1,240,000	1,222,000
Internal use software	821,000	782,000
Equipment	3,203,000	3,042,000

	$5,981,000	$5,789,000
Less accumulated depreciation and amortization	(3,866,000)	(3,234,000)

	$2,115,000	$2,555,000

We provide for depreciation using the straight-line method over useful lives of three to seven years for equipment and 40 years for the building.  Certain products used as sales demonstration and service loaner equipment are transferred from inventory to machinery and equipment and are depreciated over 3 years.  We charge maintenance and repairs to expense as incurred.  We capitalize improvements and amortize them over the shorter of their estimated useful service lives or the remaining lease term. We recognized depreciation and amortization expense of approximately $778,000 in the twelve months ended December 31, 2016, and $672,000 in the nine-month transition period ended December 31, 2015, respectively.

Goodwill.

Goodwill results from the Merger and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually as of November 30 or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. If the Company performs the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples are also used to corroborate the results of the discounted cash flow models.  In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of the potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value.

There was no goodwill impairment loss for the year ended December 31, 2016 and the period ended December 31, 2015.

Impairment of Long-Lived Assets.

Long-lived assets consist of property, plant and equipment and finite lived intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that we may not recover the carrying amount of an asset.  We measure recoverability of assets held and used from a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to generate by the asset.  If we consider such assets impaired, we measure the impairment recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges for the year ended December 31, 2016 and the period ended December 31, 2015.

Product Warranty.

We warrant our products to be free from defects in material and workmanship under normal use and service for a period of twelve months after the date of sale.  Under the terms of these warranties, we repair or replace products we deem defective due to material or workmanship.

The following table summarizes approximate changes in our warranty reserve:

	12/31/16	12/31/15

Warranty reserve at beginning of period	$146,000	$146,000
Warranties accrued during the period	77,000	50,000
Warranties settled during the period	(96,000)	(50,000)

Warranty reserve at end of period	$127,000	$146,000

Other Current Liabilities.

Other current liabilities consist of approximately the following:

	12/31/16	12/31/15

Sales tax and VAT payable	$328,000	$243,000
Accrued legal and accounting fees	101,000	70,000
Other accrued expenses	409,000	329,000

	$838,000	$642,000

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

We recognize foreign currency transaction gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (functional currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem any portion of them to be long-term.  We recognized foreign currency transaction gains (losses) of approximately $26,000 in the twelve months ended December 31, 2016 and $(14,000) in the nine-month transition period ended December 31, 2015, respectively.

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

Basic and Diluted Net Loss per Share.

We calculate basic net loss per common share by dividing net loss by the weighted-average common shares outstanding, excluding outstanding shares contingently subject to forfeiture.  For calculating diluted net loss per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we have had net losses, the following options and warrants outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of exercise prices
Period ended:
Twelve months December 31, 2016	2,674,000	$0.88 - $24.40
Nine-months December 31, 2015	3,637,000	$1.64 - $24.40

Recently Adopted Accounting Pronouncements.

In 2015, the FASB issued ASU. No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  The Company adopted this standard in conjunction with obtaining its new loan facility. There was no impact of the retrospective adoption to prior periods.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).”  Under the current guidance (i.e., ASC 330-10-352 before the ASU), an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor).  The new guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM).  The amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company adopted this standard and it had no impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early-adopt ASU No. 2015-17 during the fourth quarter of fiscal year 2015 and retrospectively applied the presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted.

In January 2017, the FASB, issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. The standard is effective for us beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our results of operations and financial position.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU is in response to diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and provides guidance on eight specific cash flow classification issues.  It will be effective for reporting periods beginning after December 15, 2017, and interim periods within that reporting period.  Early adoption is permitted, including adoption in an interim period.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. The Company believes the most significant impact of the adoption of ASU 2016-09 to the Company’s consolidated financial statements will be to recognize certain tax benefits or tax shortfalls upon a restricted-stock award or unit vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statements of operations instead of to consolidated shareholders’ equity.  ASU 2016-09 is effective beginning in the first quarter of 2017 with early adoption permitted. The Company plans to adopt ASU 2016-09 during the first quarter of 2017. The Company is still evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, “Leases”, under which lessees will recognize most leases on-balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. While the Company is still evaluating the timing and impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption could result in an increase in the assets and liabilities recorded on its consolidated balance sheets.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805).”  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Under the new guidance, the acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  On the face of the income statement or in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods needs to be reflected as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in ASU No. 2015-16 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as amended by ASU 2015-14, “Deferral of Effective Date”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The provisions can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has completed the initial assessment and is currently in the process of determining the impact that this ASU will have on the consolidated financial statements and its method of adoption. We plan to adopt this ASU effective January 1, 2018.

Note 2.  Goodwill and Other Intangible Assets

Goodwill.

As described in the section entitled “Merger of Uroplasty and Vision-Sciences to Create Cogentix”, on March 31, 2015, for accounting purposes, UPI was deemed to have acquired VSCI for a purchase price of $16.5 million, and as a result, the Company recognized approximately $18.8 million in goodwill.

Other Intangible Assets.

Other intangible assets consisted of approximately the following at reporting dates presented below:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization period
Developed technology	$6,200,000	$1,550,000	5.25	$6,200,000	$664,000	6.25
Patents & trademarks	5,653,000	5,616,000	8.25	5,653,000	5,586,000	9.25
Trademarks and trade names	190,000	75,000	8.25	190,000	67,000	9.25
Customer relationships	7,270,000	2,590,000	3.25	7,270,000	1,150,000	4.25
	19,313,000	$9,831,000		19,313,000	$7,467,000
Accumulated amortization	9,831,000			7,467,000

Net book value of amortizable intangible assets	$9,482,000		4.23	$11,846,000		5.23

Amortization costs were approximately $2,363,000 in the year ended December 31, 2016 and $1,903,000 in the nine-month transition period ended December 31, 2015.

Estimated amortization expense for all intangible assets for the five years subsequent to December 31, 2016 is as follows:

Year ending December 31,
2017	$2,353,000
2018	2,347,000
2019	2,341,000
2020	1,254,000
2021	894,000
Thereafter	293,000

Note 3.  Convertible Debt – Related Party

As of December 31, 2015, the Company had convertible debt – related party payable to Mr. Lewis Pell, one of the Company’s directors.  In November 2016, the Company converted the outstanding principal amount (face value of $28,490,000) and accrued interest (approximately $1,000,000) payable under the convertible debt – related party into 17,688,423 shares of our common stock representing a conversion price of $1.67 per share.  This conversion was approved by the Company’s stockholders on November 3, 2016.  The conversion of the convertible debt – related party was negotiated to be converted at a conversion rate that was significantly lower than the original conversion rates.  The transaction was accounted for as an induced conversion and resulted in non-cash debt conversion expense of approximately $18,841,000 for the year ended December 31, 2016.

The following table is a summary of convertible debt – related party as of December 31, 2015:

	Gross Principal Amount	Unamortized Debt Discount	Net Amount

Note Payable A	$20,000,000	$(3,639,000)	$16,361,000

Note Payable B	3,500,000	(562,000)	2,938,000

Note Payable C	4,990,000	(952,000)	4,038,000
	$28,490,000	$(5,153,000)	$23,337,000

•	Note Payable A accrued annual interest at the rate of 0.84%.

•	Note Payable B accrued annual interest at the rate of 1.66%.

•	Note Payable C accrued annual interest at the rate of 1.91%.

At December 31, 2015, we had an aggregate amount of approximately $758,000 in accrued interest under the convertible notes payable, which is included in interest payable on our consolidated balance sheet. At the time of the conversion of the notes, accrued interest was approximately $1,000,000.

Under purchase accounting for the Merger, the convertible promissory notes were recorded at fair value, resulting in a discount from their face value of $5,960,000. The discount was being amortized over the remaining term based on the effective interest rate method with an imputed interest rate of 4.72%, until the debt was converted.

Note 4.  Shareholders’ Equity

Securities Purchase Agreement

On November 3, 2016, we issued 16,129,033 shares of our common stock at $1.55 per share, for aggregate gross proceeds of $25.0 million, to Accelmed Growth Partners, L.P. (“Accelmed”).  This issuance of these shares was approved by our stockholders on November 3, 2016.  Net proceeds totaled approximately $23,429,000 after deduction of $1,571,000 of expenses related to the issuance.

Share-based Compensation.

At December 31, 2016, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control (as defined in the 2015 Plan) and the Company is not the surviving entity, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately if they are not assumed or replaced with equivalent grants.  If the Company is the surviving entity, there is no accelerated vesting of equity grants solely upon a change in control.  In 2016, the Company experienced a change in control for which it was the surviving entity.  Outstanding grants will vest if a participant’s employment or other service with the Company is terminated, without cause or by the participant for good reason, within two years of the November 3, 2016 change in control.

Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 1,377,130 shares remain available for grant at December 31, 2016.

We grant options at the discretion of our directors.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 1,680,990 shares of common stock granted under the 2015 Plan or predecessor companies’ plans.  Options generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.  The options granted under the 2015 Plan generally provide for the exercise of options during a limited period following termination of employment, death or disability.

We recognize share-based compensation expense in the statement of operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred a total of approximately $748,000 and $979,000 in share-based compensation expense for the year ended December 31, 2016 and the nine-month transition period ended December 31, 2015, respectively.

We determine the fair value of the option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the year ended December 31, 2016 and the nine-month transition period ended December 31, 2015:

	December 31, 2016	December 31, 2015
Expected life, in years	3.90	3.84
Risk-free interest rate	.98%	1.11%
Expected volatility	61.86%	63.9%
Expected dividend yield	0%	0%

The expected life for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our common stock.  We estimate the forfeiture rate for stock awards to be approximately 15% for executive employees and directors and approximately 20% for non-executive employees for the year ended December 31, 2016 awards based on our historical experience.

The following table summarizes the activity related to our stock options for the year ended December 31, 2016 and the nine-month transition period ended December 31, 2015:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value	Aggregate intrinsic value	Weighted average remaining life in years

Balance at March 31, 2015	2,250,865	$5.32		$-	5.06
Options granted	617,914	1.64	$0.79
Options exercised	-
Options surrendered	(295,139)	5.08

Balance at December 31, 2015	2,573,640	4.46		-	5.24
Options granted	692,400	1.05	0.49
Options exercised	-
Options surrendered	(1,585,050)	3.90

Balance at December 31, 2016	1,680,990	$3.54		$752,290	6.55

Options exercisable at December 31, 2016	811,015	$3.80		$607,800	3.71

The total fair value of stock options vested during the year ended December 31, 2016 and the nine-month transition period ended December 31, 2015, was approximately $276,000 and $519,000, respectively.

There were no options exercised for the year ended December 31, 2016 or for the nine-month transition period ended December 31, 2015.

We grant restricted shares at the discretion of our directors with vesting terms ranging from six months to one year.  The following table summarizes the activity related to our restricted stock for the year ended December 31, 2016 and the nine-month transition period ended December 31, 2015:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value

Balance at March 31, 2015	317,741	$4.47	1.93	$387,644
Shares granted	513,299	1.62
Shares vested	(122,353)	4.42		157,835
Shares surrendered	(21,777)	2.73

Balance at December 31, 2015	686,910	2.41	1.59	886,114
Shares granted	937,858	1.18
Shares vested	(324,521)	2.19		652,287
Shares surrendered	(307,699)	2.45

Balance at December 31, 2016	992,548	$1.30	1.35	$1,995,021

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock on the dates noted above.

At December 31, 2016, we had approximately $1,088,000 of unrecognized share-based compensation cost, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average requisite service period of approximately 1.5 years.

Stock Warrants-Related Party.

At December 31, 2015, the Company had warrants outstanding that were issued to Mr. Pell to purchase an aggregate of 376,123 shares of our common stock at a weighted average exercise price of $9.31 per share.  These warrants were cancelled in November 2016.

Long-Term Incentive Plan and Awards.

On October 1, 2014, the compensation committee of our board of directors and our board of directors approved and adopted a Performance Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan, as amended (the “2016 Plan”), and on October 2, 2014, grants of Performance Awards (the “Awards”) were made to certain members of our senior management team.

Performance goals for the Awards are based on the achievement of specified stock price targets during the period beginning on the date of grant and ending on the fourth anniversary of the date of grant or, if earlier, the closing date of a change of control (as defined in the 2006 Plan) of the Company.  The stock price targets under the Awards were: $7.57 price per share of common stock, $10.32 price per share of common stock and $13.76 price per share of common stock.  A change of control occurred in November 2016, and the Awards were terminated without any of the stock targets being attained.

Note 5. Line of Credit

On September 18, 2015, we entered into a loan agreement with Venture Bank, a Minnesota banking corporation, providing us with a $7.0 million secured revolving credit facility (the “Facility”), subject to eligible accounts receivable and inventory, and secured by substantially all of our assets.  The Facility was amended in March 2017.  Under the amended Facility, the Facility will expire on September 18, 2018.

Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at the lesser of (1) $2.5 million; or (b) $7 million.  As of December 31, 2016, based on eligible receivables and inventory, our total available borrowing base was $5,878,000.  We did not have any borrowings under the facility as of December 31, 2016.

Loans under the Facility bear interest at a rate per annum equal to the Wall Street Journal Prime Rate plus 1.25%, provided that in no case will the interest charged be less than 5.25%.  In the event that there is an event of default under the Facility, the interest rate will be increased by 6.0% for the entire period that an event of default exists.  In addition, the Borrowers will pay a non-usage fee of 0.15% based on the average unused and available portion of the Facility on a monthly basis.

Note 6. Commitments and Contingencies

Operating Lease Commitments.

We lease office, warehouse, and production space under operating lease agreements, which include escalating lease payments, and lease various automobiles for our European employees.  These leases expire at various times through August 2025.  At December 31, 2016, the approximate future minimum lease payments in subsequent years under noncancelable operating leases with an initial term in excess of one year are approximately as follows:

2017	$698,000
2018	688,000
2019	303,000
2020	157,000
2021	158,000
Thereafter	709,000
$2,713,000

Total operating lease expenses were approximately $695,000 for the twelve months ended December 31, 2016 and $580,000 for the nine-month transition period ended December 31, 2015.

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

Note 7: Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (the “U.K.”), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code of 1986, as amended, and participation is available to substantially all employees.  We may also make discretionary contributions ratably to all eligible employees.  We made discretionary contributions to the U.S. plan of approximately $438,000 in the twelve months ended December 31, 2016 and $261,000 in the nine-month transition period ended December 31, 2015.

Our international subsidiaries in the U.K. and The Netherlands have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.  We froze the U.K. subsidiary’s defined benefit plan on December 31, 2004.  On March 10, 2005, we established a defined contribution plan for the U.K. subsidiary.  As of April 1, 2005, we closed The Netherlands subsidiary’s defined benefit retirement plan for new employees and established a defined contribution plan for them.  The total contribution expense associated with the defined contribution plans in The Netherlands and the U.K. was approximately $38,000 for the year ended December 31, 2016, and $33,000 in the nine-month transition period ended December 31, 2015.

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

The Netherlands defined benefit pension plan.

The Netherlands defined benefit pension plan is funded through a guaranteed insurance contract with Zwitser Leven, an insurance company.  Our contract with Zwitser Leven requires us to make annual premium payments which are sufficient fund benefits that will satisfy the vested benefit obligation (“VBO”).  Zwitser Leven does not hold separate investment assets for our contract, but rather is obligated to provide the stream of future benefits for the annual premium payments we make.  We calculate the market value of the pension plan assets, held in Zwitser Leven insured assets, as the stream, based on mortality, of the earned guaranteed benefit payments discounted at a market interest rate. The benefit obligation is calculated based on the same assumptions as well.  Accordingly, the impact on pension plan assets of a change in assumption for discount rate and mortality would equally offset the change in VBO.

As of August 1, 2016 we changed from a final salary benefit plan to a career average salary benefit plan. On July 31, 2016 the discount rate was 1.40%. The effect of the special event on the funded status was $665,000. The effect of the change will be recognized as prior service cost, and as a result, the effect will be included in the consolidated statement of operations in future years when it is  amortized during the expected future service years. The effect on accumulated other comprehensive loss as of July 31, 2016 is a gain of $665,000.

At December 31, 2016, we project the following benefit payments in subsequent years:

2017	$20,000
2018	20,000
2019	21,000
2020	21,000
2021	27,000
2022 to 2026	190,000
$299,000

We contributed approximately $125,000 in the year ended December 31, 2016, and $73,000 in the nine-month transition period ended December 31, 2015 and expect to contribute approximately $101,000 in 2017.

The following table summarizes the change in benefit obligations and the change in plan assets:

	Twelve months ended December 31, 2016	Nine months ended December 31, 2015
Changes in benefit obligations:
Projected benefit obligation, beginning of period	$3,665,000	$4,465,000
Service cost	104,000	109,000
Interest cost	76,000	51,000
Benefits paid	(21,000)	(16,000)
Plan amendment	(658,000)	-
Actuarial loss (gain)	474,000	(977,000)
Foreign currency translation	(130,000)	33,000

Projected benefit obligation, end of period	$3,510,000	$3,665,000
Changes in plan assets:
Plan assets, beginning of period	$3,002,000	$3,593,000
Contributions to plan	125,000	73,000
Management cost	(12,000)	(4,000)
Actual return on assets	357,000	(670,000)
Benefits paid	(21,000)	(16,000)
Foreign currency translation	(130,000)	26,000

Plan assets, end of period	$3,321,000	$3,002,000

The amount recognized in other comprehensive loss consists of:

	Twelve months ended December 31, 2016	Nine months ended December 31, 2015

Unrecognized net prior service benefit	$(870,000)	$(313,000)
Unrecognized net losses	779,000	656,000

Additional other comprehensive (gain) /loss (gross of income taxes)	$(91,000)	$343,000

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets were as follows:

	December 31, 2016	December 31, 2015

Projected benefit obligation	$3,510,000	$3,665,000
Accumulated benefit obligation	3,376,000	3,107,000
Fair value of plan assets	3,321,000	3,002,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on December 31, 2016 and 2015, of $189,000 and $663,000, respectively, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components:

	Twelve months ended December 31, 2016	Nine months ended December 31, 2015

Gross service cost, net of employee contribution	$99,000	$98,000
Interest cost	76,000	51,000
Management cost	5,000	6,000
Expected return on assets	(66,000)	(42,000)
Amortization	(30,000)	1,000

Net periodic retirement cost	$84,000	$114,000

Major assumptions used in the above calculations include:

	December 31, 2016	December 31, 2015

Discount rate	2.00%	2.40%
Expected return on assets	2.00%	2.40%
Expected rate of increase in future compensation:
General	2.5%	2.5%
Individual	0-3%	0-3%

The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.  The impact of the decrease in discount rate used at December 31, 2016 as compared to December 31, 2015 was an increase in the projected benefit obligation and actual return on assets. The market value of the assets is determined as the discounted stream of guaranteed benefit payments. Given the valuation method of the assets, the expected long-term rate of return on assets equals the discount rate.

The U.K. defined benefit pension plan.

As of December 31, 2016 and 2015, we held all the assets of the U.K. defined benefit pension plan in a Deposit Administration Contract with Phoenix Life Limited.

At December 31, 2016 we project the following benefit payments in subsequent years:

2017	$23,000
2018	133,000
2019	45,000
2020	-
2021	-
2022 to 2026	652,000
$853,000

We contributed approximately $ 53,000 in the twelve months ended December 31, 2016, and $33,000 in the nine-month transition period ended December 31, 2015, and expect to contribute approximately $43,000 in 2017.

The following table summarizes the change in benefit obligations and the change in plan assets:

	Twelve months ended December 31, 2016	Nine months ended December 31, 2015
Changes in benefit obligations:
Projected benefit obligation, beginning of period	$744,000	$814,000
Service cost	4,000	4,000
Interest cost	26,000	21,000
Benefits paid	(96,000)	-
Other	(4,000)	(4,000)
Actuarial loss (gain)	197,000	(91,000)
Foreign currency translation	(135,000)	-

Projected benefit obligation, end of period	$736,000	$744,000

Changes in plan assets:
Plan assets, beginning of period	$775,000	$730,000
Contributions to plan	53,000	33,000
Management cost	(4,000)	(4,000)
Benefits Paid	(96,000)	-
Actual return on assets	15,000	19,000
Foreign currency translation	(127,000)	(3,000)

Plan assets, end of period	$616,000	$775,000

The amount recognized in other comprehensive loss consists of:

	Twelve months ended December 31, 2016	Nine months ended December 31, 2015

Unrecognized net losses (gross of deferred taxes)	$276,000	$116,000

The projected benefit obligation, accumulated benefit obligation and the fair value plan assets were as follows:

	December 31, 2016	December 31, 2015

Projected benefit obligation	$736,000	$744,000
Accumulated benefit obligation	736,000	744,000
Fair value of plan assets	616,000	775,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on December 31, 2016 and 2015, of $120,000 and $84,000, respectively, as accrued pension liability.

 The cost of our defined benefit retirement plan includes the following components for the periods ended::

	Twelve months ended December 31, 2016	Nine months ended December 31, 2015

Gross service cost, net of employee contribution	$5,000	$4,000
Interest cost	26,000	21,000
Expected return on assets	(21,000)	(15,000)
Amortization	7,000	19,000

Net periodic retirement cost	$17,000	$29,000

Major assumptions used in the above calculations include:

	December 31, 2016	December 31, 2015

Discount rate	2.70%	4.00%
Expected return on assets	2.20%	3.00%

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

The allocation of pension plan assets was as follows:

	December 31, 2016		December 31, 2015
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Other Contract (Netherlands Plan)	100%	100%	100%	100%
Deposit Administration Contract (U.K. Plan)	100%	100%	100%	100%

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

The fair value of the pension plan assets by asset class is as follows:

Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Other Contract (Netherlands Plan)	$3,321,000	$(5,000)	$-	$3,326,000
Deposit Administration Contract (U.K. Plan)	616,000	-	616,000	-

December 31, 2015
Other Contract (Netherlands Plan)	$3,002,000	$(3,000)	$-	$3,005,000
Deposit Administration Contract (U.K. Plan)	775,000	-	775,000	-

The reconciliation of beginning and ending balances for our Level 3 assets is as follows:

Other Contract (Netherlands Pension Plan Assets)

Beginning balance at December 31, 2015	$3,005,000
Loss recognized in earnings	54,000
Actuarial gain	291,000
Purchases	130,000
Sales	(21,000)
Transfers	(3,000)
Foreign currency translation	(130,000)

Ending balance at December 31, 2016	$3,326,000

Note 8: Income Taxes

The components of income tax expense consist of the following:

	Twelve months ended December 31, 2016	Nine months ended December 31, 2015

Income tax provision:
Current:
Federal and state	$91,000	$14,000
Foreign	49,000	35,000

Deferred:
Federal and state	-	-
Foreign	5,000	(9,000)

Total income tax expense	$145,000	$40,000

Actual income tax expense differs from statutory federal income tax benefit for the period presented is as follows:

	Twelve months ended December 31, 2016	Nine months ended December 31, 2015

Statutory federal income tax benefit	$(7,462,000)	$(2,376,000)
State tax benefit, net of federal taxes	(55,000)	(212,000)
Foreign tax	(39,000)	(18,000)
Nondeductible expenses - debt forgiveness	5,575,000	-
Nondeductible expenses – other	163,000	92,000
Nondeductible expenses – transaction costs	-	55,000
Subpart F Income	51,000	20,000
Valuation allowance increase / (decrease)	(7,334,000)	1,377,000
Stock compensation shortfall	96,000	128,000
Stock compensation true-up & expirations	958,000	83,000
NOL expiration and true-up	8,110,000	320,000
Other	80,000	571,000

Total income tax expense	$143,000	$40,000

Deferred tax assets (liabilities) consist of approximately the following:

	December 31, 2016	December 31, 2015

Fixed assets	$(51,000)	$(50,000)
Intangible assets	(3,479,000)	(4,378,000)
Pension liability	76,000	135,000
Stock based compensation	535,000	1,661,000
Inventory	483,000	298,000
Debt discount	-	(1,929,000)
Other reserves and accruals	778,000	437,000
Deferred rent	250,000	250,000
Undistributed foreign earnings	(504,000)	(451,000)
Foreign tax credits	68,000	68,000
Credit carryforwards	72,000	-
Net operating losses	11,230,000	20,812,000
	9,458,000	16,853,000
Less valuation allowance	(9,382,000)	(16,717,000)
	$76,000	$136,000

At December 31, 2016, we had U.S. net operating loss (NOL) carryforwards of approximately $118.5 million for U.S. income tax purposes before any Section 382 limitations, The NOLs expire in years 2018 through 2035.  U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.  In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. Of the $118.5M of NOLs for U.S. income tax purposes, $88.2M are expected to expire unutilized. The NOLs for tax reporting purposes also include approximately $1.9 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in-capital when and if recognized. Of the $118.5M of NOLs for U.S. income tax purposes, $30.3M are recorded as gross deferred tax assets.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  We have established a valuation allowance for U.S. deferred tax assets due to the uncertainty that enough taxable income will be generated in that taxing jurisdictions to utilize the assets.  Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements.  The deferred tax asset decreased by approximately $7,395,000 in the 12 months ending December 31, 2016, and increased by approximately $1,313,000 in the 9 months ending December 31, 2015.  The valuation allowance decreased by approximately $9,382,000 in the 12 months ending December 31, 2016, and increased by approximately $1,377,000 in 9 months ending December 31, 2015.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years.

Under our accounting policies, we recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of December 31, 2016 and 2015, we recorded no accrued interest or penalties related to uncertain tax positions.

We have provided for U.S. deferred income taxes as of December 31, 2016 and 2015 for the undistributed earnings from our non-U.S. subsidiaries.

The tax years ending March 31, 2014 through December 31, 2016 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject.  In addition, we are subject to examination by UK and Netherlands taxing authorities for which the fiscal years 2010 - 2015 and 2011-2015, respectively remain open for examination.

Note 9: Business Segment Information

ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments.  Reportable segments are defined primarily by the nature of products and services, the nature of the production processes, and the type of customers for our products and services.

For financial reporting purposes, we report one operating segment as our Chief Operating Decision Maker utilizes financial statement information provided to him on a consolidated basis.

 Information regarding geographic area net sales to customers for the twelve months ended December 31, 2016 and the nine-month transition period ended December 31, 2015, is approximately as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Twelve months ended December 31, 2016	$39,513,000	$12,339,000	$51,852,000

Nine-month transition period ended December 31, 2015	$27,236,000	$9,386,000	$36,622,000

(1)          No other foreign country accounts for 10% or more of the consolidated net sales

Information regarding geographic area long-lived assets at December 31, 2016 and December 31, 2015 is approximately as follows:

	United States	United Kingdom/ The Netherlands	Consolidated

December 31, 2016	$1,676,000	$439,000	$2,115,000

December 31, 2015	$2,089,000	$466,000	$2,555,000

Accounting policies for the operations in the various geographic areas are the same as those described in Note 1.  Sales attributed to each geographic area are net of intercompany sales and are attributed to countries based on location of customers.   No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

COGENTIX MEDICAL, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

Exhibit No.	Exhibit	Method of Filing
*2.1	Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

3.1	(a) Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(b) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 000-20970)

	(c) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on December 15, 2010 (File No. 000-20970)

	(d) Certificate of Amendment to Certificate of Incorporation.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K as filed with the SEC on August 1, 2014 (File No. 000-20970)

	(e) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

	(f) Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed with the SEC on March 31, 2015 (File No. 000-20970)

3.2	Amended and Restated By-laws.	Filed herewith

10.1	Common Stock Purchase Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated November 9, 2009.	Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 12, 2009 (File No. 000-20970)

10.2	Common Stock Purchase Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated September 30, 2011.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 4, 2011 (File No. 000-20970)

10.3	Letter Agreement dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell regarding extension of warrants.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.4	Convertible Promissory Note issued by Vision-Sciences, Inc. issued to Lewis C. Pell dated as of September 19, 2012.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 20, 2012 (File No. 000-20970)

10.5	Additional Convertible Promissory Note issued by Vision-Sciences, Inc. to Lewis C. Pell dated September 25, 2013.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2013 (File No. 000-20970)

i

Exhibit No.	Exhibit	Method of Filing
10.6	2014 Convertible Promissory Note issued by Vision-Sciences, Inc. to Lewis C. Pell dated June 16, 2014.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the SEC of June 17, 2014 (File No. 000-20970)

10.7	Amendment to Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.8	Amendment to Additional Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.9	Amendment to 2014 Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.10
Settlement Agreement, dated May 23, 2016, by and among Cogentix Medical, Inc., Robert C. Kill, Lewis C. Pell, Howard I. Zauberman, Kevin H. Roche, Kenneth H. Paulus, James P. Stauner, and Cheryl Pegus.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (File No. 000-20870)

10.11	Note Exchange Agreement, dated September 7, 2016, by and between Cogentix Medical, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (File No. 000-20870)

10.12	Securities Purchase Agreement, dated September 7, 2016, by and between Cogentix Medical, Inc. and Accelmed Growth Partners, L.P.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (File No. 000-20870)

10.13	Registration Rights Agreement, dated November 3, 2016, by and among Cogentix Medical, Inc., Accelmed Growth Partners, L.P. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on November 3, 2016 (File No. 000-20870)

10.14	Voting Agreement, dated September 7, 2016, by and between Accelmed Growth Partners, L.P. and Lewis C. Pell.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (File No. 000-20870)

10.15	Lease Agreement between Vision-Sciences, Inc. and 30 Ramland Road LLC dated as of March 23, 2000.	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000 (File No. 333-72547)

10.16	First Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of August 31, 2000.	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 25, 2015 (File No. 000-20970)

10.17	Second Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of January 7, 2005.	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 25, 2015 (File No. 000-20970)

10.18	Third Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of December 26, 2006.	Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC on July 3, 2008 (File No. 000-20970)

Exhibit No.	Exhibit	Method of Filing
10.19	Fourth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of April 12, 2009.	Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 29, 2009 (File No. 000-20970)

10.20	Fifth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of December 12, 2014.	Filed herewith

10.21	Sixth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of January 6, 2017.	Filed herewith

**10.22	Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated July 22, 2013.	Incorporated by reference to Exhibit 10.15 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-32632)

**10.23	First Amendment to the Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated May 29, 2014.	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on June 3, 2014 (File No. 001-32632)

**10.24	Separation and Release Agreement, dated May 23, 2016, by and among Cogentix Medical, Inc., Robert C. Kill and the other signatories thereto.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (File No. 000-20870)

**10.25	Employment Agreement, dated July 11, 2016, by and between Cogentix Medical, Inc. and Darin Hammers.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on July 12, 2016 (File No. 000-20870)

**10.26	Employment Agreement, dated June 6, 2016, by and between Cogentix Medical, Inc. and Brett Reynolds.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on June 15, 2016 (File No. 000-20870)

10.27	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006.	Incorporated by reference to Exhibit 10.25 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on January 24, 2006 (File No. 001-32632)

10.28	First Amendment to Lease by and between Liberty Property Limited Partnership and Uroplasty, Inc. dated January 24, 2014.	Incorporated by reference to Exhibit 10.21 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-32632)

10.29	Lease Agreement between Glenborough Flanders Park, LLC and Cogentix Medical, Inc. dated as of April 2, 2015.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on April 3, 2015 (File No. 000-20970)

**10.30	Cogentix Medical, Inc. 2015 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-8 as filed with the SEC on March 31, 2015 (File No. 333-203135)

**10.31	Uroplasty, Inc. 2002 Employee Stock Option Plan.	Incorporated by reference to the copy filed as Appendix B to Uroplasty’s Definitive Proxy Statement as filed with the SEC on August 1, 2002 (File No. 000-20989)

Exhibit No.	Exhibit	Method of Filing
**10.32	Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to the copy attached as Appendix A to Uroplasty’s Definitive Proxy Statement as filed with the SEC on July 25, 2008 (File No. 001-32632)

**10.33	Form of Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.34	Form of Non-employee Director Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.35	Form of Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to Exhibit 10.3 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.36	Form of Non-employee Director Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to Exhibit 10.4 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.37	Uroplasty, Inc. Performance Award Grant Notice 2006 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Uroplasty’s Current Report on Form 8-K filed October 3, 2014 (File No. 001-32632)

**10.38	Vision-Sciences, Inc. 2000 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000 (File No. 333-72547)

**10.39	Vision-Sciences, Inc. 2003 Director Option Plan, as amended.	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed with the SEC on October 10, 2008 (File No. 333-154150)

**10.40	Vision-Sciences, Inc. 2007 Stock Incentive Plan, as amended.	Incorporated by reference to the Appendix A to the Definitive Proxy Statement filed with the SEC on July 27, 2007 on Schedule 14A (File No. 000-20970)

**10.41	Restricted Stock Agreement dated November 26, 2013 between Vision-Sciences, Inc. and Howard I. Zauberman.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 27, 2013 (File No. 000-20970)

**10.42	Consulting Agreement dated March 2, 2017 between Cogentix Medical, Inc. and Howard I. Zauberman.	Filed herewith

17.1	Letter dated May 24, 2016 from Kevin H. Roche to the Directors of Cogentix Medical, Inc.	Incorporated by reference to Exhibit 17.1 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (File No. 000-20870)

Exhibit No.	Exhibit	Method of Filing
21.1	Subsidiaries of Cogentix Medical, Inc.	Filed herewith

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	Filed herewith

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance	Furnished herewith ***

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith ***

101.CAL	XBRL Taxonomy Extension Calculation	Furnished herewith ***

101.DEF	XBRL Taxonomy Extension Definition	Furnished herewith ***

101.LAB	XBRL Taxonomy Extension Labels	Furnished herewith ***

101.PRE	XBRL Taxonomy Extension Presentation	Furnished herewith ***

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

v