Form 10-Q
period 2017-03-31
COGENTIX MEDICAL INC /DE/
filed 2017-05-12
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
☐Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ______ to _______.

Commission File No. 000-20970

COGENTIX MEDICAL, INC.
(Exact name of registrant as specified in its Charter)

Delaware	13-3430173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Feltl Road
Minnetonka, Minnesota,  55343
(Address of principal executive offices)

(952) 426-6140
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extend transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

As of May 5, 2017 the registrant had 60,432,873 shares of common stock outstanding.

INDEX

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

As used in this report, the terms “Cogentix”, “Cogentix Medical”, the “Company”, “we”, “us”, “our” and similar references refer to Cogentix Medical, Inc. and our consolidated subsidiaries, and the term “common stock” refers to our common stock, par value $0.01 per share

This report contains the following trademarks, trade names and service marks of ours: PrimeSightTM, Vision-Sciences®, EndoSheath®, Slide-On®, EndoWipe®, The Vision System®,Urgent®PC, Macroplastique®, VOX®, PTQ® and Uroplasty®.  This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

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

When relying on forward-looking statements to make decisions with respect to the Company, our investors and others should carefully consider the foregoing factors and other uncertainties and potential events and read our filings with the SEC, including our annual report on Form 10K for the year ended December 31, 2016, for a discussion on these and other risks and uncertainties.  These filings are available at www.sec.gov.  We do not undertake any obligation to update or revise any forward-looking statement, except as may be required by law.  We qualify all forward-looking statements by these cautionary statements.

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

•	our stock is thinly traded and you may find it difficult to sell your investment in our stock at quoted prices;
•	our stock price may fluctuate and be volatile;
•	future sales of our common stock in the public market could lower our share price;
•	we are exempt from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the Nasdaq rules, including certain rules related to board independence;
•	our corporate documents contain provisions that could discourage, delay or prevent a change in control of the company; and
•	we do not intend to declare dividends on our stock in the foreseeable future.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$5,703,581	$9,369,624
Short-term investments	15,936,157	13,573,057
Accounts receivable, net	6,727,534	6,770,838
Inventories	7,610,645	7,235,043
Other	701,655	571,527
Total current assets	36,679,572	37,520,089

Property, plant, and equipment, net	2,076,023	2,115,316
Goodwill	18,749,888	18,749,888
Other intangible assets, net	8,892,025	9,482,578
Long-term investments	4,186,375	5,344,004
Deferred tax assets and other	161,209	163,427
Total assets	$70,745,092	$73,375,302

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,988,059	$2,689,035
Income taxes payable	54,964	113,191
Accrued liabilities:
Compensation	3,180,858	4,670,640
Deferred revenue	632,311	597,524
Other	1,373,688	838,272
Total current liabilities	7,229,880	8,908,662

Accrued pension liability	325,337	308,918
Deferred rent	627,412	639,019
Other	160,114	278,780

Total liabilities	8,342,743	10,135,379

Shareholders’ equity:
Common stock $0.01 par value; 100,000,000 shares authorized, 60,438,959 and 60,436,548 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	604,391	604,368
Additional paid-in capital	144,895,047	144,430,381
Accumulated deficit	(82,327,568)	(81,005,654)
Accumulated other comprehensive loss	(769,521)	(789,172)

Total shareholders’ equity	62,402,349	63,239,923

Total liabilities and shareholders’ equity	$70,745,092	$73,375,302

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$12,950,133	$12,206,564
Cost of goods sold	4,493,913	3,801,194

Gross profit	8,456,220	8,405,370

Operating expenses
General and administrative	2,136,156	1,796,020
Research and development	1,290,658	936,878
Selling and marketing	5,654,960	5,635,762
Amortization of intangibles	590,553	590,858
	9,672,327	8,959,518

Operating loss	(1,216,107)	(554,148)

Other income (expense)
Interest income (expense)	46,401	(390,069)
Foreign currency exchange gain (loss)	12,740	(7,562)
	59,141	(397,631)

Loss before income taxes	(1,156,966)	(951,779)

Income tax expense	53,451	14,629

Net loss	$(1,210,417)	$(966,408)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic	59,634,862	25,381,900
Diluted	59,634,862	25,381,900

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31
	2017	2016

Net loss	$(1,210,417)	$(966,408)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,424	25,656
Unrealized loss on available-for-sale investments	(205)	-
Pension adjustments	(1,568)	(8,574)
Total other comprehensive income, net of tax	19,651	17,082
Comprehensive loss	$(1,190,766)	$(949,326)

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2017
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2016	60,436,548	$604,367	$144,430,382	$(81,005,654)	$(789,172)	$63,239,923

Share-based compensation	-	-	349,239	-	-	349,239

Proceeds from exercise of stock options, net of shares exchanged	2,411	24	3,929			3,953

Adoption of ASU 2016-09	-	-	111,497	(111,497)		-

Comprehensive loss	-	-	-	(1,210,417)	19,651	(1,190,766)

Balance at March 31, 2017	60,438,959	$604,391	$144,895,047	$(82,327,568)	$(769,521)	$62,402,349

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,

	2017	2016
Cash flows from operating activities:
Net loss	$(1,210,417)	$(966,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	769,809	806,614
Share-based compensation expense	349,239	84,392
Amortization of premium on available-for-sale securities	31,960	-
Deferred tax benefit (expense)	3,324	(1,060)
Deferred rent	(6,392)	12,694
Amortization of discount on related party debt	-	275,498
Long term incentive plan benefit	-	(21,748)
Changes in operating assets and liabilities:
Accounts receivable, net	68,501	1,340,860
Inventories	(373,741)	(447,745)
Other current assets	(133,392)	(17,646)
Accounts payable	(701,975)	13,501
Interest payable	-	95,447
Accrued compensation	(1,596,337)	(1,175,529)
Accrued liabilities, other	468,368	175,873
Accrued pension liability	11,909	23,611
Deferred revenue	20,487	106,044
Net cash provided by (used in) operating activities	(2,298,657)	304,398

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	1,200,000	-
Purchases of available-for-sale securities	(2,438,322)	-
Purchases of property, plant and equipment	(133,017)	(137,761)
Net cash used in investing activities	(1,371,339)	(137,761)

Cash flows from financing activities:
Borrowings from line of credit	2,404,963	2,646,500
Repayments of line of credit	(2,404,963)	(2,646,500)
Proceeds from exercise of stock options	3,953	-
Net cash provided by financing activities	3,953	-

Effect of exchange rates on cash and cash equivalents	-	13,299

Net increase (decrease) in cash and cash equivalents	(3,666,043)	179,936

Cash and cash equivalents at beginning of period	9,369,624	1,976,594

Cash and cash equivalents at end of period	$5,703,581	$2,156,530

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$110,550	$14,558
Cash paid during the period for interest	$13,495	$19,360

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Cogentix Medical is a global medical device company headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom.  We design, develop, manufacture and market a robust line of high performance fiberoptic and video endoscopy products under the PrimeSightTM brand that are used across multiple surgical specialties in diagnostic and treatment procedures.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation (“PTNS”), for the office-based treatment of overactive bladder (“OAB”).  OAB is a chronic condition that affects approximately 40 million adults in the U.S.  The symptoms include urinary urgency, frequency and urge incontinence.  We also offer Macroplastique® Implants, an injectable urethral bulking agent for the treatment of adult female stress urinary incontinence that is primarily due to intrinsic sphincter deficiency.  Outside the U.S., we market additional bulking agents: PTQ® for the treatment if fecal incontinence and VOX® for vocal cord augmentation.

We have prepared our Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full fiscal year.  These Condensed Consolidated Financial Statements, presented herein, should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2016.

The Condensed Consolidated Financial Statements presented herein as of March 31, 2017, reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, the determination of recoverability of long-lived and intangible assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-K for the year ended December 31, 2016.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three months ended March 31, 2017 and we have made no changes to these policies during 2017 other than for the adoption of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  Under the new ASU we will no longer account for forfeitures throughout the vesting period and will instead account for them in the period in which they occur.  We will also recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statement of operations instead of to consolidated stockholders’ equity.

Note 2. Goodwill and Other Intangible Assets

Goodwill

There was no change in the goodwill balance as of March 31, 2017.

Other Intangible Assets

Other intangible assets consisted of approximately the following at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life
Developed technology	$6,200,000	$1,771,000	5.0	$6,200,000	$1,550,000	5.25
Patents	5,653,000	5,623,000	8.0	5,653,000	5,616,000	8.25
Trademarks and trade names	190,000	77,000	8.0	190,000	75,000	8.25
Customer relationships	7,270,000	2,950,000	3.0	7,270,000	2,590,000	3.25
	$19,313,000	$10,421,000		$19,313,000	$9,831,000
Accumulated amortization	10,421,000			9,831,000

Net book value of amortizable intangible assets	$8,892,000		3.98	$9,482,000		4.23

For the three months ended March 31, 2017 and 2016, amortization of intangible assets charged to operations was approximately $591,000 for both periods.

Estimated amortization expense for all intangible assets as of March 31, 2017 is approximately as follows:

April 1, 2017 through December 31, 2017	$1,760,000
2018	2,345,000
2019	2,339,000
2020	1,252,000
2021	892,000
Thereafter	228,000

Note 3. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period.  We adopted this standard as of January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.  Under the new ASU we will no longer account for forfeitures throughout the vesting period and will instead account for them in the period in which they occur.  We will also recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statement of operations instead of to consolidated stockholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities” related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shortens the amortization period for the premium to the earliest call date. The amendment is effective for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU is in response to diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and provides guidance on eight specific cash flow classification issues.  It will be effective for reporting periods beginning after December 15, 2017, and interim periods within that reporting period.  Early adoption is permitted, including adoption in an interim period.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, “Leases”, under which lessees will recognize most leases on-balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. While the Company is still evaluating the timing and impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption could result in an increase in the assets and liabilities recorded on its consolidated balance sheet.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as amended by ASU 2015-14, “Deferral of Effective Date, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The provisions can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has completed the initial assessment and is currently in the process of determining the impact that this ASU will have on the consolidated financial statements, its method of adoption and disclosures.  We plan to adopt this ASU effective January 1, 2018.

Note 4. Fair Value Measurements

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

The following table shows our cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of March 31, 2017 (in thousands):

	March 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash	$1,245,315	$-	$-	$1,245,315	$1,245,315	$-	$-

Level 1:
Money market funds	4,458,266	-	-	4,458,266	4,458,266	-	-
Subtotal	4,458,266	-	-	4,458,266	4,458,266	-	-

Level 2:
Certificates of deposit	2,160,000	1,219	-	2,161,219	-	720,437	1,440,782
Commercial paper	4,781,311	-	(3,931)	4,777,380	-	4,777,380	-
Corporate notes/bonds	9,700,839	-	(12,807)	9,688,032	-	8,441,700	1,246,332
U.S. government agencies	3,501,925	-	(6,035)	3,495,890	-	1,996,640	1,499,250
Subtotal	20,144,075	1,219	(22,773)	20,122,521	-	15,936,157	4,186,364

Total	$25,847,656	$1,219	$(22,773)	$25,826,102	$5,703,581	$15,936,157	$4,186,364

We consider all cash on-hand and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  We classify marketable securities having original maturities of more than three months when purchased and remaining maturities of one year or less as short-term investments and marketable securities with remaining maturities of more than one year as long-term investments.  We further classify marketable securities as available-for-sale.  We have not designated any of our marketable securities as trading securities or as held to maturity. We may sell any of our marketable securities prior to their stated maturities for strategic reason including, but not limited to, anticipation of credit deterioration and duration management.    The long term securities have a contractual term that ranges from April to December 2018.

We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature.  We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer.

Cash and cash equivalents include highly liquid money market funds and debt securities with original maturities of three months or less totaling approximately $5.7 million and approximately $9.4 million at March 31, 2017 and December 31, 2016, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled approximately $579,000 and approximately $507,000 at March 31, 2017 and December 31, 2016, respectively.

Note 5. Line of Credit

We have a loan agreement with Venture Bank, a Minnesota banking corporation, providing us with a $7.0 million secured revolving credit facility (the “Facility”), subject to eligible accounts receivable and inventory, and secured by substantially all of our assets.  The Facility was amended in March 2017.  Under the amended Facility, the Facility will expire on September 18, 2018.

Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at $2.5 million; or (b) $7 million.  As of March 31, 2017, based on eligible receivables and inventory, our total available borrowing base was approximately $6,068,000.  We did not have any borrowings under the facility as of March 31, 2017.

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

Note 6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Inventories consist of approximately the following:

	March 31, 2017	December 31, 2016

Raw materials	$4,986,000	$4,483,000
Work-in-process	140,000	462,000
Finished goods	2,485,000	2,290,000

Total inventory	$7,611,000	$7,235,000

Note 7. Net Income (Loss) per Common Share

We calculate basic net income (loss) per common share amounts by dividing net income (loss) by the weighted-average common shares outstanding.  For calculating diluted net income (loss) per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we had a net loss during the three months ended March 31, 2017 and 2016, the following options and warrants and outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options, warrants and unvested restricted stock	Range of stock option and warrant exercise prices

Three months ended March 31, 2017	2,244,000	$0.88 to $24.40
Three months ended March 31, 2016	2,662,000	$1.20 to $24.40

Note 8. Shareholders’ Equity

Share-based compensation.  On March 31, 2017, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control (as defined in the 2015 Plan) and the Company is not the surviving entity, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately if they are not assumed or replaced with equivalent grants.  If the Company is the surviving entity, there is no accelerated vesting of equity grants solely upon a change in control.  In 2016, the Company experienced a change in control for which it was the surviving entity.  Outstanding grants will vest if a participant’s employment or other service with the Company is terminated, without cause or by the participant for good reason, within two years of the November 3, 2016 change in control.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 1,401,879 shares remain available for grant on March 31, 2017.

We grant options at the discretion of our directors.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 1,653,830 shares of common stock granted under the 2015 Plan or predecessor companies’ plans.  Options generally expire over a period ranging from seven to ten years from date of grant and vest at varying rates ranging up to three years.  The options granted under the 2015 Plan generally provide for the exercise of options during a limited period following termination of employment, death or disability.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the three months ended March 31:

2016

Expected life in years	3.00
Risk-free interest rate	1.3%
Expected volatility	60.00%
Expected dividend yield	0%
Weighted-average grant date fair value	$0.49

There were no grants during the three months ended March 31, 2017.

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

The following table summarizes the activity related to our stock options during the three months ended March 31, 2017:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at December 31, 2016	1,680,990	$3.54	6.55	$752,290
Options granted	-	-	-	-
Options exercised	(2,411)	-	-	-
Options surrendered	(24,749)	$9.62	-	-

Outstanding at March 31, 2017	1,653,830	$3.46	6.41	$554,695

Exercisable at March 31, 2017	788,655	$5.91	3.63	$16,309

The total fair value of stock options that vested during the three months ended March 31, 2017 and 2016 was approximately $2,000 and $94,000, respectively.

We grant restricted shares at the discretion of our directors with vesting terms ranging from six months to one year.  The following table summarizes the activity related to our restricted shares during the three months ended March 31, 2017:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at December 31, 2016	992,548	$1.30	1.35	$1,995,021
Shares granted	-	-	-
Shares vested	(402,147)	1.10	-	$723,865
Shares surrendered	-	-

Balance at March 31, 2017	590,401	$1.44	1.63	$1,062,722

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock at the end of each period.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $349,000 and $84,000 in share-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

On March 31, 2017, we had approximately $330,000 of unrecognized share-based compensation expense related to stock options that we expect to recognize over a weighted-average period of approximately 1.95 years.

On March 31, 2017, we had $479,000 of unrecognized share-based compensation expense related to restricted shares that we expect to recognize over a weighted-average period of approximately 1.63 years.

Note 9. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $221,000 and $123,000 for the three months ended March 31, 2017, and 2016, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three month periods ended March 31:

	Three Months Ended March 31
	2017	2016

Gross service cost	$21,000	$26,000
Interest cost	23,000	29,000
Management cost	3,000	1,000
Expected return on assets	(21,000)	(24,000)
Amortization	-	(1,000)
Net periodic retirement cost	$26,000	$31,000

Note 10. Business Segment Information

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

Information regarding geographic area net sales to customers for the three months ended March 31, 2017 and 2016, is approximately as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended March 31, 2017	$9,228,000	$3,722,000	$12,950,000

Three months ended March 31, 2016	$8,643,000	$3,564,000	$12,207,000

(1)	No other country accounts for 10% of more of the consolidated net sales.

Information regarding geographic area long-lived assets at March 31, 2017 and December 31, 2016 is approximately as follows:

	United States	United Kingdom/ The Netherlands	Consolidated

March 31, 2017	$1,628,000	$448,000	$2,076,000

December 31, 2016	$1,676,000	$439,000	$2,115,000

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

Note 11. Subsequent Event

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

We recommend that you read this quarterly report on Form 10-Q in conjunction with our annual report on Form 10-K for the year ended December 31, 2016.

You should read the following discussion of our financial condition and results of operation together with the unaudited, condensed, consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report.  The following discussions may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, as we discussed in our special note regarding “Forward-Looking Statements” beginning on page 3 of this report and under “Part I - Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016.  These risks could cause our actual results to differ materially from any further performance suggested below.

We do not undertake, nor assume any obligation, to update any forward-looking statement that we may make from time to time.

Overview

Cogentix Medical is a global medical device company headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom.  We design, develop, manufacture and market a robust line of high performance fiberoptic and video endoscopy products under the PrimeSightTM brand that are used across multiple surgical specialties in diagnostic and treatment procedures.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation (“PTNS”), for the office-based treatment of overactive bladder (“OAB”).  OAB is a chronic condition that affects approximately 40 million adults in the U.S.  The symptoms include urinary urgency, frequency and urge incontinence.  We also offer Macroplastique® Implants, an injectable urethral bulking agent for the treatment of adult female stress urinary incontinence that is primarily due to intrinsic sphincter deficiency.  Outside the U.S., we market additional bulking agents: PTQ® for the treatment if fecal incontinence and VOX® for vocal cord augmentation.

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

We have identified in our annual report on Form 10-K for the year ended December 31, 2016, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the three months ended March 31, 2017.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Net Sales:  Consolidated net sales of $12,951,000 in the current period represented a $743,000 increase, or 6.1%, over net sales of $12,207,000 in the prior period.  The increase is primarily due to a $1,121,000 net increase in revenue from the Urology product lines, which is comprised of the PrimeSight, Urgent PC and Macroplastique products, and is offset by a $378,000 net decrease in revenue from the Airway Management and Industrial product lines.

Consolidated net sales for PrimeSight urology technology of $4,458,000 in the current period represented a $1,372,000 increase, or 45%, over net sales of $3,086,000 in the prior period.  The increase is primarily due to our sales force becoming more proficient in selling this technology as well the fact that our PrimeSight technology platform meets the needs of our medical customers for always ready, always sterile flexible endoscopy solutions. Our urology PrimeSight products have been clinically proven to reduce the risk of cross contamination associated with the reuse or reprocessing of difficult to clean conventional endoscopes and they also reduce the typical 45-minute reprocessing time to less than 10 minutes, allowing for greater patient throughput, increased physician productivity and ultimately economic benefit for our customers.

Consolidated net sales of our Urgent PC System of $4,980,000 in the current period represented a $127,000 decrease, or 3%, when compared to net sales of $5,107,000 in the prior period.  U.S. unit growth of 3% was offset by a 6% decline in average selling price.  U.S. unit growth was due primarily to sales execution and increased penetration in existing accounts.  Our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.  The decrease in average selling price is primarily due to a new entrant into the market.

Consolidated net sales of our Macroplastique product of $1,780,000 in the current period represented a $73,000 decrease, or 4%, over net sales of $1,854,000 in the prior period.  Macroplastique serves a small market, and the focus of our sales force has been on growing our Urgent PC and endoscopy technology business.

Consolidated net sales of our non-urology products (Airway Management and Industrial Boroscopes) of $1,496,000 in the current period represented a $378,000 decrease, or 20%, over net sales of $1,874,000 in the prior period.  The decrease is primarily due to our increased focus on Urology products.  Additionally, we have begun to explore strategic alternatives for our non-core Airway Management and Industrial product lines.

Consolidated net sales to customers in the U.S. of $9,229,000 in the current period represented an increase of $312,000, or 4%, over net sales of $8,917,000 in the prior period. Consolidated net sales to customers outside the U.S. of $3,722,000 in the current period represented an increase of $431,000, or 13%, over net sales of $3,290,000 in the prior period.  The increase in net sales to customers outside of the U.S. is primarily due to fluctuations in distributor ordering patterns.

Gross Profit:  Gross profit was $8,456,000, or 65.3% of net sales in the current period, compared to $8,405,000, or 68.9% of net sales in the prior period.  The decrease in gross profit percentage is attributed primarily to product mix, as revenue from our PrimeSight products were a higher proportion of total sales in the current quarter and revenue from our higher margin Urgent PC and Macroplastique products were a lower proportion of total sales in the current quarter.

General and Administrative Expenses (G&A):  G&A expenses of $2,136,000 in the current period increased $340,000 from $1,796,000 in the prior period.  The increase is attributed primarily to share based compensation and business development costs.

Research and Development Expenses (R&D):  R&D expenses of $1,291,000 in the current period increased $354,000 from $937,000 in the prior period.  The increase is attributed to ongoing enhancements to our PrimeSight endoscopy product line.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,655,000 in the current period increased $19,000, from $5,636,000 in the prior period.

Amortization of Intangibles: Amortization of intangibles was $591,000 in the current period compared to $591,000 in the prior period.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $59,000 in the current period compared to net other expense of $398,000 in the prior period.  The change in other income is primarily due to interest from investments in the current period as well as from the conversion of related party debt in the fourth quarter of 2016 and the resulting decrease in interest expense.

Income Tax Expense:  We recorded income tax expense of approximately $53,000 in the current period and $15,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following tables reconcile our operating loss calculated in accordance with GAAP to non-GAAP financial measures that exclude non-cash charges for share-based compensation expense and depreciation and amortization.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

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

Our non-GAAP cash operating loss, excluding non-cash expenses, during the three months ended March 31, 2017 was $97,000 and our non-GAAP cash operating income for the three months ended March 31, 2016 was $315,000.

		Expense Adjustments
Three-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
March 31, 2017
Gross profit	$8,456,220	$7,436	$-	$39,356	$-	$8,503,012
% of net sales	65.3%					65.7%
Operating expenses
General and administrative	2,136,156	(303,326)	-	(49,252)	-	1,783,578
Research and development	1,290,658	(10,108)	-	(688)	-	1,279,862
Selling and marketing	5,654,960	(28,369)	-	(89,960)	-	5,536,631
Amortization	590,553	-	-	-	(590,553)	-
Total operating expenses	$9,672,327	$(341,803)	$-	$(139,900)	$(590,553)	$8,600,071

Operating income (loss)	$(1,216,107)	$349,239	$-	$179,256	$590,553	$(97,059)

March 31, 2016
Gross profit	$8,405,370	$4,667	$-	$50,451	$-	$8,460,488
% of net sales	68.9%					69.3%
Operating expenses
General and administrative	1,796,020	(27,589)	21,748	(53,485)	-	1,736,694
Research and development	936,878	6,798	-	(589)	-	943,087
Selling and marketing	5,635,762	(58,934)	-	(111,231)	-	5,465,597
Amortization	590,858	-	-	-	(590,858)	-
Total operating expenses	$8,959,518	$(79,725)	$21,748	$(165,305)	$(590,858)	$8,145,378

Operating income (loss)	$(554,148)	$84,392	$(21,748)	$215,756	$590,858	$315,110

Liquidity and Capital Resources

Cash Flows.

At March 31, 2017, our cash, cash equivalents and investments totaled $25,826,000. Our net working capital as of March 31, 2017, totaled approximately $29,450,000.

For the three months ended March 31, 2017, cash used in operating activities was $2,299,000, compared to cash provided by operating activities of $304,000 during the three months ended March 31, 2016.  For the three months ended March 31, 2017, we incurred a net loss of $1,210,000.  Significant non-cash expenses incurred in this period include depreciation and amortization expense of $770,000 and share based compensation of $349,000.  Working capital changes that used cash include lower accrued compensation of $1,596,000, lower accounts payable of $702,000, higher inventories of $374,000, and higher accrued liabilities of $468,000.  For the three months ended March 31, 2016, we incurred a net loss of $966,000.  Significant non-cash expenses incurred in this period include depreciation and amortization expense of $806,000 and share based compensation of $84,000.  Working capital changes that provided cash include lower accounts receivables of $1,341,000, while cash was used as a result of inventories increasing by $448,000 and lower accrued compensation of $1,176,000.

 During the three months ended March 31, 2017, we used cash from investing activities of $2,438,000 for the purchase of available-for-sale securities and $133,000 for the purchase of property, plant, and equipment, partially offset by $1,200,000 generated from the maturity of available-for-sale securities.  During the three months ended March 31, 2016, we used $138,000 of net cash for the purchase of property, plant, and equipment.

Sources of Liquidity.

In addition to our cash and investments, we have a secured revolving credit facility (“Facility”), subject to eligible accounts receivable and inventory.  Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at $2.5 million; or (b) $7 million.  As of March 31, 2017, based on eligible receivables and inventory, our total available borrowing base was approximately $6,068,000.  We did not have any borrowings under the Facility as of March 31, 2017.

On April 19, 2017, we filed a universal shelf registration statement with the SEC that will enable us to raise capital through the offering from time to time of an aggregate amount of up to $100 million of securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock, units consisting of a combination of securities, and subscription rights to purchase the foregoing securities.  We may offer and sell securities covered by the registration statement through one or more methods of distribution, subject to market conditions and our capital needs.  However, the aggregate market value of securities sold during a 12-month period can be no more than one-third of the aggregate market value of voting and nonvoting common equity held by our non-affiliates. The terms of any offering under the shelf registration statement will be established at the time of the offering and described in a prospectus supplement filed with the SEC prior to the completion of the offering.

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

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) (“CEO and CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our CEO and CFO of our company concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting.

Based on the evaluation conducted by our management, with the participation of the principal executive officer, principal financial officer and principal accounting officer, pursuant to Rules 13a-15(d) and 15d-15(d) promulgated under the Exchange Act, our management (including such officers) have concluded that there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred since December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

We have a Supply Agreement, dated December 6, 2007, with Covidien Sales LLC, pursuant to which Covidien supplies us with stimulation lead sets for our Urgent PC products.  On May 9, 2017, we entered into the Fifth Amendment to the Supply Agreement, which extended the term of the Supply Agreement until June 30, 2019, and updated and added certain other terms.  The Fifth Amendment is effective July 1, 2017.  The foregoing description of the Fifth Amendment is qualified in its entirety by reference to its full text, which is filed as Exhibit 10.8 hereto.  Previous amendments to the Supply Agreement have also been filed as exhibits hereto.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit	Method of Filing
10.1	Loan Extension Agreement dated March 21, 2017, to the Loan Agreement, dated September 18, 2015, by and between Cogentix Medical, Inc., Machida Incorporated, Uroplasty, LLC, and Venture Bank	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 000-20970)

10.2	Sixth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of January 6, 2017.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 30, 2017 (File No. 000-20970)

10.3	Consulting Agreement dated March 2, 2017 between Cogentix Medical, Inc. and Howard I. Zauberman.	Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 30, 2017 (File No. 000-20970)

10.4	First Amendment dated February 26, 2008, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Filed herewith

10.5*	Second Amendment dated March 24, 2010, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Filed herewith

10.6*	Third Amendment dated April 30, 2011, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Filed herewith

10.7*	Fourth Amendment dated March 31, 2014, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien Sales LLC	Filed herewith

10.8*	Fifth Amendment effective July 1, 2017, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien Sales LLC	Filed herewith

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
Financial Statements for the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
Filed herewith

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENTIX MEDICAL, INC.

Date: May 12, 2017	By: /s/ DARIN HAMMERS
Darin Hammers
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2017	By: /s/ BRETT REYNOLDS
Brett Reynolds
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit	Method of Filing
10.1	Loan Extension Agreement dated March 21, 2017, to the Loan Agreement, dated September 18, 2015, by and between Cogentix Medical, Inc., Machida Incorporated, Uroplasty, LLC, and Venture Bank	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 000-20970)

10.2	Sixth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of January 6, 2017.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 30, 2017 (File No. 000-20970)

10.3	Consulting Agreement dated March 2, 2017 between Cogentix Medical, Inc. and Howard I. Zauberman.	Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 30, 2017 (File No. 000-20970)

10.4	First Amendment dated February 26, 2008, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Filed herewith

10.5*	Second Amendment dated March 24, 2010, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Filed herewith

10.6*	Third Amendment dated April 30, 2011, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Filed herewith

10.7*	Fourth Amendment dated March 31, 2014, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien Sales LLC	Filed herewith

10.8*	Fifth Amendment effective July 1, 2017, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien Sales LLC	Filed herewith

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
Financial Statements for the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
Filed herewith

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment.