Form 10-Q
period 2017-06-30
COGENTIX MEDICAL INC /DE/
filed 2017-08-11
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extend transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

As of August 7, 2017 the registrant had 60,914,778 shares of common stock outstanding.

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

•	our stock is thinly traded and you may find it difficult to sell your investment in our stock at quoted prices;
•	our stock price may fluctuate and be volatile;
•	future sales of our common stock in the public market could lower our share price;
•	we are exempt from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the Nasdaq rules, including certain rules related to board independence;
•	our corporate documents contain provisions that could discourage, delay or prevent a change in control of the company; and
•	we do not intend to declare dividends on our stock in the foreseeable future.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$10,431,068	$9,369,624
Short-term investments	14,275,494	13,573,057
Accounts receivable, net	7,313,021	6,770,838
Inventories	7,235,436	7,235,043
Other	616,166	571,527
Total current assets	39,871,185	37,520,089

Property, plant, and equipment, net	2,186,034	2,115,316
Goodwill	18,749,888	18,749,888
Other intangible assets, net	8,303,379	9,482,578
Long-term investments	2,218,223	5,344,004
Deferred tax assets and other	162,044	163,427
Total assets	$71,490,753	$73,375,302

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,644,109	$2,689,035
Income taxes payable	90,762	113,191
Accrued liabilities:
Compensation	3,536,817	4,670,640
Deferred revenue	629,538	597,524
Other	1,281,043	838,272
Total current liabilities	7,182,269	8,908,662

Accrued pension liability	360,429	308,918
Deferred rent	613,888	639,019
Other	62,426	278,780

Total liabilities	8,219,012	10,135,379

Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock $0.01 par value; 100,000,000 shares authorized, 60,914,778 and 60,436,548 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	609,149	604,368
Additional paid-in capital	145,226,680	144,430,381
Accumulated deficit	(81,907,939)	(81,005,654)
Accumulated other comprehensive loss	(656,149)	(789,172)

Total shareholders’ equity	63,271,741	63,239,923

Total liabilities and shareholders’ equity	$71,490,753	$73,375,302

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$14,064,216	$13,004,651	$27,014,349	$25,211,215
Cost of goods sold	4,658,334	4,087,165	9,152,247	7,888,359

Gross profit	9,405,882	8,917,486	17,862,102	17,322,856

Operating expenses
General and administrative	2,058,327	1,867,312	4,194,483	3,529,781
Research and development	1,031,851	1,100,056	2,322,509	2,036,934
Selling and marketing	5,347,078	5,433,439	11,002,038	11,069,201
One-time costs	-	2,177,990	-	2,311,541
Amortization of intangibles	588,646	590,858	1,179,199	1,181,716
	9,025,902	11,169,655	18,698,229	20,129,173

Operating income (loss)	379,980	(2,252,169)	(836,127)	(2,806,317)

Other income (expense)
Interest income (expense)	61,704	(376,193)	107,933	(766,262)
Other income	6,192	-	6,364	-
Foreign currency exchange gain (loss)	33,453	(17,844)	46,193	(25,406)
	101,349	(394,037)	160,490	(791,668)

Income (loss) before income taxes	481,329	(2,646,206)	(675,637)	(3,597,985)

Income tax expense	61,700	18,561	115,151	33,190

Net income (loss)	$419,629	$(2,664,767)	$(790,788)	$(3,631,175)

Basic net income (loss) per common share	$0.01	$(0.10)	$(0.01)	$(0.14)
Diluted net income (loss) per common share	$0.01	$(0.10)	$(0.01)	$(0.14)

Weighted average common shares outstanding:
Basic	59,895,208	25,518,330	59,767,542	25,446,765
Diluted	60,349,266	25,518,330	59,767,542	25,446,765

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Net income (loss)	$419,629	$(2,664,767)	$(790,788)	$(3,631,175)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	109,348	(50,278)	130,772	(24,622)
Unrealized loss on available-for-sale investments	8,065	-	7,860	-
Pension adjustments	(4,041)	12,491	(5,609)	3,917
Total other comprehensive income (loss), net of tax	113,372	(37,787)	133,023	(20,705)
Comprehensive income (loss)	$533,001	$(2,702,554)	$(657,765)	$(3,651,880)

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2017
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2016	60,436,548	$604,367	$144,430,382	$(81,005,654)	$(789,172)	$63,239,923

Share-based compensation and vesting of restricted stock	486,080	4,861	698,459	-	-	703,320

Proceeds from exercise of stock options, net of shares exchanged	(7,850)	(79)	(13,658)			(13,737)

Adoption of ASU 2016-09	-	-	111,497	(111,497)		-

Comprehensive loss	-	-	-	(790,788)	133,023	(657,765)

Balance at June 30, 2017	60,914,778	$609,149	$145,226,680	$(81,907,939)	$(656,149)	$63,271,741

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(790,788)	$(3,631,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,544,473	1,590,903
Loss on disposal of equipment	233	-
Share-based compensation expense	703,320	224,999
Amortization of premium on available-for-sale securities	68,829	-
Deferred tax benefit (expense)	6,764	(1,161)
Deferred rent	(14,983)	9,895
Amortization of discount on related party debt	-	554,247
Long term incentive plan benefit	-	(46,870)
Proceeds from restricted stock exchanged for taxes	(17,690)	(57,343)
Changes in operating assets and liabilities:
Accounts receivable, net	(402,955)	1,691,231
Inventories	7,333	(1,096,308)
Other current assets	(31,230)	68,790
Accounts payable	(1,050,123)	104,130
Interest payable	-	178,359
Accrued compensation	(1,349,293)	1,059,496
Accrued liabilities, other	384,213	118,912
Accrued pension liability	27,338	42,862
Deferred revenue	24,402	250,679
Net cash provided by (used in) operating activities	(890,157)	1,061,646

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	4,800,000	-
Purchases of available-for-sale securities	(2,438,322)	-
Purchases of property, plant and equipment	(398,426)	(166,976)
Net cash provided by (used in) investing activities	1,963,252	(166,976)

Cash flows from financing activities:
Borrowings from line of credit	3,033,385	2,646,500
Repayments of line of credit	(3,033,385)	(2,646,500)
Proceeds from exercise of stock options	3,953	-
Net cash provided by financing activities	3,953	-

Effect of exchange rates on cash and cash equivalents	(15,604)	(4,184)

Net increase in cash and cash equivalents	1,061,444	890,486

Cash and cash equivalents at beginning of period	9,369,624	1,976,594

Cash and cash equivalents at end of period	$10,431,068	$2,867,080

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$135,936	$19,378
Cash paid during the period for interest	$13,625	$34,061

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Cogentix Medical is a global medical device company headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom.  We design, develop, manufacture and market a robust line of high performance fiberoptic and video endoscopy products under the PrimeSightTM brand that are used across multiple surgical specialties in diagnostic and treatment procedures, with our focus being on the urology market.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation (“PTNS”), for the office-based treatment of overactive bladder (“OAB”).  OAB is a chronic condition that affects approximately 40 million adults in the U.S.  The symptoms include urinary urgency, frequency and urge incontinence.  We also offer Macroplastique® Implants, an injectable urethral bulking agent for the treatment of adult female stress urinary incontinence that is primarily due to intrinsic sphincter deficiency.  Outside the U.S., we market additional bulking agents: PTQ® for the treatment if fecal incontinence and VOX® for vocal cord augmentation.

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

The Condensed Consolidated Financial Statements presented herein as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016, reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, the determination of recoverability of long-lived and intangible assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-K for the year ended December 31, 2016.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the six months ended June 30, 2017 and we have made no changes to these policies during 2017 other than for the adoption of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  Under the new ASU we no longer account for forfeitures throughout the vesting period and instead account for them in the period in which they occur.  We also recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statements of operations instead of within the consolidated statement of shareholders’ equity.

Note 2. Goodwill and Other Intangible Assets

Goodwill

There was no change in the goodwill balance as of June 30, 2017 as compared to December 31, 2016.

Other Intangible Assets

Other intangible assets consisted of approximately the following at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life
Developed technology	$6,200,000	$1,993,000	4.75	$6,200,000	$1,550,000	5.25
Patents	5,653,000	5,628,000	7.75	5,653,000	5,616,000	8.25
Trademarks and trade names	190,000	79,000	7.75	190,000	74,000	8.25
Customer relationships	7,270,000	3,310,000	2.75	7,270,000	2,590,000	3.25
	$19,313,000	$11,010,000		$19,313,000	$9,830,000
Accumulated amortization	11,010,000			9,830,000

Net book value of amortizable intangible assets	$8,303,000		3.73	$9,483,000		4.23

For the six months ended June 30, 2017 and 2016, amortization of intangible assets charged to operations was approximately $1,179,000 and $1,182,000, respectively.

Estimated amortization expense for all intangible assets as of June 30, 2017 is approximately as follows:

July 1, 2017 through December 31, 2017	$1,174,000
2018	2,347,000
2019	2,341,000
2020	1,254,000
2021	894,000
Thereafter	293,000
Total	8,303,000

Note 3. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period.  We adopted this standard as of January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.  Under the new ASU we no longer account for forfeitures throughout the vesting period and instead account for them in the period in which they occur.  We also recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statements of operations instead of within the consolidated statement of shareholders’ equity.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU is in response to diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and provides guidance on eight specific cash flow classification issues.  It will be effective for reporting periods beginning after December 15, 2017, and interim periods within that reporting period.  Early adoption is permitted, including adoption in an interim period.  The Company adopted this standard as of January 1, 2017.  The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.”  This ASU is intended to provide guidance about which changes to the terms or conditions on a share-based payment aware require and entity to apply modification accounting.   This new standard is effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period.  The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities” related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendment is effective for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as amended by ASU 2015-14, “Deferral of Effective Date”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The provisions can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We plan to adopt this ASU effective January 1, 2018 using the cumulative-effect adjustment method.  The Company has completed the assessment of this ASU on each of our revenue streams and believes the impact on our consolidated financial statements will be immaterial.  For each of our products, revenue will still be recognized when title passes to the customer, generally upon shipment.  Revenue for service repairs of equipment will continue to be recognized after service has been completed, and service contract revenue will be recognized ratably over the term of the contract.

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

The following table shows our cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of June 30, 2017:

	June 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash	$2,290,062	$-	$-	$2,290,062	$2,290,062	$-	$-

Level 1:
Money market funds	8,141,006	-	-	8,141,006	8,141,006	-	-
Subtotal	8,141,006	-	-	8,141,006	8,141,006	-	-

Level 2:
Certificates of deposit	2,160,000	-	(936)	2,159,064	-	1,439,326	719,738
Commercial paper	1,190,110	-	(238)	1,189,872	-	1,189,872	-
Corporate notes/bonds	9,656,454	-	(6,198)	9,650,256	-	9,650,256	-
U.S. government agencies	3,500,642	-	(6,117)	3,494,525	-	1,996,040	1,498,485
Subtotal	16,507,206	-	(13,489)	16,493,717	-	14,275,494	2,218,223

Total	$26,938,274	$-	$(13,489)	$26,924,785	$10,431,068	$14,275,494	$2,218,223

We consider all cash on-hand and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  We classify marketable securities having original maturities of more than three months when purchased and remaining maturities of one year or less as short-term investments and marketable securities with remaining maturities of more than one year as long-term investments.  We further classify marketable securities as available-for-sale.  We have not designated any of our marketable securities as trading securities or as held to maturity. We may sell any of our marketable securities prior to their stated maturities for strategic reason including, but not limited to, anticipation of credit deterioration and duration management. The long term securities have a contractual term that ranges from November to December 2018.

We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature.  We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer.

Cash and cash equivalents include highly liquid money market funds and debt securities with original maturities of three months or less totaling approximately $10.4 million and approximately $9.4 million at June 30, 2017 and December 31, 2016, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled approximately $669,000 and approximately $507,000 at June 30, 2017 and December 31, 2016, respectively.

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

Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at $2.5 million; or (b) $7 million.  As of June 30, 2017, based on eligible receivables and inventory, our total available borrowing base was approximately $6,110,000.  We did not have any borrowings under the facility as of June 30, 2017.

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

Note 6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Inventories consist of approximately the following:

	June 30, 2017	December 31, 2016

Raw materials	$4,959,000	$4,483,000
Work-in-process	184,000	462,000
Finished goods	2,092,000	2,290,000

Total inventory	$7,235,000	$7,235,000

Note 7. Net Income (Loss) per Common Share

We calculate basic net income (loss) per common share amounts by dividing net income (loss) by the weighted-average common shares outstanding.  For calculating diluted net income (loss) per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  The following table sets forth the computation of our basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$419,629	$(2,664,767)	$(790,788)	$(3,631,175)

Weighted average shares outstanding - Basic	59,895,208	25,518,330	59,767,542	25,446,765
Dilutive impact of common stock equivalents outstanding	454,058	-	-	-
Weighted Averages shares used to compute diluted net income (loss) per shares	60,349,266	25,518,330	59,767,542	25,446,765

Net income (loss) per share – Basic	$0.01	$(0.10)	$(0.01)	$(0.14)
Net income (loss) per share – Diluted	$0.01	$(0.10)	$(0.01)	$(0.14)

The following options are excluded from our EPS calculations because they are antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock	-	417,742	819,725	417,742
Common stock options	1,985,541	2,170,278	2,660,841	2,170,278
Stock warrants	-	376,123	-	376,123
	1,985,541	2,964,143	3,480,566	2,964,143

Note 8. Shareholders’ Equity

Share-based compensation.  On June 30, 2017, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control (as defined in the 2015 Plan) and the Company is not the surviving entity, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately if they are not assumed or replaced with equivalent grants.  If the Company is the surviving entity, there is no accelerated vesting of equity grants solely upon a change in control.  In 2016, the Company experienced a change in control for which it was the surviving entity.  Outstanding grants will vest if a participant’s employment or other service with the Company is terminated, without cause or by the participant for good reason, within two years of the November 3, 2016 change in control.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 12,270 shares remain available for grant on June 30, 2017.

We grant options at the discretion of our directors.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 2,660,841 shares of common stock granted under the 2015 Plan or predecessor companies’ plans.  Options generally expire over a period ranging from seven to ten years from date of grant and vest at varying rates ranging up to three years.  The options granted under the 2015 Plan generally provide for the exercise of options during a limited period following termination of employment, death or disability.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the six months ended June 30:

2017

Expected life in years	3.00
Risk-free interest rate	1.45%
Expected volatility	66.89%
Expected dividend yield	0%
Weighted-average grant date fair value	$0.74

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

The following table summarizes the activity related to our stock options during the six months ended June 30, 2017:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at December 31, 2016	1,680,990	$3.54	6.55	$752,290
Options granted	1,042,809	1.65
Options exercised	(2,411)	1.64
Options surrendered	(60,547)	$5.71

Outstanding at June 30, 2017	2,660,841	$2.75	6.56	$585,776

Exercisable at June 30, 2017	999,104	$4.91	3.58	$114,561

The total fair value of stock options that vested during the six months ended June, 2017 and 2016 was approximately $155,000 and $252,000, respectively.

We grant restricted shares at the discretion of our directors with vesting terms ranging from six months to one year.  The following table summarizes the activity related to our restricted shares during the six months ended June 30, 2017:

	Number of restricted shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at December 31, 2016	992,548	$1.30	1.35	$1,995,021
Shares granted	542,541	1.67
Shares vested	(658,903)	1.40		$1,146,491
Shares surrendered	(56,461)	1.62

Balance at June 30, 2017	819,725	$1.45	1.59	$1,426,322

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock at the end of each period.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $703,000 and $225,000 in share-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

On June 30, 2017, we had approximately $1,009,000 of unrecognized share-based compensation expense related to stock options that we expect to recognize over a weighted-average period of approximately 2.58 years.

On June 30, 2017, we had approximately $1,020,000 of unrecognized share-based compensation expense related to restricted shares that we expect to recognize over a weighted-average period of approximately 1.59 years.

Note 9. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $322,000 and $305,000 for the six months ended June 30, 2017, and 2016, respectively.

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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Gross service cost	$24,000	$28,000	$48,000	$56,000
Interest cost	23,000	29,000	46,000	58,000
Expected return on assets	(21,000)	(24,000)	(42,000)	(49,000)
Amortization	-	(1,000)	-	(3,000)
Net periodic retirement cost	$26,000	$32,000	$52,000	$62,000

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

 Information regarding geographic area net sales to customers for the three and six months ended June 30, is approximately as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended June 30, 2017	$10,346,000	$3,718,000	$14,064,000

Three months ended June 30, 2016	$9,623,000	$3,382,000	$13,005,000

Six months ended June 30, 2017	$19,575,000	$7,439,000	$27,014,000

Six months ended June 30, 2016	$18,540,000	$6,671,000	$25,211,000

(1)	No other country accounts for 10% of more of the consolidated net sales.

Information regarding geographic area long-lived assets is approximately as follows:

	United States	United Kingdom/ The Netherlands	Consolidated

June 30, 2017	$1,710,000	$476,000	$2,186,000

December 31, 2016	$1,676,000	$439,000	$2,115,000

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

Note 11. Subsequent Event

On July 25, 2017, we purchased all of the outstanding shares of Genesis Medical Holdings, Ltd (“Genesis”), a London, UK based distributor of medical products to the urology and gynecology markets. Genesis has been the exclusive UK distributor of our PrimeSight urology technology since 2013.  We believe this is a complimentary acquisition for us as it furthers our direct sales efforts in the UK.

The terms of the acquisition included an upfront cash payment of £200,000 (approximately $260,000) for the tangible net assets of Genesis, subject to change based on the preparation of a schedule of net assets of Genesis as of the closing date.  Further, we will pay £415,000 (approximately $540,000 using the July 25, 2017 exchange rate) at the rate of 5% of revenues for the ongoing business.  If certain revenue targets are achieved for the twelve months ended March 31, 2019, we will pay an additional £100,000.  A preliminary purchase price allocation, estimated acquisition costs and proforma financial information are not available due to the timing of the acquisition.

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

Overview

Cogentix Medical is a global medical device company headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom.  We design, develop, manufacture and market a robust line of high performance fiberoptic and video endoscopy products under the PrimeSightTM brand that are used across multiple surgical specialties in diagnostic and treatment procedures, with our focus being on the urology market.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation (“PTNS”), for the office-based treatment of overactive bladder (“OAB”).  OAB is a chronic condition that affects approximately 40 million adults in the U.S.  The symptoms include urinary urgency, frequency and urge incontinence.  We also offer Macroplastique® Implants, an injectable urethral bulking agent for the treatment of adult female stress urinary incontinence that is primarily due to intrinsic sphincter deficiency.  Outside the U.S., we market additional bulking agents: PTQ® for the treatment if fecal incontinence and VOX® for vocal cord augmentation.

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

We have identified in our annual report on Form 10-K for the year ended December 31, 2016, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the six months ended June 30, 2017.

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Net Sales:  Consolidated net sales of $14,064,000 in the current period represented a $1,059,000 increase, or 8.1%, over net sales of $13,005,000 in the prior period.  The increase is primarily due to a $1,200,000 net increase in revenue from the Urology product lines, which is comprised of the PrimeSight, Urgent PC and Macroplastique products, and is offset by a $141,000 net decrease in revenue from the non-core Airway Management and Industrial product lines.

Consolidated net sales for PrimeSight urology products of $4,983,000 in the current period represented a $1,606,000 increase, or 48%, over net sales of $3,377,000 in the prior period.  The increase is primarily due to our sales force becoming more proficient in selling this technology as well the fact that our PrimeSight technology platform meets the needs of our medical customers for always ready, always sterile flexible endoscopy solutions. Our urology PrimeSight products have been clinically proven to reduce the risk of cross contamination associated with the reuse or reprocessing of difficult to clean conventional endoscopes and they also reduce the typical 45-minute reprocessing time to less than 10 minutes, allowing for greater patient throughput, increased physician productivity and ultimately economic benefit for our customers.

Consolidated net sales of our Urgent PC System of $5,262,000 in the current period represented a $141,000 decrease, or 3%, when compared to net sales of $5,403,000 in the prior period.  U.S. unit growth of 5% was offset by a 5% decline in average selling price.  U.S. unit growth was due primarily to sales execution and increased penetration in existing accounts, as well as increased new account conversions.  Our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.  The decrease in average selling price is primarily due to a new entrant into the market.

Consolidated net sales of our Macroplastique product of $1,742,000 in the current period represented a $243,000 decrease, or 12%, over net sales of $1,985,000 in the prior period.  Macroplastique serves a small market, and the focus of our sales force has been on growing our PrimeSight Urology and Urgent PC products.

Consolidated net sales of our non-urology products (Airway Management and Industrial Boroscopes) of $1,792,000 in the current period represented a $141,000 decrease, or 7%, over net sales of $1,933,000 in the prior period.  The decrease is primarily due to our increased focus on Urology products.  Additionally, we have begun to explore strategic alternatives for our non-Urology Airway Management and Industrial product lines.

Consolidated net sales to customers in the U.S. of $10,346,000 in the current period represented an increase of $723,000, or 8%, over net sales of $9,623,000 in the prior period. Consolidated net sales to customers outside the U.S. of $3,718,000 in the current period represented an increase of $336,000, or 10%, over net sales of $3,382,000 in the prior period.

Gross Profit:  Gross profit was $9,406,000, or 66.9% of net sales in the current period, compared to $8,917,000, or 68.6% of net sales in the prior period.  The change in gross profit percentage is attributed primarily to product mix, as revenue from our PrimeSight products were a higher proportion of total sales in the current quarter as compared to the same period of the prior year, and our PrimeSight products have a lower gross margin than Urgent PC and Macroplastique.

Operating Expenses: Operating expenses in the current period totaled approximately $9,026,000, compared to approximately $11,170,000 in the prior period.  Operating expenses included:

General and Administrative Expenses (G&A):  G&A expenses of $2,058,000 in the current period increased $191,000 from $1,867,000 in the prior period.  The increase is attributed primarily to increased share based compensation and business development costs.

Research and Development Expenses (R&D):  R&D expenses of $1,032,000 in the current period decreased $68,000 from $1,100,000 in the prior period.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,347,000 in the current period decreased $86,000, from $5,433,000 in the prior period.   The decrease is attributed primarily to $372,000 for an IRS tax refund related to Medical Device taxes paid in 2013 -2015 and is partially offset by increased personnel costs.

One-time Costs: One-time costs in the prior period related to the proxy contest settlement between the Company and Mr. Lewis Pell (a current director) and related litigation.  These fees included $678,000 of professional fees (primarily legal) and $1,500,000 of severance costs for the Company’s former CEO.  There were no similar costs in the current period.

Amortization of Intangibles: Amortization of intangibles was $589,000 in the current period compared to $591,000 in the prior period.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $101,000 in the current period compared to net other expense of $394,000 in the prior period.  Other income in the current quarter is primarily interest income from our investments.  Interest expense in the prior year is primarily due to interest on related party debt that was converted into equity in the fourth quarter of 2016.

Income Tax Expense:  We recorded income tax expense of approximately $62,000 in the current period and $19,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net Sales:  Consolidated net sales of $27,014,000 in the current period represented a $1,803,000 increase, or 7.2%, over net sales of $25,211,000 in the prior period.  The increase is primarily due to a $2,322,000 net increase in revenue from the Urology product lines, which is comprised of the PrimeSight, Urgent PC and Macroplastique products, and is offset by a $519,000 net decrease in revenue from the Airway Management and Industrial product lines.

Consolidated net sales for PrimeSight urology products of $9,441,000 in the current period represented a $2,978,000 increase, or 46%, over net sales of $6,463,000 in the prior period.  The increase is primarily due to our sales force becoming more proficient in selling this technology as well the fact that our PrimeSight technology platform meets the needs of our medical customers for always ready, always sterile flexible endoscopy solutions. Our urology PrimeSight products have been clinically proven to reduce the risk of cross contamination associated with the reuse or reprocessing of difficult to clean conventional endoscopes and they also reduce the typical 45-minute reprocessing time to less than 10 minutes, allowing for greater patient throughput, increased physician productivity and ultimately economic benefit for our customers.

Consolidated net sales of our Urgent PC System of $10,242,000 in the current period represented a $268,000 decrease, or 3%, when compared to net sales of $10,510,000 in the prior period.  U.S. unit growth of 3% was offset by a 5% decline in average selling price.  U.S. unit growth was due primarily to sales execution and increased penetration in existing accounts.  Our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.  The decrease in average selling price is primarily due to a new entrant into the market.

Consolidated net sales of our Macroplastique product of $3,522,000 in the current period represented a $317,000 decrease, or 8%, over net sales of $3,839,000 in the prior period.  Macroplastique serves a small market, and the focus of our sales force has been on growing our PrimeSight Urology and Urgent PC products.

Consolidated net sales of our non-Urology products of $3,288,000 in the current period represented a $519,000 decrease, or 14%, over net sales of $3,807,000 in the prior period.  The decrease is primarily due to our increased focus on Urology products.

Consolidated net sales to customers in the U.S. of $19,575,000 in the current period represented an increase of $1,035,000, or 6%, over net sales of $18,540,000 in the prior period. Consolidated net sales to customers outside the U.S. of $7,439,000 in the current period represented an increase of $768,000, or 12%, over net sales of $6,671,000 in the prior period.

Gross Profit:  Gross profit was $17,862,000, or 66.1% of net sales in the current period, compared to $17,323,000, or 68.7% of net sales in the prior period.  The change in gross profit percentage is attributed primarily to product mix, as revenue from our PrimeSight products were a higher proportion of total sales in the current year as compared to the same period of the prior year, and our PrimeSight products have a lower gross margin than Urgent PC and Macroplastique.

Operating Expenses: Operating expenses in the current period totaled approximately $18,698,000, compared to approximately $20,129,000 in the prior period.  Operating expenses included:

General and Administrative Expenses (G&A):  G&A expenses of $4,194,000 in the current period increased $665,000 from $3,530,000 in the prior period.  The increase is attributed primarily to higher share based compensation and business development costs.

Research and Development Expenses (R&D):  R&D expenses of $2,323,000 in the current period increased $286,000 from $2,037,000 in the prior period.  The increase is attributed to ongoing enhancements to our PrimeSight  product line.

Selling and Marketing Expenses (S&M):  S&M expenses of $11,002,000 in the current period decreased $67,000, from $11,069,000 in the prior period.  The decrease is attributed primarily to $372,000 for an IRS tax refund related to Medical Device taxes paid in 2013 -2015 and is partially offset by increased personnel costs.

One-time Costs: One-time costs in the prior period related to the proxy contest settlement between the Company and Mr. Lewis Pell and related litigation in connection with the 2015Annual Meeting.  These fees included $812,000 of professional fees (primarily legal) and $1,500,000 of severance costs for the Company’s former CEO.  There were no similar costs in the current period.

Amortization of Intangibles: Amortization of intangibles was $1,179,000 in the current period compared to $1,182,000 in the prior period.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $160,000 in the current period compared to net other expense of $792,000 in the prior period.  Other income in the current year is primarily interest income from our investments.  Interest expense in the prior year is primarily due to interest on related party debt that was converted into equity in the fourth quarter of 2016.

Income Tax Expense:  We recorded income tax expense of approximately $115,000 in the current period and $33,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following tables reconcile our operating income/loss calculated in accordance with GAAP to non-GAAP financial measures that exclude non-cash charges for share-based compensation expense, depreciation and amortization.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, nor superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

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

Our non-GAAP cash operating income, excluding non-cash expenses, during the three months ended June 30, 2017 was $1,509,000 and our non-GAAP cash operating income, excluding non-cash expenses and one-time costs, for the three months ended June 30, 2016 was $826,000.

		Expense Adjustments
Three-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
June 30, 2017
Gross profit	$9,405,882	$4,380	$-	$46,779	$-	$9,457,041
% of net sales	66.9%					67.2%
Operating expenses
General and administrative	2,058,327	(302,583)	-	(50,187)	-	1,705,557
Research and development	1,031,851	(9,289)	-	(4,646)	-	1,017,916
Selling and marketing	5,347,078	(37,830)	-	(84,404)	-	5,224,844
Amortization	588,646	-	-	-	(588,646)	-
Total operating expenses	$9,025,902	$(349,702)	$-	$(139,237)	$(588,646)	$7,948,317

Operating income	$379,980	$354,082	$-	$186,016	$588,646	$1,508,724

June 30, 2016
Gross profit	$8,917,486	$17,586	$-	$42,832	$-	$8,977,904
% of net sales	68.6%					69.0%
Operating expenses
General and administrative	1,867,312	(112,863)	25,122	(51,957)	-	1,727,614
Research and development	1,100,056	(15,464)	-	(591)	-	1,084,001
Selling and marketing	5,433,439	5,307	-	(98,052)	-	5,340,694
Amortization	590,858	-	-	-	(590,858)	-
One-time costs	2,177,990	-	-	-	-	2,177,990
Total operating expenses	$11,169,655	$(123,020)	$25,122	$(150,600)	$(590,858)	$10,330,299

Operating income (loss)	$(2,252,169)	$140,606	$(25,122)	$193,432	$590,858	$(1,352,395)
One-time costs	2,177,990					2,177,990
Cash operating income excluding one-time costs						$825,595

Our non-GAAP cash operating income, excluding non-cash expenses, during the six months ended June 30, 2017 was $1,412,000 and our non-GAAP cash operating income, excluding non-cash expenses and one-time costs for the six months ended June 30, 2016 was $1,274,000.

		Expense Adjustments
Six-Months Ended	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
June 30, 2017
Gross profit	$17,862,102	$11,815	$-	$86,136	$-	$17,960,053
% of net sales	66.1%					66.5%
Operating expenses
General and administrative	4,194,483	(605,909)	-	(99,439)	-	3,489,135
Research and development	2,322,509	(19,398)	-	(5,334)	-	2,297,777
Selling and marketing	11,002,038	(66,198)	-	(174,365)	-	10,761,475
Amortization	1,179,199	-	-	-	(1,179,199)	-
Total operating expenses	$18,698,229	$(691,505)	-	(279,138)	$(1,179,199)	$16,548,387

Operating income (loss)	$(836,127)	$703,320	$-	$365,274	$1,179,199	$1,411,666

June 30, 2016
Gross profit	$17,322,856	$22,254	$-	$93,280	$-	$17,438,390
% of net sales	68.7%					69.2%
Operating expenses
General and administrative	3,529,781	(140,452)	46,870	(105,442)	-	3,330,757
Research and development	2,036,934	(8,665)	-	(1,181)	-	2,027,088
Selling and marketing	11,069,201	(53,628)	-	(209,284)	-	10,806,289
Amortization	1,181,716	-	-	-	(1,181,716)	-
One-time costs	2,311,541	-	-	-	-	2,311,541
Total operating expenses	$20,129,173	$(202,745)	$46,870	$(315,907)	$(1,181,716)	$18,475,675

Operating income (loss)	$(2,806,317)	$224,999	$46,870	$(315,907)	$1,181,716	$(1,037,285)
One-time costs	2,311,541					$2,311,541
Cash operating income excluding one-time costs						$1,274,256

Liquidity and Capital Resources

Cash Flows.

At June 30, 2017, our cash, cash equivalents and investments totaled $26,925,000. Our net working capital as of June 30, 2017, totaled approximately $32,689,000.

For the six months ended June 30, 2017, cash used in operating activities was $890,000, compared to cash provided by operating activities of $1,062,000 during the six months ended June 30, 2016.  For the six months ended June 30, 2017, we incurred a net loss of $791,000.  Significant non-cash expenses incurred in this period include depreciation and amortization expense of $1,544,000 and share based compensation of $703,000.  Working capital changes that used cash include lower accrued compensation, lower accounts payable, higher accounts receivable, and higher accrued liabilities.  For the six months ended June 30, 2016, we incurred a net loss of $3,631,000.  Significant non-cash expenses incurred in this period include depreciation and amortization expense of $1,591,000 and share based compensation of $225,000.  Working capital changes that provided cash include lower accounts receivables and higher accrued compensation, while cash was used as a result of inventories increasing.

 During the six months ended June 30, 2017, cash provided by investing activities included $4,800,000 of proceeds from the maturity of available-for-sale securities, partially offset by $2,438,000 in purchases of available-for-sale securities and $398,000 for the purchase of property, plant, and equipment.  During the six months ended June 30, 2016, we used $167,000 of net cash for the purchase of property, plant, and equipment.

Sources of Liquidity.

In addition to our cash and investments, we have a secured revolving credit facility (“Facility”), subject to eligible accounts receivable and inventory.  Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at $2.5 million; or (b) $7 million.  As of June 30, 2017, based on eligible receivables and inventory, our total available borrowing base was approximately $6,110,000.  We did not have any borrowings under the Facility as of June 30, 2017.

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

Changes In Internal Controls Over Financial Reporting.

Based on the evaluation conducted by our management, with the participation of the principal executive officer, principal financial officer and principal accounting officer, pursuant to Rules 13a-15(d) and 15d-15(d) promulgated under the Exchange Act, our management (including such officers) have concluded that there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred since March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PARTII.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit	Method of Filing

10.1*	Fifth Amendment dated May 9, 2017, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien SalAs LLC	Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 12, 2017 (File No. 000-20970)

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
Financial Statements for the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
Filed herewith

*	Portions of this exhibit have been exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENTIX MEDICAL, INC.

Date: August 11, 2017	By:	/s/ DARIN HAMMERS
Darin Hammers
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2017	By:	/s/ BRETT REYNOLDS
Brett Reynolds
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit	Method of Filing

10.1*	Fifth Amendment dated May 9, 2017, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien Sales LLC	Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 12, 2017 (File No. 000-20970)

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
Financial Statements for the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
Filed herewith

*	Portions of this exhibit have been exhibit have been omitted pursuant to a request for confidential treatment