Form 10-Q
period 2017-09-30
COGENTIX MEDICAL INC /DE/
filed 2017-11-13
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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

As of November 6, 2017 the registrant had 60,905,666 shares of common stock outstanding.

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

•	our stock is thinly traded and you may find it difficult to sell your investment in our stock at quoted prices;
•	our stock price may fluctuate and be volatile;
•	future sales of our common stock in the public market could lower our share price;
•	we are exempt from certain corporate governance requirements due to our status as a "controlled company" within the meaning of the Nasdaq rules, including certain rules related to board independence;
•	our corporate documents contain provisions that could discourage, delay or prevent a change in control of the company; and
•	we do not intend to declare dividends on our stock in the foreseeable future.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$15,375,756	$9,369,624
Short-term investments	10,656,566	13,573,057
Accounts receivable, net	7,178,811	6,770,838
Inventories	7,375,504	7,235,043
Other	987,982	571,527
Total current assets	41,574,619	37,520,089

Property, plant, and equipment, net	2,466,344	2,115,316
Goodwill	19,150,849	18,749,888
Other intangible assets, net	7,969,736	9,482,578
Long-term investments	719,417	5,344,004
Equity method investment	2,000,000	-
Deferred tax assets and other	160,716	163,427
Total assets	$74,041,681	$73,375,302

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,051,979	$2,689,035
Income taxes payable	249,690	113,191
Note payable	198,174	-
Accrued liabilities:
Compensation	3,889,783	4,670,640
Deferred revenue	759,786	597,524
Accrued legal fees	56,241	34,667
Accrued foreign and domestic sales tax/VAT	476,355	327,992
Accrued employee expenses	92,134	88,557
Accrued vendor payables	826,614	190,000
Other	358,434	197,056
Total current liabilities	8,959,190	8,908,662

Accrued pension liability	244,940	308,918
Deferred rent	600,092	639,019
Note payable – long term	289,387	-
Other	329,549	278,780

Total liabilities	10,423,158	10,135,379

Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock $0.01 par value; 100,000,000 shares authorized, 60,907,834 and 60,436,548 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	609,080	604,367
Additional paid-in capital	145,660,671	144,430,382
Accumulated deficit	(82,068,028)	(81,005,654)
Accumulated other comprehensive loss	(583,200)	(789,172)

Total shareholders’ equity	63,618,523	63,239,923

Total liabilities and shareholders’ equity	$74,041,681	$73,375,302

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$13,765,065	$13,407,611	$40,779,414	$38,618,826
Cost of goods sold	4,370,408	4,369,574	13,522,655	12,257,933

Gross profit	9,394,657	9,038,037	27,256,759	26,360,893

Operating expenses
General and administrative	2,055,763	1,558,090	6,250,246	5,087,871
Research and development	1,234,468	1,218,669	3,556,977	3,255,603
Selling and marketing	5,697,552	5,203,477	16,699,590	16,272,678
One-time costs	-	(53,887)	-	2,257,654
Amortization of intangible assets	601,604	590,858	1,780,803	1,772,574
	9,589,387	8,517,207	28,287,616	28,646,380

Operating income (loss)	(194,730)	520,830	(1,030,857)	(2,285,487)

Other income (expense)
Interest income (expense)	56,745	(380,679)	164,678	(1,146,941)
Other income	1,001	-	7,365	-
Foreign currency exchange gain (loss)	3,020	(14,905)	49,213	(40,311)
	60,766	(395,584)	221,256	(1,187,252)

Income (loss) before income taxes	(133,964)	125,246	(809,601)	(3,472,739)

Income tax expense	26,125	18,932	141,276	52,122

Net income (loss)	$(160,089)	$106,314	$(950,877)	$(3,524,861)

Basic net income (loss) per common share	$0.00	$0.00	$(0.02)	$(0.14)
Diluted net income (loss) per common share	$0.00	$0.00	$(0.02)	$(0.14)

Weighted average common shares outstanding:
Basic	60,126,357	25,633,172	59,888,906	25,509,584
Diluted	60,126,357	25,748,844	59,888,906	25,509,584

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$(160,089)	$106,314	$(950,877)	$(3,524,861)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	68,184	(4,458)	198,956	(29,080)
Unrealized gain on available-for-sale investments	9,163	-	17,023	-
Pension adjustments	(4,398)	(41)	(10,007)	3,876
Total other comprehensive income (loss), net of tax	72,949	(4,499)	205,972	(25,204)
Comprehensive income (loss)	$(87,140)	$101,815	$(744,905)	$(3,550,065)

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2017
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2016	60,436,548	$604,367	$144,430,382	$(81,005,654)	$(789,172)	$63,239,923

Share-based compensation and vesting of restricted stock	474,336	4,743	1,126,739	-	-	1,131,482

Proceeds from exercise of stock options, net of shares exchanged	(3,050)	(30)	(7,947)	-	-	(7,977)

Adoption of ASU 2016-09	-	-	111,497	(111,497)	-	-

Comprehensive loss	-	-	-	(950,877)	205,972	(744,905)

Balance at September 30, 2017	60,907,834	$609,080	$145,660,671	$(82,068,028)	$(583,200)	$63,618,523

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(950,877)	$(3,524,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,336,095	2,364,673
Share-based compensation expense	1,131,482	440,000
Amortization of premium on available-for-sale securities	95,727	-
Deferred rent	(23,840)	6,836
Amortization of discount on related party debt	-	836,288
Proceeds from restricted stock exchanged for taxes	(17,690)	(57,343)
Other	8,003	(59,048)
Changes in operating assets and liabilities:
Accounts receivable, net	270,965	1,399,070
Inventories	57,344	(1,637,619)
Other current assets	(154,906)	265,395
Accounts payable	(898,771)	394,573
Interest payable	-	261,505
Accrued compensation	(1,035,278)	1,796,568
Accrued liabilities, other	657,950	213,387
Accrued pension liability	(99,389)	(45,463)
Deferred revenue	250,174	220,789
Net cash provided by operating activities	1,626,989	2,874,750

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	9,900,000	-
Purchases of available-for-sale securities	(2,438,322)	-
Purchase of equity method investment	(2,000,000)	-
Purchases of property, plant and equipment	(680,416)	(232,331)
Acquisition of business, net of cash acquired	(196,560)	-
Net cash provided by (used in) investing activities	4,584,702	(232,331)

Cash flows from financing activities:
Borrowings from line of credit	3,033,385	2,646,500
Repayments of line of credit	(3,033,385)	(2,646,500)
Payments of note payable	(7,354)	-
Payments of secured borrowings	(180,755)	-
Financing costs	-	(375,839)
Proceeds from exercise of stock options	9,713	-
Net cash used in financing activities	(178,396)	(375,839)

Effect of exchange rates on cash and cash equivalents	(27,163)	(4,949)

Net increase in cash and cash equivalents	6,006,132	2,261,631

Cash and cash equivalents at beginning of period	9,369,624	1,976,594

Cash and cash equivalents at end of period	$15,375,756	$4,238,225

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$152,941	$35,424
Cash paid during the period for interest	$13,741	$47,754
Non-cash financing activities:
Note payable issued in conjunction with acquisition of business	$617.740	-
Deferred financing costs in AP/Accruals	-	$975,061

See accompanying notes to the Condensed Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Cogentix Medical, Inc. (the “Company”) is a global medical device company headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom.  We design, develop, manufacture and market a robust line of high performance fiberoptic and video endoscopy products under the PrimeSightTM brand that are used across multiple surgical specialties in diagnostic and treatment procedures, with our focus being on the urology market.  We also offer the Urgent® PC Neuromodulation System, a device that delivers percutaneous tibial nerve stimulation (“PTNS”), for the office-based treatment of overactive bladder (“OAB”).  OAB is a chronic condition that affects approximately 40 million adults in the U.S.  The symptoms include urinary urgency, frequency and urge incontinence.  We also offer Macroplastique® Implants, an injectable urethral bulking agent for the treatment of adult female stress urinary incontinence that is primarily due to intrinsic sphincter deficiency.  Outside the U.S., we market additional bulking agents: PTQ® for the treatment if fecal incontinence and VOX® for vocal cord augmentation.

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

The Condensed Consolidated Financial Statements presented herein as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016, reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, the determination of recoverability of long-lived and intangible assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-K for the year ended December 31, 2016.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine months ended September 30, 2017. We have adopted two additional policies during 2017.  The first policy is for the adoption of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  Under the new ASU we no longer account for forfeitures of restricted stock awards and stock options throughout the vesting period and instead account for them in the period in which they occur.  We also recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statements of operations instead of within the consolidated statement of shareholders’ equity.  The second policy is for the adoption of Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures.” This ASC establishes accounting guidelines for an equity investment in which the Company has the ability to exercise significant influence, but does not have a controlling interest.  In this situation, the equity method should be applied to an investment.  Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of an entity between 20% and 50%, and other factors, such as representation on the Board of Directors, are considered in determining whether the equity method of accounting is appropriate.  We adopted this policy for our equity investment in Vensica Medical, as described in Note 12 to the financial statements.

Note 2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period.  We adopted this standard as of January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.  Under the new ASU we no longer account for forfeitures of restricted stock awards and stock options throughout the vesting period and instead account for them in the period in which they occur.  We also recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statements of operations instead of within the consolidated statement of shareholders’ equity.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting.”  This ASU is intended to provide guidance about which changes to the terms or conditions on a share-based payment award require an entity to apply modification accounting.   This new standard is effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period.  The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities” related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendment is effective for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as amended by ASU 2015-14, “Deferral of Effective Date”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The provisions can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We plan to adopt this ASU effective January 1, 2018 using the cumulative-effect adjustment method.  The Company has completed the assessment of this ASU on each of our revenue streams and, based on our review of contracts, we believe the impact on our consolidated financial statements will be immaterial.  For each of our products, revenue will still be recognized when title passes to the customer, generally upon shipment.  Revenue for service repairs of equipment will continue to be recognized after service has been completed, and service contract revenue will be recognized ratably over the term of the contract.  We are still evaluating the impact of the new revenue recognition standard on our disclosures due to the new qualitative and quantitative requirements under the standard.

Note 3.  Business Combination

The Company, through its wholly owned subsidiary, Uroplasty LTD, acquired 100% of the issued share capital in Genesis Medical Holdings LTD (“Genesis”) and its subsidiaries effective July 25, 2017 (the “Genesis Acquisition”).

The Genesis Acquisition has been accounted for in accordance with Accounting Standards Codification (ASC) Topic 805, "Business Combinations".   The terms of the Genesis Acquisition include an upfront payment equal to the estimated fair market value of the tangible net assets, approximately $280,000.  The terms also include a purchase price for the ongoing business of approximately $556,000, payable at the rate of 5% of Genesis revenue on a monthly basis.  In addition, if Genesis achieves revenue of approximately $4.7 million for the twelve months ended March 31, 2019, the Company will pay an additional amount of approximately $134,000. We have determined the likelihood of paying the $134,000 as probable.  The note payable and the contingent consideration have been discounted to a net present value equal to approximately $618,000.  All conversions between British Pounds and U.S. Dollars were computed using the July 25, 2017 exchange rate of $1.34 per £1.

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of Genesis based on their fair values at the effective date of the Acquisition. The preliminary allocation is approximately as follows:

Cash and cash equivalents	$83,891
Accounts receivable	860,734
Inventory	186,193
Tangible fixed assets	172,241
Customer relationships	268,000
Goodwill	398,190
Total assets acquired	$1,969,249

Accounts payable	$1,032,589
Deferred tax liability	50,920
Total liabilities assumed	$1,083,509

Total Purchase Price	$885,740

Cash paid to Genesis, net of cash acquired of $84,000, totaled approximately $197,000.  The remaining purchase price was financed via a note payableand contingent consideration as described above.

Legal costs directly related to the acquisition of approximately $40,000 and approximately $50,000 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

The goodwill of $398,190 resulting from the acquisition is the excess if the purchase price over the fair value of the net assets acquired.  The goodwill primarily reflects the value of enhancing our market opportunity and growth potential in the U.K.   None of the goodwill recognized is deductible for income tax purposes as it was a stock acquisition and as such, no deferred taxes have been recorded to goodwill.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following identifiable intangible asset:

	Amount	Weighted Average Life-Years
Customer relationships	$268,000	3

Note 4. Goodwill and Other Intangible Assets

Goodwill

There was no change in the goodwill balance as of September 30, 2017 as compared to December 31, 2016 other than the addition of approximately $400,000 related to the Genesis Acquisition as described in Note 3.

Other Intangible Assets

Other intangible assets consisted of approximately the following at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life
Developed technology	$6,200,000	$2,214,000	4.50	$6,200,000	$1,550,000	5.25
Patents	5,653,000	5,631,000	7.50	5,653,000	5,616,000	8.25
Trademarks and trade names	190,000	82,000	7.50	190,000	74,000	8.25
Customer relationships	7,538,000	3,684,000	2.52	7,270,000	2,590,000	3.25
	$19,581,000	$11,611,000		$19,313,000	$9,830,000
Accumulated amortization	11,611,000			9,830,000

Net book value of amortizable intangible assets	$7,970,000		3.47	$9,483,000		4.23

For the nine months ended September 30, 2017 and 2016, amortization of intangible assets charged to operations was approximately $1,781,000 and $1,773,000, respectively.

Estimated amortization expense for all intangible assets as of September 30, 2017 is approximately as follows:

October 1, 2017 through December 31, 2017	$609,000
2018	2,437,000
2019	2,430,000
2020	1,307,000
2021	894,000
Thereafter	293,000
Total	$7,970,000

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

The following table shows our cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of September 30, 2017:

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash	$4,005,930	$-	$-	$4,005,930	$4,005,930	$-	$-

Level 1:
Money market funds	11,369,826	-	-	11,369,826	11,369,826	-	-
Subtotal	11,369,826	-	-	11,369,826	11,369,826	-	-

Level 2:
Certificates of deposit	2,160,000	-	(826)	2,159,175	-	1,439,758	719,417
Commercial paper	1,194,342	114	-	1,194,456	-	1,194,456	-
Corporate notes/bonds	6,025,967	-	(1,715)	6,024,252	-	6,024,252	-
U.S. government agencies	2,000,000	-	(1,900)	1,998,100	-	1,998,100	-
Subtotal	11,380,309	-	(4,441)	11,375,983	-	10,656,566	719,417

Total	$26,756,065	$114	$(4,441)	$26,751,739	$15,375,756	$10,656,566	$719,417

We consider all cash on-hand and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  We classify marketable securities having original maturities of more than three months when purchased and remaining maturities of one year or less as short-term investments and marketable securities with remaining maturities of more than one year as long-term investments.  We further classify marketable securities as available-for-sale.  We have not designated any of our marketable securities as trading securities or as held to maturity. We may sell any of our marketable securities prior to their stated maturities for strategic reason including, but not limited to, anticipation of credit deterioration and duration management. The long-term securities have a contractual term that ranges from November 2018 to December 2018.

We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature.  We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer.

Cash and cash equivalents of approximately $15.4 million and $9.4 million at September 30, 2017 and December 31, 2016, respectively, include highly liquid money market funds and debt securities with original maturities of three months or less totaling approximately $11.4 million and $5.6 million at September 30, 2017 and December 31, 2016 respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled approximately $864,000 and approximately $507,000 at September 30, 2017 and December 31, 2016, respectively.

In connection with the Genesis Acquisition discussed in Note 3, we are required to make a payment of approximately $134,000 if certain revenue targets are achieved by Genesis for the twelve months ended March 31, 2019.   The fair value of the contingent liability recognized upon acquisition, and classified as other non-current liability, was approximately $123,000, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation included the discount rate and various probability factors. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 100%. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.

Note 6. Line of Credit

We have a loan agreement with Venture Bank, a Minnesota banking corporation, providing us with a $7.0 million secured revolving credit facility (the “Facility”), subject to eligible accounts receivable and inventory, and secured by substantially all our assets.  The Facility was amended in March 2017.  Under the amended Facility, the Facility will expire on September 18, 2018.

Under the Facility, we may borrow the lesser of: (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at $2.5 million; or (b) $7 million.  As of September 30, 2017, based on eligible receivables and inventory, our total available borrowing base was approximately $6,250,000.  We did not have any borrowings under the facility as of September 30, 2017.

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

Genesis has a Factoring Agreement with Lloyds Bank in the United Kingdom.  Pursuant to the terms of the Factoring Agreement, Genesis may offer for sale, and Lloyd’s Bank may purchase, certain accounts receivable of Genesis. The Factoring Agreement was last amended on March 6, 2017.  The maximum amount that can be factored at any given period is approximately $470,000.  As of September 30, 2017, the factoring balance was approximately $64,000.

Note 7. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Inventories consist of approximately the following:

	September 30, 2017	December 31, 2016

Raw materials	$4,437,000	$4,483,000
Work-in-process	180,000	462,000
Finished goods	2,758,000	2,290,000

Total inventory	$7,375,000	$7,235,000

Note 8. Net Income (Loss) per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(160,089)	$106,314	$(950,877)	$(3,524,861)

Weighted average shares outstanding - basic	60,126,357	25,633,172	59,888,906	25,509,584
Dilutive impact of common stock equivalents outstanding	-	115,672	-	-
Weighted Averages shares used to compute diluted net income (loss) per share	60,126,357	25,748,844	59,888,906	25,509,584

Net income (loss) per share – basic	$0.00	$0.00	$(0.02)	$(0.14)
Net income (loss) per share – diluted	$0.00	$0.00	$(0.02)	$(0.14)

The following common stock equivalents are excluded from our EPS calculations because they are antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock	774,647	305,432	774,647	899,333
Common stock options	2,618,768	1,549,905	2,618,769	1,699,905
Common stock warrants	-	376,123	-	376,123
	3,393,415	2,231,460	3,393,415	2,975,361

Note 9. Shareholders’ Equity

Share-based compensation.  On September 30, 2017, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control (as defined in the 2015 Plan) and the Company is not the surviving entity, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately if they are not assumed or replaced with equivalent grants.  If the Company is the surviving entity, there is no accelerated vesting of equity grants solely upon a change in control.  In 2016, the Company experienced a change in control for which it was the surviving entity.  Outstanding grants will vest if a participant’s employment or other service with the Company is terminated, without cause or by the participant for good reason, within two years of the November 3, 2016 change in control.  Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 64,223 shares remain available for grant on September 30, 2017.

We grant options at the discretion of our directors.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 2,618,768 shares of common stock granted under the 2015 Plan or predecessor companies’ plans.  Options generally expire over a period ranging from seven to ten years from date of grant and vest at varying rates ranging up to three years.  The options granted under the 2015 Plan generally provide for the exercise of options during a limited period following termination of employment, death or disability.

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

The following table summarizes the activity related to our stock options during the nine months ended September 30, 2017:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at December 31, 2016	1,680,990	$3.54	6.55	$752,290
Options granted	1,042,809	1.65
Options exercised	(7,211)	1.35
Options surrendered	(97,820)	4.53

Outstanding at September 30, 2017	2,618,768	$2.76	6.27	$2,151,629

Exercisable at September 30, 2017	1,095,392	$4.56	3.44	$492,887

The total fair value of stock options that vested during the nine months ended September 30, 2017 and 2016 was approximately $223,000 and $268,000, respectively.

We grant restricted shares at the discretion of our directors with vesting terms ranging from six months to three years.  The following table summarizes the activity related to our restricted shares during the nine months ended September 30, 2017:

	Number of restricted shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at December 31, 2016	992,548	$1.30	1.35	$1,995,021
Shares granted	542,541	1.67
Shares vested	(692,237)	1.39		1,772,127
Shares surrendered	(68,205)	1.56

Balance at September 30, 2017	774,647	$1.46	1.72	$1,983,096

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock at the end of each period.

We recognize share-based compensation expense in our Condensed Consolidated Statements of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $1,131,000 and $440,000 in share-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

On September 30, 2017, we had approximately $883,000 of unrecognized share-based compensation expense related to stock options that we expect to recognize over a weighted-average period of approximately 2.37 years.

On September 30, 2017, we had approximately $684,000 of unrecognized share-based compensation expense related to restricted shares that we expect to recognize over a weighted-average period of approximately 1.72 years.

Note 10. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $432,000 and $308,000 for the nine months ended September 30, 2017, and 2016, respectively.

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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gross service cost	$26,000	$28,000	$75,000	$83,000
Interest cost	25,000	29,000	71,000	87,000
Expected return on assets	(23,000)	(24,000)	(65,000)	(72,000)
Amortization	(1,000)	(2,000)	(1,000)	(5,000)
Net periodic retirement cost	$27,000	$31,000	$80,000	$93,000

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

 Information regarding geographic area net sales to customers for the three and nine months ended September 30, is approximately as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended September 30, 2017	$10,415,000	$3,350,000	$13,765,000

Three months ended September 30, 2016	$10,701,000	$2,707,000	$13,408,000

Nine months ended September 30, 2017	$29,990,000	$10,789,000	$40,779,000

Nine months ended September 30, 2016	$28,877,000	$9,742,000	$38,619,000

(1)	No other country accounts for 10% of more of the consolidated net sales.

Information regarding geographic area long-lived assets is approximately as follows:

	United States	United Kingdom/ The Netherlands	Consolidated

September 30, 2017	$1,805,000	$661,000	$2,466,000

December 31, 2016	$1,676,000	$439,000	$2,115,000

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

Note 12. Equity Investment

ASC 323, “Investments – Equity Method and Joint Ventures,” establishes accounting guidelines for an equity investment in which the Company has the ability to exercise significant influence, but does not have a controlling interest.  In this situation, the equity method should be applied to an investment.  Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of an entity between 20% and 50%, and other factors, such as representation on the Board of Directors, are considered in determining whether the equity method of accounting is appropriate.

On September 28, 2017, we made an equity investment in Vensica Medical (“Vensica”), a privately-held Israeli-based company developing VensiCare, an ultrasound based, needle-free drug delivery system.  Our $2 million investment gave us a 20% ownership in the company and allows us to have one seat on the Vensica Medical Board of Directors along with two call options to acquire the entire company for an additional $8 million.  The investment is accounted for using the equity method of accounting because the Company has significant influence, but not control, of the entity.  Due to the timing of this investment, we did not earn any income (loss) in Vensica Medical for the three and nine-month period ended September 30, 2017.

Note 13. Subsequent Event

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

We have identified in our annual report on Form 10-K for the year ended December 31, 2016, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial condition and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the nine months ended September 30, 2017 other than for the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  Under the new ASU we no longer account for forfeitures of restricted stock awards and stock options throughout the vesting period, and instead, we account for them in the period in which they occur.  We also recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statements of operations instead of within the consolidated statement of shareholders’ equity.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Net Sales:  Consolidated net sales of $13,765,000 in the current period represented a $357,000 increase, or 2.7%, over net sales of $13,408,000 in the prior period.  The increase is primarily due to a $422,000 net increase in revenue from the Urology product lines, which is comprised of the PrimeSight, Urgent PC and other urology products, and is offset by a $65,000 net decrease in revenue from the non-core Airway Management and Industrial product lines.

Consolidated net sales for PrimeSight urology products of $4,293,000 in the current period represented a $114,000 decrease, or 2.6%, over net sales of $4,407,000 in the prior period.  Our PrimeSight endoscopes are capital purchases for our customers, and such capital sales can vary from quarter to quarter.  In the third quarter of 2016, the Company had its largest sale to date of capital equipment to one customer and there was no comparable sale in the third quarter of 2017.  Year to date through September 30, 2017, PrimeSight urology revenue has increased by 26% over the same period of 2016.

Consolidated net sales of our Urgent PC System of $5,360,000 in the current period represented a $150,000 increase, or 2.9%, when compared to net sales of $5,210,000 in the prior period. The increase is due to increased utilization within existing accounts.

Consolidated net sales of our Macroplastique product of $1,715,000 in the current period represented a $44,000 increase, or 2.6%, over net sales of $1,671,000 in the prior period.  Macroplastique serves a small market, and the focus of our sales force has been on growing sales of our PrimeSight urology and Urgent PC products.

Consolidated net sales of other urology products of $550,000 in the current period represented a $342,000 increase, or 164.4%, over net sales of $208,000 in the prior period.  The increase is due primarily to non-PrimeSight revenue from the Genesis Acquisition described in Note 3 to the financial statements.

Consolidated net sales of our non-urology products (Airway Management and Industrial Boroscopes) of $1,847,000 in the current period represented a $65,000 decrease, or 3.4%, over net sales of $1,912,000 in the prior period.  The decrease is primarily due to our increased focus on Urology products.  Additionally, we are exploring strategic alternatives for our non-Urology Airway Management and Industrial product lines.

Consolidated net sales to customers in the U.S. of $10,415,000 in the current period represented a decrease of $425,000, or 3.9%, over net sales of $10,840,000 in the prior period. Consolidated net sales to customers outside the U.S. of $3,350,000 in the current period represented an increase of $782,000, or 30.5%, over net sales of $2,568,000 in the prior period.

Gross Profit:  Gross profit was $9,395,000, or 68.3% of net sales in the current period, compared to $9,038,000, or 67.4% of net sales in the prior period.  The increase in gross profit percentage is attributed primarily to product mix.  Revenue from our higher margin Urgent PC and Macroplastique products were a higher proportion of total sales in the current quarter than the prior quarter.

Operating Expenses: Operating expenses in the current period totaled approximately $9,589,000, compared to approximately $8,517,000 in the prior period, an increase of approximately $1,072,000.  The increase was primarily attributable to share based compensation expense, business development costs, operating costs from the Genesis Acquisition described in Note 3 to the financial statements and the expansion of the U.S. sales force.  Operating expenses included:

General and Administrative Expenses (G&A):  G&A expenses of $2,056,000 in the current period increased $498,000 from $1,558,000 in the prior period.  The increase is attributed primarily to a $192,000 increase of share based compensation expense and approximately $208,000 of business development costs as well as inclusion of approximately $100,000 for the operating costs of Genesis.

Research and Development Expenses (R&D):  R&D expenses of $1,234,000 in the current period decreased $16,000 from $1,219,000 in the prior period.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,698,000 in the current period increased $494,000, from $5,203,000 in the prior period.   The increase is attributed primarily to the expansion of the U.S sales force as well as the addition of five sales personnel from the Genesis Acquisition.

One-time Costs: In the first half of 2016, the Company incurred one-time costs related to the proxy contest between the Company and Mr. Lewis Pell (a current director) and related litigation.  In the third quarter of 2016, the Company received a $54,000 refund of professional fees.  There were no similar costs or refunds in the current period.

Amortization of Intangible Assets: Amortization of intangible assets was $602,000 in the current period compared to $591,000 in the prior period.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $61,000 in the current period compared to net other expense of $396,000 in the prior period.  Other income in the current quarter is primarily interest income from our investments.  Interest expense in the prior year is primarily due to interest on related party debt that was converted into equity in the fourth quarter of 2016.

Income Tax Expense:  We recorded income tax expense of approximately $26,000 in the current period and $19,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Net Income (Loss):  Net loss was approximately $160,000 ($0.00 per share) in the current period compared to net income of approximately $106,000 ($0.00 per share) in the prior period.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Net Sales:  Consolidated net sales of $40,779,000 in the current period represented a $2,160,000 increase, or 5.6%, over net sales of $38,619,000 in the prior period.  The increase is primarily due to a $2,850,000 net increase in revenue from the Urology product lines, which is comprised of the PrimeSight, Urgent PC and other urology products, and is offset by a $572,000 net decrease in revenue from the Airway Management and Industrial product lines.

Consolidated net sales for PrimeSight urology products of $13,735,000 in the current period represented a $2,850,000 increase, or 26.2%, over net sales of $10,885,000 in the prior period.  The increase is primarily due to our sales force becoming more proficient in selling this technology as well the fact that our PrimeSight technology platform meets the needs of our medical customers for always ready, always sterile flexible endoscopy solutions. Our urology PrimeSight products have been clinically proven to reduce the risk of cross contamination associated with the reuse or reprocessing of difficult to clean conventional endoscopes and they also reduce the typical 45-minute reprocessing time to less than 10 minutes, allowing for greater patient throughput, increased physician productivity and ultimately economic benefit for our customers.

Consolidated net sales of our Urgent PC System of $15,602,000 in the current period represented a $118,000 decrease, or 0.8%, when compared to net sales of $15,720,000 in the prior period.  U.S. unit growth was offset by a 4% decline in average selling price.  U.S. unit growth was due primarily to sales execution and increased penetration in existing accounts.  Our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.  The decrease in average selling price is primarily due to the continued sales efforts of a large competitor who entered the PTNS space in the first quarter of 2016.  Average selling prices have been substantially consistent over the past four quarters.

Consolidated net sales of our Macroplastique product of $5,237,000 in the current period represented a $273,000 decrease, or 5.0%, over net sales of $5,510,000 in the prior period.  Macroplastique serves a small market, and the focus of our sales force has been on growing sales of our PrimeSight urology and our Urgent PC products.

 Consolidated net sales of other urology products of $1,071,000 in the current period represented a $273,000 increase, or 34.2%, over net sales of $789,000 in the prior period.  The increase is due primarily to non-PrimeSight revenue from the Genesis Acquisition.

Consolidated net sales of our non-urology products of $5,134,000 in the current period represented a $572,000 decrease, or 10.0%, over net sales of $5,706,000 in the prior period.  The decrease is primarily due to our increased focus on Urology products.  Additionally, we are exploring strategic alternatives for our non-Urology Airway Management and Industrial product lines.

Consolidated net sales to customers in the U.S. of $29,990,000 in the current period represented an increase of $611,000, or 2.1%, over net sales of $29,379,000 in the prior period. Consolidated net sales to customers outside the U.S. of $10,789,000 in the current period represented an increase of $1,549,000, or 16.8%, over net sales of $9,240,000 in the prior period.

Gross Profit:  Gross profit was $27,257,000, or 66.8% of net sales in the current period, compared to $26,361,000, or 68.3% of net sales in the prior period.  The change in gross profit percentage is attributed primarily to product mix, as revenue from our PrimeSight products were a higher proportion of total sales in the currentperiod as compared to the same period of the prior year, and our PrimeSight products have a lower profit percentage than our Urgent PC and Macroplastique products.

Operating Expenses: Operating expenses in the current period totaled approximately $28,288,000 compared to approximately $28,646,000 in the prior period, a decrease of $359,000.  Operating expenses included:

General and Administrative Expenses (G&A):  G&A expenses of $6,250,000 in the current period increased $1,162,000 from $5,088,000 in the prior period.  The increase is attributed primarily to an increase of $655,000 in share based compensation expense and approximately $398,000 of business development costs.

Research and Development Expenses (R&D):  R&D expenses of $3,557,000 in the current period increased $301,000 from $3,256,000 in the prior period.  The increase is attributed to ongoing enhancements to our PrimeSight product line.

Selling and Marketing Expenses (S&M):  S&M expenses of $16,700,000 in the current period increased $427,000, from $16,273,000 in the prior period.  The increase is attributed primarily to the expansion of the U.S sales force and is partially offset by a $372,000 for an IRS tax refund related to medical device taxes paid in 2013 -2015.

One-time Costs: One-time costs in the prior period related to the proxy contest settlement between the Company and Mr. Lewis Pell and related litigation in connection with the 2016 Annual Meeting.  These fees included $758,000 of professional fees (primarily legal) and $1,500,000 of severance costs for the Company’s former CEO.  There were no similar costs in the current period.

Amortization of Intangible Assets: Amortization of intangible assets was $1,781,000 in the current period compared to $1,773,000 in the prior period.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $221,000 in the current period compared to net other expense of $1,187,000 in the prior period.  Other income in the current period is primarily interest income from our investments.  Interest expense in the prior year is primarily due to interest on related party debt that was converted into equity in the fourth quarter of 2016.

Income Tax Expense:  We recorded income tax expense of approximately $141,000 in the current period and $52,000 in the prior period.  Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Net Income (Loss):  Net loss was approximately $951,000 ($0.02 per share) in the current period compared to a net loss of approximately $3,525,000 ($0.14 per share) in the prior period.

Non-GAAP Financial Measures:  The following tables reconcile our operating income (loss) calculated in accordance with GAAP to non-GAAP financial measures that exclude non-cash charges for share-based compensation expense, depreciation and amortization.  The non-GAAP financial measures used by management and disclosed by us are neither a substitute for, nor superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

We use this non-GAAP financial information, and in particular non-GAAP cash operating income (loss), for internal managerial purposes because we believe such measures are one important indicator of the strength and the operating performance of our business.  Analysts and investors frequently ask us for this information.  We believe that they use this information to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.

Our non-GAAP cash operating income, excluding non-cash expenses, during the three months ended September 30, 2017 was approximately $1,025,000 and our non-GAAP cash operating income, excluding one-time costs, for the three months ended September 30, 2016 was approximately $1,444,000.

		Expense Adjustments
Three-Months Ended	GAAP	Share- based Expense	Long- term Incentive Plan	Depreciation	Amortization	Non-GAAP
September 30, 2017
Gross profit	$9,394,657	$5,257	$-	$54,271	$-	$9,454,185
% of net sales	68.3%					68.7%
Operating expenses
General and administrative	2,055,763	(365,780)	-	(51,026)	-	1,638,957
Research and development	1,234,468	(11,577)	-	(3,571)	-	1,219,320
Selling and marketing	5,697,552	(45,548)	-	(81,405)	-	5,570,599
Amortization	601,604	-	-	-	(601,604)	-
Total operating expenses	$9,589,387	$(422,905)	$-	$(136,002)	$(601,604)	$8,428,876

Operating income (loss)	$(194,730)	$428,162	$-	$190,273	$601,604	$1,025,309

September 30, 2016
Gross profit	$9,038,037	$5,375	$-	$41,938	$-	$9,085,350
% of net sales	67.4%					69.9%
Operating expenses
General and administrative	1,558,090	(174,385)	17,534	(55,408)	-	1,345,831
Research and development	1,218,669	(7,526)	-	(1,779)	-	1,209,364
Selling and marketing	5,203,477	(27,714)	-	(89,427)	-	5,086,336
Amortization	590,858	-	-	-	(590,858)	-
One-time costs	(53,887)	-	-	-	-	(53,887)
Total operating expenses	$8,517,207	$(209,625)	$17,534	$(146,614)	$(590,858)	$7,587,644

Operating income (loss)	$520,830	$215,000	$(17,534)	$188,552	$590,858	$1,497,706
One-time costs	(53,887)					(53,887)
Cash operating income excluding one-time costs						$1,443,819

Our non-GAAP cash operating income, excluding non-cash expenses, during the nine months ended September 30, 2017 was approximately $2,437,000 and our non-GAAP cash operating income, excluding one-time costs for the nine months ended September 30, 2016 was approximately $2,712,000.

		Expense Adjustments
Nine-Months Ended	GAAP	Share- based Expense	Long- term Incentive Plan	Depreciation	Amortization	Non-GAAP
September 30, 2017
Gross profit	$27,256,759	$17,072	$-	$140,406	$-	$27,414,237
% of net sales	66.8%					67.2%
Operating expenses
General and administrative	6,250,246	(971,688)	-	(150,210)	-	5,128,348
Research and development	3,556,977	(30,975)	-	(8,905)	-	3,517,097
Selling and marketing	16,699,590	(111,747)	-	(255,770)	-	16,332,073
Amortization	1,780,803	-	-	-	(1,780,803)	-
Total operating expenses	$28,287,616	$(1,114,410)	-	(414,885)	$(1,780,803)	$24,977,518

Operating income (loss)	$(1,030,857)	$1,131,482	$-	$555,291	$1,780,803	$2,436,719

September 30, 2016
Gross profit	$26,360,893	$27,629	$-	$135,321	$-	$26,523,743
% of net sales	68.3%					68.7%
Operating expenses
General and administrative	5,087,871	(314,838)	64,404	(155,208)	-	4,682,229
Research and development	3,255,603	(16,191)	-	(2,960)	-	3,236,452
Selling and marketing	16,272,678	(81,342)	-	(298,711)	-	15,892,625
Amortization	1,772,574	-	-	-	(1,772,573)	-
One-time costs	2,257,654	-	-	-	-	2,257,654
Total operating expenses	$28,646,380	$(412,371)	$64,404	$(456,879)	$(1,772,573)	$26,068,961

Operating income (loss)	$(2,285,487)	$440,000	$(64,404)	$592,100	$1,772,573	$454,782
One-time costs	2,257,654					2,257,654
Cash operating income excluding one-time costs						$2,712,436

Liquidity and Capital Resources

Cash Flows.

At September 30, 2017, our cash, cash equivalents and investments totaled $26,752,000. Our net working capital as of September 30, 2017, totaled approximately $32,615,000.

For the nine months ended September 30, 2017, cash provided by operating activities was $1,608,000, compared to cash provided by operating activities of $2,875,000 during the nine months ended September 30, 2016.  For the nine months ended September 30, 2017, we incurred a net loss of $951,000.  Significant non-cash expenses incurred in this period include depreciation and amortization expense of $2,336,000 and share based compensation of $1,131,000.  Working capital changes that provided cash include higher accrued liabilities and lower accounts receivable, while cash was used as a result of lower accrued compensation and lower accounts payable.  For the nine months ended September 30, 2016, we incurred a net loss of $3,525,000.  Significant non-cash expenses incurred in this period include depreciation and amortization expense of $2,365,000 and share based compensation of $440,000.  Working capital changes that provided cash include higher accrued compensation, lower accounts receivables, and higher accounts payable, while cash was used as a result of inventories increasing.

 During the nine months ended September 30, 2017, cash provided by investing activities included $9,900,000 of proceeds from the maturity of available-for-sale securities, partially offset by $2,438,000 in purchases of available-for-sale securities, $2,000,000 for the investment in Vensica Medical, as described in Note 12 to the financial statements, $680,000 for the purchase of property, plant, and equipment, and $178,000 for the Genesis Acquisition, as described in Note 3 to the financial statements.  During the nine months ended September 30, 2016, we used $232,000 of net cash for the purchase of property, plant, and equipment.

Sources of Liquidity.

In addition to our cash and investments, we have a secured revolving credit facility (“Facility”), subject to eligible accounts receivable and inventory.  Under the Facility, we may borrow the lesser of:  (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory, capped at $2.5 million; or (b) $7 million.  As of September 30, 2017, based on eligible receivables and inventory, our total available borrowing base was approximately $6,250,000.  We did not have any borrowings under the Facility as of September 30, 2017.

On April 19, 2017, we filed a universal shelf registration statement with the SEC that enables us to raise capital through the offering from time to time of an aggregate amount of up to $100 million of securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock, units consisting of a combination of securities, and subscription rights to purchase the foregoing securities.  We may offer and sell securities covered by the registration statement through one or more methods of distribution, subject to market conditions and our capital needs.  However, the aggregate market value of securities sold during a 12-month period can be no more than one-third of the aggregate market value of voting and nonvoting common equity held by our non-affiliates. The terms of any offering under the shelf registration statement will be established at the time of the offering and described in a prospectus supplement filed with the SEC prior to the completion of the offering.

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

Changes In Internal Controls Over Financial Reporting.

Based on the evaluation conducted by our management, with the participation of the principal executive officer, principal financial officer and principal accounting officer, pursuant to Rules 13a-15(d) and 15d-15(d) promulgated under the Exchange Act, our management (including such officers) have concluded that there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred since June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Cogentix Medical, Inc.	Filed herewith

3.2	Amended and Restated By-Laws of Cogentix Medical, Inc.	Filed herewith

10.1*	Fifth Amendment dated May 9, 2017, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien Sales LLC	Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 12, 2017 (File No. 000-20970)

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

COGENTIX MEDICAL, INC.

Date: November 13, 2017	By: /s/ DARIN HAMMERS Darin Hammers President and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2017	By: /s/ BRETT REYNOLDS Brett Reynolds Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)