Form 10-K
period 2017-12-31
COGENTIX MEDICAL INC /DE/
filed 2018-03-30
CIK 894237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2017 was $25,010,958.

As of March 20, 2018, the registrant had 60,905,666 shares of common stock outstanding.

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

The PrimeSight flexible endoscopes are used in conjunction with the proprietary sterile, single-use microbial barrier known as the EndoSheath® Protective Barrier. Because the EndoSheath Protective Barrier is placed over the patient contact area of the scope, it eliminates the need for high-level disinfection between cases.  This allows a scope to be ready in substantially less time than with conventional reprocessing. Key advantages to the PrimeSight Endoscopes when used with the EndoSheath Protective Barrier are reduction in costs and time associated with traditional reprocessing, increased practice productivity and patient throughput. In addition, the Protective Barrier isolates the endoscope from patient contact and protects the endoscope controls from contamination.   The PrimeSight Endoscopy line also includes rigid endoscopes and highly portable peripherals such as the video system and stroboscopy unit.

We target the urology, urogynecology and gynecology market space for our PrimeSight Endoscopy line.  We manufacture, market and sell our cystoscopy systems and EndoSheath protective barriers to urologists, urogynecologists and gynecologists.

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

Our Urgent® PC Neuromodulation System (“Urgent PC System”) is a U.S. Food and Drug Administration (the “FDA”) cleared, minimally invasive nerve stimulation device designed for office-based treatment of OAB and the associated symptoms of urge incontinence, urinary urgency and urinary frequency.  Using a small-gauge needle electrode inserted above the ankle, our Urgent PC System delivers electrical impulses to the tibial nerve that affects the sacral nerve plexus, a control center for pelvic floor and bladder function.  Components of our Urgent PC System include a 34-gauge needle electrode, a lead set and an external, handheld, battery-powered stimulator.  For each 30-minute office-based therapy session, the physician or other qualified health care provider inserts the needle electrode above the ankle and connects the electrode to the stimulator.  Typically, a patient undergoes a course of 12 consecutive weekly treatments, and, subsequently, a personal treatment plan of single treatments at a lesser frequency to sustain the therapeutic effect.  We believe physicians prefer our Urgent PC System because it offers effective therapies for patients that can be administered in an office setting and provides the physicians with a profitable revenue stream.  We believe patients prefer the Urgent PC System to pharmaceutical treatment options or surgeries because it is a minimally invasive treatment alternative that does not have the side effects associated with pharmaceutical treatment options or the adverse events associated with surgeries.

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

Overview of Strategy for Calendar Year 2018 and Beyond

Our strategy for calendar year 2018 and beyond is to continue to leverage our assets to generate organic growth and to expand our product portfolio through acquisition or otherwise.  In July 2017 we entered into an exclusive license with Promepla, a Monaco-based medical device manufacturer, to launch an Endo-Urology product line in the U.S. under the Cogentix brand.  We launched this product line in January 2018.  We currently have a distribution platform that includes 54 direct sales representatives in the U.S., with 51 sales representatives serving the Urology, Urogynecology and Gynecology market and three sales representatives serving the non-Urology markets of Airway Management and Industrial markets.  Internationally, we have 16 direct sales representatives in various geographies and a network of distributor relationships.  We believe this sales force has the capacity to add more products to their existing portfolio, and a key element of our strategy is to continue to leverage this distribution platform to generate revenue growth.  We plan to expand our product portfolio through merger, acquisition, licensing or distribution opportunities.  We believe that there are underperforming yet innovative assets available that we can add to our portfolio and grow at double digit rates.  Examples of such assets include orphaned technologies within larger organizations, new technologies ready for commercialization with which our existing distribution platform can penetrate the market quickly, and existing products that are not meeting their potential due to undersized sales forces within their current company.

Our sales team’s primary focus continues to be on the sale of our PrimeSight urology portfolio, our Urgent PC System, and our Endourology product line.    We will emphasize the “always ready, always sterile” attribute of our PrimeSight systems utilizing the EndoSheath Protective Barrier, as well as their ability to enable physicians to safely and cost-effectively treat more patients in less time, thereby providing physicians with flexibility to better manage increased patient demand.  We will continue to focus on generating greater patient and physician awareness of our Urgent PC system and on training physicians in the proper use and clinical benefits of our Urgent PC System for overactive bladder.  We do not expect to see significant growth in our Macroplastique business because we believe it is a small, mature market that is competitively penetrated.

Pending Acquisition of the Company by Laborie

Our strategy for calendar year 2018 and beyond is premised on the Company’s continued operation as a stand-alone entity, under the management of the current executive officers and the oversight of the current board of directors.  The Company’s strategy may change significantly in the event of our acquisition by Laborie Medical Technologies ULC, a global developer, manufacturer and marketer of medical technology and consumables used in gastrointestinal procedures and for the diagnosis and treatment of pelvic health in the Urology, Gynecology and Colorectal fields (“Laborie”).  On March 11, 2018, the Company entered into an Agreement and Plan of Merger, under which Laborie will acquire all of the outstanding shares of our common stock for a total consideration of approximately $239 million (the “Merger Agreement”).  Under the terms of the Merger Agreement, Laborie (through its wholly-owned subsidiaries LM US Parent, Inc. (“Parent”) and Camden Merger Sub, Inc. (“Merger Sub”)) has commenced a tender offer for all of the outstanding shares of our common stock for $3.85 per Share, net to the seller in cash, without interest and less any applicable withholding taxes (the “Offer”).  Subject to the terms and conditions of the Merger Agreement, following the consummation of the Offer, Merger Sub will merge with and into the Company, and the Company will become a wholly-owned subsidiary of Parent (the “Merger”).

Closing of the transaction is subject to certain conditions, including the tender of outstanding shares of our common stock that represent one share more than one half of all shares outstanding immediately prior to the time Merger Sub, for the first time, irrevocably accepts for payment shares validly tendered and not withdrawn pursuant to the Offer (the “Offer Acceptance Time”).  Accelmed Growth Partners LP and Mr. Lewis Pell, who collectively beneficially own approximately 59.4% of outstanding shares of our common stock, have entered into Tender and Support Agreements in favor of Parent and Merger Sub, pursuant to which those stockholders, among other things, agreed to tender all shares beneficially owned by them to Merger Sub.  The Company currently anticipates the transaction will close in the first half of the second quarter of 2018.

Our Markets

Urology

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

Airway Management and Industrial Markets

We develop unique products for the ENT, pulmonology/critical care and bariatric/gastrointestinal (“GI”) specialties.  We manufacture and market fiber and video laryngoscopes, which we refer to as ENT scopes.  Our fiber and video ENT scopes can be used with or without the EndoSheath Protective Barrier, as they do not feature any working channels and are diagnostic only.  We market and sell products for pulmonology using our fiber and video bronchoscopes.  Our bronchoscopes utilize our EndoSheath Protective Barrier and are inserted through the mouth or nose and into the lower airway, providing visualization of the lungs and the ability to perform a variety of diagnostic and therapeutic procedures. We had also developed a digital, video-based flexible TNE endoscope, which utilizes our EndoSheath Protective Barrier.  Our TNE system provides visualization of the esophageal anatomy via a sedation-free transnasal approach.  Each of our video airway management scopes is a CCD-based video imaging endoscopy system, which includes an integrated built-in LED light source and operates with our all-in-one DPU.

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

Our Products

We market the following products:

•	PrimeSight Endoscopes (i.e., cystoscopes, laryngoscopes, transnasal esophagoscopes and bronchoscopes for medical use; and borescopes for industrial use) and Digital Processing Units (“DPUs”);

•	EndoSheath Protective Barrier;

•	Urgent PC System;

•	Macroplastique;

•
Licensed products, including a full suite of endourological devices such as ureteral access sheaths, gravity irrigation lines and nitinol guide wires that are complementary to our urology product portfolio; and

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

Within the Airway Management market, we market and distribute two EndoSheath Protective Barrier models for our video TNE endoscope: a diagnostic model with a 1.5mm working channel size, and a therapeutic model with a 2.1mm working channel size.  This unique feature of our EndoSheath Protective Barrier design provides gastroenterologists, ENT physicians, bariatric surgeons and others with two choices: a diagnostic model with a smaller overall diameter (due to a smaller working channel) for patient comfort, and a therapeutic model with a larger working channel, providing the same capabilities as conventional endoscopes.

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

In November 2015, the ECRI Institute (a nonprofit organization dedicated to bringing the discipline of applied scientific research to discovering which medical procedures, devices, drugs, and processes are best to improve patient care) listed inadequate reprocessing of flexible endoscopes and the potential for cross-contamination and patient infection as the number one most dangerous hazard on its list of the top-ten health technology hazards for 2016 and 2017.  The use of our PrimeSight Endoscopy systems with the EndoSheath Protective Barrier allows health care providers to perform a simplified and efficacious reprocessing routine after their use of endoscopes, avoiding the elaborate – and sometimes inadequate - high level disinfection/sterilization routines required by the FDA for conventional endoscopes.  The FDA requires that all conventional flexible endoscopes be reprocessed according to FDA-cleared manufacturers’ instruction for use, whether they are used in hospitals, clinics or office settings.  With our protective barrier, we are able to prevent the endoscope from coming into contact with the patient and organic material during the procedure, reducing the steps needed to reprocess flexible endoscopes from approximately 27 to three, thereby saving time, lowering costs and reducing the complexity of the process.

This design of our “always ready, always sterile” system,  provides a multitude of benefits to health care practitioners, such as redefining health care economics by lowering per procedure costs through less capital equipment investment, less service and maintenance costs of capital equipment, less required use of toxic chemicals, increased patient scheduling flexibility and procedure volume, improved practice efficiency, and  the capacity to reallocate unproductive labor resources from reprocessing activities to more productive tasks of patient care and throughput.

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

Licensed Products.  In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distributor agreement.  Under the terms of the distributor agreement, we are not obligated to purchase any minimum level of wound care products.  We sell a variety of products to urologists through our U.K. facility. We also have an exclusive license to distribute a full suite of endourological devices in the United States, including ureteral access sheaths, gravity irrigation lines and nitinol guide wires that are complementary to our urology product portfolio.

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

In the United States, we have a sales organization that consists of 54 direct field sales representatives, seven Regional Sales Directors, and a marketing organization to market our products directly to our customers.  Of our 54 direct sales representatives, 51 specialize in the urology market and three specialize in the airway management and other markets.

Outside of the United States, we sell our Urgent PC System and Macroplastique products primarily through a direct sales organization in the United Kingdom, The Netherlands, Switzerland, Ireland, Belgium, Finland, Sweden and Denmark, and in all other markets primarily through distributors.  Each of our distributors has a territory-specific distribution agreement, including requirements they may not sell products that compete directly with ours.  Our PrimeSight Endoscopy systems and products are sold internationally primarily through national distributors.  On July 26, 2017, we announced that we had acquired Genesis Medical (“the Genesis acquisition”) based in London, United Kingdom.  Genesis sells and markets a variety of products to urologists within the United Kingdom and has been the exclusive U.K. distributor of PrimeSight endoscopy systems since 2013.

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

We regularly evaluate the effectiveness of all of our sales channels and may change them if we believe a different method would be more appropriate.

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

As of November 2017, all regional Medicare carriers, with approximately 59 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 163 million lives provide coverage for PTNS treatments.

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

Manufacturing and Suppliers

We have FDA-registered manufacturing facilities in Minnetonka, MN, Westborough, MA and Orangeburg, NY where we manufacture all of our tissue bulking products, Endosheath products and PrimeSight products, respectively.  Our facilities use dedicated heating, cooling, ventilation and high efficiency particulate air filtration systems to provide cleanroom and other controlled working environments when required.  Our trained technicians perform all critical manufacturing processes in qualified environments according to validated written procedures.  We use qualified vendors to sterilize our products using validated methods.

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

Urgent PC System

We subcontract the manufacturing of both the stimulator and lead set components of our Urgent PC System. Each component is manufactured by a single-source supplier meeting our quality and other requirements.  Although we believe our sources of supply could be replaced if necessary without undue disruption, it is possible that the process of qualifying new suppliers could cause an interruption in our ability to manufacture our products, which could have a negative impact on sales.

Macroplastique

Macroplastique and its related products VOX and PTQ are manufactured in the Minnetonka, MN facility using raw materials, molded parts and proprietary process methods.  The accessory products, including sterile needles and an administration device, are contract manufactured. The bulking agent is manufactured in onsite cleanroom facilities.  Due to the nature of the materials used and the regulatory obligations for the product, two key materials are provided by qualified single source suppliers.   We believe that the sources of the key materials could be replaced with minimal disruption to manufacturing; however, it is possible that the process of qualifying a new vendor or equivalent material could cause an interruption that could negatively impact sales.

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

We believe our proprietary PrimeSight Endoscopes and EndoSheath platform currently provides us with a competitive advantage over our competition.  Currently, most of our competitors sell endoscopes that require elaborate and time-consuming reprocessing procedures. Some newer competitors sell disposable endoscopes that sacrifice optical quality and functional performance in favor of single-use safety. Our unique platform provides the safety of a sterile, single use device as well as the performance of a high-quality reusable device.

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

Medtronic’s InterStim® neuromodulation device, which stimulates the sacral nerve, requires surgical implantation of a lead near the patient’s spine in addition to a battery powered stimulator in the buttocks.  In contrast, our Urgent PC System allows minimally invasive stimulation of the sacral nerve plexus via a small needle electrode in the ankle in an office-based setting without any surgical intervention.  Medtronic formally launched a competing PTNS technology in 2016, the NUROTM system.  Other companies may also enter the U.S. market with neuromodulation or other products for the treatment of OAB.

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

As of March 2018, we hold 24 U.S. patents, and we have three U.S. patent applications pending. In addition, we have 72 foreign patents granted and have two foreign patent applications pending.  The issued and granted patents will expire on various dates in the years 2018 through 2031.  These patents relate to electro-nerve stimulation; soft-tissue bulking materials, processes and applications; disposable sheaths for endoscopes; endoscopic designs and features; and reusable flexible endoscopes, as well as other various products, endoscopy and non-endoscopy related.

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

Research and Development

We have research and development projects and activities to develop, enhance and evaluate potential new products for which we incur costs for regulatory submissions, regulatory compliance and clinical research.  Our expenditures for clinical research include studies for new applications or indications for existing products, post-approval regulatory compliance and marketing and reimbursement approval by third-party payers.  Our expenditures for research and development totaled approximately $4.7 million for the fiscal year ended December 31, 2017 and $4.7 million for the fiscal year ended December 31, 2016.

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

Compliance with Environmental Laws

 Our operations are regulated under various federal, state, and local laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites.  We have infrastructure in place to ensure that our operations are in compliance with all applicable environmental regulations.  Our compliance with applicable environmental requirements for calendar year 2017 and the calendar year 2016 has not had a material effect upon our capital expenditures, earnings or competitive position.

Dependence on Major Customers

During 2017 and 2016, none of our customers individually accounted for 10% or more of our net sales.

Backlog

We did not have significant backlog at the end of 2017 or 2016.

Employees

As of December 31, 2017, we had 208 employees, of which 207 were full-time and one was part time.  No employee was subject to a collective bargaining agreement.  We believe we maintain good relations with our employees.

Executive Officers

Certain information concerning our executive officers is set forth below.  No family relationships exist among any of our directors and executive officers.

Darin Hammers, age 53, has served as Cogentix’s President and Chief Executive Officer since May 2016, and he was appointed to the Board of Directors in July 2016 when he transitioned from interim to permanent President and Chief Executive Officer. Previously Mr. Hammers was Chief Operating Office starting in January 2016, and prior to that was Senior Vice President of Global Sales & Marketing starting in August 2013. Mr. Hammers joined Cogentix’s predecessor company Uroplasty as Vice President of Global Sales in January 2013.  Mr. Hammers’ experience includes over 27 years of increasing leadership roles in medical device sales and marketing. Prior to joining Uroplasty, Mr. Hammers was Vice President of Sales for Bard Medical Division of C.R. Bard based in Covington, GA, focused on Urology care products. Prior to that, Mr. Hammers spent more than 12 years with Boston Scientific in various sales leadership positions in the Urology/Gynecology areas.

Brett Reynolds, age 49, has served as Cogentix’s Senior Vice President, Chief Financial Officer and Corporate Secretary since June 2016. Mr. Reynolds previously served in the same role from March 2015 to January 2016, and before the Merger, he served in the same roles for Cogentix’s predecessor company Uroplasty from 2013 until 2015.  Mr. Reynolds’ experience spans more than 25 years in finance and operations.  He was the Chief Financial Officer of Synovis Life Technologies, a publicly traded medical device manufacturer, from 2005 to 2012.  Following the sale of Synovis to Baxter International in 2012, Mr. Reynolds served as Site Leader of the former Synovis operations until 2013.  Prior to Synovis, Mr. Reynolds served in executive financial positions at Chiquita Processed Foods, LLC, Imation Corp. and Deloitte & Touche LLP.

Chris Arnold, age 50, has served as Cogentix’s Vice President, Global Sales since August 2016.  Mr. Arnold previously served as Vice President, U.S. Sales since joining Cogentix’s predecessor company Uroplasty in January 2015.  Mr. Arnold has over 21 years of sales and executive leadership roles in the medical device industry, including Executive Director of Global Sales for Greatbatch Medical’s Cardiac, Neurovascular and Vascular Division, Region Vice President for Smith and Nephew Orthopaedics, and over 14 years with Boston Scientific, including in the role of Director of Sales for the Urology/Gynecology Division.

Incorporation and Current Subsidiaries

We are incorporated as a Delaware corporation, and are the successor of operations originally begun in 1987.  We have two domestic subsidiaries, Machida Incorporated, a Delaware corporation, and Uroplasty, LLC, a Delaware limited liability company.  We also have two international subsidiaries, Uroplasty BV Incorporated, a Dutch corporation, and Uroplasty LTD Incorporated, a UK corporation.  Uroplasty LTD has one subsidiary, Genesis Medical Holdings Limited.  Genesis Medical Holdings has two subsidiaries, Genesis Medical Limited and Genesis Medical (Sales) Limited.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on its Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our business, operating results and financial condition.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” and “continue,” the negative of these words, other words and terms of similar meaning and the use of future dates.  These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•	Our future revenues, future operating expenses, anticipated use of cash and whether and how long our existing cash and cash equivalents and investments will be sufficient to fund our operations;

•	the market size and market acceptance of our products;

•	the status of our product development programs;

•	the timing, costs and benefits associated with our restructuring plan; and

•	the effect of new accounting pronouncements and future health care, tax and other legislation.

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

Risks Related to the Pending Acquisition of the Company by Laborie

Laborie’s obligation to consummate the Merger is subject to certain conditions, which if not satisfied may prevent, delay or jeopardize the consummation of the Merger, result in additional expenditures of money and resources, and/or reduce the anticipated benefits of the Merger.

Laborie’s obligation to consummate the Merger is subject to certain closing conditions. These closing conditions include, among others, the following: (i) the Company’s stockholders shall have validly tendered and not validly withdrawn in the Offer the number of Shares which, when added to the Shares then owned by Merger Sub, would represent one Share more than one half of all Shares outstanding immediately prior to the Offer Acceptance Time ; (ii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement); (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;  and (iv) those other conditions set forth in Annex I to the Merger Agreement.

We cannot predict whether and when these conditions will be satisfied, and no assurance can be given that required closing conditions will be satisfied. In the event that the Merger is not consummated, we will have spent considerable time and resources, and incurred substantial costs, including costs related to the Merger, many of which must be paid even if the Merger are not completed. If the Merger is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay a termination fee of $8.365 million.

Pursuant to the Merger Agreement, we are restricted, subject to certain exceptions, from directly or indirectly, soliciting, initiating, knowingly encouraging or knowingly facilitating the submission or an announcement of any competing proposal or the making of any inquiry, offer or proposal that would reasonably be expected to lead to any competing proposal from another person.  Furthermore, in connection with the termination of the Merger Agreement under certain specified circumstances related to a change in the recommendation of the Company Board or the entry into an agreement for a superior proposal, the Company may be required to pay a termination fee of $8,365,000, which is equal to 3.5% of the aggregate equity value represented by the transaction. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to us and our stockholders than the Merger. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the $8.365 million termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed Merger.

Failure to complete the Merger within the expected time frame, or at all, could adversely affect our stock price, financial results and our future business and operations.

In the event that the Merger is not completed or delayed our business may be harmed because:

•
matters related to the proposed Merger may require substantial commitments of time and resources thereby diverting management’s and our employees’ attention from our day-to-day business, including servicing existing customers, attracting new customers and developing new products and strategies;

•
our relationships with customers, distributors, collaborative partners, suppliers and patients may be harmed as a result of the proposed Merger and result in uncertainties with respect to our products, employees and business;

•	our financial performance may be negatively impacted by disruptions in our sales and marketing, research and development, and other business activities;

•	we may fail to retain key employees who have sought and obtained different employment in anticipation of the Merger being completed;

•
we have agreed to restrict certain of our activities pending the consummation of the Merger that may negatively affect our ability to execute on our business strategies and attain our financial goals; and

•
certain significant costs related to the proposed Merger, such as legal, advisor and accounting fees and other expenses, are payable by us whether or not the proposed Merger are completed, including a termination fee under certain circumstances.

If the Merger is not consummated, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the Merger will be completed. Our stock price may also fluctuate significantly based on announcements by Laborie and other third parties or us regarding the Merger, or based on market perceptions of the likelihood of us completing the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our stock price to fluctuate or decline. In addition, if the Merger Agreement is terminated our stock price could decline significantly.

Any of these events could harm our results of operations and financial condition and could cause a decline in the price of our common stock, particularly if the Merger is not completed.

While the Merger is pending, we will be subject to business uncertainties that could adversely affect our business.

Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking specified actions until the Merger occurs without the consent of Laborie. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger. In addition, the Merger could expose us or members of our board of directors to litigation. Any such legal proceedings could delay or prevent the Merger from becoming effective within the agreed upon timeframe or at all. If closing of the Merger is delayed or does not occur, it could have a material adverse effect on our business.

Risks Related to Our Ongoing Business

Our future results will suffer if we do not effectively manage our expanded operations.

We anticipate that the size of our business will increase significantly beyond the current size.  Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.  There are no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefit currently anticipated from the future mergers and acquisitions.

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

We may obtain additional financing in 2018.  We would seek to acquire that through additional equity and/or debt financing arrangements, which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our stockholders will experience dilution.  Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize.  We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

We have historically incurred losses and may never reach profitability.

We have incurred net losses in each of the last five fiscal years, including the calendar year ended December 31, 2017.  As of December 31, 2017, we had an accumulated deficit of approximately $82 million primarily because of costs relating to the development, including seeking regulatory approvals, and commercialization of our products.  We expect our operating expenses relating to sales and marketing activities along with product development and clinical trials will continue to increase during the foreseeable future.  To achieve profitability, we must generate substantially more revenue than we have generated in prior years.  We may never achieve these objectives or otherwise become profitable.

The size and resources of our competitors may render it difficult for us to successfully compete in the marketplace.

Our products compete against similar medical devices and other treatment methods, including drugs.  Many of our competitors, which include some of the largest medical products and pharmaceutical companies in the world, have significantly greater financial, research and development, manufacturing and marketing resources than we have.  Our competitors could use and have used these resources to develop and/or acquire products that may be safer, more effective, less invasive, less expensive or more readily accepted than our products.  Their products could make our technology and products obsolete or noncompetitive.  Our competitors could also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.  For example, Medtronic’s InterStim® neuromodulation device competes with our Urgent PC System, and in 2016 they formally launched an additional PTNS technology, the NuroTM system.

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

Our borescopes are assembled using components and subassemblies purchased from independent vendors.  While most components and subassemblies are currently available from more than one supplier, certain critical components are currently purchased only from limited key suppliers with which we do not have long or short-term contracts.  Our failure to obtain a sufficient quantity of such components on favorable terms could materially adversely affect the sales in our industrial business.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act, as amended, (the “Affordable Care Act”) as well as any future healthcare reform legislation, may have a significant impact on our business. The impact of the Affordable Care Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Affordable Care Act contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers that began in 2013. Although a moratorium was placed on the medical device excise tax from 2016 through 2019, if it is reinstated, it may adversely affect our sales and the cost of goods sold.

Though all bills to repeal the Affordable Care Act were defeated in Congress in 2017, actions have been taken that create uncertainty around its implementation, and that may continue to adversely impact enrollment and insurer participation in the health insurance exchanges established by the Affordable Care Act, while increasing premiums on the exchanges.  President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Furthermore, the administration terminated payments of cost-sharing subsidies to insurers participating on the exchanges, and terminated subsidies used to help individuals with co-payments and deductibles, which has increased premiums on the health insurance exchanges and terminated payments.  The enrollment period in 2018 was reduced by half, to 45 days, and funding was reduced for advertising and other resources supporting the 2018 enrollment period.

We expect that continuing uncertainty around the Affordable Care Act, together with additional state and federal healthcare reform measures, could limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payers are willing to pay. In addition, any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Affordable Care Act and changes under any federal or state legislation adopted in the future.

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

We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have been active in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.

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

We derive a significant portion of our sales from outside of the U.S., so foreign exchange rate fluctuations could adversely affect our operating results, and we are subject to other risks of international operations.

We derived approximately 27% of our net sales in the calendar year ended December 31, 2017 from customers and operations in international markets.  Because costs and prices of our products or components in overseas countries are affected by foreign exchange rate fluctuations, they may have an adverse effect our business, operating results and financial condition.

Currently, we do not have any foreign exchange forward contracts and we do not hedge anticipated foreign currency cash flows.

The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to a number of additional risks, including:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy export licensing requirements;

•	local political and economic instability;

•	difficulties in recruiting and maintaining distributors and staff in remote locations, including sales people;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	foreign taxation compliance and penalties;

•	deemed repatriation of foreign revenue and resulting U.S. federal income taxation;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

•	difficulties in enforcing or defending intellectual property rights.

Additionally, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which is commonly referred to as “Brexit”. Subsequent to the referendum, on March 29, 2017, the United Kingdom triggered the two-year process of leaving the European Union, and the British government has begun negotiating the terms of the United Kingdom’s future relationship with the European Union.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of people of money, and on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities. In addition to the factors listed above, any regulatory changes that arise as a result of Brexit may adversely affect our operations and financial results.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("TCJA") was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective for tax years starting after December 31, 2017, implementing a hybrid territorial tax system, repealing AMT and making pre-2018 credits refundable, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result, we recorded tax expense of $3.31million in the fourth quarter as a result of revaluation of the deferred tax assets due to the corporate tax rate change from 35% to 21% starting in 2018. All but $70,000 of this was directly offset by a change in the valuation allowance. The Company has $68,000 of AMT credit carryforwards that are expected to be fully utilized due to the credit now being refundable under the TCJA.   The company calculated a deemed repatriation income amount due to the change to a territorial tax system under the TCJA.  This income can be fully offset with NOLs.  The corresponding deferred tax liability associated with it was reversed. The amounts incorporate assumptions made based upon the Company's current interpretation of the Tax Act and may change as the Company receives additional clarification and implementation guidance.

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

As a result of the transactions described above, Mr. Pell and Accelmed own or control a majority of our outstanding common stock as of December 31, 2017. In connection with the transaction, Accelmed and Mr. Pell entered into the Voting Agreement.  Pursuant to the terms of the Voting Agreement, Mr. Pell and Accelmed have agreed to vote their shares of our common stock for the other party’s nominees to the board of directors.  Under the Voting Agreement, each of Mr. Pell and Accelmed are entitled to nominate two directors, with the remaining seats to be filled by nominees that are mutually agreed upon by Mr. Pell and Accelmed in accordance with the terms of the Voting Agreement.

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

We lease an approximately 1,800 square-foot office and warehouse space in London, United Kingdom, pursuant to a lease agreement with Mr. and Mrs. Penberthy that expires in December 2021.  At the London facility, we warehouse and ship our PrimeSight and EndoSheath products for the UK market.

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

The following table sets forth the high and low closing sales prices for our common stock for the year ended December 31, 2017 and for the year ended December 31, 2016, as reported on the Nasdaq Capital Market.

Year ended December 31, 2017	Low	High
First Quarter	$1.72	$2.21
Second Quarter	$1.60	$1.95
Third Quarter	$1.62	$2.94
Fourth Quarter	$2.60	$3.15

Year ended December 31, 2016	Low	High
First Quarter	$0.95	$1.35
Second Quarter	$0.71	$1.14
Third Quarter	$0.96	$1.99
Fourth Quarter	$1.37	$2.99

As of March 20, 2018, we had approximately 99 holders of record of our common stock.  Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.  We have never declared or paid cash dividends on our common stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides particular information regarding our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders (1)	2,545,963	$2.72	139,738

(1)
Consists of options outstanding under the Cogentix Medical, Inc. 2015 Omnibus Incentive Plan, the Uroplasty 2006 Amended Stock and Incentive Plan, as amended, the Vision-Sciences, Inc. 2000 Plan, the Vision-Sciences, Inc. 2003 Director Option Plan, and the Vision-Sciences, Inc. 2007 Stock Incentive Plan

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Upon exercise of stock options or vesting of restricted stock, employees can request the Company to withhold shares to pay the resulting income tax withholdings of the employee.  These transactions constitute stock repurchases and are the only stock repurchases engaged in by the Company.  Information regarding the Company’s stock repurchases during the year ended December 31, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – March 31, 2017	-	-	-	-
April 1, 2017 – June 30, 2017	10,261	$1.71	-	-
July 1, 2017 – September 30, 2017	-	-	-	-
October 1, 2017 – December 31, 2017	-	-	-	-
Total	10,261	$1.71	-	-

ITEM 6.	SELECTED FINANCIAL DATA

Summary Statement of Operations Data (in thousands except per share data)

Not required to be disclosed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Cogentix Medical is a global medical device company.  We design, develop, manufacture and market innovative proprietary technologies primarily serving the urology and related markets.  The Urgent® PC Neuromodulation System is an FDA-cleared device that delivers percutaneous tibial nerve stimulation (“PTNS”) for the office-based treatment of overactive bladder (“OAB”).  The FDA-cleared PrimeSightTM Endoscopy Systems utilizing the EndoSheath Protective Barrier combine state-of-the-art endoscopic technology with a sterile, disposable microbial barrier, providing practitioners and healthcare facilities with a solution to meet the growing need for safe, efficient and cost-effective flexible endoscopy.  We also offer Macroplastique® a urethral bulking agent for the treatment of stress urinary incontinence.  Outside the U.S., the company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and the VOX® for vocal cord augmentation.  In July 2017, we acquired Genesis Medical LTD (“the Genesis acquisition”), a privately held U.K. company that distributes a variety of products to urologists.

Our strategic direction for calendar year 2018 and beyond is premised on the Company’s continued operation as a stand-alone entity, under the management of the current executive officers and the oversight of the current board of directors.  The Company’s strategy may change significantly in the event of our acquisition by Laborie Medical Technologies ULC.  See “Item 1.  Business – Recent Developments” for more information on this pending transaction.

Results of Operations

Twelve-months ended December 31, 2017 compared to twelve-months ended December 31, 2016

Net Sales.  Consolidated net sales of $56,316,000 in the current period represented a $4,465,000 increase, or 8.6%, over net sales of $51,851,000 in the prior period.   The increase is primarily due to a $4,565,000 increase in revenue from the Urology product lines, which is comprised of the PrimeSight, Urgent PC, Macroplastique and other urology products, and is offset by a $100,000 net decrease in revenue from the Airway Management and Industrial product lines.

Consolidated net sales for PrimeSight urology technology of $19,041,000 in the current period represented a $4,025,000 increase, or 26.8%, over net sales of $15,016,000 in the prior period.  The increase is due to our sales force becoming more proficient in selling this technology as well the fact that our PrimeSight technology platform meets the needs of our medical customers for always ready, always sterile flexible endoscopy solutions. Our urology PrimeSight products have been clinically proven to reduce the risk of cross contamination associated with the reuse or reprocessing of difficult to clean conventional endoscopes and they also reduce the typical 45-minute reprocessing time to less than 10 minutes, allowing for greater patient throughput, increased physician productivity and ultimately economic benefit for our customers.

Consolidated net sales of our Urgent PC System of $21,355,000 in the current period represented a $118,000 increase, or 0.6%, when compared to net sales of $21,237,000 in the prior period.  U.S. unit growth was offset by a 3% decline in average selling price.  U.S. unit growth was due primarily to sales execution and increased penetration in existing accounts.  Our sales team has effectively demonstrated the clinical efficacy and value proposition of Urgent PC to our physician customers resulting in the increased sales. The sales team continues to place a strong emphasis on servicing existing accounts and increasing utilization within existing accounts.  The decrease in average selling price is primarily due to the continued sales efforts of a large competitor who entered the PTNS space in the first quarter of 2016.  Average selling prices have been substantially consistent over the past four quarters.

Consolidated net sales of our Macroplastique product of $7,140,000 in the current period represented a $247,000 decrease, or 3.3%, from net sales of $7,387,000 in the prior period.  Macroplastique serves a small market, and the focus of our sales force has been on growing our PrimeSight and Urgent PC products.

Consolidated net sales of other urology products of $1,778,000 in the current period represented a $669,000 increase, or 60.3%, over net sales of $1,109,000 in the prior period.  The increase is due primarily to non-PrimeSight revenue from the Genesis acquisition.

Consolidated net sales of our non-urology products (Airway Management and Industrial Boroscopes) of $7,002,000 in the current period represented a $100,000 decrease, or 1.4%, from net sales of $7,102,000 in the prior period.  The decrease is primarily due to our increased focus on Urology products.

Consolidated net sales to customers in the U.S. of $40,888,000 in the current period represented an increase of $1,374,000, or 3.5%, over net sales of $39,514,000 in the prior period.

Consolidated net sales to customers outside the U.S. of $15,428,000 in the current period represented an increase of $3,091,000, or 25.1%, over net sales of $12,337,000 in the prior period.

Gross Profit:  Gross profit was $37,444,000 (66.5% of net sales) in the current period versus $35,603,000 (68.7% of net sales) in the prior period. The change in gross profit percentage is attributed primarily to product mix, as revenue from our PrimeSight products were a higher proportion of total sales in the current period as compared to the prior period, and our PrimeSight products have a lower profit percentage than our Urgent PC and Macroplastique products.

General and Administrative Expenses (“G&A”):  G&A expenses of $8,294,000 in the current period increased $1,516,000 from $6,778,000 in the prior period.  The increase in expenses is primarily attributed to an increase of $646,000 in share based compensation expense and approximately $383,000 of business development costs as well as inclusion of approximately $286,000 for the operating costs of Genesis.

Research and Development Expenses (“R&D”): R&D expenses of $4,742,000 in the current period increased $41,000 from $4,702,000 in the prior period.  The increase is attributed to ongoing enhancements to our PrimeSight product line.

Selling and Marketing Expenses (“S&M”):  S&M expenses of $22,907,000 in the current period increased $1,594,000 from $21,313,000 in the prior period.  The increase is attributed primarily to the expansion of the U.S. sales force as well as the addition of five sales personnel from the Genesis acquisition and is partially offset by a $388,000 refund from the IRS related to medical device taxes paid in 2013 - 2015.

Amortization of Intangibles: Amortization of intangibles was $2,390,000 in the current period compared to $2,363,000 in the prior period.

One-Time-Costs - Proxy Settlement Costs:  One-time costs in the prior period related to the proxy contest settlement between the Company and Mr. Lewis Pell and related litigation in connection with the 2016 Annual Meeting.  These fees included $758,000 of professional fees (primarily legal) and $1,500,000 of severance costs for the Company’s former CEO.  There were no similar costs in the current period.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $272,000 in the current period compared to net other expense of $20,139,000 in the prior period.  Other income in the current period is primarily interest income from our investments.  Other expense in the prior year is primarily due to cash debt conversion expense of $18.8 million as a result of the conversion of $29.5 million (face value) of convertible debt – related party that was converted into equity in the fourth quarter of 2016.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (functional currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries.  We recorded foreign currency exchange gains of $48,000 in the current period.

Income Tax Expense:  We recorded income tax expense of $137,000 in the current period.  Income tax expense is attributed to our foreign subsidiaries and to the payment of minimum state taxes in the U.S.  We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.  Our actual income tax expense differs from the statutory federal income tax benefit largely due to the recording of valuation allowances in both periods presented.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into federal law, which among other changes, reduces the federal corporate income tax rate from 35% to 21%; provides for a deduction for capital expenditures; limits executive compensation, net interest and net operating loss (“NOL”) deductions; requires capitalization and amortization of research and development expenditures; initiates the migration from a worldwide to a territorial tax regime; introduces a tax on deferred foreign earnings (a deemed repatriation); and provides a deduction for foreign-derived intangible income.  We expect the new tax law will have the following impacts:

•	the deferred tax asset on our balance sheet was reduced by approximately $3.3 million of December 31, 2017;

•	the impact to the company of the tax on deferred foreign earnings is immaterial

•	the rate at which our NOL carry forwards will be utilized will be unchanged

The Company will continue to analyze the TCJA to assess the full effects on the Company’s business strategy and financial results.  For additional discussion of the impact of the Tax Cuts and Jobs Act on our accounting policies, see the section entitled “Critical Accounting Policies – Income Taxes.”

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

We use these non-GAAP financial measures, and in particular non-GAAP operating income (loss), for internal managerial purposes and incentive compensation for senior management because we believe such measures are one important indicator of the strength and the operating performance of our business.  Analysts and investors frequently ask us for this information.  We believe that they use these measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.

		Expense Adjustments
	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Disposal of Assets	Amortization of Intangibles	Non-GAAP
Twelve-months ended December 31, 2017
Gross Profit	$37,443,859	$22,329	$-	$193,968	$-	$-	$37,660,156
% of Net sales	66.5%						66.9%
Operating Expenses:
General & administrative	8,293,814	(1,231,667)	-	(226,939)	-	-	6,835,208
Research and development	4,742,308	(42,552)	-	(12,964)	-	-	4,686,792
Selling and marketing	22,907,468	(156,363)	-	(342,366)	(2,001)	-	22,406,738
Amortization	2,389,743	-	-	-	-	(2,389,743)	-
	38,333,333	(1,430,582)	-	(582,269)	(2,001)	(2,389,743)	33,928,738

Operating income (loss)	$(889,474)	$1,452,911	$-	$776,237	$2,001	$2,389,743	$3,731,418

		Expense Adjustments
	GAAP	Share- based Expense	Long-term Incentive Plan	Depreciation	Disposal of Assets	Amortization of Intangibles	Non-GAAP
Twelve-months ended December 31, 2016
Gross Profit	$35,603,048	$33,330	$-	$175,696	$-	$-	$35,812,074
% of Net sales	68.7%						69.1%
Operating Expenses:
General & administrative	6,778,010	(585,420)	74,404	(201,031)	(5,640)	-	6,060,323
Research and development	4,701,539	(23,717)	-	(2,450)	-	-	4,675,372
Selling and marketing	21,313,364	(105,652)	-	(393,500)	-	-	20,814,212
Amortization	2,363,432	-	-	-	-	(2,363,432)	-
One-time costs	2,257,654	-	-	-	-	-	2,257,654
	37,413,999	(714,789)	74,404	(596,981)	(5,640)	(2,363,432)	33,807,561

Operating income (loss)	$(1,810,951)	$748,119	$(74,404)	$772,677	$5,640	$2,363,432	$2,004,513
One-time costs	2,257,654						2,257,654
Operating income excluding one-time costs							$4,262,167

Liquidity and Capital Resources

Cash Flows

At December 31, 2017, our cash and cash equivalents balances totaled $20,910,000.  In addition, we have short term investments totaling $6,247,000. Our net working capital as of December 31, 2017, totaled approximately $35,306,000.

For the twelve months ended December 31, 2017, cash provided by operating activities was $2,307,000, compared to cash provided by operating activities of $3,300,000 for the twelve months ended December 31, 2016.  For the twelve months ended December 31, 2017, we incurred a net loss of $883,000.  Significant non-cash expenses incurred in this period include depreciation and amortization expense of $3,166,000, and share based compensation of $1,453,000.  Working capital changes that used cash include higher accounts receivable, lower accrued compensation, and lower accounts payable, while cash was provided as a result of lower inventories.  For the twelve months ended December 31, 2016, we incurred a net loss of $22,095,000.  Significant non-cash expenses incurred in the prior period include debt conversion expense of $18,841,000, depreciation and amortization expense of $3,136,000, share based compensation of $748,000 and amortization of debt discount of $941,000.  Working capital changes that provided cash in the prior period include lower accounts receivable and higher accrued compensation, while cash was used as a result of inventories increasing.  The prior period net loss includes nonrecurring cash expenses of $2,300,000 million attributed to legal fees and severance associated with proxy settlement costs.

During the twelve months ended December 31, 2017, cash provided by investing activities included $15,020,000 of proceeds from the maturity of available-for-sale securities, partially offset by $2,438,000 in purchases of available-for-sale securities, $2,000,000 for the investment in Vensica Medical, $857,000 for the purchase of property, plant, and equipment, and $181,000 for the Genesis acquisition.  During the twelve months ended December 31, 2016, we used cash of $18,946,000 for the purchase of available-for-sale securities and $355,000 for the purchase of property, plant, and equipment.

During the twelve months ended December 31, 2016, we generated net proceeds from financing activities of $23,429,000 from the issuance of 16,129,033 shares of our common stock at a price per share of $1.55, net of related expenses, in conjunction with the closing of the securities purchase agreement dated September 7, 2016, that we entered into with Accelmed Growth Partners, L.P. (the “Accelmed Purchase Agreement”).  Under the terms of the Accelmed Purchase Agreement, Accelmed agreed to purchase 16,129,033 shares of our common stock at $1.55 per share, for an aggregate price of $25,000,000.  As a condition to Accelmed closing the equity investment, we agreed to convert into shares of our common stock all of the outstanding debt and accrued interest owed to Lewis C. Pell, one of our directors.  On September 7, 2016, we entered into a definitive agreement with Mr. Pell (the “Pell Note Exchange Agreement”) under which the debt we owed to Mr. Pell would be converted into our common stock at a price per share of $1.67 prior to closing the Accelmed Purchase Agreement.  The Pell Note Exchange Agreement also provided that, simultaneously with the conversion of such debt, all outstanding warrants to purchase our common stock that are held by Mr. Pell would be cancelled.

Sources of Liquidity

In addition to our cash and investments, we have a $7,000,000 secured revolving credit facility (“Facility”), subject to eligible accounts receivable and inventory.  We may obtain additional debt and/or equity financing during 2018.

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

The Company does not have any commitments for capital expenditures.  In our normal course of business, we have commitments to purchase from various vendors finished goods and manufacturing components under issued purchase orders.

Convertible Debt – Related Party

As of December 31, 2015, we had related party convertible debt with a recorded value of $23,337,000 and a face value of $28,490,000 plus accrued interest.  As a condition to the closing of the Accelmed Purchase Agreement described under the section entitled “Liquidity and Capital Resources”, during the twelve months ended December 31, 2016, we converted all of the outstanding principal amount and accrued interest on the convertible debt – related party into shares of common stock at a price of $1.67.  This conversion was approved by the Company’s shareholders on November 3, 2016.  The conversion of the convertible debt – related party was negotiated to be converted at a conversion rate that was significantly lower than the original conversion rates.  The transaction was accounted for as an induced conversion and resulted in non-cash debt conversion expense of approximately $18,841,000 for the year ended December 31, 2016.

Commitments and Contingencies

Future payments under our contractual obligations as of December 31, 2017 are summarized below:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

Operating lease commitments	$2,488,000	$817,000	$709,000	$418,000	$544,000

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

In our normal course of business, we have commitments to purchase from various vendors finished goods and manufacturing components under issued purchase orders.  At December 31, 2017, the approximate future minimum purchase agreement payments in subsequent years are as follows:

2018	$-
2019	300,000
2020	600,000
2021	900,000
2022	1,200,000
Thereafter	1,500,000
$4,500,000

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

The following table presents the sensitivity of our funded status as of December 31, 2017, and expected 2018 pension expense to the following changes in key assumptions:

	Increase/(Decrease) Funded Status at December 31, 2017	Increase/(Decrease) 2018 Pension Expense
Assumption:
Increase in discount rate by 1 percentage point	$191,000	$(52,000)
Decrease in discount rate by 1 percentage point	(248,000)	64,000

Increase in estimated return on assets by 1 percentage point	n/a	(8,000)
Decrease in estimated return on assets by 1 percentage point	n/a	8,000

Increase in inflation rate by 1 percentage point	(185,000)	43,000
Decrease in inflation rate by 1 percentage point	160,000	(39,000)

Increase in compensation by 1 percentage point	(49,000)	7,000
Decrease in compensation by 1 percentage point	-	-

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

We include shipping and handling charges billed to customers in net sales, and include related costs incurred by us in cost of goods sold.  Typically, our agreements contain no customer acceptance provisions or clauses.  We sell our products to end users and to distributors.  Payment terms range from prepayment to 120 days.  The distributor payment terms are not contingent on the distributor selling the product to end users.  Customers do not have the right to return products except for warranty claims.  We offer customary product warranties.

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

Inventories

 We value inventory at net realizable value the slow moving and obsolete inventories based upon current and expected future product sales. Historically, the inventory write-offs have generally been within our expectations.

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

Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  As a result of the reduction of the federal corporate income tax rate from 35% to 21%, the deferred tax asset on our balance sheet was reduced by approximately $3,300,000 as of December 31, 2017.    We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset.  We have established a valuation allowance for U.S. deferred tax assets due to the uncertainty that we will generate enough income in that taxing jurisdictions to utilize the assets with the exception of the refundable AMT credit carryforward.  Therefore, we have only reflected the benefit of such deferred tax assets in the accompanying consolidated financial statements.  The deferred tax asset decreased by approximately $2,758,000 in the 12 months ending December 31, 2017, and decreased by approximately $7,395,000 in the 12 months ending December 31, 2016.  The valuation allowance increased by approximately $2,795,000 in the 12 months ending December 31, 2017, and decreased by approximately $7,335,000 in 12 months ending December 31, 2016.

In addition, future utilization of NOL carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. This section generally relates to a 50% change in ownership of a company over a three-year period. The Tax Cuts and Jobs Act limits NOL deductions to 80% of taxable income with indefinite carry forward, with carrybacks generally eliminated.  Of the $118,500,000 of NOLs for U.S. income tax purposes, $88,200,000 are expected to expire unutilized due to Section 382.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30 of this ASU, “Presentation of Financial Statements—Liquidation Basis of Accounting”. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company has evaluated the going concern considerations in this ASU. However, management does not believe that the Company has met conditions which would subject the Company’s financial statements to additional disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted.

In February 2018, the Financial Accounting Standards Board (“FASB”) issues ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within these fiscal years.  Early adoption is permitted.  The new guidance is not expected to have a material impact on our results of operations and financial position.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as amended by ASU 2015-14, “Deferral of Effective Date”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The provisions can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We plan to adopt this ASU effective January 1, 2018 using the cumulative-effect adjustment method.  The Company has completed the assessment of this ASU on each of our revenue streams and, based on our review of contracts, we believe the impact on our consolidated financial statements is immaterial.  For each of our products, revenue will still be recognized when title passes to the customer, generally upon shipment.  Revenue for service repairs of equipment will continue to be recognized after service has been completed, and service contract revenue will be recognized ratably over the term of the contract.  We are still evaluating the impact of the new revenue recognition standard on our disclosures due to the new qualitative and quantitative requirements under the standard.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our President and CEO (principal executive officer) and our Senior Vice President and CFO (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, each of our CEO (principal executive officer) and CFO (our principal financial officer) concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based upon the framework in “2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2017.

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

Directors

At the 2017 Annual Meeting, stockholders voted to declassify the board of directors effective immediately after the Meeting.  As a result, directors elected at a subsequent annual meeting of stockholders would be elected to one-year terms, and until their successors are duly elected and qualified. Any director chosen as a result of a newly created directorship or to fill a vacancy on the board of directors would hold office until the next annual meeting of stockholders. The entire board of directors would stand for election at the 2018 Annual Meeting of Stockholders.

Dr. Uri Geiger, age 50, has served as a director of our company and Chairman of the Board since November 2016. Dr. Geiger is Managing Partner of Accelmed Growth Partners, L.P., a private equity investment firm he co-founded in 2009 focused on medical device companies, which as of the record date of the 2017 Annual Meeting, owned approximately 27% of the Company’s outstanding common stock. Prior to founding Accelmed, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company, from May 2006 until December 2008. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was also the founding partner of Dragon Variation Fund in 2000, one of Israel’s first hedge funds, which was sold to Migdal in 2007. Dr. Geiger worked on Wall Street during the 1990s, where he gained a broad understanding of and significant experience in capital markets. Dr. Geiger was formerly an adjunct professor at Tel Aviv University’s Recanati School of Business where he lectured on private equity and venture capital and authored the books “Startup Companies and Venture Capital” and “From Concept to Wall Street”. Dr. Geiger previously served on the board of directors of EndoChoice Holdings Inc. from January 2014 until March 2016. Dr. Geiger’s years of leadership experience in both financial and business settings of the healthcare industry make him well-suited to serve as a member of the Board.

Darin Hammers, age 53, has served as the President and Chief Executive Officer of the Company since May 2016. Mr. Hammers’ experience includes over 25 years of increasing leadership roles in Urology. He joined Cogentix’s predecessor company Uroplasty as Vice President of Global Sales in January 2013 and was promoted to Senior Vice President of Global Sales & Marketing in August 2013. In January 2016 he was promoted to Chief Operating Officer prior to being named interim President and CEO in May 2016, and President and CEO in July 2016. Prior to joining Uroplasty, Mr. Hammers was Vice President of Sales for Bard Medical Division of C.R. Bard based in Covington, GA, focused on Urology care products. Prior to that, Mr. Hammers spent more than 12 years with Boston Scientific in various sales leadership positions in the Urology/Gynecology areas. Mr. Hammers brings to the Board of Directors of the Company substantial experience and insight in marketing and executive management of medical device companies.

Dr. James D’Orta, age 66, has been a director of our company since May 2016. He most recently served as a Director and Chief Executive Officer of ACell, a Maryland-based medical device manufacturer, from 2013 to 2015. Prior to becoming Chief Executive Officer of ACell, he served as a member of the board of directors and as chairman of the board’s Corporate Governance, Nominating and Compliance Committees. Prior to ACell, Dr. D’Orta served as the Founder and CEO of Consumer Health Services, Inc. from 2005 to 2013, which provided medical support for the walk-in medical clinics in Duane Reed drugstores. Consumer Health Services was acquired by Walgreens in 2013. Mr. D’Orta formerly was an investor, medical advisor and member of the Board of Directors of Minute Clinic, the walk-in medical clinics which was sold to CVS drugstores. Earlier, he was founder and CEO of LifeLink MD, providing distribution, training and medical oversight for automated external defibrillators (AEDs), as well as public advocacy and education that helped make AEDs widely available. That company was later sold to Medtronic. Dr. D’Orta also served as a director on the board of directors of CareFirst, Inc. of BlueCross/BlueShield from 2007 to 2015. Dr. D’Orta currently serves on the board of directors of MedStar Health, Inc. Dr. D’Orta’s years of leadership experience in both clinical and business settings of the healthcare industry make him well-suited to serve as a member of the Board.

Dr. Cheryl Pegus, age 53, has been a director of our company since 2013. She is currently Clinical Professor of Medicine and Population Health at NYU School of Medicine. Dr. Pegus is also the President of Caluent, LLC, a health care data analytics company and incoming Chair of the Association of Black Cardiologists. Previously, she was the Chief Medical Officer for Walgreens and served as the General Manager and Chief Medical Officer for SymCare Personalized Health Solutions, Inc., a J&J start-up company. Dr. Pegus is currently a Director of Tactile Medical (Nasdaq: TCMD), and privately held US Acute Care Solutions (USACS), a Welsh Carson portfolio company. Dr. Pegus has more than 20 years of clinical practice and industry experience that make her well-suited to serve as a member of the Board of Directors of our company.

Lewis Pell, age 74, is a co-founder of our company and has been a director since 1992. Mr. Pell served as the Chairman of the Board of Directors of the Company from 2005 to 2015. Mr. Pell also briefly served as the Company’s Principal Executive Officer from June 2013 to August 2013. Prior to 2005, Mr. Pell served as Vice-Chairman of the Board of Directors since 1992. Mr. Pell is a founder or co-founder and chairman and director of several privately held medical device companies and is the chairman of Photomedex, Inc., a publicly-traded dermatology company. We believe Mr. Pell’s extensive experience with Cogentix and other companies in the medical device industry, particularly his experience serving as a founder and a member of the board of directors of numerous medical device companies, and creating and developing new and emerging companies and bringing innovative medical device and technology to the marketplace, makes him well-suited to serve as a member of the Board of Directors of our company.

Mr. Kenneth Samet, age 59, has served as a director of our company since June 2016. Mr. Samet has been President, Chief Executive Officer and Director of MedStar Health, a $5 billion not-for-profit, healthcare delivery system since 2008. From 2003 to 2008, he served as President and Chief Operating Officer of MedStar Health, and prior to that, he served as Chief Operating Officer. Mr. Samet served as President of MedStar Washington Hospital Center, one of the nation’s largest tertiary care hospitals, in the District of Columbia from 1990 to 2000. From the mid-1980s to 1990, Mr. Samet held a variety of leadership positions with the Medlantic Healthcare Group, which merged with Helix Health in 1998 to create MedStar Health. Mr. Samet has served as a director of Evolent Health, Inc. since 2015. Mr. Samet’s years of leadership experience in large healthcare providers make him well-suited to serve as a member of the Board.

Nachum (Homi) Shamir, age 64, has served as a director of our company since November 2016. Mr. Shamir currently serves as the President, Chief Executive Officer and Director of Luminex Corporation, a publicly traded biotechnology company based in Austin, Texas, a position he has held since October 2014. Prior to joining Luminex, Mr. Shamir was the President, Chief Executive Officer and Director of Given Imaging Ltd., a developer, manufacturer and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract which was acquired by Covidien PLC in early 2014. Mr. Shamir held this position from April 2006 to June 2014. Prior to joining Given Imaging, Mr. Shamir was Corporate Vice President of Eastman Kodak Company and President of Eastman Kodak´s Transaction and Industrial Solutions Group. Additionally, he served over ten years at Scitex Corporation, a manufacturer of products, systems and equipment for the graphics design, printing and publishing markets, in positions of increasing responsibility, including President and CEO from 2003 to 2004. Mr. Shamir currently serves on the board of directors of Luminex Corporation and has been serving in such position since October 2014. Mr. Shamir previously served on the board of directors of Given Imaging from April 2006 to June 2014. Mr. Shamir also served on the board of directors of Invendo Medical GmbH from June 2014 to October 2017, when the company was sold.  Mr. Shamir’s knowledge and executive leadership in the health care industry make him well-suited to serve as a member of the Board of Directors of our company.

Howard Zauberman, age 65, has been a director of our company since 2013. Mr. Zauberman was President and Chief Executive Officer of the Company from 2013 to March 2015. Mr. Zauberman has over 30 years of experience as a leader in the medical products industry. Prior to joining the Company, from 2005 to 2012, he was Vice President of Business Development at Henry Schein, Inc., a leading global health care distributor serving office based medical practitioners. Mr. Zauberman also served as a Special Venture Partner at Galen Partners, a health care growth equity and late stage venture capital firm, focused on technology enabled services, medical devices and specialty pharmaceuticals. Mr. Zauberman also held senior management positions at ETHICON, Inc. a Johnson & Johnson company and Pfizer, Inc. Mr. Zauberman’s knowledge and executive leadership in the health care industry make him well-suited to serve as a member of the Board of Directors of our company.

Information About Director Appointments in Connection with the Pell Debt Conversion and Accelmed Investment

As a result of the Securities Purchase Agreement dated September 7, 2016 with Accelmed (the “Purchase Agreement”), and the Note Exchange Agreement dated September 7, 2016 with Mr. Pell (the “Note Exchange Agreement”), as of December 31, 2017, Mr. Pell and Accelmed owned or controlled approximately 33% and 26%, respectively, of the outstanding common stock of the Company.

In connection with the Purchase Agreement, Accelmed and Mr. Pell entered into a voting agreement (the “Voting Agreement”), whereby Mr. Pell and Accelmed have agreed to vote their shares of the Company’s common stock for the other party’s nominees to the Board. Under the Voting Agreement, each of Mr. Pell and Accelmed are entitled to nominate two directors, with the remaining seats to be filled by nominees that are mutually agreed upon by Mr. Pell and Accelmed in accordance with the terms of the Voting Agreement. Mr. Pell subsequently nominated himself and Howard Zauberman to the Board, and Accelmed nominated Uri Geiger and Nachum Shamir. The Voting Agreement shall continue in effect until such time as Accelmed no longer owns any of the shares of common stock that Accelmed acquired pursuant to the Purchase Agreement However, Mr. Pell may terminate the Voting Agreement at any time Accelmed and its affiliates own in the aggregate less than 50% of the purchased shares, and Accelmed may terminate the Voting Agreement at any time Mr. Pell and his affiliates own in the aggregate less than 50% of the shares of common stock issued to Mr. Pell pursuant to the Note Exchange Agreement.

The Voting Agreement is intended, in part, to qualify the Company as a “controlled company” under Nasdaq Rule 5615(c)(2), which permits the Company to utilize the controlled company exemption to the independent director requirements of Nasdaq Listing Rule 5605. Additionally, under the terms of the Purchase Agreement, the Company has agreed that principal Accelmed director shall serve as Chairman of the Board until Accelmed or its affiliates no longer own 50% of the shares purchased pursuant to the Purchase Agreement or unless otherwise agreed by Accelmed. Mr. Geiger currently serves as Chairman of the Board. The Company also amended its Bylaws to reduce the required quorum for all stockholder meetings to one-third of all issued and outstanding shares of voting stock of the Company.

Executive Officers

The executive officers of the Company are listed in Part I, Item 1 under the heading “Executive Officers.”

Code of Ethics and Business Conduct

The Board of Directors adopted our Amended and Restated Code of Ethics and Business Conduct, which applies to all of our directors, executive officers, and other employees, and meets the requirements of the SEC. A copy of our Amended and Restated Code of Ethics and Business Conduct is available on the Corporate Governance section of our corporate website at http://ir.cogentixmedical.com. We intend to disclose any future amendments to our Amended and Restated Code of Ethics, or waivers granted to our executive officers from a provision to the Amended and Restated Code of Ethics, on our website.

Section 16(a) Beneficial Ownership Reporting Compliance1

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who beneficially own more than 10 percent of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and greater than 10 percent beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file with the SEC. To our knowledge, based on a review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2017, and based on written representations by our directors and executive officers, all required Section 16(a) reports under the Exchange Act, for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2017,

Board Committees

The Board of Directors has three standing committees: Audit Committee, Compensation Committee and Governance and Nominating Committee. Each of these committees has the composition and responsibilities described below. The Board of Directors from time to time may establish other committees to facilitate the management of our company and may change the composition and the responsibilities of our existing committees. Each of our three standing committees has a charter which can be found on the on the Corporate Governance section of our corporate website at http://ir.cogentixmedical.com. The table below summarizes the current membership of each of our three standing board committees by our non-employee directors. None of our employee directors or non-independent directors serve as a member of any of our board committees.

Director	Audit	Compensation	Governance and Nominating
James D’Orta	√	Chair	√
Cheryl Pegus	√	√	Chair
Kenneth Samet	Chair	—	√
Nachum Shamir	—	√	—

Audit Committee

Responsibilities. The primary responsibilities of the Audit Committee include:

•
overseeing our accounting and financial reporting processes, systems of internal control over financial reporting and disclosure controls and procedures on behalf of the Board of Directors and reporting the results or findings of its oversight activities to the Board of Directors;

•
having sole authority to appoint, retain and oversee the work of our independent registered public accounting firm and establishing the compensation to be paid to the independent registered public accounting firm;

•
establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and/or or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•
reviewing and pre-approving all audit services and permissible non-audit services to be performed for us by our independent registered public accounting firm as provided under the federal securities laws and rules and regulations of the SEC; and

•
overseeing our system to monitor and manage risk, and legal and ethical compliance programs, including the establishment and administration (including the grant of any waiver from) of a written code of ethics applicable to each of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

[1]
Pursuant to 405(a) The Company must include a paragraph regarding any directors, officers or beneficial owners of more than ten percent of any class of equity securities of the Company who failed to file form 3 and 4 (or form 5 amendments) on a timely basis.  For each person must set forth the number of late reports, the number of transactions that were not reported on timely basis.

The Audit Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition and Audit Committee Financial Expert. The current members of the Audit Committee are Mr. Samet, Ms. Pegus and Mr. D’Orta. Mr. Samet is the chair of the Audit Committee.

Each current member of the Audit Committee qualifies as “independent” for purposes of membership on audit committees under the listing standards of Nasdaq and the rules and regulations of the SEC and is “financially literate” under the listing standards of Nasdaq. In addition, the Board of Directors has determined that Mr. Samet qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC and meets the qualifications of “financial sophistication” under the listing standards of Nasdaq. These designations related to the Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters are disclosure requirements of the SEC and Nasdaq and do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board of Directors.

Meetings. The Audit Committee met four times during 2017.

Compensation Committee

Responsibilities. The primary responsibilities of the Compensation Committee include:

•
determining the annual salaries, incentive compensation, long-term incentive compensation, special or supplemental benefits or perquisites and any and all other compensation applicable to our Chief Executive Officer and other executive officers;

•
determining any revisions to corporate goals and objectives with respect to compensation for our chief executive officer and other executive officers and establishing and leading a process for the full Board of Directors to evaluate the performance of our Chief Executive Officer and other executive officers in light of those goals and objectives;

•	administering our equity-based compensation plans, including determining specific grants of incentive awards for executive officers and other employees under our equity-based compensation plans;

•
reviewing and discussing with our Chief Executive Officer and reporting periodically to the Board of Directors plans for executive officer development and corporate succession plans for the Chief Executive Officer and other key executive officers and employees; and

•	establishing and leading a process for determination of the compensation applicable to the non-employee directors on the Board of Directors.

The Compensation Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition. The current members of the Compensation Committee are Mr. D’Orta, Ms. Pegus and Mr. Shamir. Mr. D’Orta is the chair of the Compensation Committee. Each of the three current members of the Compensation Committee is an “independent director” under the listing standards of Nasdaq and a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Meetings. The Compensation Committee met once during 2017.

Governance and Nominating Committee

Responsibilities. The primary responsibilities of the Governance and Nominating Committee are:

•
overseeing all aspects of corporate governance, including acting as an independent committee evaluating transactions between our company and significant stockholders, directors and director nominees, or executive officers;

•	succession planning and identifying individuals qualified to become members of the Board of Directors;

•	recommending director nominees for each annual meeting of our stockholders and director nominees to fill any vacancies that may occur between meetings of stockholders;

•	being aware of best practices in corporate governance and developing and recommending to the Board of Directors a set of Corporate Governance Guidelines; and

•	developing and overseeing a Board and Board committee evaluation process.

The Governance and Nominating Committee annually reviews transactions between the Company and its significant stockholders, directors and director nominees, or executive officers that are greater than $120,000. The review encompasses transactions with affiliates and immediate family members. When reviewing related party transactions, the Governance and Nominating Committee considers all relevant facts and circumstances, including:

•	the commercial reasonableness of the terms;

•	the benefit and perceived benefits, or lack thereof, to our company;

•	opportunity costs of alternate transactions; and

•	the materiality and character of the related person’s interest, and the actual or apparent conflict of interest of the related person.

The Governance and Nominating Committee only approves or ratifies a related party transaction when it determines that, upon consideration of all relevant information, the transaction is in, or is not inconsistent with, the best interests of our company and stockholders. No related party transactions will be consummated without the approval or ratification of our Governance and Nominating Committee. It is our policy that directors interested in a related party transaction will recuse themselves from any vote relating to a related party transaction in which they have an interest.

The Governance and Nominating Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition. The current members of the Governance and Nominating Committee are Ms. Pegus, Mr. D’Orta and Mr. Samet. Ms. Pegus is the chair of the Governance and Nominating Committee. Each of the three current members of the Governance and Nominating Committee is an “independent director” within the meaning of the listing standards of Nasdaq.

Meetings. The Governance and Nominating Committee met once during 2017.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

See the information contained in Part II, Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 12.	EXECUTIVE COMPENSATION

Compensation Philosophy and Objectives

Compensation Philosophy. The compensation we provide to our executive officers is designed both to attract and retain high quality executives to advance our business, and to provide both short-term and long-term incentives to those executives to enhance our performance. To that end, executive compensation consists of three primary elements: base salary, a short-term cash incentive opportunity under our Management Incentive Plan (“MIP”), and long-term equity incentive compensation. Although we set the level of compensation for our executives by reference to competitive compensation in a peer group of smaller, public medical device companies, we also adjust our executive compensation to attract and retain managers capable of accommodating rapid growth.

Objectives of Our Executive Compensation Program. Our compensation program for our executive officers are designed to achieve the following primary objectives:

•	focus executive behavior on achievement of our annual and long-term objectives and strategy;

•	provide a competitive compensation package that enables us to attract and retain, on a long-term basis, talented executives;

•
provide a total compensation structure that the Compensation Committee believes is at least comparable with similarly-sized companies in the life sciences industry for which we would compete for talent and which consists of a mix of base salary, equity and cash incentives; and

•	align the interests of management and stockholders by providing management with long-term incentives through equity ownership.

Accordingly, the Compensation Committee of our company also considers the following additional factors in designing our executive compensation program to further promote and achieve our compensation objectives:

•	each executive’s position within the company and the level of responsibility;

•	the ability of the executive to affect key business initiatives;

•	the executive’s individual experience and qualifications;

•	company and individual performance; and

•	the executive’s current and historical compensation levels.

Determining Executive Compensation. The Compensation Committee is responsible for establishing and administering compensation for our executive officers, including our Chief Executive Officer, and exercising oversight of compensation practices for all employees, including strategies for attracting, developing and motivating employees. Each of the members of the Compensation Committee is an “independent director” under the listing standards of Nasdaq and a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

The Compensation Committee of our company (i) meets as appropriate to discuss the executive compensation plan, including MIP performance measures and targets, (ii) generally retains the assistance of an independent compensation consultant every other year, and (iii) then formally establishes and approves the executive compensation plan. In fiscal 2017, the Committee engaged Arthur J. Gallagher as its independent compensation consultant, and the consultant assisted the Committee with designing Board compensation as well as assessing executive compensation.

The Compensation Committee consults with the Chief Executive Officer and other members of management in order to provide financial information and other relevant information, and specifically, to align the performance measures and targets of the annual incentive program with the proposed operating plan for the upcoming fiscal year. At the end of the fiscal year, the Chief Executive Officer participates in the Compensation Committee’s discussions regarding compensation actions for the executives, including any base salary adjustments; annual incentive awards and long-term equity incentive awards, except that he will not participate in any discussions with regard to his own compensation.

In approving compensation actions for the Chief Executive Officer, the Compensation Committee considers corporate performance during the fiscal year, solicits evaluations of the Chief Executive Officer’s individual performance from the other directors, and periodically considers competitive salary information gathered through comparative surveys pertaining to data specific to a peer group of public companies of comparable size and in the medical device industry. The Committee also reviews and approves the Chief Executive Officer’s individual performance goals for the upcoming fiscal year.

Elements of the Executive Compensation Program in 2017

Our executive compensation program consists of three primary elements: base salary, a short-term cash incentive opportunity under our Management Incentive Plan (“MIP”), and long-term equity incentive compensation. All of our executive officers are also eligible for certain benefits offered to employees generally including: life, health, disability and dental insurance, as well as participation in our 401(k) plan.

Base Salary. Base salary is an important element of our executive compensation program as it provides executives with a fixed, regular, non-contingent earnings stream to support annual living and other expenses. The Compensation Committee’s determination of the base salary of each of our named executive officers, including the Chief Executive Officer, are based on a number of factors, including the executive’s experience and past performance, the level of skill and responsibility required by the executive’s position and his or her qualifications for the position. As described above, the Compensation Committee also considers competitive salary information and seeks to set base salary at competitive levels in relation to the companies with which our company competes for executives.

During 2017, Mr. Hammers had a base salary of $425,000 for his role as Chief Executive Officer. Mr. Reynolds had a base salary of $300,000 for his role as Chief Financial Officer, Mr. Arnold had a base salary of $235,000 for his role as Vice President of Sales.

Short-Term Cash Incentive Compensation. In 2017, Cogentix provided its named executive officers with the opportunity to earn short-term cash incentive compensation through its Management Incentive Plan (“MIP”). The MIP is designed to provide a direct financial incentive to Cogentix’s key management, including the named executive officers, for the achievement of, or surpassing, specific corporate goals.

Each named executive officer’s short-term cash incentive compensation is the sum of:

•	consolidated revenue versus plan revenue (75% of bonus opportunity)

•	completion of a business development deal (15% of bonus opportunity)

•	attainment of team member retention of at least 90% (10% of bonus opportunity)

The following table describes the short-term cash incentive opportunity for each of our named executive officers under the MIP in 2017, as a percentage of base salary.

Name	Target 2017 Incentive Opportunity as % of Base Salary	Target 2017 Bonus Opportunity
Mr. Hammers	65%	$276,250
Mr. Reynolds	45%	$135,000
Mr. Arnold	40%	$94,000

In 2017, revenue achievement was 101.6% of planned revenue.  We also completed three business development deals – the Genesis acquisition, the equity investment in Vensica and the license agreement for Endourology.  Therefore, the business development achievement was paid at 200% to plan.  Finally, we achieved at least 90% for employee retention so this component was paid at 100% to plan.

Mr. Hammers, Mr. Reynolds and Mr. Arnold were paid bonuses under the MIP for 2017 in the amounts of $321,002, $156,870 and $109,228, respectively.

Long-Term Equity Incentive Compensation. In May 2017, the Compensation Committee reviewed equity compensation to our executive officers. Based upon a review of total compensation and equity compensation for the fiscal year 2017, the Compensation Committee granted restricted stock and stock options to certain members of management, including our executive officers. Effective as of May 19, 2017, 83,454 shares of restricted stock and 359,589 stock options were granted to Mr. Hammers. Mr. Reynolds received 52,457 shares of restricted stock and 226,027 stock options. Mr. Arnold received 35,765 shares of restricted stock and 154,110 stock options. The restricted stock will vest over a three-year period, with one-third vesting on each of May 19, 2018, 2019 and 2020. The options have a seven-year term and vest over a three-year period, with one-third vesting on each of May 19, 2018, 2019 and 2020. The exercise price of the stock options is $1.65, the closing stock price of the company on May 19, 2017.

Other Elements of Compensation. Executive officers also participated in various medical, dental, life, and disability benefit programs that were generally made available to all employees. Except as noted in the “Summary Compensation Table” below, we do not provide perquisites to our executive officers other than those available to all employees generally.

Employment Agreements

Cogentix has employment agreements with each of Messrs. Hammers and Reynolds. Mr. Arnold has certain severance benefits as specified in his employment offer letter.

Effective July 11, 2016, Darin Hammers was appointed as the Chief Executive Officer and President of the Company. Mr. Hammers had been serving as the interim Chief Executive Officer and President of the Company since May 24, 2016. Under the terms of his Employment Agreement dated July 11, 2016, Mr. Hammers was granted (a) an option to purchase 300,000 shares of the Company’s common stock and (b) 100,000 shares of restricted stock. The option has an exercise price equal to the last sale price of the common stock as quoted on the Nasdaq on July 11, 2016, with a term of seven years, and becomes exercisable with respect to a cumulative 100,000 shares on the first, second and third anniversaries of the start date; provided Mr. Hammers remains an employee of the Company. The restricted stock will vest with respect to a cumulative one-third of the restricted shares on the first, second and third anniversaries of the start date. Mr. Hammers will be paid his base salary for 12 months and an amount equal to his last established target bonus following termination of his employment by the Company without Cause (as defined in the Employment Agreement) or by Mr. Hammers with Good Reason (as defined in the Employment Agreement).  He is also entitled to a continuation of health benefits for twelve months.

Mr. Reynolds rejoined the Company as Executive Vice President, Chief Financial Officer and Corporate Secretary effective June 13, 2016. Under the terms of his Employment Agreement dated June 6, 2016, Mr. Reynolds was granted (a) an option to purchase 150,000 shares of the Company’s common stock and (b) 70,000 shares of restricted stock. The option has an exercise price equal to the last sale price of the common stock as quoted on the Nasdaq on his start date, June 13, 2016, with a term of seven years, and becomes exercisable with respect to a cumulative 50,000 shares on the first, second and third anniversaries of the start date; provided Mr. Reynolds remains an employee of the Company. The restricted stock will vest with respect to a cumulative one-third of the restricted shares on the first, second and third anniversaries of the start date. Mr. Reynolds will be paid his base salary for 12 months and an amount equal to his last established target bonus following termination of his employment by the Company without Cause (as defined in the Employment Agreement) or by Mr. Reynolds with Good Reason (as defined in the Employment Agreement).  He is also entitled to a continuation of health benefits for twelve months.

Mr. Arnold, under the terms of his employment offer letter, will be paid, in the event the Company terminates his employment without cause, an amount equal to his monthly base salary multiplied by the number of full years of his employment with the Company, but in no event shall post-termination payments payable to Mr. Arnold be less than six or greater than twelve months’ salary.

For each named executive officer, in the event of a Change in Control, as defined in the 2015 Omnibus Plan, in which the Company is not the surviving entity and the equity awards are not assumed, vesting on all unvested options and restricted stock will accelerate. Within two years of a change in control when the Company is the surviving entity, vesting will accelerate on all unvested options and restricted stock if the executive’s employment were to be terminated by the Company without Cause or Adverse Action or by him for Good Reason, as defined in the 2015 Omnibus Incentive Plan. Such a Change in Control occurred in November 2016 with the closing of the Accelmed investment. However, if acceleration would constitute a “parachute payment” (as defined in Section 280G(b)(2) of the Internal Revenue Code), then the “payments” to such Participant will be reduced (or acceleration of vesting eliminated) to the largest amount as will result in no portion of such “payments” being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Each named executive officer, including Messrs. Hammers, Reynolds and Arnold, has executed an Employee Confidentiality, Inventions, Non-Solicitation and Non-Compete Agreement, under which the named executive officer agreed not to disclose confidential information, to assign to our company without charge all intellectual property relating to its business which is created or conceived during the term of employment, to not encourage employees to leave employment for any reason and to not compete with us during the term of employment and for a period of twelve months thereafter.

Summary Compensation Table

The table below provides summary compensation information concerning all compensation awarded to, earned by or paid to the individuals who served as (i) our principal executive officers during the year ended December 31, 2017, and (ii) our most highly compensated executive officer who was serving at the end of December 2017, other than our principal executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Darin Hammers President and Chief Executive Officer	2017	425,000	321,003	83,454	593,322	—	9,568	1,432,346
	2016	349,038	405,123	217,000	206,930	—	47,950	1,226,042
Brett A. Reynolds Senior Vice President, Chief Financial Officer and Corporate Secretary	2017	300,000	156,870	52,457	372,945	—	3,041	885,312
	2016	202,846	152,351	95,597	80,799	—	7,272	538,866
Chris Arnold Vice President of Sales	2017	235,000	109,228	35,765	254,282	—	798	635,073
	2016	230,269	153,336	25,750	12,553	—	7,963	429,870

(1)
Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value for restricted stock awards granted to each named executive officer in fiscal 2017 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value is determined based on the fair value of our common stock at the date of the grant.

(2)
Represents the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. Details of the assumptions used in valuing these awards are set forth in Note 4 to our audited financial statements.

(3)	Mr. Hammers received a $40,000 moving allowance upon being named President and Chief Executive Officer in 2016. All other amounts represent 401(k) employer match.

Outstanding Equity Awards at Fiscal Year End

The table below provides information regarding unexercised stock option awards held by each of our named executive officers that remained outstanding at December 31, 2017.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)	Market value of shares that have not vested(1) ($)
Darin Hammers(2)	2/11/2013	$72,662	$-	$3.62	2/10/2020	-	$-
	8/12/2013	-	-	-	-	-	-
	4/21/2014	-	-	-	-	-	-
	4/27/2015	66,667	-	1.64	4/27/2022	16,666	52,498
	6/29/2016	33,334	-	1.03	6/29/2023	66,666	209,998
	7/11/2016	100,000	-	1.14	7/11/2023	66,666	209,998
	5/19/2017	-	359,589	1.65	5/19/2027	50,578	159,321

Brett Reynolds(2)	6/13/2016	50,000	100,000	0.88	6/13/2023	46,666	146,998
	6/29/2016	11,000	22,000	1.03	6/29/2023	22,000	69,300
	5/19/2017	-	226,027	1.65	5/19/2027	31,792	100,145

Chris Arnold(2)	4/27/2015	36,331	18,165	1.64	4/27/2022	4,844	15,259
	6/29/2016	8,334	16,666	1.03	6/29/2023	16,666	52,498
	5/19/2017	-	154,110	1.65	5/19/2027	21,676	68,279

(1)
Calculated as the number of restricted stock awards that have not vested multiplied by the closing price of a share of Cogentix Medical’s common stock as reported by Nasdaq on December 30, 2017 ($3.15).

(2)	Restricted stock awards vest on a pro rata basis, so that one-third of the award vests on each of the first, second and third anniversaries of the grant date.

Potential Payments upon Termination or Change in Control

For a description of the payments available to our named executive officers in the event of their resignation, retirement or other termination, or in connection with a change in control of our company, see the description under the caption “Employment Agreements.”

Overview of Director Compensation Program

As described in more detail under the heading “Corporate Governance—Compensation Committee—Responsibilities”, the Board of Directors has delegated to the Compensation Committee the responsibility, among other things, to establish and lead a process for the determination of compensation payable to our non-employee directors. The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board of Directors, which then makes final decisions regarding such compensation.

Cash Compensation

Description	Annual Cash Retainer
Non-employee Director	$50,000
Board Chair	$25,000
Audit Committee Chair	$12,000
Audit Committee Member	$6,000
Nominating/Governance Committee Chair	$6,000
Nominating/Governance Committee Member	$2,500
Compensation Committee Chair	$8,000
Compensation Committee Member	$4,500

Mr. Geiger has waived all retainers for his service as Chair of the Board and as a non-employee director. The Company reimburses him quarterly, per the Purchase Agreement, for (i) expenses incurred in connection with his service to the Board for an amount not to exceed $32,000 annually and (ii) reasonable and documented travel expenses incurred in connection with his service to the Board.

Mr. Pell did not receive any compensation for his services as a member of the Board of Directors of our company during fiscal 2017. However, Mr. Pell received approximately $34,100 in cash as a salary for his service as an employee of our company during the fiscal year and also received secretarial support for which our company paid approximately $52,000 in cash during fiscal 2017.

Equity-Based Incentive Compensation

In addition to cash compensation, during the fiscal year ended December 31, 2017, each of our current non-employee directors received restricted stock awards for $100,000 worth of  shares. The restricted stock awards vest six months from the date of the grant. Mr. Geiger waived his restricted stock award for 2017.

Director Compensation Table for 2017

The table below provides summary information concerning the compensation of each individual who served as a non-employee director of Cogentix during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
James D’Orta	$77,102	$100,001	$—	$—	$177,103
Uri Geiger	—	—	—	32,000	32,000
Cheryl Pegus	75,102	100,001	—	—	175,103
Kenneth Samet	76,602	100,001	—	—	176,603
Nachum Shamir	60,602	100,001	—	—	160,603
Howard Zauberman	56,102	100,001	—	25,500	181,603

(1)
Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value for restricted stock awards granted to each director in fiscal 2017 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value is determined based on the fair value of our common stock at the date of the grant. As of December 31, 2017, there were no restricted stock grants outstanding.

(2)	No option awards were granted to our non-employee directors during fiscal 2017. As of December 31, 2017, Mr. Zauberman and Ms. Pegus had 169,999 and 2,000 option awards outstanding, respectively.

(3)	Amounts reported in the “All Other Compensation” column for Mr. Zauberman represent consulting fees for assessment of our Airway Management and Industrial product lines.

ITEM 13.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Share Ownership of Certain Beneficial Owners, Management and Directors” in the Proxy Statement is incorporated herein by reference.  Further, see the information contained in Part II, Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 14.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Overview

The Governance and Nominating Committee reviews related party transactions and only approves or ratifies a related party transaction when it determines that, upon consideration of all relevant information, the transaction is in, or is not inconsistent with, the best interests of our company and its stockholders. Our policy with respect to transactions in which any of its directors or officers may have an interest, requires that such transaction (i) be on terms no less favorable to our company than could be obtained from unaffiliated third parties and (ii) be approved by the Governance and Nominating Committee and a majority of the uninterested, outside members of the Board of Directors. It is our policy that directors interested in a related party transaction will recuse themselves from any vote relating to a related party transaction in which they have an interest. All related party transactions in fiscal 2016 and fiscal 2017 and up to the latest practicable date before the printing of this Annual Report were approved in accordance with our policy.

Conversion of Pell Notes and Warrants

As a condition to the Accelmed investment, on September 7, 2016, we entered into the Note Exchange Agreement with Mr. Pell, under which the debt we owed to Mr. Pell was converted into our common stock at a price per share of $1.67. The Note Exchange Agreement also provided that, simultaneously with the conversion of such debt, all outstanding warrants to purchase our common stock that were held by Mr. Pell would be cancelled. We converted the outstanding principal amount, approximately $28.5 million, and accrued interest, approximately $1.0 million, on our promissory notes held by Mr. Pell into 17,688,423 shares of our common stock.

In fiscal 2016, the Board of Directors established a Special Committee of the Board, whose charter included the authority to review, evaluate, negotiate and approve the Pell debt conversion and the Accelmed investment, as well as the authority to evaluate any other conflicts of interest that could arise in connection with a potential change in control of the Company that could result from the proposed transactions. The Special Committee engaged an investment banking firm to provide a fairness opinion regarding the proposed transactions. The Special Committee recommended, and the Board approved, the transactions in September 2016, subject to stockholder approval. In November 2016, the Company’s stockholders approved the transactions.

Director Independence

For a director of our company to be considered independent, the Board of Directors must affirmatively determine that the director meets the independence standards under the listing standards of Nasdaq, and the Board of Directors must affirmatively determine that the director has no material relationship with us, either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with us. The Board of Directors will consider all relevant facts and circumstances in making an independence determination, including all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other relationships any director may have with us. The Board has determined that all of the directors and director nominees, other than current directors Messrs. Hammers, Pell and Zauberman, based on their past and present employment relationships with our company, satisfy the independence standards of Nasdaq.

Because a majority of the voting power of Cogentix’s outstanding common stock is owned or controlled by Lewis Pell and Accelmed, acting as a group pursuant to the Voting Agreement described under the caption “Information About Director Appointments in Connection with the Pell Debt Conversion and Accelmed Investment,” the Company qualifies as a “controlled company” under Nasdaq Rule 5615(c)(2). As a result, the Company is exempt from certain Nasdaq listing requirements, including the requirements to have a majority of independent directors on the Board and fully independent Compensation and Governance and Nominating Committees. However, the Company continues to meet those requirements as of the date of this Annual Report on Form 10-K.

Beneficial Ownership

The table below sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2017 for:

•	each person our company believes beneficially holds more than 5% of the outstanding shares of our common stock based solely on our company’s review of SEC filings;

•	each of our directors and nominees for directors;

•
each of the named executive officers named in the Summary Compensation Table under the heading “Executive Compensation—Summary Compensation Table for Fiscal 2017” (we collectively refer to these persons as our “named executive officers”); and

•	all of our directors and executive officers as a group.

The number of shares beneficially owned by a person includes shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days of March 15, 2018. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days of March 15, 2018 are outstanding for the purpose of computing the percentage of common stock owned by such person or group. However, such unissued shares of common stock described above are not deemed to be outstanding for calculating the percentage of common stock owned by any other person.

Except as otherwise indicated, the persons in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the notes to the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Beneficial Owners of More Than 5%
Accelmed Growth Partners, L.P. (“Accelmed”) c/o Accelmed Growth Partners Management Ltd. 6 Hachoshlim St. 6th Floor Herzliya Pituach, 46120	16,129,033		26.5%

Nantahala Capital Management LLC 19 Old Kings Highway S, Suite 200 Darien, CT 06820	3,693,853		6.0%

Named Executive Officers and Directors
James D’Orta	159,172		0.3%
Uri Geiger	16,129,033	(3)	26.5%
Darin Hammers	500,679		0.8%
Cheryl Pegus	199,472		0.3%
Lewis Pell	20,051,723		32.9%
Kenneth Samet	184,172		0.3%
Nachum Shamir	159,172		0.3%
Howard I. Zauberman	521,471		0.9%
Brett Reynolds	142,405		0.2%
Chris Arnold	80,852		0.1%
All Executive Officers and Directors as a Group	38,128,151		62.6%

(1)
For Nantahala Capital Management LLC (“Nantahala”), information is contained in a Schedule 13G/A filed with the SEC on February 14, 2018 by Nantahala. The filing indicated that as of December 31, 2017, Nantahala shared voting and investment power over all of these shares with managing members Wilmot Harkey and Daniel Mack. .The business address for each of the directors and named executive officers of Cogentix is c/o Cogentix Medical, Inc., 5420 Feltl Road, Minnetonka, Minnesota 55343.

(2)
Includes for the persons listed below the following shares of common stock subject to options held by such persons that are currently exercisable or become exercisable within 60 days of March 15, 2018:

Name	Shares of Common Stock Underlying Stock Options
Cheryl Pegus	2,000
Howard Zauberman	169,999
Darin Hammers	305,996
Brett Reynolds	61,000
Chris Arnold	62,830

(3)
Includes shares held by Accelmed. Mr. Geiger is the controlling member and managing partner of Accelmed Growth Partners (AGP) Limited, which is the general partner of Accelmed Growth Partners (GP), L.P., which is the general partner of Accelmed, and as a result, he may be deemed to beneficially own the shares held by Accelmed. Mr. Geiger is also the controlling shareholder and managing partner of Accelmed Growth Partners Management Ltd., which has certain voting and dispositive power over the shares held by Accelmed pursuant to a management agreement.

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, Audit-Related, Tax and Other Fees

The tables below present fees for professional services rendered by Grant Thornton and its affiliates for the years ended December 31, 2017 and 2016.

	Aggregate Amount Billed
	2017	2016
Audit Fees(1)	$349,922	$298,512
Audit Related Fees(2)	16,424	33,280
Tax Fees(3)	66,495	9,691

(1)	Audit fees consisted of the audit of our annual financial statements for the years ended December 31, 2017 and 2016.

(2)	Audit related fees for the current and prior year consisted of fees related to our annual 401(k) audit. Fees for 2016 also include fees related to the Accelmed Investment and Pell debt conversion.

(3)	Tax fees are for work associated with our international subsidiaries.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related and tax services, and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. All services rendered by Grant Thornton during our fiscal year 2017 were permissible under applicable laws and regulations and were approved in advance by the Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002, other than de minimis non-audit services allowed under applicable law.

PART IV

ITEM 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedule:

Schedule I – Valuation and Qualifying Accounts

	Balance at beginning of fiscal year	Additions charged to expenses	Written off, less recoveries	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for doubtful accounts
Twelve months ended December 31, 2017	$34,000	$70,000	$(18,000)	$1,000	$87,000
Twelve months ended December 31, 2016	$27,000	$21,000	$(14,000)	$-	$34,000

	Balance at beginning of fiscal year	Additions charged against revenues	Returns written off	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for sales returns
Twelve months ended December 31, 2017	$49,000	$-	$(34,000)	$-	$15,000
Twelve months ended December 31, 2016	$41,000	$9,000	$(1,000)	$-	$49,000

3.	Exhibits

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

Exhibit No.	Exhibit	Method of Filing
*2.1	Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

*2.2	Agreement and Plan of Merger, dated as of March 11, 2018, by and among LM US Parent, Inc., Camden Merger Sub, Inc. and Cogentix Medical, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on March 12, 2018 (File No. 000-20970)

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 13, 2017(File No. 000-20970)

3.2	(a) Amended and Restated By-laws.	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 13, 2017 (File No. 000-20970)

	(b) Amendment to the Amended and Restated By-laws.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 12, 2018 (File No. 000-20970)

10.1	Common Stock Purchase Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated November 9, 2009.	Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 12, 2009 (File No. 000-20970)

10.2	Common Stock Purchase Warrants of Vision-Sciences, Inc. issued to Lewis C. Pell dated September 30, 2011.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 4, 2011 (File No. 000-20970)

10.3	Letter Agreement dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell regarding extension of warrants.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.4	Convertible Promissory Note issued by Vision-Sciences, Inc. issued to Lewis C. Pell dated as of September 19, 2012.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 20, 2012 (File No. 000-20970)

10.5	Additional Convertible Promissory Note issued by Vision-Sciences, Inc. to Lewis C. Pell dated September 25, 2013.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2013 (File No. 000-20970)

10.6	2014 Convertible Promissory Note issued by Vision-Sciences, Inc. to Lewis C. Pell dated June 16, 2014.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the SEC of June 17, 2014 (File No. 000-20970)

10.7	Amendment to Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.8	Amendment to Additional Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

10.9	Amendment to 2014 Convertible Promissory Note dated December 21, 2014 by and between Vision-Sciences, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K as filed with the SEC on December 22, 2014 (File No. 000-20970)

Exhibit No.	Exhibit	Method of Filing
10.10
Settlement Agreement, dated May 23, 2016, by and among Cogentix Medical, Inc., Robert C. Kill, Lewis C. Pell, Howard I. Zauberman, Kevin H. Roche, Kenneth H. Paulus, James P. Stauner, and Cheryl Pegus.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (File No. 000-20870)

10.11	Note Exchange Agreement, dated September 7, 2016, by and between Cogentix Medical, Inc. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (File No. 000-20870)

10.12	Securities Purchase Agreement, dated September 7, 2016, by and between Cogentix Medical, Inc. and Accelmed Growth Partners, L.P.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (File No. 000-20870)

10.13	Registration Rights Agreement, dated November 3, 2016, by and among Cogentix Medical, Inc., Accelmed Growth Partners, L.P. and Lewis C. Pell.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on November 3, 2016 (File No. 000-20870)

10.14	Voting Agreement, dated September 7, 2016, by and between Accelmed Growth Partners, L.P. and Lewis C. Pell.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K as filed with the SEC on September 7, 2016 (File No. 000-20870)

10.15	Lease Agreement between Vision-Sciences, Inc. and 30 Ramland Road LLC dated as of March 23, 2000.	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000 (File No. 333-72547)

10.16	First Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of August 31, 2000.	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 25, 2015 (File No. 000-20970)

10.17	Second Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of January 7, 2005.	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 25, 2015 (File No. 000-20970)

10.18	Third Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of December 26, 2006.	Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the SEC on July 3, 2008 (File No. 000-20970)

10.19	Fourth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of April 12, 2009.	Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 29, 2009 (File No. 000-20970)

10.20	Fifth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of December 12, 2014.	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2017 (File No. 000-20970)

10.21	Sixth Amendment to Lease between Vision-Sciences, Inc. and 30 Ramland Road, LLC dated as of January 6, 2017.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2017 (File No. 000-20970)

Exhibit No.	Exhibit	Method of Filing
10.22	Loan Extension Agreement dated March 21, 2017, to the Loan Agreement, dated September 18, 2015, by and between Cogentix Medical, Inc., Machida Incorporated, Uroplasty, LLC, and Venture Bank	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 000-20970)

10.23	Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. (formerly Uroplasty, Inc.) and Tyco Healthcare Group LP (d/b/a Covidien)	Incorporated by reference to Exhibit 10.33 to Current Report on Form 8-K filed on December 6, 2007 by Uroplasty, Inc. (File No. 001-32632)

10.24	First Amendment dated February 26, 2008, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 12, 2017 (File No. 000-20970)

10.25	Second Amendment dated March 24, 2010, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 12, 2017 (File No. 000-20970)

10.26	Third Amendment dated April 30, 2011, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Tyco Healthcare Group LP (d/b/a Covidien)	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 12, 2017 (File No. 000-20970)

10.27	Fourth Amendment dated March 31, 2014, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien Sales LLC	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 12, 2017 (File No. 000-20970)

10.28	Fifth Amendment effective July 1, 2017, to the Supply Agreement, dated December 6, 2007, by and between Cogentix Medical, Inc. and Covidien Sales LLC	Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 12, 2017 (File No. 000-20970)

**10.29	Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated July 22, 2013.	Incorporated by reference to Exhibit 10.15 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-32632)

**10.30	First Amendment to the Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated May 29, 2014.	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on June 3, 2014 (File No. 001-32632)

**10.31	Separation and Release Agreement, dated May 23, 2016, by and among Cogentix Medical, Inc., Robert C. Kill and the other signatories thereto.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (File No. 000-20870)

**10.32	Employment Agreement, dated July 11, 2016, by and between Cogentix Medical, Inc. and Darin Hammers.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on July 12, 2016 (File No. 000-20870)

Exhibit No.	Exhibit	Method of Filing
**10.33	Employment Agreement, dated June 6, 2016, by and between Cogentix Medical, Inc. and Brett Reynolds.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on June 15, 2016 (File No. 000-20870)

10.34	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006.	Incorporated by reference to Exhibit 10.25 to Uroplasty’s Current Report on Form 8-K as filed with the SEC on January 24, 2006 (File No. 001-32632)

10.35	First Amendment to Lease by and between Liberty Property Limited Partnership and Uroplasty, Inc. dated January 24, 2014.	Incorporated by reference to Exhibit 10.21 to Uroplasty’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-32632)

10.36	Lease Agreement between Glenborough Flanders Park, LLC and Cogentix Medical, Inc. dated as of April 2, 2015.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on April 3, 2015 (File No. 000-20970)

**10.37	Cogentix Medical, Inc. 2015 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-8 as filed with the SEC on March 31, 2015 (File No. 333-203135)

**10.38	Uroplasty, Inc. 2002 Employee Stock Option Plan.	Incorporated by reference to the copy filed as Appendix B to Uroplasty’s Definitive Proxy Statement as filed with the SEC on August 1, 2002 (File No. 000-20989)

**10.39	Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to the copy attached as Appendix A to Uroplasty’s Definitive Proxy Statement as filed with the SEC on July 25, 2008 (File No. 001-32632)

**10.40	Form of Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.41	Form of Non-employee Director Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.42	Form of Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to Exhibit 10.3 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.43	Form of Non-employee Director Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.	Incorporated by reference to Exhibit 10.4 to Uroplasty’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-32632)

**10.44	Uroplasty, Inc. Performance Award Grant Notice 2006 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Uroplasty’s Current Report on Form 8-K filed October 3, 2014 (File No. 001-32632)

Exhibit No.	Exhibit	Method of Filing
**10.45	Vision-Sciences, Inc. 2000 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed with the SEC on June 29, 2000 (File No. 333-72547)

**10.46	Vision-Sciences, Inc. 2003 Director Option Plan, as amended.	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 filed with the SEC on October 10, 2008 (File No. 333-154150)

**10.47	Vision-Sciences, Inc. 2007 Stock Incentive Plan, as amended.	Incorporated by reference to the Appendix A to the Definitive Proxy Statement filed with the SEC on July 27, 2007 on Schedule 14A (File No. 000-20970)

**10.48	Restricted Stock Agreement dated November 26, 2013 between Vision-Sciences, Inc. and Howard I. Zauberman.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 27, 2013 (File No. 000-20970)

**10.49	Consulting Agreement dated March 2, 2017 between Cogentix Medical, Inc. and Howard I. Zauberman.	Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2017 (File No. 000-20970)

17.1	Letter dated May 24, 2016 from Kevin H. Roche to the Directors of Cogentix Medical, Inc.	Incorporated by reference to Exhibit 17.1 to Current Report on Form 8-K as filed with the SEC on May 27, 2016 (File No. 000-20870)

21.1	Subsidiaries of Cogentix Medical, Inc.	Filed herewith

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	Filed herewith

31.1	Certification by the PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification by the PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification by the PEO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification by the PFO pursuant to Section 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance	Furnished herewith ***

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith ***

101.CAL	XBRL Taxonomy Extension Calculation	Furnished herewith ***

101.DEF	XBRL Taxonomy Extension Definition	Furnished herewith ***

101.LAB	XBRL Taxonomy Extension Labels	Furnished herewith ***

101.PRE	XBRL Taxonomy Extension Presentation	Furnished herewith ***

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

ITEM 17.	FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2018	COGENTIX MEDICAL, INC.

	By	/s/ Darin Hammers
Darin Hammers
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ Darin Hammers	President and Chief Executive Officer, (Principal Executive Officer)	March 30, 2018
Darin Hammers

/s/ Brett Reynolds	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2018
Brett Reynolds

/s/ Uri Geiger	Chairman of the Board of Directors	March 30, 2018
Uri Geiger

/s/ Nachum Shamir	Director	March 30, 2018
Nachum Shamir

/s/ James A. D’Orta	Director	March 30, 2018
James A. D’Orta

/s/ Cheryl Pegus	Director	March 30, 2018
Cheryl Pegus

/s/ Lewis C. Pell	Director	March 30, 2018
Lewis C. Pell

/s/ Kenneth S. Samet	Director	March 30, 2018
Kenneth S. Samet

/s/ Howard I. Zauberman	Director	March 30, 2018
Howard I. Zauberman

COGENTIX MEDICAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cogentix Medical, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cogentix Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Minneapolis, MN
March 30, 2018

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$20,909,605	$9,369,624
Short-term investments	6,247,265	13,573,057
Accounts receivable, net	8,275,518	6,770,838
Inventories	7,176,695	7,235,043
Other	1,075,170	571,527
Total current assets	43,684,253	37,520,089

Property, plant, and equipment, net	2,427,479	2,115,316
Goodwill	19,153,554	18,749,888
Other intangibles, net	7,362,144	9,482,578
Long-term investments	-	5,344,004
Equity method investment	1,871,360	-
Deferred tax assets and other	245,078	163,427
Total assets	$74,743,868	$73,375,302

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,983,899	$2,689,035
Income taxes payable	87,441	113,191
Accrued liabilities:
Compensation	4,171,976	4,670,640
Deferred revenue	774,635	597,524
Other	1,360,743	838,272

Total current liabilities	9,378,694	8,908,662

Accrued pension liability	264,692	308,918
Deferred rent	586,296	639,019
Other	478,347	278,780

Total liabilities	10,708,029	10,135,379

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2017 and 2016, respectively	-	-
Common stock $.01 par value; 100,000,000 shares authorized, 60,905,666 and 60,436,548 shares issued and outstanding at December 31, 2017 and 2016, respectively.	609,059	604,368
Additional paid-in capital	145,982,121	144,430,381
Accumulated deficit	(81,999,901)	(81,005,654)
Accumulated other comprehensive loss	(555,440)	(789,172)

Total shareholders’ equity	64,035,839	63,239,923

Total liabilities and shareholders’ equity	$74,743,868	$73,375,302

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31	Twelve Months Ended December 31
	2017	2016

Net sales	$56,316,109	$51,851,159
Cost of goods sold	18,872,250	16,248,111

Gross profit	37,443,859	35,603,048

Operating expenses
General and administrative	8,293,814	6,778,010
Research and development	4,742,308	4,701,539
Selling and marketing	22,907,468	21,313,364
One-time costs	-	2,257,654
Amortization of intangibles	2,389,743	2,363,432
	38,333,333	37,413,999

Operating loss	(889,474)	(1,810,951)

Other income (expense)
Interest income	245,678	25,455
Interest expense	(29,034)	(1,298,253)
Debt conversion expense	-	(18,841,407)
Foreign currency exchange gain (loss)	48,479	(25,022)
Other	7,365	-
	272,488	(20,139,227)

Loss before income taxes	(616,986)	(21,950,178)

Income tax expense	137,124	144,769
Equity-method investment activity, net of tax	128,640	-

Net loss	$(882,750)	$(22,094,947)

Basic and diluted net loss per common share	$(0.01)	$(0.71)

Weighted average common shares outstanding:
Basic and diluted	59,981,534	30,903,035

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Twelve Months Ended December 31	Twelve Months Ended December 31
	2017	2016

Net loss	$(882,750)	$(22,094,947)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	226,801	(111,515)
Unrealized gain (loss) on available-for-sale investments	17,335	(21,349)
Pension adjustments	(10,404)	220,190

Total other comprehensive income, net of tax	233,732	87,326

Comprehensive loss	$(649,018)	$(22,007,621)

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	26,057,327	$260,574	$76,485,650	$(58,910,707)	$(876,498)	$16,959,019

Share-based compensation expense	629,994	6,300	741,819	-	-	748,119

Restricted stock exchanged for taxes	(68,229)	(682)	(56,661)	-	-	(57,343)

Conversion of related party debt and accrued interest	17,688,423	176,885	43,991,964	-	-	44,168,849

Issuance of common stock, net of expenses	16,129,033	161,291	23,267,609	-	-	23,428,900

Comprehensive loss	-	-	-	(22,094,947)	87,326	(22,007,621)

Balance at December 31, 2016	60,436,548	604,368	144,430,381	(81,005,654)	(789,172)	63,239,923

Share-based compensation expense	472,168	4,722	1,448,189	-	-	1,452,911

Proceeds from exercise of stock options, net of shares exchanged for taxes	(3,050)	(31)	(7,946)	-	-	(7,977)

Adoption of ASU 2016-09	-	-	111,497	(111,497)	-	-

Comprehensive loss	-	-	-	(882,750)	233,732	(649,018)

Balance at December 31, 2017	60,905,666	$609,059	$145,982,121	$(81,999,901)	$(555,440)	$64,035,839

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months ended December 31,	Twelve Months ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(882,750)	$(22,094,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,165,980	3,136,109
Debt conversion expense	-	18,841,407
Loss by equity method investee	128,640	-
Loss on disposal of equipment	1,997	5,640
Amortization of premium on marketable securities	104,757	8,003
Share-based compensation expense	1,452,911	748,119
Amortization of discount on related party debt	-	940,923
Long term incentive plan	-	(74,404)
Deferred income taxes	(80,048)	57,536
Deferred rent	(32,697)	3,777
Restricted stock exchanged for taxes	(17,690)	(57,343)
Changes in operating assets and liabilities:
Accounts receivable	(661,770)	1,359,056
Inventories	276,090	(2,655,221)
Other current assets	(279,327)	253,553
Accounts payable	(90,320)	484,237
Interest payable	-	292,049
Accrued compensation	(768,485)	1,609,281
Accrued liabilities, other	(108,111)	270,612
Accrued pension liability	(85,270)	(116,395)
Deferred revenue	182,804	288,329
Net cash provided by operating activities	2,306,711	3,300,321

Cash flows from investing activities:
Proceeds from maturity of available-for-sale-securities	15,020,000	-
Purchases of available-for-sale securities	(2,438,322)	(18,945,717)
Purchase of equity method investment	(2,000,000)	-
Purchases of property, plant and equipment	(856,875)	(355,145)
Acquisition of business, net of cash acquired	(181,261)	-
Net cash provided by (used in) investing activities	9,543,542	(19,300,862)

Cash flows from financing activities:
Borrowings from line of credit	3,033,385	2,646,500
Repayments of line of credit	(3,033,385)	(2,646,500)
Payments of note payable	(47,329)	-
Payments of secured borrowings	(238,984)	-
Proceeds from exercise of stock options	9,713	-
Proceeds from sale of common stock, net	-	23,428,900
Net cash provided by (used in) financing activities	(276,600)	23,428,900

Effect of exchange rates on cash and cash equivalents	(33,672)	(35,329)

Net increase in cash and cash equivalents	11,539,981	7,393,030

Cash and cash equivalents at beginning of period	9,369,624	1,976,594

Cash and cash equivalents at end of period	$20,909,605	$9,369,624

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$284,374	$42,957
Cash paid during the period for interest	$13,845	$62,418

Non-cash financing activities:
Note payable issued in conjunction with acquisition of business	$462,184	$-
Non-cash debt and interest converted to equity	$-	$25,327,441

See accompanying Notes to Consolidated Financial Statements.

COGENTIX MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2017 and 2016

Note 1: Summary of Significant Accounting Policies

Nature of Business.

Cogentix Medical, Inc., headquartered in Minnetonka, Minnesota, with additional operations in New York, Massachusetts, The Netherlands and the United Kingdom, is a global medical device company.  We design, develop, manufacture and market products for flexible endoscopy with our unique PrimeSight™ product lines featuring a streamlined visualization system and proprietary sterile disposable microbial barrier providing users with efficient and cost-effective endoscope turnover while enhancing patient safety. We also commercialize the Urgent® PC Neuromodulation System, an FDA-cleared device that delivers percutaneous tibial nerve stimulation (PTNS) for the office-based treatment of overactive bladder (OAB). OAB is a chronic condition that affects approximately 42 million U.S. adults. The symptoms include urinary urgency, frequency and urge incontinence.  We also offer Macroplastique®, an injectable urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency.  Outside the U.S., the Company markets additional bulking agents: PTQ® for the treatment of fecal incontinence and VOX® for vocal cord augmentation and vesicourethral reflux.

Change in Control.

A change in control of the Company occurred on November 3, 2016 as a result of the conversion of the Company’s convertible debt – related party into equity (see Note 3) and the issuance of common shares to Accelmed Growth Partners (see Note 5).  The convertible debt – related party was owed to Lewis Pell, a member of our board of directors.  As a result of the transactions described above, Mr. Pell and Accelmed owned or controlled approximately 33% and 27%, respectively, of the outstanding common stock of the Company immediately subsequent to these transactions being consummated.  Accelmed and Mr. Pell entered into a voting agreement pursuant to which Mr. Pell and Accelmed have agreed to vote their shares of the Company’s common stock for the other party’s nominees to the board of directors.  Further, the securities purchase agreement with Accelmed provides it with numerous protective provisions, including prohibiting the Company, without the prior approval of the Accelmed directors, from engaging in any merger, consolidation, transfer or conversion involving the Company, incurring any new indebtedness in excess of $10,000,000, and changing the size of the Board of Directors.

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

 We include shipping and handling charges billed to customers in net sales, and include related costs incurred by us in cost of goods sold. Typically, our agreements contain no customer acceptance provisions or clauses.  We sell our products to end users and to distributors.  Payment terms range from prepayment to 120 days.  Sales to distributors are not contingent on the distributor selling the product to end users.  Customers do not have the right to return products except for warranty claims.  We offer customary product warranties. We present our sales in our statement of operations net of taxes, such as sales, use, value-added and certain excise taxes, collected from the customers and remitted to governmental authorities.

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

Advertising Expenses.

Advertising costs are expensed as incurred.  Such costs incurred were approximately $360,000 and $363,000 for the twelve months ended December 31, 2017 and 2016, respectively.

Research and Development Expenses.

Costs of research, new product development, and product redesign are charged to expense as incurred.

Share-Based Compensation.

We account for share-based compensation costs under ASC 718, “Compensation – Stock Compensation”.  ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options and restricted shares, in our consolidated financial statements.  We measure that cost based on the fair value of the equity or liability instruments issued.   We account for forfeitures in the period in which they occur.  We also recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock options exercise relative to the deferred tax asset position established in the provision for income taxes line in the consolidated statement of operations.

Segment Reporting.

We operate in three markets – urology/gynecology, airway management, and industrial.  Our Chief Executive Officer has been identified as our chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analysis of the Company as three segments.  This is a change from prior periods in which we reported only one segment as discrete financial information was not available for each market individually.

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

The following tables show our cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2017 and 2016:

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash	$4,318,229	$-	$-	$4,318,229	$4,318,229	$-	$-

Level 1:
Money market funds	16,591,376	-	-	16,591,376	16,591,376	-	-
Subtotal	16,591,376	-	-	16,591,376	16,591,376	-	-

Level 2:
Certificates of deposit	1,440,000	-	(1,783)	1,438,217	-	1,438,217	-
Commercial paper	1,198,574	-	(362)	1,198,212	-	1,198,212	-
Corporate notes/bonds	3,612,704	-	(1,868)	3,610,836	-	3,610,836	-
U.S. government agencies	-	-	-	-	-	-	-
Subtotal	6,251,278	-	(4,013)	6,247,265	-	6,247,265	-

Total	$27,160,883	$-	$(4,013)	$27,156,870	$20,909,605	$6,247,265	$-

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash	$3,773,790	$-	$-	$3,773,790	$3,773,790	$-	$-

Level 1:
Money market funds	3,197,958	-	-	3,197,958	3,197,958	-	-
Subtotal	3,197,958	-	-	3,197,958	3,197,958	-	-

Level 2:
Certificates of deposit	2,160,010	2,285	-	2,162,295	-	720,031	1,442,264
Commercial paper	5,984,110	-	(4,100)	5,980,010	2,397,876	3,582,134	-
Corporate notes/bonds	9,688,957	-	(13,885)	9,675,072	-	7,273,992	2,401,080
U.S. government agencies	3,503,208	-	(5,648)	3,497,560	-	1,996,900	1,500,660
Subtotal	21,336,285	2,285	(23,633)	21,314,937	2,397,876	13,573,057	5,344,004

Total	$28,308,033	$2,285	$(23,633)	$28,286,685	$9,369,624	$13,573,057	$5,344,004

Cash, Cash Equivalents and Marketable Securities.

We consider all cash on-hand and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  We classify marketable securities having original maturities of more than three months when purchased and remaining maturities of one year or less as short-term investments and marketable securities with remaining maturities of more than one year as long-term investments.  We further classify marketable securities as available-for-sale.  We have not designated any of our marketable securities as trading securities or as held to maturity.  We may sell any of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management.  At December 31, 2017, we did not have any long-term securities.

We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature.  We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer.

Cash and cash equivalents include highly liquid money market funds and debt securities with original maturities of three months or less totaling $20.1 million and $9.4 million at December 31, 2017 and 2016, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled $879,000 and $507,000 at December 31, 2017 and 2016, respectively.

Equity Investment.

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

Accounts outstanding longer than the contractual payment term, are considered past due.  We carry our accounts receivable at the original invoice amount less an estimated allowance for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $87,000 and $34,000 at December 31, 2017 and 2016, respectively.

Inventories.

We value inventory at net realizable value the slow moving and obsolete inventories based upon current and expected future product sales.  Inventories consist of approximately the following:

	December 31, 2017	December 31, 2016

Raw materials	$3,449,000	$4,483,000
Work-in-process	322,000	462,000
Finished goods	3,406,000	2,290,000

	$7,177,000	$7,235,000

Property, Plant and Equipment.

We carry property, plant and equipment, including leasehold improvements, at cost, less accumulated depreciation or fair value if acquired in a business combination, which consists of approximately the following balances:

	December 31, 2017	December 31, 2016

Land	$147,000	$129,000
Building	674,000	588,000
Leasehold improvements	1,248,000	1,240,000
Internal use software	829,000	821,000
Equipment	4,155,000	3,203,000

	$7,053,000	$5,981,000
Less accumulated depreciation and amortization	(4,626,000)	(3,866,000)

	$2,427,000	$2,115,000

We provide for depreciation using the straight-line method over useful lives of three to seven years for equipment and 40 years for the building.  Certain products used as sales demonstration and service loaner equipment are transferred from inventory to machinery and equipment and are depreciated over three years.  We charge maintenance and repairs to expense as incurred.  We capitalize improvements and amortize them over the shorter of their estimated useful service lives or the remaining lease term. We recognized depreciation and amortization expense of approximately $777,000 and $778,000 in the years ended December 31, 2017 and 2016, respectively.

Goodwill.

Goodwill results from the Merger and from the acquisition of Genesis (as described in Note 4) and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually as of November 30 or if conditions indicate an additional review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. If the Company performs the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples are also used to corroborate the results of the discounted cash flow models.  In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of the potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value.  We reassessed the impairment of Goodwill as of December 31, 2017 due to the change in our segment determination as described in Note 10.  All of our Goodwill is associated with the medical segment and there was no impairment as of December 31, 2017.

There was no goodwill impairment loss for the years ended December 31, 2017 or 2016.

Impairment of Long-Lived Assets.

Long-lived assets consist of property, plant and equipment and finite lived intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that we may not recover the carrying amount of an asset.  We measure recoverability of assets held and used from a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to generate by the asset.  If we consider such assets impaired, we measure the impairment recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges for the years ended December 31, 2017 and 2016.

Product Warranty.

We warrant our products to be free from defects in material and workmanship under normal use and service for a period of twelve months after the date of sale.  Under the terms of these warranties, we repair or replace products we deem defective due to material or workmanship.

The following table summarizes approximate changes in our warranty reserve:

	December 31, 2017	December 31, 2016

Warranty reserve at beginning of period	$127,000	$146,000
Warranties accrued during the period	167,000	77,000
Warranties settled during the period	(141,000)	(96,000)

Warranty reserve at end of period	$153,000	$127,000

Other Current Liabilities.

Other current liabilities consist of approximately the following:

	December 31, 2017	December 31, 2016

Sales tax and VAT payable	$579,000	$328,000
Note payable	214,000	-
Accrued legal and accounting fees	21,000	101,000
Accrued vendor payables	142,000	190,000
Other accrued expenses	405,000	219,000

	$1,361,000	$838,000

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

We recognize foreign currency transaction gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (functional currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem any portion of them to be long-term.  We recognized foreign currency transaction gains (losses) of approximately $48,000 and $(26,000) in the twelve months ended December 31, 2017 and 2016, respectively.

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

	Number of options, warrants and unvested restricted stock	Range of exercise prices
Years ended:
Twelve months December 31, 2017	3,022,582	$0.88 - $24.40
Twelve months December 31, 2016	2,674,000	$0.88 - $24.40

Recently Adopted Accounting Pronouncements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30 of this ASU, “Presentation of Financial Statements—Liquidation Basis of Accounting”. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company has evaluated the going concern considerations in this ASU. However, management does not believe that the Company has met conditions which would subject the Company’s financial statements to additional disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted.

In February 2018, the Financial Accounting Standards Board (“FASB”) issues ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within these fiscal years.  Early adoption is permitted.  The new guidance is not expected to have a material impact on our results of operations and financial position.

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

Note 2.  Goodwill and Other Intangible Assets

Goodwill.

There was no change in the goodwill balance as of December 31, 2017 as compared to December 31, 2016 other than the addition of approximately $400,000 related to the Genesis acquisition as described in Note 4.  This balance was converted to US dollars at the month end exchange rate as of December 31, 2017.

Other Intangible Assets.

Other intangible assets consisted of approximately the following at reporting dates presented below:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization period
Developed technology	$6,200,000	$2,436,000	4.25	$6,200,000	$1,550,000	5.25
Patents & trademarks	5,653,000	5,634,000	7.25	5,653,000	5,616,000	8.25
Trademarks and trade names	190,000	84,000	7.25	190,000	75,000	8.25
Customer relationships	7,540,000	4,067,000	2.27	7,270,000	2,590,000	3.25
	19,583,000	$12,221,000		19,313,000	$9,831,000
Accumulated amortization	12,221,000			9,831,000

Net book value of amortizable intangible assets	$7,362,000		3.22	$9,482,000		4.23

Amortization costs were approximately $2,390,000 in the year ended December 31, 2017 and $2,363,000 in the year ended December 31, 2016.

Estimated amortization expense for all intangible assets for the five years subsequent to December 31, 2017 is as follows:

Year ending December 31,
2018	$2,437,000
2019	2,431,000
2020	1,307,000
2021	894,000
2022	230,000
Thereafter	63,000
Total	$7,362,000

Note 3.  Convertible Debt – Related Party

Prior to November 2016, the Company had convertible debt – related party payable to Mr. Lewis Pell, one of the Company’s directors.  In November 2016, the Company converted the outstanding principal amount (face value of $28,490,000) and accrued interest (approximately $1,000,000) payable under the convertible debt – related party into 17,688,423 shares of our common stock representing a conversion price of $1.67 per share.  This conversion was approved by the Company’s stockholders on November 3, 2016.  The conversion of the convertible debt – related party was negotiated to be converted at a conversion rate that was significantly lower than the original conversion rates.  The transaction was accounted for as an induced conversion and resulted in non-cash debt conversion expense of approximately $18,841,000 for the year ended December 31, 2016.  Under purchase accounting for the Merger, the convertible promissory notes were recorded at fair value, resulting in a discount from their face value of $5,960,000. The discount was being amortized over the remaining term based on the effective interest rate method with an imputed interest rate of 4.72%, until the debt was converted.

Note 4.  Business Combinations

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

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of Genesis based on their fair values at the effective date of the Acquisition. The final allocation is approximately as follows:

Cash and cash equivalents	$104,373
Accounts receivable	811,034
Inventory	202,410
Property, plant and equipment	172,242
Customer relationships	268,000
Goodwill	400,870
Total assets acquired	$1,958,929

Accounts payable	$1,001,885
Deferred tax liability	50,920
Total liabilities assumed	$1,052,805

Total Purchase Price	$906,124

Cash paid to Genesis, net of cash acquired of $104,000, totaled approximately $181,000.  The remaining purchase price was financed via a note payable and contingent consideration as described above.

Legal costs directly related to the acquisition of approximately $90,000 have been charged directly to operations and are included in general and administrative expense in our Consolidated Statements of Operations for the twelve months ended December 31, 2017.

The goodwill of $400,870 resulting from the acquisition is the excess if the purchase price over the fair value of the net assets acquired.  The goodwill primarily reflects the value of enhancing our market opportunity and growth potential in the U.K.   None of the goodwill recognized is deductible for income tax purposes as it was a stock acquisition and as such, no deferred taxes have been recorded to goodwill.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following identifiable intangible asset:

	Amount	Weighted Average Life-Years
Customer relationships	$268,000	3

Note 5.  Shareholders’ Equity

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

Share-based Compensation.

At December 31, 2017, the Company had one active plan, the Cogentix Medical 2015 Omnibus Incentive Plan, for share-based compensation grants (“the 2015 Plan”). Under the 2015 Plan, if we have a change in control (as defined in the 2015 Plan) and the Company is not the surviving entity, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately if they are not assumed or replaced with equivalent grants.  If the Company is the surviving entity, there is no accelerated vesting of equity grants solely upon a change in control.  In 2016, the Company experienced a change in control for which it was the surviving entity.  Outstanding grants will vest if a participant’s employment or other service with the Company is terminated, without cause or by the participant for good reason, within two years of the November 3, 2016 change in control.

Under the 2015 Plan, we reserved 2,500,000 shares of our common stock for share-based grants and 139,738 shares remain available for grant at December 31, 2017.

We grant options at the discretion of our directors.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 2,545,963 shares of common stock granted under the 2015 Plan or predecessor companies’ plans.  Options generally expire over a period ranging from seven to ten years from date of grant and vest at varying rates ranging up to three years.  The options granted under the 2015 Plan generally provide for the exercise of options during a limited period following termination of employment, death or disability.

We determine the fair value of the option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the years ended December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Expected life, in years	3.00	3.90
Risk-free interest rate	1.45%	.98%
Expected volatility	66.89%	61.86%
Expected dividend yield	0%	0%

The expected life for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our common stock.  We estimated the forfeiture rate for stock awards to be approximately 15% for executive employees and directors and approximately 20% for non-executive employees for the year ended December 31, 2016 awards based on our historical experience.  Beginning January 1, 2017, we no longer have an estimated forfeiture rate because we adopted the rules found in ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and now account for forfeitures when they occur.

The following table summarizes the activity related to our stock options for the years ended December 31, 2017 and 2016, respectively:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value	Aggregate intrinsic value	Weighted average remaining life in years

Balance at December 31, 2015	2,573,640	$4.46		-	5.24
Options granted	692,400	1.05	$0.49
Options exercised	-
Options surrendered	(1,585,050)	3.90

Balance at December 31, 2016	1,680,990	$3.54		$752,290	6.55
Options granted	1,042,809	1.65	$0.74
Options exercised	(7,211)	1.35		$13,001
Options surrendered	(170,625)	4.36

Balance at December 31, 2017	2,545,963	$2.72		$3,243,914	6.13

Options exercisable at December 31, 2017	1,031,731	$4.55		$705,799	3.39

The total fair value of stock options vested during the years ended December 31, 2017 and 2016, was approximately $223,000 and $276,000, respectively.

There were no options exercised for the year ended December 31, 2016.

We grant restricted shares at the discretion of our directors with vesting terms of six months to three years.  The following table summarizes the activity related to our restricted stock for the years ended December 31, 2017 and 2016, respectively:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value

Balance at December 31, 2015	686,910	$2.41	1.59	$886,114
Shares granted	937,858	1.18
Shares vested	(324,521)	2.19		652,287
Shares surrendered	(307,699)	2.45

Balance at December 31, 2016	992,548	$1.30	1.35	$1,995,021
Shares granted	542,541	1.67
Shares vested	(988,097)	1.48		$3,112,506
Shares surrendered	(70,373)	1.56

Balance at December 31, 2017	476,619	$1.32	1.93	$1,501,350

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock on the dates noted above.

We recognize share-based compensation expense in the statement of operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred a total of approximately $1,453,000 and $748,000 in share-based compensation expense for the years ended December 31, 2017 and 2016, respectively.

On December 31, 2017, we had approximately $768,000 of unrecognized share-based compensation cost,  related to stock options that we expect to recognize over a weighted-average requisite service period of approximately 2.15 years.  On December 31, 2016, we had approximately $344,000 of unrecognized share-based compensation cost, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average requisite service period of approximately 2.05 years.

On December 31, 2017, we had approximately $462,000 of unrecognized share-based compensation cost,  related to restricted stock that we expect to recognize over a weighted-average requisite service period of approximately 1.93 years.  On December 31, 2016, we had approximately $743,000 of unrecognized share-based compensation cost, net of estimated forfeitures, related to restricted stock that we expect to recognize over a weighted-average requisite service period of approximately 1.26 years.

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

Under the Facility, we may borrow the lesser of: (a) the sum of (i) eighty percent (80%) of the value of eligible accounts receivable; and (ii) forty percent (40%) of the value of eligible inventory capped at the lesser of (1) $2.5 million; or (b) $7 million.  As of December 31, 2017, based on eligible receivables and inventory, our total available borrowing base was $6,409,000.  We did not have any borrowings under the facility as of December 31, 2017.

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

Note 7. Commitments and Contingencies

Operating Lease Commitments.

We lease office, warehouse, and production space under operating lease agreements, which include escalating lease payments, and lease various automobiles for our European employees.  These leases expire at various times through August 2025.  At December 31, 2017, the approximate future minimum lease payments in subsequent years under noncancelable operating leases with an initial term in excess of one year are as follows:

2018	$817,000
2019	430,000
2020	279,000
2021	254,000
2022	164,000
Thereafter	544,000
$2,488,000

Total operating lease expenses were approximately $734,000 and $695,000 for the twelve months ended December 31, 2017 and 2016, respectively.

Minimum Purchase Agreement Commitments.

In our normal course of business, we have commitments to purchase from various vendors finished goods and manufacturing components under issued purchase orders.  At December 31, 2017, the approximate future minimum purchase agreement payments in subsequent years are as follows:

2018	$-
2019	300,000
2020	600,000
2021	900,000
2022	1,200,000
Thereafter	1,500,000
$4,500,000

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

Note 8: Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code of 1986, as amended, and participation is available to substantially all employees.  We may also make discretionary contributions ratably to all eligible employees.  We made discretionary contributions to the U.S. plan of approximately $585,000 and $438,000 in the years ended December 31, 2017 and 2016, respectively.

Our international subsidiaries in the U.K. and The Netherlands have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.  We froze the U.K. subsidiary’s defined benefit plan on December 31, 2004.  On March 10, 2005, we established a defined contribution plan for the U.K. subsidiary.  As of April 1, 2005, we closed The Netherlands subsidiary’s defined benefit retirement plan for new employees and established a defined contribution plan for them.  The total contribution expense associated with the defined contribution plans in The Netherlands and the U.K. was approximately $55,000 and $38,000 for the years ended December 31, 2017 and 2016, respectively.

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

The Netherlands defined benefit pension plan is funded through a guaranteed insurance contract with Zwitser Leven, an insurance company.  Our contract with Zwitser Leven requires us to make annual premium payments which are sufficient to fund benefits that will satisfy the vested benefit obligation (“VBO”).  Zwitser Leven does not hold separate investment assets for our contract, but rather is obligated to provide the stream of future benefits for the annual premium payments we make to the plan.  We calculate the market value of the pension plan assets, held in Zwitser Leven insured assets, as the stream, based on mortality, of the earned guaranteed benefit payments discounted at a market interest rate. The benefit obligation is calculated based on the same assumptions as well.  Accordingly, the impact on pension plan assets of a change in assumption for discount rate and mortality would equally offset the change in VBO.

At December 31, 2017, we project the following benefit payments in subsequent years:

2018	$23,000
2019	24,000
2020	24,000
2021	31,000
2022	39,000
2023 to 2027	262,000
$403,000

We contributed approximately $141,000 and $125,000 in the years ended December 31, 2017 and 2016, respectively, and expect to contribute approximately $140,000 in 2018.

The following table summarizes the change in benefit obligations and the change in plan assets:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016
Changes in benefit obligations:
Projected benefit obligation, beginning of period	$3,510,000	$3,665,000
Service cost	95,000	104,000
Interest cost	75,000	76,000
Benefits paid	(21,000)	(21,000)
Plan amendment	-	(658,000)
Actuarial loss (gain)	(8,000)	474,000
Foreign currency translation	498,000	(130,000)

Projected benefit obligation, end of period	$4,149,000	$3,510,000

Changes in plan assets:
Plan assets, beginning of period	$3,321,000	$3,002,000
Contributions to plan	141,000	125,000
Management cost	(14,000)	(12,000)
Actual return on assets	47,000	357,000
Benefits paid	(21,000)	(21,000)
Foreign currency translation	472,000	(130,000)

Plan assets, end of period	$3,946,000	$3,321,000

The amount recognized in other comprehensive loss consists of:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016

Unrecognized net prior service benefit	$(892,000)	$(870,000)
Unrecognized net losses	865,000	779,000

Additional other comprehensive gain (gross of income taxes)	$(27,000)	$(91,000)

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets were as follows:

	December 31, 2017	December 31, 2016

Projected benefit obligation	$4,149,000	$3,510,000
Accumulated benefit obligation	4,005,000	3,376,000
Fair value of plan assets	3,946,000	3,321,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on December 31, 2017 and 2016, of $203,000 and $189,000, respectively, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016

Gross service cost, net of employee contribution	$84,000	$99,000
Interest cost	75,000	76,000
Management cost	13,000	5,000
Expected return on assets	(74,000)	(66,000)
Amortization	(54,000)	(30,000)

Net periodic retirement cost	$44,000	$84,000

Major assumptions used in the above calculations include:

	December 31, 2017	December 31, 2016

Discount rate	2.00%	2.00%
Expected return on assets	2.00%	2.00%
Expected rate of increase in future compensation:
General	2.5%	2.5%
Individual	0%	0%

The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.  The market value of the assets is determined as the discounted stream of guaranteed benefit payments. Given the valuation method of the assets, the expected long-term rate of return on assets equals the discount rate.

The U.K. defined benefit pension plan.

As of December 31, 2017, and 2016, we held all the assets of the U.K. defined benefit pension plan in a Deposit Administration Contract with Phoenix Life Limited.

At December 31, 2017 we project the following benefit payments in subsequent years:

2018	$194,000
2019	-
2020	-
2021	-
2022	-
2023 to 2027	714,000
$908,000

We contributed approximately $57,000 and $53,000 in the years ended December 31, 2017 and 2016, respectively, and expect to contribute approximately $61,000 in 2018.

The following table summarizes the change in benefit obligations and the change in plan assets:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016
Changes in benefit obligations:
Projected benefit obligation, beginning of period	$736,000	$744,000
Service cost	4,000	4,000
Interest cost	20,000	26,000
Benefits paid	-	(96,000)
Other	(4,000)	(4,000)
Actuarial loss	34,000	197,000
Foreign currency translation	72,000	(135,000)

Projected benefit obligation, end of period	$862,000	$736,000

Changes in plan assets:
Plan assets, beginning of period	$616,000	$775,000
Contributions to plan	57,000	53,000
Management cost	(4,000)	(4,000)
Benefits Paid	-	(96,000)
Actual return on assets	68,000	15,000
Foreign currency translation	63,000	(127,000)

Plan assets, end of period	$800,000	$616,000

The amount recognized in other comprehensive loss consists of:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016

Unrecognized net losses (gross of deferred taxes)	$225,000	$276,000

The projected benefit obligation, accumulated benefit obligation and the fair value plan assets were as follows:

	December 31, 2017	December 31, 2016

Projected benefit obligation	$862,000	$736,000
Accumulated benefit obligation	862,000	736,000
Fair value of plan assets	800,000	616,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets as of December 31, 2017 and 2016, of $62,000 and $120,000, respectively, as accrued pension liability.

 The cost of our defined benefit retirement plan includes the following components for the years ended:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016

Gross service cost, net of employee contribution	$4,000	$5,000
Interest cost	20,000	26,000
Expected return on assets	(14,000)	(21,000)
Amortization	53,000	7,000

Net periodic retirement cost	$63,000	$17,000

Major assumptions used in the above calculations include:

	December 31, 2017	December 31, 2016

Discount rate	2.50%	2.70%
Expected return on assets	2.13%	2.20%

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

The allocation of pension plan assets was as follows:

	December 31, 2017		December 31, 2016
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Other Contract (Netherlands Plan)	100%	100%	100%	100%
Deposit Administration Contract (U.K. Plan)	100%	100%	100%	100%

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

The fair value of the pension plan assets by asset class is as follows:

Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Other Contract (Netherlands Plan)	$3,946,000	$-	$-	$3,946,000
Deposit Administration Contract (U.K. Plan)	800,000	-	800,000	-

December 31, 2016
Other Contract (Netherlands Plan)	$3,321,000	$(5,000)	$-	$3,326,000
Deposit Administration Contract (U.K. Plan)	616,000	-	616,000	-

The reconciliation of beginning and ending balances for our Level 3 assets is as follows:

Other Contract (Netherlands Pension Plan Assets)	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016

Beginning balance	$3,326,000	$3,005,000
Loss recognized in earnings	59,000	54,000
Actuarial loss	(26,000)	291,000
Purchases	141,000	130,000
Sales	(21,000)	(21,000)
Transfers	(5,000)	(3,000)
Foreign currency translation	472,000	(130,000)

Ending balance	$3,946,000	$3,326,000

Note 9: Income Taxes

The components of income tax expense consist of the following:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016

Income tax provision:
Current:
Federal and state	$13,000	$91,000
Foreign	118,000	49,000

Deferred:
Federal and state	-	-
Foreign	7,000	5,000

Total income tax expense	$138,000	$145,000

Actual income tax expense differs from statutory federal income tax benefit for the period presented is as follows:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016

Statutory federal income tax benefit	$(246,000)	$(7,462,000)
State tax benefit, net of federal taxes	13,000	(55,000)
Foreign tax	(82,000)	(39,000)
Nondeductible expenses - debt forgiveness	-	5,575,000
Nondeductible expenses – other	130,000	163,000
Subpart F Income	-	51,000
Valuation allowance (decrease)	(2,795,000)	(7,334,000)
Stock compensation shortfall (windfall)	(94,000)	96,000
Stock compensation true-up and expirations	10,000	958,000
NOL expiration and true-up	204,000	8,110,000
Deferral rate change	3,313,000	-
True-up of undistributed foreign earnings	(317,000)	-
Other	2,000	80,000

Total income tax expense	$138,000	$143,000

Deferred tax assets (liabilities) consist of approximately the following:

	December 31, 2017	December 31, 2016

Fixed assets	$29,000	$(51,000)
Intangible assets	(1,806,000)	(3,479,000)
Equity method investment	33,000	-
Pension liability	69,000	76,000
Stock based compensation	446,000	535,000
Inventory	128,000	483,000
Other reserves and accruals	524,000	778,000
Deferred rent	165,000	250,000
Undistributed foreign earnings	-	(504,000)
Foreign tax credits	68,000	68,000
Credit carryforwards	88,000	72,000
Net operating losses	7,000,000	11,230,000
Customer relations intangible	(44,000)	-
	6,700,000	9,458,000
Less valuation allowance	(6,587,000)	(9,382,000)
	$113,000	$76,000

At December 31, 2017, we had U.S. net operating loss (NOL) carryforwards of approximately $117.2 million for U.S. income tax purposes before any Section 382 limitations, The NOLs expire in years 2020 through 2035.  U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.  In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. Of the $117.2 million of NOLs for U.S. income tax purposes, $88.2 million are expected to expire unutilized. Of the $117.2 million of NOLs for U.S. income tax purposes, $29 million are recorded as gross deferred tax assets.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  We have established a valuation allowance for U.S. deferred tax assets due to the uncertainty that enough taxable income will be generated in the taxing jurisdictions to utilize the assets with the exception of the refundable AMT credit carryforward.  Therefore, we have only reflected the benefit of such deferred tax assets in the accompanying consolidated financial statements.  The deferred tax asset decreased by approximately $2,758,000 and $7,395,000 in the years ending December 31, 2017 and 2016, respectively.  The valuation allowance increased by approximately $2,795,000 in the year ending December 31, 2017, and decreased by approximately $7,335,000 in the year ending December 31, 2016.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years.

Under our accounting policies, we recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of December 31, 2017, and 2016, we recorded no accrued interest or penalties related to uncertain tax positions.

We have provided for U.S. deferred income taxes as of December 31, 2017 for the undistributed earnings from our non-U.S. subsidiaries.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, tax years for March 31, 2015 through December 31, 2017 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, we are no longer subject to U.S. federal or state, examinations by tax authorities for years beginning before April 1, 2014. However, all years in which a NOL could be utilized could be subject to tax examination. In addition, we are subject to examination by UK and Netherlands taxing authorities for which the fiscal years 2011-2017 and 2012-2017, respectively remain open for examination.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("TCJA") was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective for tax years starting after December 31, 2017, implementing a hybrid territorial tax system, repealing AMT and making pre-2018 credits refundable, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result, we recorded tax expense of $3.31M in the fourth quarter as a result of revaluation of the deferred tax assets due to the corporate tax rate change from 35% to 21% starting in 2018. The tax expense was directly offset by a change in the valuation allowance except for $70,000 that was not offset. The Company has $68,000 of AMT credit carryforwards that are expected to be fully utilized due to the credit now being refundable under the TCJA.   The Company calculated a deemed repatriation income amount due to the change to a territorial tax system under the TCJA.  This income can be fully offset with NOLs.  The corresponding deferred tax liability associated with it was reversed. The amounts incorporate assumptions made based upon the Company's current interpretation of the Tax Act and may change as the Company receives additional clarification and implementation guidance.

Note 10: Business Segment Information

ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments.  Reportable segments are defined primarily by the nature of products and services, the nature of the production processes, and the type of customers for our products and services.

Prior to the fourth quarter of 2017, we disclosed only one reporting segment.  Beginning in the fourth quarter of 2017, our reportable segments are disclosed as principally organized and managed as three operating segments: the urology/gynecology market, the airway management market and the industrial market.  We adopted reportable segments to align with changes in how we manage our business, review operating performance and allocate resources.

In the urology/ gynecology market, the company markets a number of products through its 50+ direct sales force in the US and 10+ direct sales force in Europe in addition to the use of international distributors.  The products serving this market includes endoscopy-based products (flexible fiber and video endoscopes and a proprietary sterile disposable microbial barrier known as EndoSheath technology), Urgent PC® Neuromodulation System (“Urgent PC System”) a minimally-invasive, neuromodulation system that delivers percutaneous tibial nerve stimulation for office-based treatment of overactive bladder and associated symptoms; and Macroplastique® Implants (“Macroplastique”), an injectable, urethral bulking agent for the treatment of adult female stress urinary incontinence.

In the airway management market, the company markets endoscopy-based products (including flexible fiber and video endoscopes used in the practices of pulmonology, trans-nasal esophagoscopy and ENT as well as the proprietary sterile disposable microbial barrier known as EndoSheath technology for indications other than ENT).

In the industrial market, the company sells scopes and related equipment that are similar in design to those sold for medical applications into industrial markets for applications including aircraft engine inspection.

Our Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer, who utilizes discrete financial information about each segment in order to make decisions on resources allocated to each market.  The Company’s CODM assesses the performance of each segment and allocates resources to those segments based on revenue and operating income (loss). Operating income (loss) by segment includes items that are directly attributable to each segment, including sales and marketing functions, as well as finance, information technology, human resources, legal and related corporate infrastructure costs, along with certain benefit-related expenses.  There are no unallocated expenses for the three segments. The company does not identify or allocate its assets by operating segments. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

Financial information regarding revenue and operating income (loss) by segment for the twelve months ended December 31, 2017 and 2016, respectively, is approximately as follows:

Segment Revenue	December 31, 2017	December 31, 2016

Urology	49,314,000	44,747,000
Airway Management	3,277,000	3,208,000
Industrial	3,725,000	3,896,000
Total	56,316,000	51,851,000

Operating Income (Loss)	December 31, 2017	December 31, 2016

Urology	281,000	(1,111,000)
Airway Management	(988,000)	(940,000)
Industrial	(182,000)	240,000
Total	(889,000)	(1,811,000)

Information regarding geographic area net sales to customers for the twelve months ended December 31, 2017 and 2016, respectively is approximately as follows:

	United States	All Other (Foreign) Countries (1)	Consolidated

Twelve months ended December 31, 2017	$40,888,000	$15,428,000	$56,316,000

Twelve months ended December 31, 2016	$39,513,000	$12,338,000	$51,851,000

(1)	No other (foreign) country accounts for 10% or more of the consolidated net sales

Information regarding geographic area long-lived assets at December 31, 2017 and 2016, respectively is approximately as follows:

	United States	United Kingdom and The Netherlands	Consolidated

December 31, 2017	$1,793,000	$634,000	$2,427,000

December 31, 2016	$1,676,000	$439,000	$2,115,000

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

For the period ending December 31, 2017, our net loss in Vensica Medical was $128,640.  The equity investment in Vensica is now $1,871,360.

Note 12. Subsequent Event – Pending Merger with Laborie Medical Technologies

On March 12, 2018, we entered into a definitive merger agreement (“the Agreement”) with Laborie Medical Technologies (“Laborie”).  Under the Agreement, Laborie will acquire all of the outstanding shares of Cogentix Medical for a total consideration of approximately $239 million.  Under the terms of the Agreement, Laborie, through its wholly-owned subsidiaries LM Parent, Inc., and Camden Merger Sub, Inc. will commence a tender offer for all outstanding shares of Cogentix Medical common stock for $3.85 per share in cash.  The offer of $3.85 per share in cash represents a premium of 28% over the average closing stock price of Cogentix Medical common stock over the last thirty days prior to entering into the agreement.  We anticipate the transaction will close in the first half of the second quarter of 2018.  Upon completion of the transaction, we will become a wholly owned subsidiary of Laborie.